Form 10-Q
period 1996-08-31
CENTENNIAL CELLULAR CORP
filed 1996-10-11
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended August 31, 1996
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    for the transition period from        to
                         Commission file number 0-19603

                            CENTENNIAL CELLULAR CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                      06-1242753
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                50 Locust Avenue
                              New Canaan, CT 06840
          (Address of principal executive offices, including zip code)
                                 (203) 972-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES [X]                             NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common -  16,475,116  outstanding shares as of October 4, 1996
Class B Common -  10,544,113  outstanding shares as of October 4, 1996

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                 August 31,         May 31,
                                                                                   1996              1996
                                                                               ------------      -----------
ASSETS

CURRENT ASSETS:
         Cash                                                                  $   42,088        $   67,297
         Accounts receivable, less allowance for doubtful
                  accounts of $1,576 and $1,471, respectively                      22,493            20,210
         Prepaid expenses and other current assets                                  2,870             2,158
                                                                               ------------      -----------

                  TOTAL CURRENT ASSETS                                             67,451            89,665

PROPERTY, PLANT AND EQUIPMENT - net                                               112,267            91,417

EQUITY INVESTMENTS IN CELLULAR SYSTEMS - net                                       99,622           100,204

DEBT ISSUANCE COSTS, less accumulated amortization of
         $2,357 and $2,081, respectively                                            7,462             7,738

CELLULAR TELEPHONE LICENSES, less accumulated
         amortization of $176,410 and $164,786, respectively                      288,577           300,206

PERSONAL COMMUNICATIONS SERVICES LICENSE                                           61,306            60,007

GOODWILL, less accumulated amortization of $20,483
         and $19,343, respectively                                                132,767           133,907

OTHER ASSETS - net                                                                 13,586             2,668
                                                                               ------------      -----------
                  TOTAL                                                        $  783,038        $  785,812
                                                                               ============      ===========









                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                         August 31,                  May 31,
                                                                                           1996                       1996
                                                                                        ----------                 ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                               $    5,147                 $    4,325
         Accrued interest payable                                                           10,377                      2,299
         Other accrued expenses                                                             11,001                     14,547
         Payable to affiliate                                                                  966                        956
         Customers' deposits and prepayments                                                 5,489                      4,961
                                                                                        ----------                 ----------
                  TOTAL CURRENT LIABILITIES                                                 32,980                     27,088

LONG-TERM DEBT                                                                             350,000                    350,000
DEFERRED LIABILITY                                                                           2,200                      2,200
DEFERRED INCOME TAXES                                                                       54,070                     56,588

PREFERRED STOCK:

Convertible redeemable preferred stock
         (at aggregate liquidation value which approximates
         the fair market value), par value $.01 per share,
         102,187 shares authorized; issued and outstanding
         102,187 shares (redemption value of $1,823.00 per share)                          186,287                    182,813

Second series convertible redeemable preferred stock
         (at aggregate liquidation value which approximates the
         fair market value), par value $.01 per share, 3,978 shares                          7,252                      7,117
         authorized; issued and outstanding 3,978 shares
         (redemption value of $1,823.00 per share)

Senior preferred stock, par value $.01 per share, dividend
         rate 14%, 250,000 shares authorized, none issued                                        -                          -

Additional preferred stock, par value $.01 per share, authorized
         10,000,000 shares, 3,978 shares issued as second series
         convertible redeemable preferred stock                                                  -                          -

COMMON STOCKHOLDERS' EQUITY:
         Common stock par value $.01 per share:
                  Class A, 1 vote per share, 100,000,000 shares authorized,                    165                        165
                     issued and outstanding 16,475,116 and 16,461,858 shares,
                     respectively
                  Class B, 15 votes per share, 50,000,000 shares authorized,
                     issued and outstanding 10,544,113 shares                                  105                        105
                  Additional paid-in capital                                               379,883                    383,533
                  Accumulated deficit                                                     (225,103)                  (218,996)
                                                                                        ----------                 ----------
                                                                                           155,050                    164,807
                  Less:  Cost of 83,940 Class A common shares in treasury                   (1,801)                    (1,801)
                             Shareholder note receivable                                    (3,000)                    (3,000)
                                                                                        ----------                 ----------

                  TOTAL COMMON STOCKHOLDERS' EQUITY                                        150,249                    160,006
                                                                                        ----------                 ----------
                           TOTAL                                                        $  783,038                 $  785,812
                                                                                        ==========                 ==========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (Amounts in thousands, except share data)



                                                              Three Months Ended August 31
                                                             ----------------------------
                                                                 1996              1995
                                                             ----------        ----------
REVENUES
         Service revenue                                     $   30,857        $   24,821
         Equipment sales                                            766               693
         Interest income                                            742             1,408
                                                             ----------        ----------
                                                                 32,365            26,922
                                                             ----------        ----------

COSTS AND EXPENSES:
         Cost of services                                         4,766             3,557
         Cost of equipment sold                                   2,703             2,156
         Selling, general and administrative                      9,814             7,883
         Depreciation and amortization                           18,481            18,030
                                                             ----------        ----------
                                                                 35,764            31,626
                                                             ----------        ----------
OPERATING LOSS                                                   (3,399)           (4,704)
                                                             ----------        ----------
INCOME FROM EQUITY INVESTMENTS                                    3,662             2,315
GAIN ON SALE OF ASSETS                                               48             4,176
INTEREST                                                          7,041             8,302
                                                             ----------        ----------
LOSS BEFORE INCOME TAX BENEFIT
         AND MINORITY INTEREST                                   (6,730)           (6,515)

INCOME TAX BENEFIT                                                 (755)           (3,080)
                                                             ----------        ----------
         LOSS BEFORE MINORITY INTEREST                           (5,975)           (3,435)

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES                 (132)               17
                                                             ----------        ----------
                  NET LOSS                                   $   (6,107)       $   (3,418)
                                                             ==========        ==========
DIVIDEND REQUIREMENT ON PREFERRED STOCK                      $    3,610        $    3,291
                                                             ==========        ==========
LOSS APPLICABLE TO COMMON SHARES                             $   (9,717)       $   (6,709)
                                                             ==========        ==========
LOSS PER COMMON SHARE                                         $    (.36)        $    (.25)
                                                             ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES AND COMMON SHARE EQUIVALENTS
         OUTSTANDING DURING THE PERIOD                       26,932,000        26,694,000
                                                             ==========        ==========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                                              Common Stock
                                 -----------------------------------------------------------------------
                                            Class A                                   Class B
                                 ----------------------------              -----------------------------
                                   Shares           Dollars                  Shares            Dollars
                                 ----------        ----------              ----------        -----------
Balance at June 1, 1995          15,741,752        $      157              10,544,113        $      105

Common Stock
   issued in conjunction with
   incentive plans                  226,665                 3                       -                 -

Common stock
   issued in conjuction with
   acquisitions                     493,441                 5                       -                 -

Vesting of stock options                  -                 -                       -                 -

Net loss                                  -                 -                       -                 -

Accretion in liquidation value
   of preferred stock                     -                 -                       -                 -
                                 ----------        ----------              ----------        -----------
Balance at May 31, 1996          16,461,858               165              10,544,113               105
Common Stock issued in
   conjunction with incentive
   plans                             13,258                 -                       -                 -

Net loss                                  -                 -                       -                 -

Accretion in liquidation value
   of preferred stock                     -                 -                       -                 -
                                 ----------        ----------              ----------        -----------
Balance at August 31, 1996       16,475,116        $      165              10,544,113        $      105
                                 ==========        ==========              ==========        ===========


                                   Additional                          Shareholder
                                    Paid-In            Treasury           Note          (Accumulated
                                    Capital             Stock          Receivable          Deficit)           Total
                                   ----------        -----------       -----------       -----------       -----------
Balance at June 1, 1995            $  395,735        $   (1,801)       $   (3,000)       $ (202,365)       $  188,831

Common Stock
   issued in conjunction with
   incentive plans                          -                 -                 -                 -                 3

Common stock
   issued in conjuction with
   acquisitions                           448                 -                 -                 -               453

Vesting of stock options                  940                 -                 -                 -               940

Net loss                                    -                 -                 -           (16,631)          (16,631)

Accretion in liquidation value
   of preferred stock                 (13,590)                -                 -                 -           (13,590)
                                   ----------        -----------       -----------       -----------       -----------
Balance at May 31, 1996               383,533            (1,801)           (3,000)         (218,996)          160,006
Common Stock issued in
   conjunction with incentive
   plans                                  (40)                -                 -                 -               (40)

Net loss                                    -                 -                 -
                                                                                             (6,107)           (6,107)
Accretion in liquidation value
   of preferred stock                  (3,610)                -                 -                 -            (3,610)
                                   ----------        -----------       -----------       -----------       -----------
Balance at August 31, 1996         $  379,883        $   (1,801)       $   (3,000)       $ (225,103)       $  150,249
                                   ==========        ===========       ===========       ===========       ===========





                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                               Three Months Ended August 31,
                                                                                               -----------------------------
                                                                                                     1996         1995
                                                                                                  ---------    ---------
OPERATING ACTIVITIES:

         Cash received from subscribers and others                                                $  37,087    $  28,491
         Cash paid to suppliers, employees and
                  governmental agencies                                                             (28,888)     (15,805)
         Debt issuance costs                                                                           -            (277)
         Interest paid                                                                                 -             (11)
                                                                                                  ---------    ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           8,199       12,398
                                                                                                  ---------    ---------
INVESTING ACTIVITIES:

         Capital expenditures                                                                       (23,481)      (6,350)
         Acquisition of other assets                                                                (11,059)        (217)
         Acquisition, disposition and exchange of cellular telephone systems                           -           9,914
         Acquisition of personal communications service license                                        -         (44,026)
         Capital returned from equity investments                                                     1,385        2,114
         Capital contributed to equity investments                                                     (213)         (91)
                                                                                                  ---------    ---------
                  NET CASH (USED IN) INVESTING ACTIVITIES                                           (33,368)     (38,656)
                                                                                                  ---------    ---------
FINANCING ACTIVITIES:

         Issuance of Class A and B Common Stock and treasury stock purchases                            (40)           1
                                                                                                  ---------    ---------
                  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (40)           1
                                                                                                  ---------    ---------


NET (DECREASE), INCREASE IN CASH                                                                    (25,209)     (26,257)

CASH, BEGINNING OF PERIOD                                                                            67,297      121,628
                                                                                                  ---------    ---------
CASH, END OF PERIOD                                                                               $  42,088    $  95,371
                                                                                                  =========    =========









                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                             (Amounts in thousands)


                                                                               Three Months Ended August 31,
                                                                               -----------------------------
                                                                                    1996        1995
                                                                                  --------    --------
RECONCILIATION OF NET LOSS TO NET CASH  PROVIDED BY
         OPERATING ACTIVITIES:

         Net loss                                                                 $ (6,107)   $ (3,418)
                                                                                  --------    --------

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                              18,481      18,030
         Minority interest in income (loss) of subsidiaries                            132         (17)
         Deferred income taxes                                                      (2,517)     (3,250)
         Equity in undistributed earnings of investee companies                     (3,662)     (2,315)
         Debt issuance costs paid                                                      -          (277)
         Gain on sale of assets                                                        -        (4,176)
         Other                                                                      (1,077)        213
         Change in assets and liabilities net of effects of
                  acquired, exchanged and disposed  cellular telephone systems:
                           Accounts receivable - (increase)                         (2,229)     (2,774)
                           Prepaid expenses and other current assets -
                              (increase)                                              (712)       (260)
                           Accounts payable and accrued expenses -
                              increase                                               5,362      10,313
                           Customer deposits and prepayments -
                              increase                                                 528         329
                                                                                  --------    --------

         Total adjustments                                                          14,306      15,816
                                                                                  --------    --------

Net cash provided by operating activities                                         $  8,199    $ 12,398
                                                                                  ========    ========








                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the Company) as of August 31, 1996 and the results of its consolidated operations and cash flows for the three months ended August 31, 1996 and August 31, 1995. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K.

Note 2.  Credit Facility

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see acquisitions). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based on, at the election of the Company, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company's ability to pay dividends and requires that certain operating tests be met.

Note 3.  Registration Statements

The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement became effective July 14, 1994. As of September 30, 1996, 4,239,231 shares remain available for future acquisitions.

On April 5, 1995, the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of September 30, 1996, $400,000 remain available for issuance.

Note 4.  Pro forma Information

The summary pro-forma information includes the accounts and operations of the Company, completed acquisitions (purchased/exchanged from June 1, 1995 and completed by August 31, 1996), in each case as if such acquisitions/exchanges had been consummated as of the beginning of the respective period for the combined statements of operations (amounts in thousands, except per share data and unaudited).

                                        Three Months Ended August 31,
                                        -----------------------------
                                         1996                  1995
                                         ----                  ----
          Revenues                     $ 33,635              $ 27,893
          Net Loss                       (5,607)               (7,105)
          Loss per common share            (.33)                 (.38)

Pro forma loss per common share for the three months ended August 31, 1996 and 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

Note 5.  Revenue Recognition

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $7,212 and $4,681 for the three months ended August 31, 1996 and 1995, respectively.

Note 6.  Loss per Common Share

Loss per common share is calculated on a fully diluted basis and includes 0 and 397,760 shares of common stock equivalents for the three month periods ended August 31, 1996 and August 31, 1995, respectively. Loss per common share includes a charge for the accretion in liquidation value of preferred stock.

Note 7. Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the three months ended August 31, 1995, the Company reclassified $4,429 of property plant and equipment, $3,065 of goodwill, $1,259 of accounts receivable and $690 of accounts payable to cellular telephone license as a result of the exchange of cellular markets described at Note 8.

Note 8.  Acquisitions, Exchanges, Dispositions

On June 30, 1995, the Company acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company s non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914 subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

The Company was the successful  bidder for one of two Metropolitan  Trading Area
(MTA) licenses (granted June 23, 1995) to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by the Company was $54,672.

On October 31, 1995, the Company acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 net pops, in exchange for the Company's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,00 Net Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

On September 12, 1996, the Company acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

Note 9.  Commitments and Contingencies

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. To date, no such purchases have been made by the Company.

The Company also plans to exercise its right to acquire the minority interests held by Century Federal in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). Upon completion of these transaction, the company will own 100% of these systems.

The Company entered into similar letter agreements relating to the operation of cellular telephone systems in Elkhart, Fort Wayne and South Bend, Indiana, Battle Creek and Kalamazoo Michigan, and Roanoke, Virginia. Under the terms of these letter agreements, a management company assisted the Company in managing the daily operations of these cellular telephone systems. In accordance with the terms of the letter agreements, the Company terminated the management company effective June 4, 1990. Under the particular letter agreements the terminated management company is entitled to a 5% carried interest as defined in the particular letter agreements up to and through December 31, 1996 at which time the carried interest percentage may be put to the Company. During September 1992, all of the management companys rights pursuant to the letter agreements were acquired by Century for a purchase price of $2,200, which has been reflected as an adjustment to the purchase price.

On July 31, 1996 the Company filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency blocks D and E. The Company listed Basic Trading Areas (BTAs ), the market designation for PCS license areas, that related to its cellular operations. The Company submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which it is interested. There is no assurance that the Company will bid in the auction process, and as to the extent any such participation will be successful.

Note 10.  Segment Information

The Company's consolidated financial statements include two distinct business segments. The cellular telephone segment owns, operates and invests in cellular telephone systems and a specialized mobile radio and paging business. The Company's Puerto Rico telecommunications segment is in the construction stage and not yet operational. Once operational the Company will provide PCS telephone service and alternative telephone access to Puerto Rico and the U.S. Virgin Islands.

Information about the Company's operations in its two business segments for the three months ended August 31, 1996 and August 31, 1995 is as follows:

                                                  Three Months Ended August 31,
                                                  -----------------------------
                                                    1996                  1995
                                                    ----                  ----
Gross revenues:

       Cellular telephone                        $  32,365             $  26,922
       Puerto Rico telecommunications                   --                    --
                                                 ---------             ---------
                                                 $  32,365             $  26,922
                                                 =========             =========
Operating (loss):

       Cellular telephone                        $  (2,004)            $  (4,688)
       Puerto Rico telecommunications               (1,395)                  (16)
                                                 ---------             ---------
                                                 $  (3,399)            $  (4,704)
                                                 =========             =========
Net Loss:

       Cellular telephone                        $  (4,494)            $  (1,948)
       Puerto Rico telecommunications               (1,613)               (1,470)
                                                 ---------             ---------
                                                 $  (6,107)            $  (3,418)
                                                 =========             =========
Assets, at end of period:

       Cellular telephone                        $ 697,035             $ 743,551
       Puerto Rico telecommunications               86,003                57,622
                                                 ---------             ---------
                                                 $ 783,038             $ 801,173
                                                 =========             =========
Depreciation and amortization:

       Cellular telephone                        $  18,464             $  18,014
       Puerto Rico telecommunications                   17                    16
                                                 ---------             ---------
                                                 $  18,481             $  18,030
                                                 =========             =========
Capital expenditures:

       Cellular telephone                        $  14,544             $   4,529
       Puerto Rico telecommunications                8,937                 1,821
                                                 ---------             ---------
                                                 $  23,481             $   6,350
                                                 =========             =========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
          (Dollars in thousands, except subscriber, pop and share data)

Results of Operations

Three Months ended August 31, 1996 and August 31, 1995

Revenue for the three months ended August 31, 1996 was $32,365, an increase of $ 5,443 or 20% over revenue of $26,922 for the three months ended August 31, 1995. The increase in revenue was the result of growth in subscriptions to and increased usage of cellular telephone service. Acquisitions accounted for approximately $2,836 or 52% of the increase in revenue.

Revenue from the sale of cellular telephones to subscribers for the three months ended August 31, 1996 increased by $73 to $766 or 10% as compared to the three months ended August 31, 1995. The increase in such revenue was due to a larger number of telephone units sold during the current three month period offset, in part, by a reduction in the retail prices of cellular telephones.

Continued growth in revenue is dependent upon increased levels of cellular subscriptions as well as maintenance of the current subscriber base. Cellular subscribers at August 31, 1996 were approximately 140,600. During the most recent twelve month period ended August 31, 1996, the Company's cellular subscriber base has been affected by (i) acquisitions of cellular telephone markets, (ii) the exchange and disposition of cellular telephone markets and
(iii) internal growth of subscribers in systems which it owned and operated at August 31, 1995.

On a proforma basis, after giving effect to dispositions and exchanges of cellular telephone systems at August 31, 1995, the Company's cellular subscribers were 94,200 as compared to 140,600 at August 31, 1996, an increase of 46,400 subscribers or 49%. The increase in subscribers after giving effect to the exchanged and disposed markets is the result of 71,700 new activations and 11,800 subscribers from acquisitions. The increases were offset by subscriber cancellations of 37,100. Subscriber activity during the twelve months ended August 31, 1996 is summarized in the table below:


                                                                    Proforma effect of
                                                    Actual      Exchanged/Disposed Markets
                                                    ------      --------------------------
Beginning Subscribers, August 31, 1995              97,700               94,200
Activations                                         71,900               71,700
Cancellations                                      (37,200)             (37,100)
Acquired                                            11,800               11,800
Disposed/Exchanged                                  (3,600)                --
                                                   -------              -------
Ending Subscribers, August 31, 1996                140,600              140,600
                                                   =======              =======



The Company has experienced high levels of subscriber cancellations which have been more than offset by new subscriptions. The cancellations experienced by the Company are primarily the result of competitive factors. There is no assurance that the Company will maintain its historic level of subscriber growth in the future.

Revenue per subscriber per month based upon an average number of subscribers for the three months ended August 31, 1996 was $74 as compared to $76 for the three month period ended August 31, 1995. There is no assurance that the overall revenue per subscriber level will be maintained.

Cost of services during the three months ended August 31, 1996 was $4,766, an increase of $1,209 or 34% from the three months ended August 31, 1995. The reason for the increase was the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from the continued expansion of the Company's network. Included in cost of services during the three months ended August 31, 1996 were $504 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications business. The Company's Puerto Rico telecommunications business is in the construction stage and not yet operational.

Cost of equipment sold during the three months ended August 31, 1996 was $2,703, an increase of $547 or 25% as compared to the three months ended August 31, 1995. The primary reason for the increase was an increase in the number of telephone units sold, offset by a decrease in the average unit cost of telephones sold.

Selling, general and administrative expenses rose to $9,814, an increase of $1,931 or 25% above the $7,883 for the three months ended August 31, 1995. The increase was the result of an increase in the Company's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and anticipated growth of its cellular telephone business. Included in selling, general and administrative expenses during the three months ended August 31, 1996 were $449 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications business.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its existing cellular telephone business continues. In addition, the Company expects that the development of its recently acquired markets as well as its participation in the Puerto Rico telecommunications business will contribute to an increased level of expenses.

Depreciation and amortization for the three months ended August 31, 1996 was $18,481, an increase of $451 or 3% over the three months ended August 31, 1995. The increase results from acquisitions completed during fiscal 1996 as well as capital expenditures made during fiscal 1996 in connection with the development and network expansion of the Company's cellular telephone systems.

As a result of the factors discussed above, the operating loss for the three months ended August 31, 1996 was $3,399, a decrease of $1,305 or 28% from the loss of $4,704 for the three months ended August 31, 1995.

During the three months ended August 31, 1995, the Company sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, VA MSA for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of $4,176 as a result of the sale (see Acquisitions, Exchanges, and Dispositions).

Interest expense was $7,041 for the three months ended August 31, 1996, a decrease of $1,261 or 15% from the three months ended August 31, 1995. The decline in interest expense is the result of the capitalization of $1,299 of interest charges related to the acquisition cost of the Company's PCS license. Gross interest costs for the three months ended August 31, 1996 and 1995 were $8,340 and $8,302, respectively, reflecting average debt levels of $350,000 and a weighted average interest rate of 9.5%.

After income attributable to minority interests in subsidiaries for the three months ended August 31, 1996, a pretax loss of $6,862 was incurred, as compared to a pretax loss of $6,498 in the three months ended August 31, 1995. The income tax benefit of $755 for the three months ended August 31, 1996 represents an adjust-ment to the deferred tax liability of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations.

The net loss of $6,107 for the three months ended August 31, 1996 represents an increase of $2,689 or 79% from the net loss in the three months ended August 31, 1995. The Company expects net losses to continue until such time as the cellular telephone operations, the Puerto Rico telecommunications business and related investments associated with the construction and development of its cellular telephone systems and Puerto Rico telecommunications system plant generate sufficient earnings to offset the costs described above. There can be no assurance that the Company will generate the earnings necessary to offset the costs described and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

Liquidity and Capital Resources

The Company's cellular telephone systems, primarily serving three geographic areas, are considered to be in the early development phase of operations. On June 23, 1995, the Company acquired one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company also intends to construct and operate a competitive telephone access business in the Puerto Rico marketplace. The Company requires substantial capital to operate, construct, expand, and acquire cellular telephone systems and to build out its recently acquired Puerto Rico telecommunications business and for debt service. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes.

For the three months ended August 31, 1996, earnings were less than fixed charges by $6,862. Fixed charges consist of interest expense and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $18,481 relating to depreciation and amortization.

As of August 31, 1996, the Company had $112,267 of property, plant and equipment
(net) placed in service.  During the three  months  ended  August 31, 1996,  the
Company  made  capital  expenditures  of  $23,481,  primarily  to  continue  the
construction   of  recently   acquired   cellular   telephone  and  Puerto  Rico
telecommunications systems, the expansion of the coverage areas of existing properties and the upgrade of its cell site and call switching equipment. During the three months ended August 31, 1996 the buildout of the Company's Puerto Rico telecommunications network required capital expenditures of $8,937 or 38% of the Company's total capital expenditures. The Company's future commitments for such property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its cellular systems. During the twelve months ended May 31, 1997, the Company anticipates cellular capital expenditure requirements of approximately $25,000. The Company currently estimates that the remaining cost to build out the infrastructure of its PCS network will be approximately $51,000 to be expended through fiscal 1998. The Company is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In this regard, On September 12, 1996, the Company entered into a $50,000 credit facility with Citibank N.A. The facility terminates on March 20, 1998.
Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Exchanges and Dispositions"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based on, at the election of the Company, (a) Base Rate plus a margin of 2% or (b) Eurodollar Base Rate plus a margin of 3%. The facility is secured by the pledge of stock of certain of the Company's subsidiaries not otherwise restricted by its Senior Note Indentures. These include the subsidiaries which operate the Puerto Rico telecommunications business, the Benton Harbor system and is further guaranteed by certain subsidiaries bidding its investment interests. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company s ability to pay dividends and requires that certain operating tests be met.

The Company has outstanding two classes of preferred stock which are held by Citizens Utilities Co. (Citizens) and Century Communications Corp. ( Century ). The preferred stock issues carry no cash dividend requirement until fiscal 1997 but accrete liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. Assuming no change in the number of shares of such classes outstanding, the fully accreted liquidation preference and redemption value of the shares held by Citizens and Century will be $186,287 and $7,252, respectively. Beginning in fiscal 1997, the holders of the preferred stock will be entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in fiscal 1997, to be made in respect of the preferred stock will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenues must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico Telecommunications business is expected to be capital intensive, requiring additional network buildout costs of approximately $51,000 during fiscal 1997 and 1998. Further, due to the start-up nature of the Puerto Rico telecommunications business, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications business is expected to be highly competitive with the two existing cellular telephone providers as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications business will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's cellular telephone operations and Puerto Rico telecommunications business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures. The Company anticipates that shortfalls may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company.

The Company filed a shelf registration statement with the Securities and Exchange Commission ( SEC ) for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement became effective July 14, 1994. As of September 30, 1996, 4,239,231 shares remain available for future acquisitions.

On April 5, 1995 the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of September 30, 1996, $400,000 remained available for issuance.

Acquisitions, Exchanges, and Dispositions

The Company's primary acquisition strategy is to acquire controlling ownership interests in cellular systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its cellular operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in cellular systems in other geographic areas. The Company may also pursue other communications businesses related to its cellular telephone and other mobile service operations as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of Class A Common Stock, cash, assumption of liabilities or a combination thereof.

On September 12, 1996 the Company acquired for $34,000 in cash,100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor, market represents approximately 161,400 Net Pops.

On October 31, 1995, the Company acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 net pops, in exchange for the Company s non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

On June 30, 1995, the Company acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

The Company was the successful  bidder for one of two Metropolitan  Trading Area
(MTA) licenses (granted June 23, 1995) to provide broadband personal communications services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by the Company was $54,672.

Commitments and Contingencies

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. The Company has made no such purchases to date.

The Company also plans to exercise its right to acquire the minority interest held by Century Federal in the Cass and Jackson, Michigan systems from Century Federal for the prices paid by Century Federal for such minority interests in the acquisition of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

The Company entered into similar letter agreements relating to the operation of cellular telephone systems in Elkhart, Fort Wayne and South Bend, Indiana, Battle Creek and Kalamazoo Michigan, and Roanoke, Virginia. Under the terms of these letter agreements, a management company assisted the Company in managing the daily operations of these cellular telephone systems. In accordance with the terms of the letter agreements, the Company terminated the management company effective June 4, 1990. Under the particular letter agreements the terminated management company is entitled to a 5% carried interest as defined in the particular letter agreements up to and through December 31, 1996 at which time the carried interest percentage may be put to the Company. During September 1992, all of the management company's rights pursuant to the letter agreements were acquired by Century for a purchase price of $2,200, which was reflected as an adjustment to the purchase price.

The Company also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to the Company in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

On July 31, 1996 the Company filed applications to participate in an upcoming FCC auction for broadband personal communications services frequency blocks D and E. The Company listed Basic Trading Areas (BTAs ), the market designation for PCS license areas, that related to its cellular operations. The Company submitted a required refundable deposit of $11,000 in order to maintain its bidding eligibility for the PCS licenses in which it is interested. There is no assurance with respect to the extent any such participation will be successful.

The following tables sets forth (in thousands), for the periods indicated, the Company's net cash used by operating activities before interest payments ( net cash provided ), the Company's principal uses of such cash and the cash required from financing and investing activities.

                                                                         Three Months Ended August 31,
                                                       ----------------------------------------------------------------
                                                                  1996                                   1995
                                                       ------------------------                ------------------------
                                                        Amount                %                Amount                 %
                                                        ------                -                ------                 -
Net cash provided by
operating activities                                  $  8,199               100%             $ 12,398               97.8%

Interest paid (including financing costs)                   --                --                   277                2.2
                                                      --------               ---              --------               ----
Net cash provided                                     $  8,199               100%             $ 12,675              100.0%
                                                      ========               ===              ========              =====
Principal uses of cash:

Interest paid (including financing costs )            $     --                --%             $    277                2.2%

Property, plant and equipment
 (excluding acquisitions)                               23,481               286.4               6,350               50.1
                                                      --------               ---              --------               ----
Total                                                 $ 23,481               286.4%           $  6,627               52.3%
                                                      ========               =====            ========               ====
Cash (required from) available for
financing and investing activities                    $(15,282)             (186.4)%          $  6,048               47.7%
                                                      ========              ======            ========               ====

Although the net cash provided by operating activities for the three months ended August 31, 1996 was not sufficient to fund the Company's expenditures for property, plant and equipment of $23,481, funds required were available from cash on hand. The principal source of such cash was financing activities of prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated (in thousands):

                                                                              Three Months Ended August 31,
                                                                              -----------------------------
                                                                                1996                 1995
                                                                                ----                 ----
(Purchase) and issuance of Class A Common Shares                              $    (40)            $      1

Net capital returned from equity investments                                     1,172                2,023
                                                                              --------             --------

Cash Available                                                                   1,132                2,024

Acquisition of other assets and wireless telephone system licenses             (11,059)             (34,329)
                                                                              --------             --------
Cash required from operating activities or cash on hand                       $ (9,927)            $(32,305)
                                                                              ========             ========

PART II - OTHER INFORMATION

ITEM 5. Other Information

Benton Harbor Acquisition

On September 12, 1996 the Company acquired for $34,000 in cash, 100% of the ownership interest in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor, market represents approximately 161,400 Net Pops.

New Credit Facility

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Benton Harbor" above). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based on, at the election of the Company, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company's ability to pay dividends and requires that certain operating tests be met.

Extension of Management Agreement

Century Communications and the Company have entered into a Services Agreement, dated August 30, 1991, as subsequently amended (the "Services Agreement"), pursuant to which Century Communications through its personnel provide such design, construction, management, operational, technical and maintenance services to the Company as may be necessary, or as Century Communications determines may be appropriate, for the cellular telephone, paging and related systems owned and operated by the Company ("the Controlled Systems"). Such services also include, but are not limited to, providing all the services necessary for the monitoring, to the extent possible, of the activities of the limited partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided by the Company by Century Communications. The Company believes that it is in its best interest for Century Communications to continue to provide such services until, in the judgment of the Board of Directors of the Company, the Company has established its own executive management team capable of providing such services. There is no annual fee paid or to be paid to Century Communications under the Services Agreement. As consideration for the services rendered and to be rendered under the Services Agreement, the Company issued to Century Communications the Second Series Convertible Redeemable Preferred Stock valued at $5,000,000.

The Services Agreement had an original term of five years to automatically terminate earlier upon the occurrence of (i) the conversion of 25% or more (on a cumulative basis) of the shares of Convertible Redeemable Preferred Stock originally issued to Citizens or (ii) the determination by the Board of Directors of the Company that the Company had established its own executive management team to provide all the services and assume all the duties of Century Communications under the Services Agreement. Because a majority of the Company's Directors are affiliated with Century Communications, the Board of Directors of The company would face a conflict of interest in determining that the Company had established its own management team to provide all the services and assume all the duties of Century Communications under the Services Agreement. All of the services rendered by Century Communications under the Services Agreement are subject to the general approval, authority, oversight and review of the Company.

The Company is obligated to reimburse Century Communications for all costs incurred by Century Communications or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the Controlled Systems or to the performance by Century Communications of its other duties under the Services Agreement, including all fees and expenses paid to third parties and the out-of-pocket expenses incurred by Century Communications or its affiliates (excluding the Company and its subsidiaries) in respect of its employees who are engaged in the performance of services for the cellular systems controlled by the Company.

The Company has also agreed to indemnify, defend and hold harmless Century Communications and its affiliates from any claims, costs, damages (including consequential damages), losses or expenses (including reasonable attorney's fees) arising out of or relating to the Services Agreement or Century Communications' performance of its responsibilities thereunder, except where attributable to the gross negligence or willful misconduct of Century Communications. Any liability of Century Communications to the Company that results from its willful misconduct or gross negligence is limited to the aggregate amount of $5,000,000.

Effective August 30, 1996, the term of the Services Agreement was extended to August 31, 1997, during which time Century Communications and the Company will confer regarding the possible renewal or extension of the Services Agreement beyond such date and will engage in good faith negotiations regarding additional consideration to be paid to Century Communications for services rendered beyond the expiration of the original initial term of the Services Agreement. The parties have agreed that the amount of such additional compensation will be less than the value of the services rendered by Century Communications.

ITEM 6. Exhibits and Report on Form 8-K

        a)     Exhibits

               Exhibit 10.1 $50 million credit facility dated September 12, 1996, between Centennial Cellular Corp. and Citibank N.A.

               Exhibit 10.2 Agreement, dated as of August 30, 1996, between Century Cellular Holding Corp. and Centennial Cellular Corp.

               Exhibit  11 -  Statement  re  computation  of per share  earnings
               Exhibit 27 - Financial data schedule (EDGAR filing document only)

        b)     Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 11, 1996

                                             CENTENNIAL CELLULAR CORP.

                                             [/s/ Scott N. Schneider]
                                             -----------------------------------
                                             Scott N. Schneider
                                             Senior Vice President and Treasurer
                                             (Principal Financial Officer)