Form 10-Q
period 1996-11-30
CENTENNIAL CELLULAR CORP
filed 1997-01-13
CIK 879573

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended November 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common -  16,475,968  outstanding shares as of January 7, 1997
Class B Common -  10,544,113  outstanding shares as of January 7, 1997

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                      November 30,   May 31,
                                                                         1996         1996
                                                                      -----------    ------

ASSETS

CURRENT ASSETS:
      Cash                                                           $    24,687  $    67,297
      Accounts receivable, less allowance for doubtful
          accounts of $1,615 and $1,471, respectively                     21,018       20,210
      Prepaid expenses and other current assets                            7,997        2,158
                                                                     -----------  -----------

        TOTAL CURRENT ASSETS                                              53,702       89,665

PROPERTY, PLANT AND EQUIPMENT - net                                      127,953       91,417

EQUITY INVESTMENTS IN CELLULAR SYSTEMS - net                              98,641      100,204

DEBT ISSUANCE COSTS, less accumulated amortization of
       $2,711 and $2,081, respectively                                     7,694        7,738

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $188,698 and $164,786, respectively                309,422      300,206

PERSONAL COMMUNICATIONS SERVICES LICENSE                                  62,605       60,007

GOODWILL, less accumulated amortization of $21,384
      and $19,343, respectively                                          131,866      133,907

OTHER ASSETS - net                                                        13,465        2,668
                                                                     -----------  -----------

        TOTAL                                                        $   805,348  $   785,812
                                                                     ===========  ===========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                    (Amounts in thousands, except share data)


                                                                        November 30,        May 31,
                                                                           1996              1996
                                                                        -----------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $     10,762      $      4,325
    Accrued interest payable                                                 2,836             2,299
    Other accrued expenses                                                  17,321            14,547
    Payable to affiliate                                                       909               956
    Customers' deposits and prepayments                                      6,286             4,961
                                                                      ------------      ------------

        TOTAL CURRENT LIABILITIES                                           38,114            27,088

LONG-TERM DEBT                                                             380,000           350,000
DEFERRED LIABILITY                                                           2,200             2,200
DEFERRED INCOME TAXES                                                       51,480            56,588

PREFERRED STOCK:

Convertible redeemable preferred stock
    (at aggregate liquidation value which approximates
    the fair market value), par value $.01 per share,
    102,187 shares authorized; issued and outstanding
    102,187 shares (redemption value of $1,823.00 per share)               186,287           182,813

Second series convertible redeemable preferred stock
    (at aggregate liquidation value which approximates the
    fair market value), par value $.01 per share, 3,978 shares               7,252             7,117
    authorized; issued and outstanding 3,978 shares
    (redemption value of $1,823.00 per share)

Senior preferred stock, par value $.01 per share, dividend
    rate 14%, 250,000 shares authorized, none issued                             -                 -

Additional preferred stock, par value $.01 per share, authorized
    10,000,000 shares, 3,978 shares issued as second series
    convertible redeemable preferred stock                                       -                 -

COMMON STOCKHOLDERS' EQUITY:
    Common stock par value $.01 per share:
        Class A, 1 vote per share, 100,000,000 shares authorized,              165               165
           issued and outstanding 16,475,116 and 16,461,858 shares,
           respectively
        Class B, 15 votes per share, 50,000,000 shares authorized,
           issued and outstanding  10,544,113 shares                           105               105
        Additional paid-in capital                                         375,770           383,533
        Accumulated deficit                                               (231,224)         (218,996)
                                                                      ------------      ------------
                                                                           144,816           164,807
        Less:  Cost of  83,940 Class A common shares in treasury            (1,801)           (1,801)
                             Shareholder note receivable                    (3,000)           (3,000)
                                                                      ------------      ------------

        TOTAL COMMON STOCKHOLDERS' EQUITY                                  140,015           160,006
                                                                      ------------      ------------

                 TOTAL                                                $    805,348      $    785,812
                                                                      ============      ============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)




                                                         Three Months Ended November 30,  Six Months Ended November 30,
                                                         -------------------------------  -----------------------------
                                                            1996             1995              1996            1995
                                                            ----             ----              ----          ----
REVENUE:
    Service revenue                                   $      34,248     $     26,013        $     65,105   $      50,834
    Equipment sales                                             633              607               1,399           1,300
    Interest income                                             478            1,093               1,220           2,501
                                                      -------------     ------------        ------------   -------------
                                                             35,359           27,713              67,724          54,635
                                                      -------------     ------------        ------------   -------------

COSTS AND EXPENSES:
    Cost of services                                          4,927            3,681               9,693           7,238
    Cost of equipment sold                                    3,966            3,143               6,669           5,299
    Selling, general and administrative                      11,868            8,200              21,682          16,083
    Depreciation and amortization                            19,310           17,511              37,791          35,541
                                                      -------------     ------------        ------------   -------------
                                                             40,071           32,535              75,835          64,161
                                                      -------------     ------------        ------------   -------------

OPERATING LOSS                                               (4,712)          (4,822)             (8,111)         (9,526)
                                                      -------------     ------------        ------------   -------------

INCOME FROM EQUITY INVESTMENTS                                4,422            3,151               8,084           5,466
GAIN ON SALE OF ASSETS                                            0               27                  48           4,203
INTEREST                                                      7,718            8,249              14,759          16,551
                                                      -------------     ------------        ------------   -------------

LOSS BEFORE INCOME TAX BENEFIT
    AND MINORITY INTEREST                                    (8,008)          (9,893)            (14,738)        (16,408)

INCOME TAX BENEFIT                                           (2,019)          (2,472)             (2,774)         (5,552)
                                                      -------------     ------------        ------------   -------------

    LOSS BEFORE MINORITY INTEREST                            (5,989)          (7,421)            (11,964)        (10,856)

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES             (132)              72                (264)             89
                                                      -------------     ------------        ------------   -------------

        NET LOSS                                      $      (6,121)    $     (7,349)       $    (12,228)  $     (10,767)
                                                      =============     ============        ============   =============

DIVIDEND REQUIREMENT ON PREFERRED STOCK               $       4,113     $      3,397        $      7,723   $       6,688
                                                      =============     ============        ============   =============

LOSS APPLICABLE TO COMMON SHARES                      $     (10,234)    $    (10,746)       $    (19,951)  $     (17,455)
                                                      =============     ============        ============   =============

LOSS PER COMMON SHARE                                 $        (.38)    $       (.40)       $       (.74)   $       (.65)
                                                      =============     ============        ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING DURING THE PERIOD                        26,935,000       26,793,000          26,932,000      26,772,000
                                                       ============      ===========        ============    ============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)



                                                   Common Stock
                                -------------------------------------------
                                           Class A                Class B    Additional           Shareholder
                                --------------------     ------------------  Paid-In    Treasury     Note     (Accumulated
                                  Shares     Dollars     Shares     Dollars  Capital     Stock     Receivable  Deficit)      Total
                                ----------   --------  ----------   -------  -------   ----------  ---------- -----------    -----
Balance at June 1, 1995         15,741,752 $   157     10,544,113  $   105  $ 395,735  $ (1,801)   $(3,000)   $(202,365)   $188,831

Common Stock
  issued in conjunction with
  incentive plans                  226,665       3              -        -          -         -          -            -           3

Common stock
   issued in conjuction with       493,441       5              -        -        448         -          -            -         453
   acquisitions

Vesting of stock options                 -       -              -        -        940         -          -            -         940

Net loss                                 -       -              -        -          -         -          -      (16,631)    (16,631)

Accretion in liquidation value of
   preferred stock                       -       -              -        -    (13,590)        -          -            -     (13,590)
                                ---------- -------     ----------  -------  ---------  --------    -------    ---------    --------

Balance at May 31, 1996         16,461,858     165     10,544,113      105    383,533    (1,801)    (3,000)    (218,996)    160,006

Common Stock issued in
   connection with incentive
   plans                            13,258       -              -        -       (40)         -          -           -          (40)

Dividends payable on preferred           -       -              -        -     (4,113)        -          -           -       (4,113)

Net loss                                 -       -              -        -         -          -          -     (12,228)     (12,228)

Accretion in liquidation value
   of preferred stock                    -       -              -        -     (3,610)        -          -           -       (3,610)
                                ---------- -------     ----------  -------  ---------  --------    -------    ---------    --------

Balance at November 30, 1996    16,475,116 $   165     10,544,113  $   105  $ 375,770 $  (1,801)  $ (3,000)  $(231,224) $   140,015
                                ========== =======     ==========  =======  ========= =========   ========   =========  ===========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                          Six Months Ended November 30,
                                                                          -----------------------------
                                                                             1996               1995
                                                                          ----------         ----------
OPERATING ACTIVITIES:

   Cash received from subscribers and others                              $   82,631         $    59,835
   Cash paid to suppliers, employees and
      governmental agencies                                                  (54,878)            (38,447)
   Interest paid                                                             (16,336)            (16,057)
                                                                          ----------         -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                               11,417               5,331
                                                                          ----------         -----------

INVESTING ACTIVITIES:

   Capital expenditures                                                      (40,903)            (21,591)
   Acquisition of other assets                                               (11,072)             (1,522)
   Acquisition, disposition and exchange of cellular telephone systems       (34,928)              1,358
   Acquistion of personal communications service license                           -             (44,334)
   Capital returned from equity investments                                    3,738               3,584
   Capital contributed to equity investments                                    (236)               (421)
                                                                          ----------         -----------

      NET CASH (USED IN) INVESTING ACTIVITIES                                (83,401)            (62,926)
                                                                          ----------         -----------

FINANCING ACTIVITIES:

   Proceeds from long-term debt                                               35,000                   -
   Repayment of long-term debt                                                (5,000)                  -
   Debt issuance costs                                                          (587)               (303)
   Issuance of Class A and B Common Stock and treasury stock purchases           (39)                 36
                                                                          ----------         -----------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     29,374                (267)
                                                                          ----------         -----------

NET (DECREASE) IN CASH                                                       (42,610)            (57,862)

CASH, BEGINNING OF PERIOD                                                     67,297             121,628
                                                                          ----------         -----------

CASH, END OF PERIOD                                                     $     24,687        $     63,766
                                                                        ============        ============




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                             (Amounts in thousands)

                                                                           Six Months Ended November 30,
                                                                         --------------------------------
                                                                               1996               1995
                                                                         -------------        ----------
RECONCILIATION OF NET LOSS TO NET CASH  PROVIDED BY
    OPERATING ACTIVITIES:

    Net loss                                                             $     (12,228)       $  (10,767)
                                                                         -------------        ----------

Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization                                               37,791            35,541
    Minority interest in income (loss) of subsidiaries                             264               (89)
    Deferred income taxes                                                       (4,671)           (6,000)
    Equity in undistributed earnings of investee companies                      (8,084)           (5,466)
    Gain on sale of assets                                                           -            (4,176)
    Other                                                                       (2,482)              494
    Change in assets and liabilities net of effects of
        acquired, exchanged and disposed  cellular telephone systems:
           Accounts receivable - decrease/(increase)                               856            (3,311)
           Prepaid expenses and other current assets -
              (increase)                                                        (5,776)           (3,046)
           Accounts payable and accrued expenses -
              increase                                                           4,443               928
           Customer deposits and prepayments -
              increase                                                           1,304             1,223
                                                                         -------------        ----------

    Total adjustments                                                           23,645            16,098
                                                                         -------------        ----------
Net cash provided by operating activities                                $      11,417        $    5,331
                                                                         =============        ==========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of November 30, 1996 and the results of its consolidated operations and cash flows for the six months ended November 30, 1996 and November 30, 1995. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K.

NOTE 2.  CREDIT FACILITY

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Dispositions and Exchanges"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based on, at the election of the Company, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company's ability to pay dividends and requires that certain operating tests be met. At November 30, 1996 the Company was in compliance with the covenants of this credit facility.

NOTE 3.  REGISTRATION STATEMENTS

The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. As of December 31, 1996, 4,239,231 shares remain available for future acquisitions.

On April 5, 1995, the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of December 31, 1996, $400,000 remain available for issuance.

NOTE 4.  PRO-FORMA INFORMATION

The summary pro-forma information includes the accounts and operations of the Company and, completed acquisitions (purchased/exchanged from June 1, 1995 and completed by November 30, 1996), in each case as if such acquisitions/exchanges had been consummated as of the beginning of the respective period for the combined statements of operations.


                                           Six Months Ended November 30,
                                           -----------------------------
                                             1996                 1995
                                             ----                 ----

             Revenues                     $ 68,994              $ 56,577
             Net Loss                      (11,188)              (13,995)
             Loss per common share            (.70)                 (.77)

Pro-forma loss per common share for the six months ended November 30, 1996 and 1995 is calculated on a fully diluted basis using the pro-forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 5.  REVENUE RECOGNITION

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $14,414 and $8,937, for the six months ended November 30, 1996 and 1995, respectively.

NOTE 6.  LOSS PER COMMON SHARE

Loss per common share is calculated on a fully diluted basis and includes 0 and 385,631 shares of common stock equivalents for the six month periods ended November 30, 1996 and November 30, 1995, respectively. Loss per common share includes a charge for the accretion in liquidation value of preferred stock and the dividend payable on preferred stock.

NOTE 7. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended November 30, 1995, the Company reclassified $3,185 of property, plant and equipment, $2,801 of goodwill, $160 of other assets, $476 of accounts receivable and $672 of accounts payable to cellular telephone license as a result of the exchange of cellular markets described at Note 8.

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

On October 31, 1995, the Company acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for the Company's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

On September 12, 1996, the Company acquired, for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. To date, no such purchases have been made by the Company.

The Company also plans to exercise its right to acquire the minority interests held by Century Federal, a subsidiary of Century Communications Corp. ("Century"), in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of these systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

The Company entered into similar letter agreements relating to the operation of cellular telephone systems in Elkhart, Fort Wayne and South Bend, Indiana, Battle Creek and Kalamazoo, Michigan, and Roanoke, Virginia. Under the terms of these letter agreements, a management company assisted the Company in managing the daily operations of these cellular telephone systems. In accordance with the terms of the letter agreements, the Company terminated the management company effective June 4, 1990. Under the particular letter agreements the terminated management company is entitled to a 5% carried interest as defined in the particular letter agreements up to and through December 31, 1996, at which time the carried interest percentage may be put to the Company. During September 1992, all of the management company's rights pursuant to the letter agreements were acquired by Century for a purchase price of $2,200, which has been reflected as an adjustment to the purchase price.

The Company has determined to pursue a strategy to sell or otherwise dispose of its minority interests in cellular telephone systems representing approximately 1,100,000 net pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

The Company has withdrawn its application to participate in the FCC auction of PCS frequency blocks D and E. The Company is expected to receive $11,000 in return of its deposit with the FCC related to these auctions.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which will be adopted by the Company in fiscal 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. When adopted, SFAs No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

NOTE 11.  SEGMENT INFORMATION

The Company's consolidated financial statements include two distinct business segments. The cellular telephone segment owns, operates and invests in cellular telephone systems and a specialized mobile radio and paging business. The
Company's Puerto Rico telecommunications segment is in the construction and start up stage. Once completely operational, the Company will provide PCS telephone service and alternative telephone access to Puerto Rico and the U.S. Virgin Islands.

Information about the Company's operations in its two business segments for the six months ended November 30, 1996 and 1995 is as follows:


                                                                 Six Months Ended November 30,
                                                                 -----------------------------
                                                                    1996                 1995
                                                                 ---------             -------
Gross revenues:

       Cellular telephone                                        $ 67,724              $  54,635
       Puerto Rico telecommunications                                   -                      -
                                                                 --------              ---------


                                                                 $ 67,724              $  54,635
                                                                 ========              =========
Operating (loss):

       Cellular telephone                                        $ (5,035)             $  (9,497)
       Puerto Rico telecommunications                              (3,076)                   (29)
                                                                 --------              ---------

                                                                 $ (8,111)             $  (9,526)
                                                                 ========              =========
Net loss:

       Cellular telephone                                        $ (8,544)             $  (7,680)
       Puerto Rico telecommunications                              (3,684)                (3,087)
                                                                 ---------             ---------

                                                                 $(12,228)             $ (10,767)
                                                                 =========             =========
Assets, at end of period:

       Cellular telephone                                        $708,161              $ 717,547
       Puerto Rico telecommunications                              97,187                 65,252
                                                                 --------              ---------

                                                                 $805,348              $ 782,799
                                                                 ========              =========
Depreciation and amortization:

       Cellular telephone                                        $ 37,735              $  35,515
       Puerto Rico telecommunications                                  56                     26
                                                                 --------              ---------

                                                                 $ 37,791              $  35,541
                                                                 ========              =========
Capital expenditures:

       Cellular telephone                                        $ 25,187              $  12,934
       Puerto Rico telecommunications                              15,716                  8,657
                                                                 --------              ---------

                                                                 $ 40,903              $  21,591
                                                                 ========              =========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION
          (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

RESULTS OF OPERATIONS

Six Months ended November 30, 1996 and November 30, 1995

Revenue for the six months ended November 30, 1996 was $67,724, an increase of $13,089 or 24% over revenue of $54,635 for the six months ended November 30, 1995. The increase in revenue was the result of growth in subscriptions to and increased usage of cellular telephone service. Acquisitions accounted for approximately $812 or 6% of the increase in revenue.

Revenue from the sale of cellular telephones to subscribers for the six months ended November 30, 1996 increased by $99 to $1,399 or 8% as compared to the six months ended November 30, 1995. The increase in such revenue was due to a larger number of telephone units sold during the current six month period offset, in part, by a reduction in the retail prices of cellular telephones.

Continued growth in revenue is dependent upon increased levels of cellular subscriptions as well as maintenance of the current subscriber base. Cellular subscribers at November 30, 1996 were approximately 159,900 an increase of 37.7% from the 116,100 subscribers at November 30, 1995. The increase in subscribers is the result of 75,300 new activations and 7,500 subscribers from acquisitions. The increases were offset by subscriber cancellations of 39,000.

The Company has experienced high levels of subscriber cancellations which have been more than offset by new subscriptions. The cancellations experienced by the Company are primarily the result of competitive factors. There is no assurance that the Company will maintain its historic level of subscriber growth in the future.

Revenue per subscriber per month based upon an average number of subscribers for the six months ended November 30, 1996 was $73 as compared to $78 for the six month period ended November 30, 1995. The decrease in revenue per subscriber was primarily the result of a reduction in certain per minute charges as it expanded its local service areas. The is no assurance that revenue per subscriber will be maintained.

Cost of services during the six months ended November 30, 1996 was $9,693, an increase of $2,455 or 34% from the six months ended November 30, 1995. The reason for the increase was the variable costs associated with a larger revenue and subscription base, as well as increased cellular coverage areas resulting from the continued expansion of the Company's network. Included in cost of services during the six months ended November 30, 1996 were $1,081 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications business. The Company's Puerto Rico telecommunications business is in the start up and construction stage.

Cost of equipment sold during the six months ended November 30, 1996 was $6,669, an increase of $1,370 or 26% as compared to the six months ended November 30, 1995. The primary reason for the increase was an increase in the number of telephone units sold, offset by a decrease in the average unit cost of telephones sold.

Selling, general and administrative expenses rose to $ 21,682, an increase of $5,599 or 35% above the $16,083 for the six months ended November 30, 1995. The increase was the result of an increase in the Company's managerial, customer service and sales staff to accommodate the larger subscription and revenue base and anticipated growth of its cellular telephone business. Included in selling, general and administrative expenses during the six months ended November 30, 1996 were $1,939 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications business.

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

Depreciation and amortization for the six months ended November 30, 1996 was $37,791, an increase of $2,250 or 6% over the six months ended November 30, 1995. The increase results from acquisitions and capital expenditures made during fiscal 1996 and 1995 in connection with the development and network expansion of the Company's wireless telephone systems.

As a result of the factors discussed above, the operating loss for the six months ended November 30, 1996 was $8,111, a decrease of $1,415 or 15% from the loss of $9,526 for the six months ended November 30, 1995.

During the six months ended November 30, 1995, the Company sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, VA MSA for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of $4,176 as a result of the sale (see "Acquisitions, Exchanges, and Dispositions").

Interest expense was $14,759 for the six months ended November 30, 1996, a decrease of $1,792 or 11% from the six months ended November 30, 1995. The decline in interest expense is the result of the capitalization of $2,598 of interest charges related to the acquisition cost of the Company's Puerto Rico PCS license. Gross interest costs for the six months ended November 30, 1996 and 1995 were $17,357 and $16,551. The increase is the result of additional borrowings for the Benton Harbor acquisition, working capital and debt service. The average debt outstanding during the six months ended November 30, 1996 was $365,000, an increase of $15,000 as compared to the average debt level of $350,000 during the six months ended November 30, 1995. The Company's weighted average interest rate increased to 9.6% for the six months ended November 30, 1996 from 9.5% for the six months ended November 30, 1995.

After income attributable to minority interests in subsidiaries for the six months ended November 30, 1996, a pretax loss of $15,002 was incurred, as compared to a pretax loss of $16,319 in the six months ended November 30, 1995. The income tax benefit of $2,774 for the six months ended November 30, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations.

The net loss of $12,228 for the six months ended November 30, 1996 represents an increase of $1,461 or 14% from the net loss in the six months ended November 30, 1995. The Company expects net losses to continue until such time as the cellular telephone operations, the Puerto Rico telecommunications business and related investments associated with the construction and development of its cellular telephone systems and Puerto Rico telecommunications system plant generate sufficient earnings to offset the costs described above. There can be no assurance that the Company will generate the earnings necessary to offset the costs described and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

Three Months Ended  November 30, 1996 and  November 30, 1995

Revenue for the three months ended November 30, 1996, was $35,359, an increase of $7,646 or 28% over the three months ended November 30, 1995. The increase in revenue was the result of growth in subscriptions to and increased usage of cellular telephone service. In addition, the acquisition of one cellular telephone market accounted for approximately $812 of the increase in revenue.

Revenue from the sale of cellular telephones to subscribers for the three months ended November 30, 1996 increased by $26 to $633 or 4% as compared to the three months ended November 30, 1995. The increase in such revenue was due to a larger number of telephone units sold during the current three month period offset by a reduction in the retail pricing of telephones.

Service revenue per subscriber per month, based upon an average number of subscribers, was $72 for the three months ended November 30, 1996 as compared to $80 for the three months ended November 30, 1995. The decrease in revenue per subscriber was primarily the result of a reduction in certain of the Company's per minute charges as its expands its local calling areas. There is no assurance that the overall revenue per subscriber level will be maintained.

Cost of services during the three months ended November 30, 1996 was $4,927, an increase of $1,246 or 34% as compared to the three months ended November 30, 1995. The reason for the increase was the variable costs associated with a larger revenue and subscription base as well as increased cellular coverage areas resulting from both the continued expansion of its network and acquisitions completed during the fiscal year ended May 31, 1996 and the six months ended November 30, 1996. Included in cost of services during the three months ended November 30, 1996 were $577 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications business. The Company's Puerto Rico telecommunications business is in the start up and construction stage.

Cost of equipment sold during the three months ended November 30, 1996 was $3,966, an increase of $823 or 26% as compared to the three months ended November 30, 1995. The primary reason for the increase was an increase in the number of units sold, offset by a decrease in the average unit cost of telephones sold.

Selling, general and administrative expenses rose to $11,868, an increase of $3,668 or 45% above the $8,200 recorded during the three months ended November 30, 1995. The increase was the result of the Company increasing its managerial, customer service and sales staff to accommodate the current and anticipated growth of its cellular telephone business. Secondarily, variable costs rose in association with a larger revenue base and acquisitions made during fiscal 1996 and the six months ended November 30, 1996. Included in selling, general and administrative expense during the three months ended November 30, 1996 were $1,490 of pre-operating costs associated with the start up of the Company's Puerto Rico telecommunications business.

Depreciation and amortization for the three months ended November 30, 1996 was $19,310, an increase of $1,799 or 10% over the three months ended November 30, 1995. The increase results from completed acquisitions as well as capital expenditures made during fiscal 1996 and the first six months of fiscal 1997 in connection with the development of the Company's cellular telephone systems.

As a result of the factors discussed above, the operating loss for the three months ended November 30, 1996 was $4,712, a decrease of $110 or 2% below the three months ended November 30, 1995.

Interest expense was $7,718 for the three months ended November 30, 1996, a decrease of $531 or 6% from the comparable period in the prior year. The decline in interest expense is the result of the capitalization of $1,299 of interest charges related to the acquisition of the Company's Puerto Rico PCS license, offset by the interest charged on additional borrowings for acquisitions, capital expenditures, working capital and debt service. As a result, the average debt outstanding during the three months ended November 30, 1996 was $380,000, an increase of $30,000 as compared to average debt outstanding of $350,000 during the three months ended November 30, 1995. The Company's weighted average interest rate increased to 9.7% for the three months ended November 30, 1996 from 9.5% for the three months ended November 30, 1995.

After losses attributable to minority interests in subsidiaries for the three months ended November 30, 1996, a pretax loss of $8,140 was incurred, as compared to a pretax loss of $9,821 for the three months ended November 30, 1995. The income tax benefit of $2,019 for the three months ended November 30, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations.

The net loss for the three months ended November 30, 1996 of $6,121 represents a decrease of $1,228 or 17% from the net loss for the three months ended November 30, 1995. The Company expects net losses to continue until such time as the cellular telephone operations, the Puerto Rico telecommunications business and related investments associated with the construction and development of its cellular telephone system and Puerto Rico telecommunications system plant generate sufficient earnings to offset the costs described above. There can be no assurance that the Company can generate the earnings necessary to offset the costs described and, accordingly, there can be no assurance that profitability will be achieved in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cellular telephone systems, primarily serving three geographic areas, are considered to be in the early development phase of operations. On June 23, 1995, the Company acquired one of two Metropolitan Trading Area (MTA) licenses to provide broadband personal communications services (PCS) in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company also intends to construct and operate a competitive telephone access business in the Puerto Rico marketplace. The Company requires substantial capital to operate, construct, expand and acquire cellular telephone systems and to build out its recently acquired Puerto Rico telecommunications business and for debt service. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes.

For the six months ended November 30, 1996, earnings were less than fixed charges by $15,002. Fixed charges consist of interest expense and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $37,791 relating to depreciation and amortization.

As of November 30, 1996, the Company had $127,953 of property, plant and equipment (net) placed in service. During the six months ended November 30, 1996, the Company made capital expenditures of $40,903, primarily to continue the construction of recently acquired cellular telephone systems and its Puerto Rico telecommunications systems, the expansion of the coverage areas of existing properties and the upgrade of its cell site and call switching equipment. During the six months ended November 30, 1996 the buildout of the Company's Puerto Rico telecommunications network required capital expenditures of $15,716 or 38% of the Company's total capital expenditures. The Company's future commitments for such property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its cellular systems. During the twelve months ended May 31, 1997, the Company anticipates cellular capital expenditure requirements of approximately $35,000. The Company currently estimates that the remaining cost to build out the infrastructure of its PCS network will be approximately $45,000 to be expended through fiscal 1998. The Company is exploring various sources of external financing including but not limited to bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In this regard, on September 12, 1996, the Company entered into a $50,000 credit facility with Citibank N.A. The facility terminates on March 20, 1998.
Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Exchanges and Dispositions"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based, at the election of the Company, on, (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The facility is secured by the pledge of stock of certain of the Company's subsidiaries not otherwise restricted by its Senior Note Indentures. These include the subsidiaries which operate the Puerto Rico telecommunications business and the Benton Harbor system. The facility is further guaranteed by certain subsidiaries holding investment interests. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company's ability to pay dividends and requires that certain operating tests be met. The Company is in compliance with all covenants of the facility.

The Company has outstanding two classes of preferred stock which are held by Citizens Utilities Co. (Citizens) and Century Communications Corp. ( Century ). The preferred stock issues carried no cash dividend requirements through August 31, 1996 but accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock are entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in fiscal 1997, to be made with respect to the preferred stock will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. On December 19, 1996 the Company paid cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company has not made a determination regarding the timing, amount, or distribution (if any) of additional preferred stock dividends.

In order to meet its obligations with respect to its debt and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of cellular systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business is expected to be capital intensive, requiring additional, network buildout costs of approximately $45,000 during fiscal 1997 and 1998. Further, due to the start-up nature of the Puerto Rico telecommunications business, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications business is expected to be highly competitive with the two existing cellular telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications business will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's cellular telephone operations and Puerto Rico telecommunications business will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commence in fiscal 1997 and required capital expenditures.

The Company anticipates that shortfalls may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

The Company filed a shelf registration statement with the Securities and Exchange Commission ( SEC ) for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. As of December 31, 1996, 4,239,231 shares remain available for future acquisitions.

On April 5, 1995, the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of December 31, 1996, $400,000 remained available for issuance.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

The Company's primary acquisition strategy is to acquire controlling ownership interests in cellular systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its cellular operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in cellular systems in other geographic areas. The Company may also pursue other communications businesses related to its cellular telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of Class A Common Stock, cash, assumption of liabilities or a combination thereof.

On September 12, 1996, the Company acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

On October 31, 1995, the Company acquired (i) a 94.3% interest in the non-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for the Company's non-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

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

The Company has determined to pursue a strategy to sell or otherwise dispose of its minority interests in cellular telephone systems representing approximately 1,100,000 net pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

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

The Company entered into similar letter agreements relating to the operation of cellular telephone systems in Elkhart, Fort Wayne and South Bend, Indiana, Battle Creek and Kalamazoo, Michigan, and Roanoke, Virginia. Under the terms of these letter agreements, a management company assisted the Company in managing the daily operations of these cellular telephone systems. In accordance with the terms of the letter agreements, the Company terminated the management company effective June 4, 1990. Under the particular letter agreements the terminated management company is entitled to a 5% carried interest as defined in the particular letter agreements, up to and through December 31, 1996 at which time the carried interest percentage may be put to the Company. During September 1992, all of the management company's rights pursuant to the letter agreements were acquired by Century for a purchase price of $2,200, which was reflected as an adjustment to the purchase price.

The Company also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to the Company in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

The Company has withdrawn its application to participate in the auction of PCS frequency blocks D and E and requested the return of its $11,000 refundable deposit.

The following table sets forth (in thousands), for the periods indicated, the Company's net cash used by operating activities before interest payments ( net cash provided ), the Company's principal uses of such cash and the cash required from financing and investing activities.



                                                             Six Months Ended November 30,
                                            -------------------------------------------------------------
                                                     1996                                  1995
                                            -----------------------             -------------------------
                                            Amount               %              Amount               %
                                            ------             ----             ------              ---
Net cash provided by
operating activities                        $10,830            39.9%            $   5,028          23.8%

Interest paid                                16,336            60.1                16,057          76.2
                                           --------         -------             ---------     ---------

Net cash provided                           $27,166           100.0%            $  21,085         100.0%
                                           ========         =======             =========     ---------

Principal uses of cash:

Interest paid                               $16,336            60.1%             $ 16,057          76.2%

Property, plant and equipment
 (excluding acquisitions)                    40,903           150.6                21,591         102.4%
                                           --------         -------              --------      --------

Total                                      $ 57,239           210.7%             $ 37,648         178.6%
                                           ========         =======              ========      ========
Cash (required from)
financing and investing activities         $(30,073)        (110.7)%             $(16,563)        (78.6)%
                                           =========        =======              ========      ========


Although the net cash provided by operating activities for the six months ended November 30, 1996 was not sufficient to fund the Company's expenditures for property, plant and equipment of $40,903, funds required were available from cash on hand. The principal source of such cash was financing activities of prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements.

The following table sets forth the primary sources and uses of funds from financing and investing activities for the periods indicated (in thousands):


                                                                        Six Months Ended November 30,
                                                                        -----------------------------
                                                                          1996                 1995
                                                                        --------             -------
Proceeds from long-term debt                                            $ 35,000             $     -
Repayment of long-term debt                                               (5,000)                  -
Financing costs paid                                                        (587)               (303)
(Purchase) and issuance of Class A Common Shares                             (39)                 36
Net capital returned from equity investments, held for sale                3,502               3,163
                                                                        --------             -------
Cash available                                                            32,876               2,896
Acquisition of other assets and wireless telephone systems and licenses  (46,000)            (44,498)
                                                                        --------             -------
Cash required from operating activities or cash on hand                 $(13,124)           $(41,602)
                                                                        ========             =======

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        a) Registrant's annual meeting of shareholders was held on October 29, 1996.

        b) The following persons were elected as directors at said meeting pursuant to the following votes:



                                                   Number of Votes
                                            --------------------------------
               Directors                           For             Withheld
               ---------------------        --------------       -----------
               Bernard P. Gallagher         171,387,526          103,371
               Rudy J. Graf                 171,387,526          103,371
               Scott N. Schneider           171,387,226          103,671
               David Z. Rosensweig          171,387,251          103,646
               Daryl A. Ferguson            171,387,416          103,481
               Peter J. Solomon             171,239,216          251,681
               William M. Kraus             171,387,526          103,371
               Frank Tow                    171,386,416          104,481

               c)  The following matters were voted upon at said meeting:

                      1. The shareholders approved a proposal to ratify the approval and adoption by the Board of Directors of an amendment to the Registrant's 1993 Management Equity
                      Incentive Plan. The following sets forth the number of votes on this proposal.



                      For                          Against                      Abstain
                      ---                          ---------                    --------
                      168,208,094                  3,145,787                    21,565

                      2. The shareholders approved a proposal to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1997. The following sets forth the number of votes on this proposal:



                      For                          Against                      Abstain
                      ---                          ---------                    --------
                      171,467,990                  14,127                       8,780

ITEM 5. Other Information

BENTON HARBOR ACQUISITION

On September 12, 1996, the Company acquired for approximately $34,000 in cash, 100% of the ownership interest in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

NEW CREDIT FACILITY

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Benton Harbor Acquisition" above). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based at the election of the Company, on, (a) the Base Rate as, defined, plus a margin of 2% or (b) the Eurodollar Rate, as defined, plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt, limits the Company's ability to pay dividends and requires that certain operating tests be met.

REGULATORY MATTERS

In implementing the Telecommunications Act of 1996 (the "1996 Act"), the FCC is pursuing a "competitive trilogy" which includes interconnection, universal service and access charges. As to the first of these matters, the 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement has the potential of realizing benefits for the Company's cellular, PCS and other telecommunications businesses. In August 1996, the FCC released its First Report and Order implementing this statutory requirement. The numerous appeals from the FCC's decision have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 15, 1996, the court stayed, pendente lite, the effect of the proposed pricing provisions and the rule permitting a requesting carrier to pick and choose the best terms previously obtained by other carriers. On November 1, 1996 the stay was modified to permit certain of the pricing rules governing reciprocal compensation arrangements to go into effect. Documents relating to the other two parts of the "competitive trilogy" have also been released. In the case of universal service, a Recommended Decision has been released by the Federal State Joint Board on Universal Service. The FCC has also released a Notice of Proposed Rulemaking, Third Report and Order, and Notice of Inquiry in connection with access charge reform and related rate structure and pricing issues.

On September 12, 1996, the Puerto Rico Telecommunications Act of 1996 was signed into law by the Governor of the Commonwealth of Puerto Rico. On October 17, 1996, the Company filed with the FCC a petition seeking a declaratory ruling that this statute, either in whole or in specified part, was preempted by the Communications Act of 1934, as amended. Similar petitions were subsequently filed with the FCC by two other telecommunications carriers operating in Puerto Rico.

On December 11, 1996, the Telecommunication Regulatory Board of Puerto Rico (the "Board" ) assumed jurisdiction over all intra-island telecommunications matters. This marks a significant departure from the past when the Company's intra-island telecommunications operations were regulated by the Puerto Rico Public Services Commission and the intra-island telecommunications operations of the Puerto Rico Telephone Company ("PRTC"), the incumbent local exchange carrier, were effectively unregulated. On December 26, 1996, the Company, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's PCS network with PRTC's landline telephone network.

ITEM 6. Exhibits and Report on Form 8-K

                 a)  Exhibits

                      Exhibit  10.3  Agreement  with  Peter J.  Solomon  Company  Limited
                      Exhibit 11     Statement re  computation of per share earnings
                      Exhibit 27     Financial data schedule (EDGAR filing document only)

                  b) Reports on Form 8-K

                      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 10, 1997

                            CENTENNIAL CELLULAR CORP.

                            /S/    Scott N. Schneider
                            _____________________________________
                            Scott N. Schneider
                            Senior Vice President and Treasurer
                            (Principal Financial Officer)