Form 10-Q
period 1997-02-28
CENTENNIAL CELLULAR CORP
filed 1997-04-10
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1997
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       YES [X]                      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common -  16,492,884  outstanding shares as of April 5, 1997
Class B Common -  10,544,113  outstanding shares as of April 7, 1997

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                      February 28,   May 31,
                                                                         1997          1996
                                                                      ------------   -------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                        $  15,954    $  67,297
      Accounts receivable, less allowance for doubtful
          accounts of $1,583 and $1,471, respectively                     24,002       20,210
      Prepaid expenses and other current assets                            6,417        2,158
                                                                       ---------    ---------
        TOTAL CURRENT ASSETS                                              46,373       89,665

PROPERTY, PLANT AND EQUIPMENT - net                                      151,697       91,417

EQUITY INVESTMENTS IN CELLULAR SYSTEMS - net                              95,289      100,204

DEBT ISSUANCE COSTS, less accumulated amortization of
       $3,088 and $2,081, respectively                                     7,334        7,738

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $201,151 and $164,786, respectively                296,969      300,206

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated                62,413       60,007
      amortization $346 and $0, respectively

GOODWILL, less accumulated amortization of $22,285
      and $19,343, respectively                                          130,965      133,907

OTHER ASSETS - net                                                         2,232        2,668
                                                                       ---------    ---------
        TOTAL                                                          $ 793,272    $ 785,812
                                                                       =========    =========

                 See notes to consolidated financial statements

                           CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                           (CONTINUED)
                           (Amounts in thousands, except share data)

                                                                      February 28,        May 31,
                                                                          1997              1996
                                                                      -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $      7,102      $      4,325
    Accrued interest payable                                                10,635             2,299
    Other accrued expenses                                                  28,444            14,547
    Payable to affiliate                                                       924               956
    Customers' deposits and prepayments                                      7,016             4,961
                                                                      ------------      ------------
        TOTAL CURRENT LIABILITIES                                           54,121            27,088

LONG-TERM DEBT                                                             369,000           350,000
DEFERRED LIABILITY                                                           2,200             2,200
DEFERRED INCOME TAXES                                                       47,824            56,588

PREFERRED STOCK:

Convertible redeemable preferred stock
    (at aggregate liquidation value which approximates
    the fair market value), par value $.01 per share,
    102,187 shares authorized; issued and outstanding
    102,187 shares (redemption value of $1,823.00 per share)               186,287           182,813

Second series convertible redeemable preferred stock
    (at aggregate liquidation value which approximates the
    fair market value), par value $.01 per share, 3,978 shares               7,252             7,117
    authorized; issued and outstanding 3,978 shares
    (redemption value of $1,823.00 per share)

Senior preferred stock, par value $.01 per share, dividend
    rate 14%, 250,000 shares authorized, none issued                             -                 -

Additional preferred stock, par value $.01 per share, authorized
    10,000,000 shares, 3,978 shares issued as second series
    convertible redeemable preferred stock                                       -                 -

COMMON STOCKHOLDERS' EQUITY:
    Common stock par value $.01 per share:
        Class A, 1 vote per share, 100,000,000 shares authorized,              165               165
           issued and outstanding 16,492,884 and 16,461,858 shares,
           respectively
        Class B, 15 votes per share, 50,000,000 shares authorized,
           issued and outstanding  10,544,113 shares                           105               105
        Additional paid-in capital                                         371,829           383,533
        Accumulated deficit                                               (240,710)         (218,996)
                                                                      ------------      ------------
                                                                           131,389           164,807
        Less:  Cost of  83,940 Class A common shares in treasury            (1,801)           (1,801)
                 Shareholder note receivable                                (3,000)           (3,000)
                                                                      ------------      ------------
        TOTAL COMMON STOCKHOLDERS' EQUITY                                  126,588           160,006
                                                                      ------------      ------------
                 TOTAL                                                $    793,272      $    785,812
                                                                      ============      ============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)


                                                             Three Months Ended            Nine Months Ended
                                                       ------------------------------  -------------------------
                                                       February 28,      February 29,  February 28, February 29,
                                                            1997             1996          1997         1996
                                                       ------------      ------------  ------------ ------------
REVENUE:
    Service revenue                                   $      38,286     $     26,489  $    103,391 $      77,323
    Equipment sales                                             676              623         2,075         1,923
    Interest income                                             212              826         1,432         3,327
                                                       ------------      -----------   -----------  ------------
                                                             39,174           27,938       106,898        82,573
                                                       ------------      -----------   -----------  ------------
COSTS AND EXPENSES:
    Cost of services                                          5,913            4,074        15,606        11,312
    Cost of equipment sold                                    4,734            3,161        11,403         8,460
    Selling, general and administrative                      15,398            9,241        37,080        25,324
    Depreciation and amortization                            21,175           18,033        58,966        53,574
                                                       ------------      -----------   -----------  ------------
                                                             47,220           34,509       123,055        98,670
                                                       ------------      -----------   -----------  ------------
OPERATING LOSS                                               (8,046)          (6,571)      (16,157)      (16,097)
                                                       ------------      -----------   -----------  ------------
INCOME FROM EQUITY INVESTMENTS                                2,789            2,190        10,873         7,656
GAIN ON SALE OF ASSETS                                        2,058               15         2,106         4,218
INTEREST EXPENSE                                              8,839            8,242        23,598        24,793
                                                       ------------      -----------   -----------  ------------
LOSS BEFORE INCOME TAX BENEFIT
    AND MINORITY INTEREST                                   (12,038)         (12,608)      (26,776)      (29,016)

INCOME TAX BENEFIT                                           (2,758)          (3,721)       (5,532)       (9,273)
                                                       ------------      -----------   -----------  ------------
    LOSS BEFORE MINORITY INTEREST                            (9,280)          (8,887)      (21,244)      (19,743)

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES             (206)              80          (470)          169
                                                       ------------      -----------   -----------  ------------
        NET LOSS                                      $      (9,486)    $     (8,807) $    (21,714)$     (19,574)
                                                       ============      ===========   ===========  ============
DIVIDEND REQUIREMENT ON PREFERRED STOCK               $       4,113     $      3,397  $     11,836 $      10,085
                                                       ============      ===========   ===========  ============
LOSS APPLICABLE TO COMMON SHARES                      $     (13,599)    $    (12,204) $    (33,550)$     (29,659)
                                                       ============      ===========   ===========  ============
LOSS PER COMMON SHARE                                 $       (.50)     $      (.45)  $     (1.25) $      (1.11)
                                                       ============      ===========   ===========  ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING DURING THE PERIOD                        26,936,000       26,839,000    26,935,000    26,794,000
                                                       ============      ===========   ===========  ============




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                   Common Stock
                                --------------------------------------------
                                        Class A                Class B        Additional            Shareholder
                                --------------------     -------------------   Paid-In   Treasury      Note     (Accumulated
                                  Shares     Dollars     Shares      Dollars   Capital    Stock     Receivable    Deficit)    Total
                                  ------     -------     ------      -------   -------    -----     ----------    -------     -----
Balance at June 1, 1995         15,741,752   $157     10,544,113     $105    $395,735   $(1,801)    $(3,000)  $(202,365)  $188,831

Common Stock
   issued in conjunction with
   incentive plans                 493,441      5              -        -         448         -           -           -        453

Common stock
   issued in conjuction with
   acquisitions                    226,665      3              -        -           -         -           -           -          3

Vesting of stock options                 -      -              -        -         940         -           -           -        940

Net loss                                 -      -              -        -           -         -           -     (16,631)   (16,631)

Accretion in liquidation value
  of preferred stock                     -      -              -        -     (13,590)        -           -           -    (13,590)
                                ----------  -----     ----------    -----    ---------    -------    -------   ---------  --------
Balance at May 31, 1996         16,461,858    165     10,544,113      105     383,533    (1,801)     (3,000)   (218,996)   160,006

Common Stock issued in
   connection with incentive
   plans                            31,026      -              -        -         132         -           -           -        132

Dividends payable on preferred
   stock                                 -      -              -        -      (8,226)        -           -           -     (8,226)

Net loss                                 -      -              -        -           -         -           -     (21,714)   (21,714)

Accretion in liquidation value
   of preferred stock                    -      -              -        -      (3,610)        -           -           -     (3,610)
                                ----------  -----     ----------     -----  ---------  ---------   --------   ----------  --------
Balance at February 28, 1997    16,492,884  $ 165     10,544,113     $ 105  $ 371,829  $ (1,801)    $(3,000)  $(240,710)  $126,588
                                ==========  =====     ==========     =====  =========  =========   ========   ==========  ========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           February 28,        February 29,
                                                                              1997                1996
                                                                           ------------        ------------
 OPERATING ACTIVITIES:

    Cash received from subscribers and others                            $    124,387        $     92,747
    Cash paid to suppliers, employees and
       governmental agencies                                                  (87,907)            (55,996)
    Interest paid                                                             (14,546)            (16,063)
                                                                         -------------       -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               21,934              20,688
                                                                         -------------       -------------
 INVESTING ACTIVITIES:

    Proceeds from equipment sales                                               2,947                   -
    Capital expenditures                                                      (59,482)            (26,893)
    Acquisition of other assets                                                   (69)             (3,122)
    Acquisition, disposition and exchange of cellular telephone systems       (34,908)                314
    Acquistion of personal communications service license                      (2,752)            (44,656)
    Capital returned from equity investments                                    6,863               4,818
    Capital contributed to equity investments                                    (292)               (433)
                                                                         -------------       -------------
       NET CASH (USED IN) INVESTING ACTIVITIES                                (87,693)            (69,972)
                                                                         -------------       -------------
 FINANCING ACTIVITIES:

    Proceeds from long-term debt                                               40,000                   -
    Repayment of long-term debt                                               (21,000)                  -
    Debt issuance costs paid                                                     (603)               (303)
    Dividends paid                                                             (4,113)                  -
    Issuance of Class A and B common stock and treasury stock purchases           132                 460
                                                                         -------------       -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                               14,416                 157
                                                                         -------------       -------------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (51,343)            (49,127)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                67,297             121,628
                                                                         -------------       -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     15,954        $     72,501
                                                                         =============       =============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                             (Amounts in thousands)

                                                                                  Nine Months Ended
                                                                           ---------------------------------
                                                                           February 28,         February 29,
                                                                               1997                 1996
                                                                           ------------         ------------
RECONCILIATION OF NET LOSS TO NET CASH  PROVIDED BY
    OPERATING ACTIVITIES:

    Net loss                                                             $     (21,714)       $  (19,574)
                                                                         --------------       -----------
Adjustments to reconcile net loss to net cash
    provided by operating activities:

    Depreciation and amortization                                               58,966            53,574
    Minority interest in income (loss) of subsidiaries                             470              (169)
    Deferred income taxes                                                       (8,173)          (10,000)
    Equity in undistributed earnings of investee companies                     (10,873)           (7,656)
    Gain on sale of assets                                                      (2,106)           (4,176)
    Other                                                                          828               870
    Change in assets and liabilities  net of effects of acquired, exchanged and disposed cellular telephone systems:
           Accounts receivable - (increase)                                     (2,127)           (2,573)
           Prepaid expenses and other current assets -
              (increase)                                                        (4,196)             (599)
           Accounts payable and accrued expenses -
              increase                                                           8,825             9,369
           Customer deposits and prepayments -
              increase                                                           2,034             1,622
                                                                         --------------       -----------
    Total adjustments                                                           43,648            40,262
                                                                         --------------       -----------
Net cash provided by operating activities                                $      21,934        $   20,688
                                                                         ==============       ===========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of February 28, 1997 and the results of its consolidated operations and cash flows for the nine months ended February 28, 1997 and February 29, 1996. It is suggested that the statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1996 Annual Report on Form 10-K.

NOTE 2.  CREDIT FACILITY

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Acquisitions, Dispositions and Exchanges"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the new credit facility are based on, at the election of the Company, (a) "Base Rate" plus a margin of 2% or (b) "Eurodollar Rate" plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt of the Company, limits the Company's ability to pay dividends and requires that certain operating tests be met. At February 28, 1997 the Company was in compliance with the covenants of this credit facility.

NOTE 3.  REGISTRATION STATEMENTS

The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. As of April 7, 1997, 4,239,231 shares remain available for future acquisitions.

On April 5, 1995, the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 7, 1997, $400,000 remain available for issuance.

NOTE 4.  PRO-FORMA INFORMATION

The summary pro-forma information includes the accounts and operations of the Company and, completed acquisitions (purchased/exchanged from June 1, 1995 and completed by February 28, 1997), in each case as if such acquisitions/exchanges had been consummated as of the beginning of the respective period for the combined statements of operations.

                                                   Nine Months Ended
                                        -----------------------------------
                                        February 28,           February 29,
                                             1997                  1996
                                        --------------         ------------
           Revenues                       $108,168              $   85,486
           Net Loss                        (20,674)                (22,313)
           Loss per common share             (1.21)                 (1.20)

Pro-forma loss per common share for the nine months ended February 28, 1997 and February 29, 1996 is calculated on a fully diluted basis using the pro-forma average number of common shares outstanding during the period, including common stock equivalents.

NOTE 5.  REVENUE RECOGNITION

Cellular telephone service income includes service revenues and charges for installation and connections, net of land line charges of $20,678 and $13,743, for the nine months ended February 28, 1997 and February 29, 1996, respectively.

NOTE 6.  LOSS PER COMMON SHARE

Loss per common share is calculated on a fully diluted basis and includes 0 and 375,000 shares of common stock equivalents for the nine month periods ended February 28, 1997 and February 29, 1996, respectively. Loss per common share includes a charge for the accretion in liquidation value of preferred stock and the dividend payable on preferred stock.

NOTE 7. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended February 29, 1996, the Company reclassified $2,774 of property, plant and equipment, $2,801 of goodwill, $160 of other assets, $476 of accounts receivable and $672 of accounts payable to cellular telephone license as a result of the exchange of cellular markets described at Note 8.

NOTE 8.  ACQUISITIONS, EXCHANGES, DISPOSITIONS

On June 30, 1995, the Company acquired the non-wireline cellular telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company's non-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the non-wireline cellular telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914. The Company recognized a gain of approximately $4,176 as a result of the sale.

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

On September 12, 1996, the Company acquired, for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,132 of the purchase price was allocated to cellular telephone license.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company is controlled by Century through the ownership of the Company's Class B Common Stock representing 73.6% of the voting power and 31.8% of the equity of the Company. The Company and Century entered into a Services Agreement, effective December 1, 1996 (the "Services Agreement"), pursuant to which Century through its personnel will provide design, construction, management, operational, technical and maintenance for the wireless telephone, paging and related systems owned and operated by the Company (the "Controlled Systems"). Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the limited partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the Controlled Systems or to the performance by Century of its other duties under the Services Agreement.

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. To date, no such purchases have been made by the Company.

The Company also plans to exercise its right to acquire the minority interests held by Century Federal, a subsidiary of Century, in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of these systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

The Company has determined to pursue a strategy to sell or otherwise dispose of its equity investments in cellular telephone systems representing approximately 1,100,000 net pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets.

The  Company,   during  fiscal  1997,  made  and  withdrew  its  application  to participate in the FCC auction of PCS frequency blocks D and E and was refunded its $11,000 deposit.

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

Information about the Company's operations in its two business segments for the nine months ended February 28, 1997 and February 29, 1996 is as follows:

                                                         Nine Months Ended
                                                    ----------------------------
                                                    February 28,    February 29,
                                                       1997            1996
                                                    ---------       ---------
Gross revenues:

       Cellular telephone                           $ 105,405       $  82,573
       Puerto Rico telecommunications                   1,493               -
                                                    ---------       ---------
                                                    $ 106,898       $  82,573
                                                    =========       =========
Operating (loss):

       Cellular telephone                           $  (9,137)      $ (16,028)
       Puerto Rico telecommunications                  (7,020)            (69)
                                                    ---------       ---------

                                                    $ (16,157)      $ (16,097)
                                                    =========       =========
Net loss:

       Cellular telephone                           $ (13,405)      $ (14,820)
       Puerto Rico telecommunications                  (8,309)         (4,754)
                                                    ---------       ---------

                                                    $ (21,714)      $ (19,574)
                                                    =========       =========
Assets, at end of period:

       Cellular telephone                           $ 675,834       $ 711,893
       Puerto Rico telecommunications                 117,438          67,364
                                                    ---------       ---------

                                                    $ 793,272       $ 779,257
                                                    =========       =========
Depreciation and amortization:

       Cellular telephone                           $  57,634       $  53,531
       Puerto Rico telecommunications                   1,332              43
                                                    ---------       ---------

                                                    $  58,966       $  53,574
                                                    =========       =========
Capital expenditures:

       Cellular telephone                           $  33,167       $  16,876
       Puerto Rico telecommunications                  26,315          10,017
                                                    ---------       ---------

                                                    $  59,482       $  26,893
                                                    =========       =========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Dollars in thousands, except subscriber, pop and share data)

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, it has acquired twenty-eight wireless telephone markets that it owns and manages. In addition, on June 23, 1995, the Company acquired one of two Metropolitan Trading Areas
(MTA) licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. It also intends to construct and operate a competitive telephone access business in the Puerto Rico market place. Certain of the Company's operations are in a development stage, and the Company's Puerto Rican telecommunications network is in the start-up and construction stage. On December 12, 1996 the Company began providing PCS telephone services in Puerto Rico. There is on-going construction to complete the buildout of the system. The Puerto Rico PCS telephone services operations accounted for $1,493 in revenue and had 6,900 subscribers as of February 28, 1997.

The Company must continue to adapt its business to technological and economic changes. It is dependent on its ability to increase its number of subscribers, net of cancellations, and to achieve acceptable revenue per subscriber levels in increasingly competitive markets. The Company expects net losses to continue until such time as the wireless telephone operations, the Puerto Rico telecommunications network and related investments associated with the acquisition, construction and development of its wireless telephone systems and Puerto Rico telecommunications network plant generate sufficient earnings to offset the costs of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build out its recently acquired Puerto Rico telecommunications network, and to pay debt service and preferred stock dividends. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that it will continue to have access to such sources of funds.

Nine Months ended February 28, 1997 and February 29, 1996

Revenue for the nine months ended February 28, 1997 was $106,898, an increase of $24,325 or 29% over revenue of $82,573 for the nine months ended February 29, 1996, reflecting growth in subscriptions to and increased usage of wireless telephone service. The acquisition of one wireless telephone market accounted for approximately $2,949 or 12% of the increase in revenue. The Puerto Rico PCS business contributed $1,493 or 6% of the increase in revenue.

Revenue from the sale of wireless telephones to subscribers for the nine months ended February 28, 1997 increased by $152 to $2,075 or 8% as compared to the nine months ended February 29, 1996. The increase in such revenue was due to a larger number of telephone units sold during the current nine month period offset, in part, by a reduction in the retail prices of wireless telephones.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions, maintenance of the current subscriber base, and the average revenue per subscriber. Wireless subscribers at February 28, 1997 were approximately 183,400, an increase of 44% from the 127,500 subscribers at February 29, 1996. Increases from new activations of 89,700 and 7,500 subscribers from acquisitions were offset by subscriber cancellations of 41,300. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico PCS business had approximately 6,900 subscribers at February 28, 1997 and, as a result, accounted for 12% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers, was $73 for the nine months ended February 28, 1997 and February 29, 1996.

The average monthly revenue per subscriber was approximately $72 in the domestic markets, as compared to approximately $124 in the Company's Puerto Rico operations. The Company expects that per subscriber revenues will be impacted by competition and the expansion of its local service calling areas.

Cost of services during the nine months ended February 28, 1997 was $15,606, an increase of $4,294 or 38% from the nine months ended February 29, 1996. The increase was due to the variable costs associated with a larger revenue and subscription base, to increased wireless coverage areas resulting from both the continued expansion of the Company's network and acquisitions completed during the fiscal year ended May 31, 1996 and the nine months ended February 28, 1997 and the commencement of PCS telephone service in Puerto Rico. Included in cost of services during the nine months ended February 28, 1997 were $1,927 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications network.

Cost of equipment sold during the nine months ended February 28, 1997 was $11,403, an increase of $2,943 or 35% as compared to the nine months ended February 29, 1996. The primary reason was an increase in the number of telephone units sold, offset by a decrease in the average unit cost of telephones sold.

Selling, general and administrative expenses rose to $37,080 for the nine months ended February 28, 1997, an increase of $11,756 or 46% above the expenses of $25,324 for the nine months ended February 29, 1996. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business as well as the commencement of PCS telephone services in Puerto Rico. Included in selling, general and administrative expenses during the nine months ended February 28, 1997 were $5,086 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications network.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its existing wireless telephone business continues. In addition, the Company expects that the development of its recently acquired markets as well as its participation in the Puerto Rico telecommunications network will contribute to an increased level of expenses.

Depreciation and amortization for the nine months ended February 28, 1997 was $58,966, an increase of $5,392 or 10% over the nine months ended February 29, 1996. The increase results from acquisitions and capital expenditures made during fiscal 1997 and 1996 in connection with the development and network expansion of the Company's wireless telephone systems and Puerto Rico telecommunications network. Depreciation and amortization related to the Puerto Rico PCS business was $1,289 or 24% of the increase.

The operating loss for the nine months ended February 28, 1997 was $16,157, an increase of $60 or 0.4% from the loss of $16,097 for the nine months ended February 29, 1996.

During the nine months ended February 29, 1996, the Company sold its 72.2% interest in the non-wireline wireless telephone system serving the Charlottesville, VA MSA for a cash purchase price of approximately $9,914. The Company recognized a gain of $4,176 as a result of the sale (see "Acquisitions, Exchanges, and Dispositions").

Interest expense was $23,598 for the nine months ended February 28, 1997, a decrease of $1,195 or 5% from the nine months ended February 29, 1996. The decline in interest expense is the result of the capitalization of $2,752 of interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of this business. Gross interest costs for the nine months ended February 28, 1997 and February 29, 1996 were $26,350 and $24,793, respectively. The increase reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the nine months ended February 28, 1997 was $369,000, an increase of $19,000 as compared to the average debt level of $350,000 during the nine months ended February 29, 1996. The Company's weighted average interest rate decreased to 9.4% for the nine months ended February 28, 1997 from 9.5% for the nine months ended February 29, 1996.

After income attributable to minority interests in subsidiaries for the nine months ended February 28, 1997, a pretax loss of $27,246 was incurred, as compared to a pretax loss of $28,847 for the nine months ended February 29, 1996. The income tax benefit of $5,532 for the nine months ended February 28, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $21,714 for the nine months ended February 28, 1997 represents an increase of $2,140 or 11% from the net loss of $19,574 for the nine months ended February 29, 1996.

Three Months Ended February 28, 1997 and February 29, 1996

Revenue for the three months ended February 28, 1997 was $39,174, an increase of $11,236 or 40% over the three months ended February 29, 1996, reflecting growth in subscriptions and increased usage of wireless telephone service. In addition, the acquisition of one wireless telephone market accounted for approximately $2,137 of the increase in revenue. The Puerto Rico PCS business contributed $1,493 or 13% of the increase in revenue.

Revenue from the sale of wireless telephones to subscribers for the three months ended February 28, 1997 increased by $53 to $676 or 9% as compared to the three months ended February 29, 1996. The increase in such revenue was due to a larger number of telephone units sold during the current three month period offset by a reduction in the retail pricing of telephones.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended February 28, 1997 was $72 as compared to $69 for three month period ended February 29, 1996.

The average monthly revenue per subscriber was approximately $71 in the domestic markets as compared to approximately $124 in the Company's Puerto Rico operations. The Company expects that per subscriber revenues will be impacted by competition and the expansion of its local service calling areas.

Cost of services during the three months ended February 28, 1997 was $5,913, an increase of $1,839 or 45% compared to the three months ended February 29, 1996. The reason for the increase was due, in part, to the variable costs associated with a larger revenue and subscription base, increased wireless coverage areas resulting from both the continued expansion of the Company's network and acquisitions completed during the fiscal year ended May 31, 1996 and the nine months ended February 28, 1997, and the commencement of PCS telephone service in Puerto Rico. Included in cost of services during the three months ended February 28, 1997 were $846 of pre-operating costs associated with the start-up of the Company's Puerto Rico telecommunications network.

Cost of equipment sold during the three months ended February 28, 1997 was $4,734, an increase of $1,573 or 50% as compared to the three months ended February 29, 1996. The primary reason for the increase was an increase in the number of units sold, offset by a decrease in the average unit cost of telephones sold.

Selling, general and administrative expenses rose to $15,398 for the three months ended February 28, 1997, an increase of $6,157 or 67% above the $9,241 during the three months ended February 29, 1996. The Company's managerial, customer service and sales staff increased to accommodate the current and anticipated growth of its wireless telephone business. Secondarily, variable costs rose in association with a larger revenue base and acquisitions made during fiscal 1996 and the nine months ended February 28, 1997 and the commencement of PCS telephone services in Puerto Rico. Included in selling, general and administrative expense during the three months ended February 28, 1997 were $3,147 of pre-operating costs associated with the start up of the Company's Puerto Rico telecommunications network.

Depreciation and amortization for the three months ended February 28, 1997 was $21,175, an increase of $3,142 or 17% over the three months ended February 29, 1996, resulting from completed acquisitions as well as capital expenditures made during fiscal 1996 and the first nine months of fiscal 1997 in connection with the development of the Company's wireless telephone systems. The PCS business in Puerto Rico accounted for 41% of the increase.

The operating loss for the three months ended February 28, 1997 was $8,046, an increase of $1,475 or 22% above the three months ended February 29, 1996.

Interest expense was $8,839 for the three months ended February 28, 1997, an increase of $597 or 7% from the comparable period in the prior year. The increase in interest expense is the result of interest charged on additional borrowings for acquisitions, capital expenditures, working capital and debt service. The average debt outstanding during the three months ended February 28, 1997 was $376,444, an increase of $26,444 as compared to average debt outstanding of $350,000 during the three months ended February 29, 1996. The Company's weighted average interest rate decreased to 9.2% for the three months ended February 28, 1997 from 9.5% for the three months ended February 29, 1996.

After income attributable to minority interests in subsidiaries for the three months ended February 28, 1997, a pretax loss of $12,244 was incurred, as compared to a pretax loss of $12,528 for the three months ended February 29, 1996. The income tax benefit of $2,758 for the three months ended February 28, 1997 represents an adjustment of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss for the three months ended February 28, 1997 of $9,486 represents an increase of $679 or 8% from the net loss of $8,807 for the three months ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 1997, earnings were less than fixed charges by $29,528. Fixed charges consist of interest expense, including amortization of debt issue costs and capitalized interest, preferred stock dividends, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $58,966 relating to depreciation and amortization.

As of February 28, 1997, the Company had $151,697 of property, plant and equipment (net) placed in service. During the nine months ended February 28, 1997, the Company made capital expenditures of $59,482, primarily to continue the construction of recently acquired wireless telephone systems and its Puerto Rico telecommunications network, the expansion of the coverage areas of existing properties and the upgrade of its cell site and call switching equipment. During the nine months ended February 28, 1997, the buildout of the Company's Puerto Rico telecommunications network required capital expenditures of $26,315 or 44% of the Company's total capital expenditures. The Company's future commitments for such property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its wireless systems. During the twelve month period ending May 31, 1997, the Company anticipates wireless capital expenditures in its domestic cellular markets of approximately $40,000. The Company currently estimates that the remaining cost to build out the infrastructure of its PCS network will be approximately $45,000 to be expended through fiscal 1998. The Company is exploring various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In this regard, on September 12, 1996, the Company entered into a $50,000 credit facility with Citibank N.A. (the "Credit Facility"). The facility terminates on March 20, 1998. Subject to the completion of formal documentation, the Company has agreed with Citibank to extend this credit facility to September 2000. The Company expects the amendment giving effect to this extension to close during the fourth quarter of fiscal 1997. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan wireless telephone system acquisition (see "Acquisitions, Exchanges and Dispositions"). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise restricted by its Senior Note Indentures. These include the subsidiaries which operate the Puerto Rico telecommunications network and the Benton Harbor system. The facility is further guaranteed by certain subsidiaries holding investment interests. The credit facility restricts the incurrence of certain additional debt of the Company and limits the Company's ability to pay dividends. The Company is in compliance with all covenants of the facility.

Additionally, a subsidiary of the Company which is engaged in the ownership and operation of the PCS business in Puerto Rico has agreed to enter into a four-year $130,000 revolving credit facility with Citibank, N.A. which converts into a four year term loan. The principal use of proceeds will be to fund the buildout of the Company's PCS business in Puerto Rico. The proposed facility will restrict the use of borrowings, limits the amount of long-term indebtedness in relation to the PCS business in Puerto Rico, requires the maintenance of certain minimum annualized cash flows (as defined) and subscribers, and requires the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow, all of the above relating only to the PCS business in Puerto Rico. The terms of the proposed facility will also require the PCS business in Puerto Rico to meet and maintain certain financial and operating covenants and achieve performance requirements including minimum subscriber levels. Failure to satisfy such covenants would constitute a default under the facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. The proposed facility will be non-recourse to the Company.

The Company has outstanding two classes of preferred stock which are held by Citizens Utilities Co. (Citizens) and Century Communications Corp. (Century). The preferred stock issues carried no cash dividend requirements through August 31, 1996 but accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock are entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in fiscal 1997, to be made with respect to the preferred stock will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. On December 19, 1996, the Company paid cash dividends to Citizens and Century of $3,959 and $154, respectively, and during March 1997, declared the second quarterly dividend to Citizens and Century. The Company will determine, from time to time, the timing, amount, or distribution (if any) of additional preferred stock dividends.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business is expected to be capital intensive, requiring additional network buildout costs of approximately $45,000 during fiscal 1997 and 1998. Further, due to the start-up nature of the Puerto Rico telecommunications network, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications network is expected to be highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders.

There is no assurance that the Puerto Rico telecommunications network will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's wireless telephone operations and Puerto Rico telecommunications network will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in fiscal 1997 and required capital expenditures.

The Company anticipates that shortfalls may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 7, 1994. As of February 28, 1997, 4,239,231 shares remain available for future acquisitions.

The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of February 28, 1997, $400,000 remained available for issuance.

Although the net cash provided by operating activities for the nine months ended February 28, 1997 was not sufficient to fund the Company's expenditures for property, plant and equipment of $59,482, funds required were available from cash on hand. The principal source of such cash was financing activities completed in prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

The Company's primary acquisition strategy is to acquire controlling ownership interests in wireless systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of equity securities of the Company, cash, debt or a combination thereof.

On September 12, 1996, the Company acquired for approximately $34,000 in cash, 100% of the ownership interests in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. ANet Pops@ means a market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide personal communications services) in that market and APops@ means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

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

The Company has determined to pursue a strategy to sell or otherwise dispose of substantially all of its equity investments in cellular telephone systems representing approximately 1,100,000 Net Pops and has retained an investment banker to assist it in such disposition. The

Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

COMMITMENTS AND CONTINGENCIES

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. The Company has made no such purchases to date.

The Company also plans to exercise its right to acquire the minority interest held by Century in the Cass and Jackson, Michigan systems from Century for the prices paid by Century for such minority interests in the acquisition of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

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

The Company has withdrawn its application to participate in the auction of PCS frequency blocks D and E and was refunded its $11,000 deposit.

The Company is controlled by Century through the ownership of the Company's Class B Common Stock representing 73.6% of the voting power and 31.8% of the equity of the Company. The Company and Century entered into a Services Agreement, effective August 31, 1996 (the "Services Agreement"), pursuant to which Century through its personnel will provide such design, construction, management, operational, technical and maintenance services to the Company as may be necessary, or as Century determines may be appropriate, for the wireless telephone, paging and related systems owned and operated by the Company (the "Controlled Systems"). Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 plus direct out of pocket expenses. The Services Agreement has a term of five years but Centennial may, in its discretion, terminate the agreement at the end of each year during the five year term.

                                    * * * * *


Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause the Company's performance and the other matters discussed in the forward-looking statements to differ significantly from that discussed in the forward-looking statements.

ITEM 5. Other Information

BENTON HARBOR ACQUISITION

On September 12, 1996, the Company acquired for approximately $34,000 in cash, 100% of the ownership interest in the partnership owning the non-wireline cellular telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops.

NEW CREDIT FACILITY

On September 12 ,1996, the Company entered into a $50,000 credit facility with Citibank, N.A. The facility terminates on March 20, 1998. Subject to the completion of formal documentation, the Company has agreed to extend the termination date to September 2000. Approximately $34,000 of the facility was used to fund the Benton Harbor, Michigan cellular telephone system acquisition (see "Benton Harbor Acquisition" above). The remainder will be used for working capital and general corporate purposes. The interest rate payable on borrowings under the credit facility is based at the election of the Company, on, (a) the Base Rate as, defined, plus a margin of 2% or (b) the Eurodollar Rate, as defined, plus a margin of 3%. The facility is secured by the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures. The credit facility restricts the incurrence of certain additional debt, limits the Company's ability to pay dividends and requires that certain operating tests be met.

REGULATORY MATTERS

In implementing the Telecommunications Act of 1996 (the "1996 Act"), the FCC is pursuing a "competitive trilogy" which includes interconnection, universal service and access charges. As to the first of these matters, the 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement has the potential of realizing benefits for the Company's cellular, PCS and other telecommunications businesses. In August 1996, the FCC released its First Report and Order implementing this statutory requirement. The numerous appeals from the FCC's decision have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 15, 1996, the court stayed, pendente lite, the effect of the proposed pricing provisions and the rule permitting a requesting carrier to pick and choose the best terms previously obtained by other carriers. On November 1, 1996 the stay was modified to permit certain of the pricing rules governing reciprocal compensation arrangements to go into effect. Documents relating to the other two parts of the "competitive trilogy" have also been released. In the case of universal service, a Recommended Decision has been released by the Federal State Joint Board on Universal Service. The FCC has also released a Notice of Proposed Rulemaking, Third Report and Order, and Notice of Inquiry in connection with access charge reform and related rate structure and pricing issues. These proceedings are ongoing at the FCC.

On September 12, 1996, the Puerto Rico Telecommunications Act of 1996 was signed into law by the Governor of the Commonwealth of Puerto Rico. On October 17, 1996, the Company filed with the FCC a petition seeking a declaratory ruling that this statute, either in whole or in specified part, was preempted by the Communications Act of 1934, as amended. Similar petitions were subsequently filed with the FCC by two other telecommunications carriers operating in Puerto Rico. These petitions remain pending at the FCC.

On December 11, 1996, the Telecommunication Regulatory Board of Puerto Rico (the "Board" ) assumed jurisdiction over all intra-island telecommunications matters. This marks a significant departure from the past when the Company's intra-island telecommunications operations were regulated by the Puerto Rico Public Services Commission and the intra-island telecommunications operations of the Puerto Rico Telephone Company ("PRTC"), the incumbent local exchange carrier, were effectively unregulated. On December 26, 1996, the Company, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's PCS network with PRTC's landline telephone network. On January 21, 1997, Lambda Communications, Inc., a wholly owned subsidiary of the Company, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's fiber optic network with PRTC's landline telephone network. The two petitions were substantially consolidated by the arbitrator and after several sessions with the arbitrator and PRTC, a subsidiary of the Company and Lambda successfully negotiated interconnection agreements with PRTC covering most of the unresolved issues. Those agreements have been approved by the Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 9, 1997

                                            CENTENNIAL CELLULAR CORP.

                                            /s/ Scott N. Schneider
                                            -----------------------------------
                                            Scott N. Schneider
                                            Senior Vice President and Treasurer
                                            (Principal Financial Officer)

ITEM 6. Exhibits and Report on Form 8-K

        a) Exhibits

             Exhibit 10 Services Agreement between Century Communications Corp. and Centennial Cellular Corp.
             Exhibit 11  Statement re  computation of per share earnings
             Exhibit 27  Financial data schedule  (EDGAR filing document only)

        b)   Reports on Form 8-K

             None.