Form 10-K405
period 1997-05-31
CENTENNIAL CELLULAR CORP
filed 1997-08-19
CIK 879573

                                        UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

  (Mark One)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1997

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_________to________

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

                                50 Locust Avenue
                          New Canaan, Connecticut 06840
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (203) 972-2000 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:Class A Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      As of August 8, 1997, there were 16,180,468 shares of Class A Common Stock outstanding and 10,544,113 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on August 8, 1997 of $15 7/8 per share, was $249,853,831.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I

Item 1.   Business.........................................................................  1
Item 2.   Properties....................................................................... 14
Item 3.   Legal Proceedings................................................................ 14
Item 4.   Submission of Matters to a Vote of Security Holders.............................. 14

          PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............ 17
Item 6.   Selected Consolidated Financial Data............................................. 19
Item 7.   Management's  Discussion  and Analysis of Financial  Condition  and Results
          of Operations.................................................................... 20
Item 8.   Financial Statements and Supplementary Data.......................................35

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................................ 35

          PART III

Item 10.  Directors and Executive Officers of the Registrant............................... 35
Item 11.  Executive Compensation........................................................... 36
Item 12.  Security Ownership of Certain Beneficial Owners and Management................... 36
Item 13.  Certain Relationships and Related Transactions....................................36

          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................37

SIGNATURES..............................................................................  II-1

EXHIBIT INDEX...........................................................................  II-2

                                     PART I

ITEM 1.    BUSINESS

GENERAL

      Centennial Cellular Corp., a Delaware corporation ("Centennial", and together with its direct and indirect subsidiaries, the "Company"), is primarily engaged in the ownership and operation of wireless telephone systems. The Company's current wireless telephone interests represent approximately 10.1 million Net Pops (as defined below). Approximately 6.5 million of these Net Pops are represented by the Company's wireless telephone systems located in the continental United States (the "Domestic Wireless Telephone Systems"). The balance of approximately 3.6 million Net Pops represents the Company's wireless telephone system in the Commonwealth of Puerto Rico (the "Puerto Rico Wireless Telephone System").

      The Company's wireless telephone systems, which include systems utilizing both cellular and personal communications service ("PCS") licenses, provide communications services to vehicle-installed ("mobile"), ready-to-carry ("transportable") and hand-held ("portable") wireless telephones. Wireless telephone systems are designed to allow for significant mobility of the subscriber. In addition to mobility, wireless telephone systems provide access through system interconnections to local and long distance telecommunications networks and offer other ancillary services such as voice-mail, call-waiting, call-forwarding and conference calling. These communications services can be integrated with a variety of competing networks.

      Centennial was organized in 1988. The Company's principal executive offices are located at 50 Locust Avenue, New Canaan, Connecticut 06840. The Company's principal corporate office is located at 1305 Campus Parkway, Neptune, New Jersey 07753. Its telephone number is (203) 972-2000.

THE WIRELESS TELEPHONE INDUSTRY

      The Company operates its Domestic Wireless Telephone Systems pursuant to 29 cellular licenses which it owns, and operates its Puerto Rico Wireless Telephone System pursuant to a PCS license which it owns. The Company's PCS license also covers the U.S. Virgin Islands. Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping "cells." Each cell contains a transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office (the "MTSO"), which, in turn, may be connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones.

      If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming. Wireless telephone systems operate under interconnection agreements with various local exchange carriers and interexchange carriers, which agreements establish the manner in which the wireless telephone system integrates with existing telecommunication systems in a given geographic area.

THE COMPANY'S OPERATIONS

      The Company operates and invests in wireless telephone systems in the United States and in Puerto Rico.

      The Company's current wireless telephone interests represent approximately
10.1 million Net Pops. Approximately 5.4 million of these Net Pops are represented by interests in those Domestic Systems that the Company owns and operates in three geographic clusters: the Michiana cluster in Michigan, Ohio and Indiana; the East Texas/Louisiana cluster in Texas, Louisiana and Mississippi; and the Southwestern cluster in California and Arizona. Approximately 3.6 million of these Net Pops represent the Company's Puerto Rico Wireless Telephone System. The balance of approximately 1.1 million of these Net Pops represents minority interests in limited partnerships, controlled by other parties ("Investment Interests").

      The Michiana cluster has approximately 3.3 million Net Pops, constituting approximately 60% of the Net Pops in markets served by the Domestic Wireless Telephone Systems and 32% of the Company's total Net Pops. The Michiana cluster covers portions of three major interstate highways that connect Chicago, Detroit and Indianapolis. The East Texas/Louisiana cluster has approximately 1.9 million Net Pops, constituting 36% of the Net Pops in markets served by the Domestic Systems and 19% of the Company's total Net Pops. The East Texas/Louisiana cluster covers a significant portion of interstate highway I-10 as well as sections of Texas, Louisiana and Mississippi adjacent to the cities of Houston, New Orleans, Shreveport and Baton Rouge. The Southwestern cluster has approximately 230,000 Net Pops, constituting 4% of the Net Pops in markets served by the Domestic Wireless Telephone Systems and 2.3% of the Company's total Net Pops. This cluster encompasses the Yuma, Arizona and El Centro, California markets located between Los Angeles to the northwest and San Diego to the west, Phoenix to the east, and Mexicali, Mexico to the south.

      The Puerto Rico Wireless Telephone System covers areas in the Island of Puerto Rico. These markets contain approximately 3.6 million Net Pops or 36% of the Company's total Net Pops.

      As used in this Annual Report on Form 10-K, "Pops" means the population of a market derived from the 1990 Census Report of the Bureau of the Census, United States Department of Commerce, and "Net Pops" means a market's Pops multiplied by the percentage interest that the Company owns in an entity licensed (a "licensee") by the Federal Communications Commission (the "FCC") to construct or operate a wireless telephone system in that market.

WIRELESS TELEPHONE MARKETS AND INTERESTS

      The Company has focused and expects to continue to focus on acquiring controlling ownership interests in wireless telephone systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless telephone operations enables it to achieve operating and cost efficiencies, as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless telephone systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of Centennial's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), cash, assumption of liabilities or a combination thereof.

      The chart below sets forth certain information about the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and the Investment Interests as of July 31, 1997. Those Domestic Wireless Telephone Systems and the Investment Interests which are in Metropolitan Statistical Areas ("MSAs") are asterisked; the remainder are in Rural Service Areas ("RSAs").

                     MARKETS                        OWNERSHIP           POPS      NET POPS

 DOMESTIC WIRELESS TELEPHONE SYSTEMS

MICHIANA CLUSTER

  Kalamazoo, MI*                                       100.0%        293,500       293,500
  Cass, MI                                              85.7%        288,000       246,900
  Newaygo, MI                                          100.0%        220,200       220,200
  Battle Creek, MI*                                    100.0%        186,000       186,000
  Benton Harbor, MI*                                   100.0%        161,400       161,400
  Jackson, MI*                                          92.0%        149,800       137,800
  Roscommon, MI                                        100.0%        130,400       130,400
                                                                   ---------     ---------
      System Subtotal                                              1,429,300     1,376,200
                                                                   ---------     ---------

  Southbend, IN *                                      100.0%        289,200       289,200
  Richmond, IN                                         100.0%        217,900       217,900
  Newton, IN                                           100.0%        204,200       204,200
  Elkhart-Goshen, IN*                                   91.4%        156,200       142,800
  Williams, OH                                         100.0%        125,900       125,900
                                                                   ---------     ---------
      System Subtotal                                                993,400       980,000
                                                                   ---------     ---------

  Fort Wayne, IN*                                      100.0%        420,900       420,900
  Miami, IN                                            100.0%        179,000       179,000
  Kosciusko, IN                                        100.0%        160,000       160,000
  Huntington, IN                                       100.0%        145,200       145,200
                                                                   ---------     ---------
      System Subtotal                                                905,100       905,100
                                                                   ---------     ---------
      Cluster Subtotal                                             3,327,800     3,261,300
                                                                   ---------     ---------
EAST TEXAS/LOUISIANA CLUSTER

  Beauregard, LA                                       100.0%        372,500       372,500
  Beaumont-Port Arthur, TX*                            100.0%        361,200       361,200
  LaFayette, LA*                                        94.3%        209,000       197,100
  West Feliciana, LA                                   100.0%        170,900       170,900
  Claiborne, MS                                        100.0%        153,900       153,900
  Alexandria, LA*                                       92.8%        149,000       138,300
  Iberville, LA                                        100.0%        131,000       131,000
  DeSoto, LA                                           100.0%        121,300       121,300
  Copiah, MS                                           100.0%        118,000       118,000
  Bastrop, LA                                          100.0%         92,200        92,200
  Caldwell, LA                                         100.0%         71,600        71,600
                                                                   ---------     ---------
      Cluster Subtotal                                             1,950,600     1,928,000
                                                                   ---------     ---------

SOUTHWESTERN CLUSTER

  Yuma, AZ                                             100.0%        120,700       120,700
  El Centro, CA                                        100.0%        109,300       109,300
                                                                     -------     ---------
      Cluster Subtotal                                               230,000       230,000
                                                                   ---------     ---------
Total Domestic Wireless Telephone Systems                          5,508,400     5,419,300
                                                                   =========     =========

PUERTO RICO WIRELESS TELEPHONE SYSTEM                  100.0%      3,600,000     3,600,000
                                                                   =========     =========

                MARKETS                      OWNERSHIP          POPS            NET POPS

INVESTMENT INTERESTS

SACRAMENTO VALLEY CLUSTER                        23.5%

  Sacramento, CA*                                          1,355,100             318,100
  Stockton, CA**                                             480,600             112,800
  Modesto, CA*                                               370,600              87,000
  Reno, NV*                                                  254,700              59,800
  Chico, CA*                                                 182,100              42,800
  Redding, CA*                                               147,000              34,500
  Yuba City, CA*                                             122,600              28,800
  Tehama, CA                                                  90,700              21,300
  Storey, NV                                                  90,600              21,300
  Sierra, CA                                                  81,800              19,200
                                                          ----------           ---------
      Cluster Subtotal                                     3,175,800             745,600
                                                          ----------           ---------
SAN FRANCISCO BAY AREA CLUSTER                    2.9%

  San Francisco, CA*                                       3,686,600             105,800
  San Jose, CA*                                            1,497,600              43,000
  Vallejo, CA*                                               451,200              13,000
  Santa Rosa-Petaluma, CA*                                   388,200              11,100
  Salinas, CA*                                               355,700              10,200
  Santa Cruz, CA*                                            229,700               6,600
                                                          ----------           ---------
      Cluster Subtotal                                     6,609,000             189,700
                                                          ----------           ---------

Lawrence, PA                                     14.3%       363,400              51,900
Coconino, AZ                                     21.3%       204,300              43,500
Del Norte, CA                                     6.9%       199,200              13,700
Modoc, CA                                        25.0%        57,000              14,200
Lake Charles, LA*                                25.1%       168,100              42,200
                                                          ----------           ---------
Total Investments Interests                               10,776,800           1,100,800
                                                          ==========           =========

Total Domestic Wireless Telephone
Systems, Puerto Rico Wireless
Telephone System and Investment
Interests                                                 19,885,200          10,120,100
                                                          ==========          ==========

      As of May 31, 1997, the Company's Domestic and Puerto Rico Wireless Telephone Systems had 203,900 subscribers in the markets listed above, and for each of fiscal 1996, 1995, 1994 and 1993 the Company had 135,000, 85,920, 49,040
and 33,600 subscribers, respectively, in such markets. The ratio of subscribers to Net Pops remained constant from fiscal 1996 to fiscal 1997. At May 31, 1997, the Company's pro rata share of subscribers relating to the Investment Interests was approximately 105,000.

      All the Company's systems are currently operational. A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations.

PUERTO RICO OPERATIONS

        The Company has commenced the design, construction and operation of its Puerto Rico Wireless Telephone System. The Company has substantially completed installation of the initial system. The Company was the successful bidder for one of two MTA licenses to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and the FCC granted the 30 MHz Block B broadband PCS license for the Puerto Rico-Virgin Islands

MTA to the Company in fiscal 1996. The licensed area represents approximately
3.6 million Net Pops.

        The Company has executed an agreement with Lucent Technologies, Inc., pursuant to which the Company has agreed, subject to certain conditions, to purchase equipment and installation services necessary for its initial PCS system, which is based on Code Division Multiple Access technology. The total cost to the Company of the acquisition and buildout of the infrastructure of the PCS system will be approximately $150 million in the aggregate (which includes a license fee that the Company has paid of approximately $55 million). Of this budgeted amount, the Company has incurred costs of approximately $69 million related to equipment and installation through fiscal year 1997 and it is anticipated that approximately $26 million will be expended to complete the buildout through fiscal 1999.

        The Company leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. ("Century-ML"), a cable television operator which is 50% owned by Century Communications Corp. ("Century"). Further, the Company leases and shares capacity on the fiber optic cable television facility and network of Century-ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company (See Item
13. "Certain Relationships and Related Transactions" and Note 1 to the consolidated financial statements). The Company believes that the above transactions and contemplated transactions between it and Century and Century-ML are or will be, as the case may be, on terms no less favorable to the Company than would be obtainable at that time in comparable transactions with unaffiliated parties.

        The Company also plans to participate in the intra-island and interstate telecommunications market in Puerto Rico as a service provider pursuant to FCC requirements for interstate service and pursuant to an authorization for intra-island service issued to the Company in December 1994, as amended in July 1996, by the Public Service Commission of the Commonwealth of Puerto Rico.

PRODUCTS AND SERVICES

        The Company's principal source of revenue is providing service to wireless telephone subscribers. The services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, call forwarding, call waiting and conference calling.

        The Company is responsible for the quality, pricing and packaging of its wireless service for each of the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System. The Company offers several pricing plans and customers are able to choose the plan that best fits their calling needs. The plans combine different charges for monthly access, usage, custom calling features and, in some cases, varying amounts of pre-paid minutes of usage.

        The Company also generates revenue from subscribers of other wireless telephone systems when such subscribers ("roamers") place or receive calls over its systems. Reciprocal agreements between the Company and other wireless telephone system operators allow their respective subscribers to place calls in most service areas throughout the country. Roamers are charged usage charges that are generally at their regular service rate.

        The Company offers for sale or lease to its customers a wide variety of wireless telephones, including mobile, transportable and fully portable wireless telephones. The Company generally has offered significant discounts on wireless telephones in an effort to attract customers.

MARKETING

        The Company designs and implements the marketing strategy for each of the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System. The Company uses a variety of billboard, radio and newspaper advertising to stimulate interest in wireless telephone service. The Company's objective is to increase its customer base, increase wireless usage and reduce subscriber cancellations. The Company's current marketing strategy is to generate continued net subscriber growth and to focus on customers who are likely to generate higher monthly revenues, primarily business users. However, as a result of broader acceptance of wireless telephone and the continued decline in the cost of wireless equipment, subscribers may be drawn from an increasingly wider range of occupations and demographics. In marketing wireless telephone service in the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System, the Company stresses the quality of its wireless telephone service, easy and rapid access to telephone services, competitive prices, state of the art features, and the local presence of its customer service representatives and technical staff. See Business--Customer Service." In areas where the Domestic Wireless Telephone Systems are in markets adjacent or proximate to one another, the Company emphasizes that its own subscribers may make calls from anywhere in these markets without incurring fees or charges in addition to the standard usage and service fees which often are incurred when a customer "roams" from one market to an adjacent market owned by a third party.

        The Company uses both its own internal sales force and independent agents, dealers and resellers to obtain customers for wireless telephone service in the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System. The Company's internal sales force is paid on a salary plus commission basis. Sales commissions are structured to take into account the length of the subscriber's contract, the rate plan selected and the type of wireless telephone sold. The Company also maintains an ongoing training program to improve the effectiveness of its internal sales force. The Company's dealers are independent contractors paid solely on a commission basis, and include entities whose principal business is selling wireless telephones as well as other entities whose customers may become wireless telephone users, such as car stereo companies, auto parts stores, appliance stores and department stores.

CUSTOMER SERVICE

        The Company is committed to assuring consistently high quality customer service. Each of the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System has a local staff, including a manager, customer service representatives, technical engineering staff and sales representatives. The Company has established local installation and repair facilities in all the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System, and customers are able to report wireless telephone service problems to a local office 24 hours a day. The Company believes that by having local offices and installation and repair facilities it is better able to service customers, schedule installations and repairs and monitor the technical quality of the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System.

SYSTEM CONSTRUCTION, OPERATION AND DEVELOPMENT

        Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on total capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity. The Company has also invested in MTSO equipment that provides the Company with the ability to gradually increase capacity of wireless telephone systems, as needed, through the provision of digital transmission.

        The Company hires consulting engineers and telecommunications general contractors to aid in the design and management of the construction and expansion of each of the Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. By doing so, the Company believes it improves the overall system engineering and construction quality and reduces the expense and time required to make and keep the systems operating at a high level of technical quality.

        In accordance with its strategy of developing market clusters, the Company has selected wireless switching systems that are capable of serving multiple markets with a single MTSO and has already implemented this strategy in most of its markets. The Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and each cell site. In addition, microwave facilities can be used to connect separate wireless telephone systems to the same switch, which may reduce the total cost of the equipment necessary to operate both systems. Where the Company has deemed it appropriate, the Company has implemented microwave interconnection services in the Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. The other systems rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a wireless telephone system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company and generally improves system reliability. Subject to the availability of appropriate microwave sites, the Company may replace the leased lines in the Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System with microwave interconnections as the volume of calls in each system makes the use of such microwave interconnections more cost efficient.

        The Company expects the construction of its Puerto Rico Wireless Telephone System to be capital intensive, in part because the licensed area is large and numerous low power PCS base station transmitters are required to provide coverage to the licensed area. The FCC has established construction benchmarks which require that 30 MHz broadband PCS systems, such as the Puerto Rico Wireless Telephone System, serve at least one-third of the population in its licensed area within five years of being licensed and two-thirds of the population in their licensed area within ten years of being licensed. The Company believes it is in compliance with this requirement. In addition, broadband PCS spectrum is currently used by incumbent co-channel point-to-point microwave users. As a general proposition, broadband PCS licensees are required to pay the costs associated with the relocation of these existing microwave users to other portions of the radio spectrum or other media.

FISCAL 1997 ACQUISITION

        On September 12, 1996, the Company acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35 million in cash. The Benton Harbor market represents approximately 161,400 Net Pops.

PENDING DISPOSITIONS

        The Company has determined to pursue a strategy to sell or otherwise dispose of Investment Interests representing approximately 1.1 million Net Pops. The Company has not made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets.

COMPETITION

        Competition From Other Wireless Systems. The FCC grants two 25 MHz licenses to operate cellular telephone systems in each of 306 MSAs and of 428 RSAs. The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas ("MTAs") and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas ("BTAs"), which are component parts of MTAs. The Company's systems compete directly with the other wireless licensees in each market on the basis of quality, price, area served, services offered and responsiveness of customer service. The Company also may be placed at a competitive disadvantage with the other licensees in a market if such licensees provide wireless telephone service in adjacent markets.

        The Company's Puerto Rico Wireless Telephone System faces primary competition from the incumbent wireless telephone licensees in Puerto Rico, which include the Puerto Rico Telephone Company ("PRTC"), an entity owned by the Commonwealth of Puerto Rico, and Corecom Inc., a publicly held company.

        Many of the Company's competitors are larger and may have access to more substantial financial resources than the Company. These competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T Wireless, among others.

        Competition From Broadband PCS Systems. Among other possible uses, broadband PCS is capable of providing a two-way mobile voice and data telephone service that is similar to cellular service. A broadband PCS system is a wireless communications system that utilizes digital technology that could allow it to compete effectively with cellular systems, particularly in densely populated areas. Digital technology provides certain advantages over analog technology, including increased system capacity, improved overall signal quality and increased call security.

Broadband PCS licenses are awarded by competitive bidding. A number of broadband PCS systems are currently in operation.

        It is uncertain what effect broadband PCS will have on the Company's wireless telephone systems which it operates pursuant to cellular licenses. The FCC revised its rules to state explicitly that cellular licensees may provide any PCS-type services on their channels without prior notification to the FCC. Management of the Company believes that technological advances in present cellular telephone technology, including the use of digital technology, in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology, will provide essentially the same services as the services that PCS providers are expected to provide, but there can be no assurance that this will happen.

        The FCC has also issued a 30 MHz broadband PCS license for the Puerto Rico-U.S. Virgin Islands MTA to AT&T Wireless and the other four broadband PCS licenses for the San Juan, Puerto Rico BTA, the Mayaguez-Aguadilla-Ponce, Puerto Rico BTA and the U.S. Virgin Islands BTA to other entities, including a 10 MHz license to PRTC. Once operational, these broadband PCS systems are expected to present additional competition to the Company's PCS operations in Puerto Rico.

        Other Competition. In addition to competition from cellular and broadband PCS licensees, the Company faces competition from other current technologies, including enhanced SMR systems, narrowband PCS systems, satellite-based mobile telephony and even conventional landline telephone service. Regional and nationwide one-way paging service also may be a competitive alternative adequate for those who do not need a two-way service or may be a service that reduces wireless telephone usage among subscribers to both cellular and paging services.

        Technological advances in the communications field continue to occur which make it difficult to predict the extent of additional future competition for wireless systems, but it is certain that in the future there will be more potential substitutes for the Company's current wireless technology. There can be no assurance that the Company will not face significant future competition or that the Company's current wireless technology will not eventually become obsolete.

        Potential Conflicts of Interest and Competition. Century, a New Jersey corporation, owns 81.2% of the issued and outstanding shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), of Centennial and 100% of the issued and outstanding shares of the Second Series Convertible Redeemable Preferred Stock, par value $.01 per share (the "Second Series Convertible Redeemable Preferred Stock"), of Centennial. Citizens Utilities Company, a Delaware corporation ("Citizens"), owns 18.8% of the issued and outstanding shares of Class B Common Stock and 100% of the issued and outstanding shares of the Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Redeemable Preferred Stock"), of Centennial. Century's principal business is the ownership and operation of 70 cable television systems in 25 states and Puerto Rico serving approximately 1.273 million primary basic subscribers as of May 31, 1997. Citizens is a diversified utility company providing telephone, electric, gas, water and wastewater services.

        Century and Citizens own approximately 74% and 17%, respectively, of the combined voting power of both classes of Common Stock of Centennial as of August 8, 1997, and if

Century and Citizens each were to convert the preferred stock owned by it, Century would own approximately 59% and Citizens would own approximately 34% of such voting power as of such date. The remaining shares are publicly held. As a result of such ownership and in accordance with an agreement with Citizens, Century has the ability to nominate at least a majority and elect all of the directors of Centennial. Century has agreed to vote for one director to be nominated by Citizens.

        Century is the owner of 1.8% of the issued and outstanding Common Stock of Citizens as of August 8, 1997. Leonard Tow is Chairman of the Board and Chief Executive Officer of Century and Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Citizens. Two other directors of Century, Robert
D. Siff and Claire L. Tow, are also directors of Citizens. Citizens owns 1,807,095 shares of Class A Common Stock of Century representing approximately 6% of the issued and outstanding Class A Common Stock of Century as of August 8, 1997. Substantially all of Century's current wireless operations and investments are conducted or held by the Company. The Company leases and shares capacity on a fiber optic cable network for its Puerto Rico Wireless Telephone System from Century-ML. See "Business Puerto Rico Operations." Although exceptions are permitted by the Conflicts/Non-Compete Agreement described below, Century has indicated to the Company that it intends to conduct all its wireless telephone operations through the Company, subject to FCC restrictions. Citizens has agreed with Century and the Company that Citizens will conduct all its wireless telephone operations through the Company, except in areas where Citizens operates or acquires landline telephone systems and areas contiguous thereto. There can be no assurance that the Company will not lose any material expansion opportunities as a result of such exception or any conflicts that may exist between the interests of Citizens and the Company.

        The Company, Century and Citizens have entered into a Conflicts/Non-Compete Agreement. Pursuant to such agreement, except as described below, neither Century nor Citizens may compete with the Company in the acquisition of wireless telephone businesses or ownership interests therein, and the Company will have the first opportunity to purchase any wireless telephone business or ownership interests therein that may be presented to Citizens or Century. Citizens has no obligation to present any such business opportunity to the Company if the business under consideration is located in or is contiguous to an area in which Citizens (or a subsidiary or affiliate at least 50% owned by Citizens) owns or operates a landline telephone operation.

REGULATION

        Federal Regulation. Pursuant to the Communications Act of 1934, as amended, (the "Communications Act"), the cellular, PCS, paging, conventional mobile telephone systems and SMR systems operated by the Company are licensed and regulated by the FCC as Commercial Mobile Radio Service ("CMRS") facilities. The FCC limits entities to a total of 45 MHz of licensed CMRS spectrum in any given market area.

        Cellular and PCS licenses are granted for a term of up to ten years, after which they must be renewed. Licenses may be revoked and license renewal applications denied for cause. It is possible that there may be competition for a license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC's rules provide for a significant renewal preference to a cellular and PCS licensee that has used its spectrum for its intended purpose, and complied with FCC regulations and the federal communications statutes. If a cellular and PCS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications.

        The FCC's rules prohibit wireless PCS licensees from imposing restrictions on the resale of wireless service by parties who purchase blocks of telephone numbers from an operational system and then resell them to the public. This prohibition expires for wireless licensees five years after the date that the last group of initial PCS licenses are granted.

        The FCC also regulates a number of other aspects of the operation and ownership of CMRS systems. There can be no assurance that any FCC requirements currently applicable to the Company's CMRS systems will not be changed in the future.

        State and Local Regulation. Following the grant of an FCC construction permit to an applicant, and prior to the commencement of commercial service (and prior to construction in certain states), the holder of the permit may have to obtain certain approvals from the appropriate regulatory bodies in the states in which it will offer CMRS service. At present, none of the states in which the Company's CMRS operations are located may regulate the entry of CMRS providers or the rates charged for CMRS service. However, they can regulate other terms and conditions of service.

        The siting and construction of the CMRS facilities, including transmitter towers, antennas and equipment shelters may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a construction permit must obtain all necessary zoning and building permit approvals for the transmitter sites and MTSO locations.

        Recent Federal and State Legislation. The Telecommunications Act of 1996 (the "1996 Act"), enacted in February 1996, contains significant provisions aimed, in part, at opening local telecommunications markets to competition. These provisions govern, among other telecommunications matters, the removal of market-entry barriers and impose on incumbent local exchange carriers ("LECs") duties to negotiate, in good faith, interconnection agreements and provide under reasonable and nondiscriminatory terms interconnection for exchange services and access to unbundled network elements at any technically feasible point within the carrier's network, even to the extent that necessary equipment is located on a LEC's premises. The 1996 Act also provides for the development of competitive markets through provisions governing resale, number portability, dialing parity, access to right-of-ways and numbering administration.

        The overall impact of the 1996 Act on the business of the Company is unclear and will likely remain so for the foreseeable future. The Company may benefit from reduced costs in acquiring required communications services, such as LEC interconnection. However, other provisions of the 1996 Act relating to interconnection, telephone number portability, equal access and resale could subject the Company to increased competition.

        Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the "Puerto Rico Act"), purports to open the Puerto Rico telecommunications market to competition and, among other things, it establishes the Puerto Rico Telecommunications

Regulatory Board (the "Board") which has been given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers. On December 12, 1996, the Board assumed jurisdiction over all intra-island telecommunications matters.

        FCC and State Proceedings. The 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement has the potential of creating benefits for the Company's wireless, PCS and other telecommunications businesses. In August 1996, the FCC issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephony services from both facilities-based and non-facilities-based competitors, including cellular and paging operators. The rules address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that incumbent LECs must begin paying the Company and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. On appeal, the U.S. Court of Appeals for the Eighth Circuit overturned several of the FCC's rules, the most important of which were the pricing rules. The FCC is expected to seek review of this decision from the Supreme Court.

        Decisions relating to universal service and access charge reform have also been released by the FCC. These decisions have been appealed.

        The Company has filed a Petition for Declaratory Ruling and Preemption with the FCC in which it seeks a ruling that the regulatory approach as well as certain provisions of the Puerto Rico Act are preempted pursuant to Sections 253(a) and 332(c) of the Communications Act because they are inconsistent with the pro-competition language and/or objectives of the 1996 Act, constitute impermissible barriers to the entry of local telecommunications competition and/or constitute impermissible regulation of CMRS entry or rates. Several other entities subsequently filed similar petitions with the FCC. This matter is currently pending.

        On December 26, 1996, the Company, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's PCS network with PRTC's landline telephone network. On January 21, 1997, the Company, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's fiber optic network with PRTC's landline telephone network. The two petitions were substantially consolidated by the arbitrator and after several sessions with the arbitrator and PRTC, the Company and its PCS subsidiary successfully negotiated interconnection agreements with PRTC covering most of the unresolved issues. Those agreements, which reflect considerably lower interconnection rates than those PRTC had been charging, have been approved by the Board and are currently in effect.

DIGITAL WIRELESS TECHNOLOGY

        Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry wide process that will take a number of years. The Company anticipates that such conversion will take place in the normal course. Overall costs of such conversion are not yet known.

        The Company is in the process of upgrading its cellular telephone systems from analog to digital technology and provides digital cellular telephone service in most of its cellular telephone markets to roamers. The implementation of digital technology will be fundamentally directed by subscriber demand for secure and confidential communications, the introduction of new cellular telephone services such as message waiting and calling line identification, and the delivery of data communications. Where cell sites are not yet at their maximum capacity of radio channels, the Company is adding digital channels to the network incrementally based on the relative demand for digital and analog channels. Where cell sites are at full capacity, analog channels are being removed and redeployed to expand capacity elsewhere within the network and replaced in such cell sites by digital channels. The implementation of digital cellular technology over a period of several years will involve modest incremental expenditures for switch software and possible significant cost reductions as a result of reduced purchases of radio channels and a reduced requirement to split existing cells. However, as indicated above, the extent of any implementation of digital radio channels and the amount of any cost savings ultimately to be derived therefrom will depend primarily on subscriber demand. In the ordinary course of business, equipment upgrades at the cell sites have involved purchasing dual mode radios capable of using both analog and digital technology.

        The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

EMPLOYEES

        The Company had approximately 1,100 employees as of May 31, 1997. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

        The Company leases office space at 50 Locust Avenue, New Canaan, Connecticut where it has its principal executive offices. The Company also leases office space at 1305 and 1325 Campus Parkway, Neptune, New Jersey where it has its principal corporate office.

        The properties for MTSO and cell sites in the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System are either owned (approximately 28%) or leased (approximately 72%), typically under short-term leases, by the Company or one of its subsidiaries or the partnership, joint venture or corporation which holds the construction permit or license (in the case of the Domestic Wireless Telephone Systems in which the Company has a minority interest).

        The Company considers the properties owned and leased by it to be suitable and adequate for its business operations.

ITEM 3.  LEGAL PROCEEDINGS

        There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of Centennial's shareholders during the fiscal quarter ended May 31, 1997.

                      * * *EXECUTIVE OFFICERS OF CENTENNIAL

        The names, ages and positions of the executive officers of Centennial are listed below along with their business experience during at least the past five years.

        Executive officers of Centennial are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. Each of the executive officers, other than Messrs. Graf, Mayberry, Cogar, Braden, Bucks and Casey, also is an executive officer of Century and devotes such of his business time to the Company as is necessary. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of the Company.

               BERNARD P. GALLAGHER, 50, has been Chairman of the Board and Chief Executive Officer of Centennial since August 1991 and has been a director of Centennial since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial. He has been a director of Century since October 1990 and President and Chief Operating Officer of Century since October 1989. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable television and cellular telephone company, including Vice President and Treasurer from November 1984 to October 1989.

               RUDY J. GRAF, 48, has been President, Chief Operating Officer and a director of Centennial since August 1991, and was Vice President, Operations of Centennial from November 1990 to August 1991. Prior to joining Centennial, Mr. Graf served in various executive capacities, including Regional Vice President from December 1987 to July 1990 and as Vice President and General Manager from December 1985 to November 1987 of Metromedia Company, a cellular telephone company.

               SCOTT N. SCHNEIDER, 39, has been a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial since August 1991. He was a Vice President and Controller of Centennial from the date of its incorporation in 1988 to August 1991. Mr. Schneider has been a director of Century since October 1994. Mr. Schneider has been Chief Financial Officer of Century since December 1996 and Senior Vice President and Treasurer of Century since June 1991, and has been an Assistant Secretary of Century since October 1986. He was a Vice President of Century from October 1986 to June 1991, and was Controller of Century from 1982 to June 1991.

               MICHAEL G. HARRIS, 51, has been Senior Vice President, Engineering of Centennial since August 1991, and was Vice President, Engineering of Centennial from the date of its incorporation in 1988 to August 1991. Mr. Harris has been Senior Vice President, Engineering of Century since June 1991, and was Vice President, Engineering of Century from 1982 to June 1991. Mr. Harris has also been Senior Vice President-Engineering of Century since June 1991.

               PHILLIP MAYBERRY, 44, has been Senior Vice President - Operations of Centennial since December 1994, and was Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

               THOMAS COGAR, 40, joined Centennial in September 1990 as Director of Engineering and has been Vice President, Engineering of Centennial since August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc. in various technical capacities, most recently as Northeast Manager of Technical Operations.

               ROBERT J. LARSON, 38, has been Vice President - Accounting and Administration of Centennial since March 1995. He was Vice President - Controller of Centennial from October 1994 to March 1995 and was Controller of Centennial from 1990 to October 1994, and was Assistant Controller of Centennial from 1989 to 1990. Mr. Larson has been Vice President - Controller of Century since October 1994, was Controller of Century from 1991 to 1994 and was Assistant Controller from 1989 to 1991. Prior to joining Centennial and Century, Mr. Larson was a manager with Touche Ross & Co., a predecessor firm of Deloitte & Touche LLP.

               ROBERT BRADEN, 51, has been Senior Vice President - Operations of Centennial since November 1993. Prior to joining Centennial, Mr. Braden held operating and executive positions in several telecommunications companies including Metromedia, Omni Communications and VMX, Inc.

               THOMAS E. BUCKS, 41, has been Vice President - Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager - Financial Analysis and Planning.

               DAVID Z. ROSENSWEIG, 71, has been a director and Secretary of Centennial since the date of its incorporation in 1988 and of Century since 1985. Mr. Rosensweig has been a member of the New York law firm of Leavy Rosensweig & Hyman, which acts as general counsel to Centennial and Century, since May 1987. He has been a director and Secretary of Century since December 1985.

               CLIFFORD A. BAIL, 42, has been Vice President - Legal Affairs and Corporate Counsel of the Company since January 1997. Mr. Bail has also been Vice President - Legal Affairs and Corporate Counsel of Century since January 1997. From 1992 to 1996, Mr. Bail was a partner in the New York law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Century.

               JOHN CASEY, 41, has been Vice President, Operations of Centennial since January 1995, and was a Regional Manager of Centennial from January 1991 to December 1994. From August 1989 to December 1990, Mr. Casey was employed by McCaw Cellular One as District General Manager.

                                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

               Centennial's Class A Common Stock has been traded in The Nasdaq Stock Market ("Nasdaq") under the symbol CYCL since December 3, 1991. There is no established market for the Class B Common Stock. The following table lists the high and low sale prices of the Class A Common Stock reported on Nasdaq for the calendar quarters indicated.

                                            High                        Low
                                            ----                        ---
1995
----
Third Quarter                             $ 20 1/8                    $ 14 1/2
Fourth Quarter                              19 5/8                      15 7/8


1996
----
First Quarter                               18 1/2                      14 7/8
Second Quarter                              17 5/8                      15
Third Quarter                               18 1/4                      12 3/4
Fourth Quarter                              15 1/4                      10 3/8


1997
----
First Quarter                               14 5/8                       9 7/8
Second Quarter                              16 1/2                       8 5/8
Third Quarter (through August 8)            18 1/8                      14 7/8


        As of August 8, 1997, there were approximately 237 record holders of Centennial's Class A Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies. As of August 8, 1997, there were two record holders of the Class B Common Stock.

DIVIDEND POLICY

        Centennial has not paid any cash dividends on its Common Stock and currently intends for the foreseeable future to retain all earnings for use in the Company's business. Centennial is effectively prohibited from paying cash dividends on its common stock by the provisions of the indentures with respect to $100 million aggregate principal amount of its publicly held 10 7/8% Senior Notes and $250 million aggregate principal amount of its publicly held 8 7/8% Senior Notes. The Restated Certificate of Incorporation of Centennial provides that no cash dividends may be paid in respect of any class of Common Stock unless there shall have been paid or set apart for payment full cumulative dividends for all past and current dividend periods and all past and then current sinking, purchase or retirement fund installments, if any, on any class of preferred stock, including the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock, and then dividends on the Common Stock may be paid in any fiscal quarter only to the extent of 50% of the net income of the Company allocable to the Common Stock from continuing operations for the preceding fiscal quarter after deduction for payment of dividends on preferred stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 1997 was derived from the Company's audited Consolidated Financial Statements. The following information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                             ----------------------------------------------------------
                                                                YEAR ENDED MAY 31,

                                             ----------------------------------------------------------
                                               1997         1996        1995        1994        1993
                                             ----------- ----------- ----------- ---------- -----------
STATEMENT OF OPERATIONS DATA
Revenues................................     $  151,023  $  112,197  $   85,419  $  56,373  $   43,186
                                                -------     -------      ------     ------      ------
Cost of services and equipment sold.....         38,228      26,129      22,152     13,424      11,022
Selling, general and administrative.....         55,132      34,188      26,055     17,787      15,242
Depreciation and amortization...........         83,720      70,989      65,642     47,652      42,845
                                                -------     -------     -------    -------      ------

                                                177,080     131,306     113,849     78,863      69,109
                                                -------     -------     -------     ------      ------
Operating loss..........................        (26,057)    (19,109)    (28,430)   (22,490)    (25,923)
Interest expense........................         33,379      27,886      23,357     21,040      16,483
Gain on sale of assets..................          3,819       8,310         ---        ---         ---
Income from equity investments..........         15,180      10,473       4,670      3,645       1,926
                                                -------     -------     -------    -------     -------
Loss before income tax benefit and
   minority interest....................        (40,437)    (28,212)    (47,117)   (39,885)    (40,480)
Income Tax Benefit......................         (7,295)    (11,596)    (14,456)   (11,780)    (12,796)
                                                -------     -------     -------    -------     -------
Loss before minority interest...........        (33,142)    (16,616)    (32,661)   (28,105)    (27,684)
Minority interest in (income) loss of
  subsidiaries..........................           (153)        (15)        (69)       321       1,776
                                                   -----        ----        ----       ---       -----
Net loss................................      $ (33,295) $  (16,631) $  (32,730) $ (27,784) $  (25,908)
                                              =========  ==========  ==========  =========  ==========
Dividend requirements on Preferred Stock      $  15,948  $   13,590  $   12,634  $  11,678  $   10,935
                                              =========  ==========  ==========  =========  ==========
Loss applicable to common shares........      $ (49,243) $  (30,221) $  (45,364) $ (39,462) $  (36,843)
                                              =========  ==========  ==========  =========  ==========
Loss per common share...................      $   (1.83) $   (1.13)  $    (1.93) $   (3.28) $    (3.28)
                                              =========  ==========  ==========  =========  ==========
Average number of common shares
   outstanding during the period........     26,934,000  26,770,000  23,544,000 12,033,000  11,249,000
                                             ==========  ==========  ========== =========== ==========
BALANCE SHEET DATA

Total assets............................     $  844,850  $  785,812  $  844,384  $ 502,384  $  470,295
Long-term debt..........................        429,000     350,000     350,000    250,000     173,900
Common stockholders' equity.............        112,882     160,006     188,831     24,143      33,903

See Notes 3 and 4 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER,
POP AND SHARE DATA)

        The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, on June 23, 1995, the Company acquired one of two Metropolitan Trading Areas ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands (the "Puerto Rico Wireless Telephone System"). Certain of the Company's operations are in a developmental stage, and the Company's Puerto Rico Wireless Telephone System is in the start-up and construction stage. On December 12, 1996 the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the system. The Puerto Rico Wireless Telephone System's operations accounted for $5,903 in revenue and had 16,900 subscribers as of May 31, 1997.


        The Company must continue to adapt its business to technological, competitive and economic changes. It is dependent on its ability to increase its number of subscribers, net of cancellations, and to achieve acceptable revenue per subscriber levels in increasingly competitive markets. The Company expects net losses to continue until such time as the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and related investments associated with the acquisition, construction and development of its Domestic Wireless Telephone Systems and Puerto Rico telecommunications network plant generate sufficient earnings to offset the costs of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

        The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build-out its recently acquired Puerto Rico telecommunications network, and to pay debt service and preferred stock dividends. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that it will continue to have access to such sources of funds.

YEAR ENDED MAY 31, 1997 AND MAY 31, 1996

        Revenue for the year ended May 31, 1997 was $151,023, an increase of $38,826 or 35% over revenue of $112,197 for the year ended May 31, 1996, reflecting growth in subscriptions to and increased usage of wireless telephone service. The acquisition of one domestic wireless telephone system accounted for approximately $4,572 or 12% of the increase in revenue. The Puerto Rico Wireless Telephone System business contributed $5,903 or 15% of the increase in revenue.

        Revenue from the sale of equipment to subscribers for the year ended May 31, 1997 increased by $209 to $2,858 or 8% as compared to the year ended May 31, 1996. The increase in such revenue was due to a larger number of telephone units sold during the current year offset, in part, by a reduction in the retail prices of wireless telephones.

        Continued growth in revenue is dependent upon increased levels of wireless subscriptions, maintenance of the current subscriber base, and the average revenue per subscriber. Wireless subscribers at May 31, 1997 were approximately 203,900, an increase of 51% from the 135,000 subscribers at May 31, 1996. Increases from new activations of 104,800 and 7,500 subscribers from acquisitions were offset by subscriber cancellations of 43,400. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 16,900 subscribers at May 31, 1997 and, as a result, accounted for approximately 25% of the net increase in subscriptions.

        Consolidated revenue per subscriber per month, based upon an average number of subscribers, was $72 for the year ended May 31, 1997, as compared to $74 for the year ended May 31, 1996. The average monthly revenue per subscriber for the year ended May 31, 1997 was approximately $71 in the Domestic Wireless Telephone Systems, as compared to approximately $121 in the Company's Puerto Rico Wireless Telephone System. The Company's business is increasingly competitive and, as a result, there is no assurance that average revenue per subscriber will be maintained at historic levels. In addition, the expansion of local service calling areas, and therefore the reduction of roaming revenue, is expected to reduce average revenue per subscriber.

        Cost of services during the year ended May 31, 1997 was $22,216, an increase of $6,925 or 45% from the year ended May 31, 1996. The increase was due to the variable costs associated with a larger revenue and subscription base, and increased wireless coverage areas resulting from (i) the continued expansion of the Company's network and acquisitions completed during the fiscal years ended May 31, 1997 and 1996 and (ii) the commencement of wireless telephone service in Puerto Rico. Included in cost of services during the year ended May 31, 1997 were $1,927 of costs associated with the start-up of the Company's Puerto Rico Wireless Telephone System.

        Cost of equipment sold during the year ended May 31, 1997 was $16,012, an increase of $5,174 or 48% as compared to the year ended May 31, 1996. The primary reason for the increase was an increase in the number of telephone units sold, offset by a decrease in the average unit cost of telephones sold.

        Selling, general and administrative expenses rose to $55,132 for the year ended May 31, 1997, an increase of $20,944 or 61% above the expenses of $34,188 for the year ended May 31, 1996. The Company increased its managerial, customer service and sales staff to accommodate a larger subscription and revenue base, anticipated growth of its domestic wireless telephone systems as well as the commencement of wireless telephone services in Puerto Rico. Included in selling, general and administrative expenses during the year ended May 31, 1997 were $5,086 of costs associated with the start-up of the Company's Puerto Rico Wireless Telephone System.

        The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its existing wireless telephone business continues. In addition, the Company expects that the development of its recently acquired markets as well as its participation in the Puerto Rico telecommunications network will contribute to a continued increase in the level of expenses.

        Depreciation and amortization for the year ended May 31, 1997 was $83,720, an increase of $12,731 or 18% over the year ended May 31, 1996. The increase results from acquisitions and capital expenditures made during fiscal 1997 and 1996 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System was $6,328 or 50% of the increase.

        The operating loss for the year ended May 31, 1997 was $26,057, an increase of $6,948 or 36% from the loss of $19,109 for the year ended May 31, 1996.

        During the year ended May 31, 1997, the Company sold certain equipment resulting in a gain of $3,819. During the year ended May 31, 1996, the Company sold its 72.2% interest in the wireless telephone system serving the Charlottesville, VA MSA for a cash purchase price of approximately $9,914. The Company recognized a gain of $4,176 as a result of the sale (see "Acquisitions, Exchanges, and Dispositions"). In addition, the Company recognized a gain of $4,092 upon the sale of marketable securities acquired and sold during fiscal 1996.

        Interest expense was $33,379 for the year ended May 31, 1997, an increase of $5,493 or 20% from the year ended May 31, 1996. The increase in interest expense is the result of interest charged on additional borrowings for the Benton Harbor, MI acquisition, working capital needs and the construction and operation of the Puerto Rico telecommunications network as well as a decrease in capitalized interest charges related to the pre-operational stage of the Company's Puerto Rico PCS business. Capitalized interest for the year ended May 31, 1997 was $2,752, a decrease from the capitalized interest of $5,200 for the year ended May 31, 1996. Gross interest costs for the year ended May 31, 1997 and May 31, 1996 were $36,131 and $33,086, respectively. The average debt outstanding during the year ended May 31, 1997 was $374,893, an increase of $24,893 as compared to the average debt level of $350,000 during the year ended May 31, 1996. The Company's weighted average interest rate decreased to 9.3% for the year ended May 31, 1997 from 9.5% for the year ended May 31, 1996.

        After income attributable to minority interests in subsidiaries for the year ended May 31, 1997, a pretax loss of $40,590 was incurred, as compared to a pretax loss of $28,227 for the year ended May 31, 1996. The income tax benefit of $7,295 for the year ended May 31, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

        The net loss of $33,295 for the year ended May 31, 1997 represents an increase of $16,664 or 100% from the net loss of $16,631 for the year ended May 31, 1996. The Puerto Rico PCS business accounted for 52% of the consolidated net loss for the year ended May 31, 1997 as compared to 6% for 1996.

YEAR ENDED MAY 31, 1996 AND MAY 31, 1995

        Revenue for the year ended May 31, 1996 was $112,197, an increase of $26,778 or 31% over revenue of $85,419 for the year ended May 31, 1995. The increase in revenue was primarily the result of growth in subscriptions to and the resulting increased usage of domestic wireless telephone service. Acquisitions accounted for increased revenue of $21,279 for fiscal 1996, which increase more than offset a decline in revenue from domestic wireless systems which were sold or exchanged of $12,756.

        Revenue from the sale of wireless telephones to subscribers for the year ended May 31, 1996 decreased by $1,486 to $2,649 or 36% as compared to the $4,135 recorded in the fiscal year ended May 31, 1995. The decrease in such revenue was due to a reduction in the retail prices of wireless telephones offset, in part, by a larger number of telephone units sold during the current fiscal year.

        Continued growth in revenue is dependent upon increased levels of wireless subscriptions as well as maintenance of the current subscriber base. Domestic wireless subscribers at May 31, 1996 were approximately 135,000. During the twelve month period ended May 31, 1996, the Company's domestic wireless subscriber base was affected by (i) acquisitions of wireless telephone markets,
(ii) the exchange and disposition of wireless telephone markets and (iii) internal growth of subscribers in systems which the Company owned and operated at May 31, 1995.

        On a proforma basis, after giving effect to dispositions and exchanges of wireless telephone systems at May 31, 1995, the Company's wireless subscribers were 85,900 as compared to 135,000 at May 31, 1996, an increase of 49,100 subscribers or 57%. The increase in subscribers, after giving effect to the exchanged and disposed markets, was the result of 64,600 new activations and 17,400 subscribers from acquisitions made during the fiscal year ended May 31, 1996. The increases were partially offset by subscriber cancellations of 32,900. Subscriber activity during the twelve months ended May 31, 1996 is summarized in the table below:

                                                                 Proforma effect of
                                                      Actual     Exchanged/disposed Markets
                                                      ------     --------------------------
Beginning subscribers, May 31, 1995                   112,500         85,900
Activation's                                           65,600         64,600
Cancellations                                         (33,700)       (32,900)
Acquired                                               17,400         17,400
Disposed/Exchanged                                    (26,800)            -
                                                      -------        -------
Ending Subscribers, May 31, 1996                      135,000        135,000
                                                      =======        =======

        Revenue per subscriber per month, based upon an average number of subscribers for the year ended May 31, 1996, was $74 as compared to $68 for the year ended May 31, 1995. The increase in monthly revenue per subscriber was primarily due to the recent acquisitions of wireless markets which currently have, on average, higher levels of roaming revenue per subscriber. Further, the adjacency of these markets to existing wireless systems permit the Company to expand its local calling areas, thereby capturing additional revenue from its resident subscriber base. Secondarily, markets which were exchanged and disposed of during the year ended May 31, 1996 had, on average, lower monthly revenue per subscriber than the Company's currently owned and managed markets.

        The average monthly revenue per subscriber in recently acquired markets during the year ended May 31, 1996 was approximately $80 as compared to approximately $73 in average monthly revenue per subscriber in the Company's other owned and managed markets. Average monthly revenue per subscriber in markets which were exchanged or disposed of was approximately $54 at June 30, 1995.

        Cost of services during the year ended May 31, 1996 was $15,291, an increase of $2,483 or 19% from the year ended May 31, 1995. The reason for the increase was the variable costs associated with a larger revenue and subscription base, as well as increased wireless coverage areas resulting from the continued expansion of the Company's network. Included in cost of services during the fiscal year ended May 31, 1996 were $195 of pre-operating costs associated with the start-up of the Company's Puerto Rico Wireless Telephone System.

        Cost of equipment sold during the year ended May 31, 1996 was $10,838, an increase of $1,494 or 16 % as compared to the year ended May 31, 1995. The primary reason for the increase was an increase in the number of telephone units sold offset by a decrease in the average unit cost of telephones sold.

        Selling, general and administrative expenses rose to $34,188, an increase of $8,133 or 31% above the $26,055 for the year ended May 31, 1995. The increase was the result of an increase in the Company's managerial, customer service and sales staff to accommodate the larger subscription and revenue base, and anticipated growth of its wireless telephone business. Included in selling, general and administrative expenses during the fiscal year ended May 31, 1996 were $218 of pre-operating costs associated with the start-up of the Company's Puerto Rico Wireless Telephone System.

        The Company's Puerto Rico Wireless Telephone System was in the construction stage and not yet operational during fiscal 1996. During the year ended May 31, 1996, the Company capitalized approximately $5,200 of interest costs associated with the acquisition of the PCS license.

        Depreciation and amortization for the year ended May 31, 1996 was $70,989, an increase of $5,347 or 8% over the year ended May 31, 1995. The increase results from acquisitions completed during fiscal 1996 and 1995, as well as capital expenditures made during fiscal 1996 and 1995 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems.

        As a result of the factors discussed above, the operating loss for the year ended May 31, 1996 was $19,109, a decrease of $9,321 or 33% from the loss of $28,430 for the year ended May 31, 1995.

        Interest expense was $27,886 for the year ended May 31, 1996, an increase of $4,529 or 19% from the year ended May 31, 1995. The increase was the result of interest charged on additional borrowings for capital expenditures, working capital, investment in the Puerto Rico telecommunications network (including the license of $54,672) and debt service, offset by the capitalization of $5,200 of interest costs related to the Company's PCS license. On May 11, 1995, the Company issued $100,000 of ten year senior notes at an interest rate of 10 1/8% (see Liquidity and Capital Resources). As a result, the average debt outstanding during the year ended May 31, 1996 was $350,000, an increase of $94,247 as compared to an average debt level of $255,753 during the year ended May 31, 1995. The Company's weighted average interest rate increased to 9.5% for the year ended May 31, 1996 from 9.2% for the year ended May 31, 1995.

        During the year ended May 31, 1996, the Company sold its 72.2% interest in the wireless telephone system serving the Charlottesville, VA. MSA for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of $4,176 as a result of the sale (see Acquisitions, Exchanges and Dispositions). In addition, the Company recognized a gain of $4,092 upon the sale of marketable securities acquired and sold during the 1996 fiscal year.

        After income attributable to minority interests in subsidiaries for the year ended May 31, 1996, a pretax loss of $28,227 was incurred as compared to a pretax loss of $47,186 in the year ended May 31, 1995. The income tax benefit of $11,596 for the year ended May 31, 1996 represents an adjustment to the deferred tax liability of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature and are attributable to the Company's acquisitions and results of operations.

        The net loss of $16,631 for the year ended May 31, 1996 represents a decline of $16,099 or 49% from the net loss for the year ended May 31, 1995. The Company expects net losses to continue until such time as the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and related investments associated with the acquisition, construction and development of its Domestic Wireless Telephone Systems and Puerto Rico telecommunications network plant generate sufficient earnings to offset the costs described above.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended May 31, 1997, earnings were less than fixed charges by $43,189. Fixed charges consist of interest expense, including amortization of debt issue costs and capitalized interest, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges includes non-cash charges of $83,720 relating to depreciation and amortization.

        As of May 31, 1997, the Company had $177,292 of property, plant and equipment (net) placed in service. During the year ended May 31, 1997, the Company made capital expenditures of $88,990, primarily to continue the expansion of the coverage areas of existing properties, the upgrade of its cell site and call switching equipment and its Puerto Rico telecommunications network. During the year ended May 31, 1997, the buildout of the Company's Puerto Rico telecommunications network required capital expenditures of $50,069 or 56% of the Company's total capital expenditures. The Company's future commitments for such property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its wireless systems. During the twelve months ended May 31, 1998 the Company anticipates domestic wireless capital expenditure requirements of approximately $30,000. The Company currently estimates that the remaining cost to build out the infrastructure of its PCS network will be approximately $26,300 to be expended through fiscal 1999. In order to meet the continued level of capital investment, the Company is exploring various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

        In this regard, the Company entered into a $50,000 credit facility with Citibank, N.A. on September 12, 1996, which was amended April 22, 1997 (as so amended, the "Amended Credit Facility"). The commitment of the lenders under such Amended Credit Facility may be increased to $90,000 at the election of the lenders. As of July 30, 1997 the commitment was increased to $75,000. The Amended Credit Facility terminates on January 31, 2001. Approximately $35,000 of the Amended Credit Facility was used to fund the Benton Harbor, Michigan wireless telephone system acquisition (see "Acquisitions, Exchanges and Dispositions"), and has since been repaid.
The Amended Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Amended Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2%, or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The Amended Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Amended Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests. The Amended Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of May 31, 1997, $5,000 was outstanding under the Amended Credit Facility. The Company was in compliance with the covenants of the Amended Credit Facility at May 31, 1997.

        Additionally, on April 25, 1997, Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving credit facility with Citibank, N.A. which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and was used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate", as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows, as defined, the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The Puerto Rico Credit Facility restricts the use of borrowing, limit the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Breach of such covenants would constitute a default under the facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. At May 31, 1997, $74,000 was outstanding under the Puerto Rico Credit Facility.

        The Company has outstanding two classes of preferred stock which are held by Citizens Utilities Co.. ("Citizens") and Century Communications Corp. ("Century"). The preferred stock issues carried no cash dividend requirements through August 31, 1996 but accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were entitled to receive cash dividends at the rate of 8.5% per annum. Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in fiscal 1997, to be made with respect to the preferred stock, if and when declared by the Company's Board of Directors, will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. On December 19, 1996 and May 8, 1997, the Company paid quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company will determine, from time to time, the timing, amount, or distribution (if any) of additional preferred stock dividends.

        In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business is expected to be capital intensive, requiring additional network buildout costs of approximately $26,300 through fiscal 1999. Further, due to the start-up nature of the Puerto Rico telecommunications network, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications network is expected to be highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders.

        There is no assurance that the Puerto Rico telecommunications network will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's Domestic Wireless Telephone Systems and Puerto Rico telecommunications network will not be sufficient in the next several years to cover interest, the preferred stock dividend requirements that commenced in fiscal 1997 and required capital expenditures.

        The Company anticipates that shortfalls may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

        The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 7, 1994. As of August 8, 1997, 4,239,231 shares remain available for future acquisitions.

        The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 8, 1997, $400,000 of debt securities remained available for issuance.

        Although the net cash provided by operating activities for the year ended May 31, 1997 was not sufficient to fund the Company's expenditures for property, plant and equipment of $88,990, funds required were available from cash on hand. The principal source of such cash was financing activities completed in prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

        The Company's primary acquisition strategy is to acquire controlling ownership interests in wireless systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of Centennial's Class A Common Stock, par value $.01 per share, cash, assumption of liabilities, or a combination thereof.

        On September 12, 1996, the Company acquired for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. "Net Pops" means a market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a cellular telephone system (or to provide personal communications services) in that market and "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

        On October 31, 1995, the Company acquired (i) a 94.3% interest in the wireless telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for the Company's wireless telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net
Pops), the license rights and assets located in and covering the Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA, a market in which the Company now has a 91.4% interest and an additional 12.7% equity investment interest in the Lake Charles, Louisiana MSA, a market in which the Company now has a 25.1% interest, for a cash payment of approximately $2,951.

        On June 30, 1995, the Company acquired the wireless telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana, (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company's wireless telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the wireless telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

        The Company was the successful bidder for one of two Metropolitan Trading Area ("MTA") licenses (granted June 23, 1995) to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,623,000 Net Pops. The amount of the final bid submitted and paid by the Company was $54,672.

        The Company has determined to pursue a strategy to sell or otherwise dispose of substantially all of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops and has retained an investment banker to assist it in such disposition. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

COMMITMENTS AND CONTINGENCIES

        On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. Subsequent to May 31, 1997, the Company purchased 244,000 shares of its own Class A Common Stock in the open market for a purchase price of $3,902. These shares have been accounted for as Treasury Shares in fiscal 1998.

        The Company also plans to exercise its right to acquire the minority interests held by Century in the Cass and Jackson, Michigan systems for the prices paid by Century for such minority interests in the acquisition of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

        The Company is controlled by Century through its ownership of the Company's Class B Common Stock representing approximately 74% of the voting power and approximately 32% of the equity of the Company as of August 8, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century through its personnel provides such design, construction, management, operational, technical and maintenance services to the Company as may be necessary, or as Century determines may be appropriate, for the wireless telephone, paging and related systems owned and operated by the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 plus direct out of pocket expenses. The Services Agreement has a term of five years but Centennial may, in its discretion, terminate the agreement at the end of each year during the five year term. The Company has recorded expenses of $750 under the Services Agreement for the year ended May 31, 1997. Such amount is recorded within Accrued Expenses on the Company's consolidated balance sheet at May 31, 1997.

        The Company leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. "Century-ML", a cable television operator which is 50% owned by Century. Further, the Company leases and shares capacity on the fiber optic cable television facility and network of Century- ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro-rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company. During fiscal 1997, the Company recorded a deferred asset and a related payable to an affiliate in its consolidated balance sheet in the amount of $6,000 to reflect certain costs incurred by the Company to reimburse Century-ML for the Company's share of the costs of constructing the fiber optic network. These costs were incurred by the Company in order to secure the use of the fiber optic network as required by the Facilities Agreement. (See
Note 1 to the consolidated financial statements)

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
          (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

        This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses and expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate", "project" and similar expressions may identify forward-looking statements.

        Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

NET LOSSES; STOCKHOLDERS' EQUITY

        The Company has reported net losses of $(33,295), $(16,631) and $(32,730) for the fiscal years ended May 31, 1997, 1996 and 1995 respectively. Operating loss was $(26,057), $(19,109) and $(28,430) for the respective periods. Interest expense was $33,379, $27,886 and $23,357 for the respective periods. The Company expects net losses to continue until such time as the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and related investments associated with the acquisition, construction and development of its Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System generate sufficient earnings to offset the cost of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

        Reflecting net losses in prior periods, the common stockholders' equity as stated on the Company's consolidated balance sheet at May 31, 1997 was $112,882. The Company's assets, including its cellular telephone and PCS licenses, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

LEVERAGE; CAPITAL REQUIREMENTS

        The wireless telephone business is capital intensive. The Company requires substantial capital to operate, construct, expand and acquire cellular telephone systems; to build out and operate its Puerto Rico Wireless Telephone System; and to service its debt. Historically, the Company has been dependent upon borrowings, operating cash flow and the issuance of its equity securities to provide funds for such purposes. The Company will be dependent on external financing measures to meet its operating, debt service, dividend and capital expenditure requirements. Some of the measures which the Company may from time to time consider include but are not limited to: bank financing, joint ventures, partnerships and public and private placement of its debt or equity securities.

        In recent years, the Company has incurred substantial indebtedness in connection with the acquisition, construction and start-up expenses of wireless telephone systems. At May 31, 1997, the Company had an aggregate of $429,000 outstanding principal amount of debt securities. The Indentures (as defined below) for the Company's outstanding issues of publicly-held debt, as well as certain credit facilities, impose certain restrictions including the incurrence of additional indebtedness. See "Restrictive Covenants; Consequences of Default" below.

        For the year ended May 31, 1997, earnings were less than fixed charges by $43,189. Such amounts reflect non-cash charges of $83,720, relating to depreciation and amortization.

HIGHLY COMPETITIVE INDUSTRY

        The Company's ability to maintain or increase its offering of wireless telephone and other communications services can be subject to the changes in consumer demand, price competition, and the cost and supply of hardware, software and other technology required to provide such services. Future profitability also may be affected by the Company's ability to compete with other communications service enterprises. Competition for customers in each of the Company's markets is principally on the basis of the technical quality of service, price, size of area covered, services and enhancements offered, and responsiveness of customer service. Many of the Company's competing entities have financial resources which are substantially greater than those of the Company and its partners in such markets.

        In addition to competition from cellular and broadband PCS licensees, there is also competition from a variety of other technologies. See Item 1. "Business/Competition/Competing Technologies." Continuing technological advances in the communications field make it impossible to predict the extent of additional future competition for wireless systems, but it is certain that in the future there will be more potential substitutes for wireless service. There can be no assurance that the Company will not face significant future competition or that the Company's current wireless technology will not eventually become obsolete.

HIGHLY REGULATED INDUSTRY

        The licensing, ownership, construction, operation and sale of controlling interests in wireless telephone systems are regulated by the FCC. Certain aspects of wireless telephone system ownership, sale, construction, and operation (including, but not limited to, rates and the resale of wireless service) may be subject to public utility or other state and municipal regulation in the areas in which the Company provides service. Changes in the regulation of wireless telephone system operators or their activities (such as increased price regulation by state authorities or a decision by the FCC to permit more than two licensees in each service area) could adversely affect the business and operating results of the Company.

        In addition, FCC licenses are required to provide wireless telephone service and are subject to renewal and compliance requirements. Non-compliance may result in fines, termination of the license or a denial by the FCC of an application to renew the license. There may be competition for FCC licenses upon the expiration of their initial ten-year terms, and there can be no assurance that any FCC license will be renewed. The transfer of a license or any controlling interest in a license is subject to prior approval by the FCC.

NEW INDUSTRY; DEVELOPING AND CHANGING TECHNOLOGIES; SUBSCRIBER CANCELLATIONS

        Although over 600 wireless telephone systems are operational in the United States and other countries, the industry has only a limited operating history. As a result, there is uncertainty concerning the future of the industry and the potential demand for wireless telephone service by the public. In addition, the success of the Company's operations may be adversely affected by matters beyond its control, such as changes in technology, decisions by the federal government as to spectrum allocation and competition, and the future cost of wireless telephones. The Company and the industry have also been affected by high rates of subscriber cancellations that require continuing replacement of the customer base in order to maintain subscription levels and revenues.

RESTRICTIVE COVENANTS; CONSEQUENCES OF DEFAULT

        The Company's financing arrangements place certain limitations on the Company. The Amended Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Amended Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests. The Amended Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows, as defined, the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The facility restricts the use of borrowing, limit the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Failure to satisfy such covenants would constitute a default under the facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor.

        On November 15, 1993, the Company repaid in full $182,700 of long-term debt outstanding under the Company's credit facility with a consortium of banks (the "Consortium Credit Facility") using the proceeds of the sale of $250,000 aggregate principal amount of 8 7/8% Senior Notes due 2001 (the "8 7/8% Notes") and the commitment under the Consortium Credit Facility was extinguished. The Company is required to make semi-annual payments of interest on the 8 7/8% Notes at the rate of 8 7/8% per annum. On May 11, 1995, the Company issued $100,000 aggregate principal amount of 10 1/8% Senior Notes due 2005 (the "10 1/8% Notes"). The Company is required to make semi-annual payments of interest on the 10 1/8% Notes at the rate of 10 1/8% per annum. The terms of the indentures with respect to the 8 7/8% Notes and the 10 1/8% Notes (the "Indentures") require the Company to meet and maintain certain financial and operating covenants and achieve performance requirements. The indentures also restrict the Company from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock; limits the ability of the Company to incur additional indebtedness and limits any distributions of assets to its stockholders.

        The Company was in compliance with all of the above covenants as of May 31, 1997. The Company presently expects to remain in compliance with such covenants, but there can be no assurance to such effect.

CONTROL BY CERTAIN STOCKHOLDERS; ANTI-TAKEOVER PROVISIONS

        Century has a controlling interest in the Company. See Item 1 "Business/General." The Company, Century and Citizens have entered into a Stock Transfer Agreement (the "Stock Transfer Agreement") which restricts the voting and sale by either Century or Citizens of any of their shares of Convertible Preferred Stock, Second Series Convertible Preferred Stock and Class B Common Stock, as well as the shares of Class A Common Stock into which such Class B Common Stock, Convertible Preferred Stock or Second Series Convertible Preferred Stock may be converted. In addition, the Stock Transfer Agreement gives the Company a right of first refusal to purchase such shares under certain circumstances. There can be no assurance that the Company would be able to fund any such purchases if the opportunity arose.

        As a result of its share ownership and in accordance with the terms of the Stock Transfer Agreement, Century is able to nominate at least a majority and elect all of the directors of the Company. All directors of the Company are affiliated with either Century or Citizens. No plans currently exist to nominate or elect any additional directors who are not affiliated with either Century or Citizens.

        The control of the Company by Century, the provisions of the Company's Restated Certificate of Incorporation regarding the voting rights of holders of the Company's Common Stock and preferred stock and the restrictions imposed by the Stock Transfer Agreement as to voting and sales (as discussed above) may, individually and collectively, render more difficult non-negotiated tender offers or other efforts to obtain control of the Company and therefore deprive stockholders of opportunities to sell shares at prices higher than those prevailing in the market.

ACQUISITIONS AND INVESTMENTS

        Opportunities for growth through acquisitions and investments in the Company's wireless telephone and other communications businesses, and future operating results and the success of acquisitions and investments within and outside the United States may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions.

OPERATING HAZARDS AND UNINSURED RISKS

        While the Company maintains insurance against certain of the risks associated with its wireless telephone and other communications businesses, the occurrence of a significant event for which the Company is not fully insured could have a material adverse affect on the Company.

REFINANCING AND INTEREST RATE EXPOSURE RISKS

        The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in tax rates due to new tax laws, market perceptions of the cellular telephone or other communications businesses of the Company, or security ratings.

POTENTIAL FOR CHANGES IN ACCOUNTING STANDARDS

        Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the FCC or the SEC may affect the Company's results of operations or financial position.

INVESTMENT INTERESTS; CAPITAL CALLS

        With respect to any system in which the Company now or in the future holds an Investment Interest, the Company has limited ability to direct the operation of such system and if it does not meet a capital call, the Company's ownership interest in such system may be diluted. Capital calls with respect to the Investment Interests for the fiscal years ended May 31, 1997, 1996 and 1995 were approximately, $2,878, $1,463, and $3,783, respectively. The Company has, to date, paid all capital calls that it has received. Although the Company anticipates that such capital calls will decrease over time, there can be no assurance that such capital calls will, in fact, decrease. Capital calls may also be issued in connection with acquisitions by the respective limited partnerships. The Company intends to fund its pending and future capital calls from internally generated funds, bank borrowings or the issuance of additional debt or equity securities. There can be no assurance that the Company will be able to pay such capital calls when due.

                                    * * * * *

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "(a)1. Index of Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the fiscal year ended May 31, 1997, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of Centennial" in Part I of this Annual Report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

        The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information with respect to the security ownership of (1) beneficial owners of more than 5% of the Class A Common Stock and Class B Common Stock, (2) the directors or nominees for director of the Company, (3) each of the top five executive officers and (4) all directors and officers of the Company as a group required to be included pursuant to this Item 12 will be included under the captions "Principal Shareholders of the Company", "Election of Directors" and "Executive Compensation and Other Information--Beneficial Ownership by Management" in the Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company leases space for the MTSO serving the southwestern cluster and space on an antenna tower in the southwestern cluster from Century for an aggregate current annual rent of approximately $1,000 pursuant to an oral month to month lease agreement. Further, the Company leases certain warehouse space in Puerto Rico to Century-ML for a current annual rent of approximately $23,000 pursuant to a written lease agreement. The Company leases and shares capacity on the fiber optic cable television facility and network of Century-ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company. During fiscal 1997, the Company recorded a deferred asset and a related payable to an affiliate in its consolidated balance sheet in the amount of $6 million to reflect certain costs incurred by the Company to reimburse Century-ML for the Company's share of the costs of constructing the fiber optic network. These costs were incurred by the Company in order to secure the use of the fiber optic network as required by the Facilities Agreement. (See Note 1 to the consolidated financial statements.)

        The Company is controlled by Century through its ownership of the Company's Class B common Stock representing approximately 74% of the voting power and approximately 32% of the equity of the Company as of August 8, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century through its personnel provides design, construction, management, operational, technical and maintenance for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the limited partnerships in which the Company has the Investment Interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1 million and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the Wireless Telephone Systems or to the performance by Century of its other duties under the Services Agreement.

        Additional information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Class A Common Stock and Class B Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals required to be included pursuant to this Item 13 will be included under the caption "Executive Compensation and Other Information--Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this Annual Report on Form 10-K:

               1.     INDEX OF FINANCIAL STATEMENTS

               The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                                  Page
                                                                  ----
        Independent Auditors' Report ............................. F-1
        Consolidated Balance Sheets............................... F-2
        Consolidated Statements of Operations..................... F-4
        Consolidated Statements of Common Stockholders'
          Equity.................................................. F-5
        Consolidated Statements of Cash Flows..................... F-6
        Notes to Consolidated Financial Statements................ F-8

        2. FINANCIAL STATEMENT SCHEDULES

        Schedule I.  Condensed Financial Information of Registrant

        3. EXHIBITS

        See Item 14(c) below.

        (b)  REPORTS ON FORM 8-K

        The Company did not file a Report on Form 8-K during the fiscal quarter ended May 31, 1997.

        (c)EXHIBITS

        The following documents are filed as part of this Annual Report on Form 10-K:

3.1     Restated Certificate of Incorporation of the Registrant (filed as
        Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 and incorporated herein by reference).

3.2 By-laws of the Registrant as revised through February 11, 1992, (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference).

4.1 Registration Rights Agreement, dated August 30, 1991, among the Registrant, Century Holding and Citizens Utilities Company (filed as
        Exhibit 4.2 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

4.2 Stock Transfer Agreement, dated August 30, 1991, among the Registrant, Century Holding and Citizens Utilities Company (filed as Exhibit 4.3 to Amendment No. 1 to the 1991 Form S-1 and incorporated herein by reference, said Amendment No. 1 having been filed with the Commission on October 7, 1991).

4.3 Senior Indenture, dated as of November 15, 1993, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 15, 1993, and incorporated herein by reference, said Current Report on Form 8-K having been filed with the Commission on November 15, 1993).

4.4 First Supplemental Indenture, dated as of November 15, 1993, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as
        Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 15, 1993, and incorporated herein by reference, said Current Report on Form 8-K having been filed with the Commission on November 15,
        1993).

4.5 Second Supplemental Indenture, dated as of May 11, 1995, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as
        Exhibit 4.3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference).

4.6 $130,000,000 Credit Agreement, dated as of April 25, 1997, among Centennial Puerto Rico Wireless Corporation, as Borrower, Citibank, N.A., as Administrative Agent and CIBC Inc., Credit Lyonnais, New York Branch and Societe Generale, New York Branch, as Co-Agents.

4.7 Amendement No. 1, dated as of April 22, 1997, between the Registrant and Citibank, N.A., individually and as Administrative Agent.

10.1 Conflicts/Non-Compete Agreement among the Registrant, Century Holding, Century and Citizens Utilities Company, dated as of August 30, 1991, (filed as Exhibit 10.1 to

        Amendment No. 1 to the 1991 Form S-1 and incorporated herein by reference, said Amendment No. 1 having been filed with the Commission on October 7, 1991).

10.2 Extension and Renewal Agreement, dated March 21, 1997, effective as of August 30, 1996, between Century Cellular Holding Corp. and the Registrant (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the quarterly period ended February 28, 1997 and incorporated herein by reference).

10.3 Conditional Buy-Sell Agreement for Cellular Markets 151-305 and Joint Agreement, as amended, (filed as Exhibit 10.7 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

*10.4 1991 Stock Option Plan, as amended, (filed as Exhibit 10.10 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

*10.5 Incentive Award Plan, as amended, (filed on Exhibit 10.11 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

*10.6 1991 Employee Stock Purchase Plan, as amended, (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.7 1993 Management Equity Incentive Plan, (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.8   1993 Non-Employee/Officer Directors' Stock Option Plan, (filed as
        Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.9 1991 Stock Equivalent Plan (filed as Exhibit 10.13 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

10.10 Agreement establishing Sacramento Valley Limited Partnership, as amended, among PacTel Mobile Access, Roseville Telephone Co., Citizens Utilities Company of California and Contel Mobilcom, Inc., (filed as
        Exhibit 10.14 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

10.11 Agreement establishing GTE Mobilnet of San Francisco Limited Partnership, as amended, (filed as Exhibit 10.15 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

*10.12 Employment Agreement dated as of January 1, 1994 between the Registrant and Rudy J. Graf, (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.13 Employment Agreement dated as of January 1, 1994 between the Registrant and Phillip Mayberry, (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.14 Employment Agreement dated as of January 1, 1994 between the Registrant and Thomas Cogar, (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

*10.15 Employment Agreement, dated as of September 1, 1995, between the Registrant and Robert Braden (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

'D'10.16 Facilities Agreement dated as of January 2, 1995 between Century ML Cable Venture and Century-ML Cable Corporation.

'D'10.17 $50,000,000 Credit Agreement, dated as of September 12 ,1996, between the Registrant and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference).

'D'11     Computation of loss per common share.

'D'12     Computation of ratios.

'D'21     Subsidiaries of the Registrant.

'D'23.1   Consent of Deloitte & Touche LLP.

'D'27     Financial Data Schedule.

----------------------------

*    Constitutes a management contract or compensatory plan or arrangement.

'D'  Filed herewith.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Centennial Cellular Corp.
New Canaan, Connecticut


        We have audited the accompanying consolidated balance sheets of Centennial Cellular Corp. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Cellular Corp. and Subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Stamford, Connecticut
July 25, 1997

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                  May 31,
                                                          -----------------------
                                                               1997         1996
                                                            ----------  --------
ASSETS

CURRENT ASSETS:
    Cash and cash  equivalents                               $ 43,415   $ 67,297
    Accounts receivable, less allowance for  doubtful
      accounts of $2,130  and $1,471, respectively             29,991     20,210
    Prepaid expenses and other current assets                   4,836      2,158
                                                             --------   --------

           TOTAL CURRENT ASSETS                                78,242     89,665

PROPERTY, PLANT AND EQUIPMENT - net                           177,292     91,417

EQUITY INVESTMENT IN WIRELESS  SYSTEMS - net                   94,153    100,204

DEBT ISSUANCE COSTS, less accumulated amortization
  of $3,606  and $2,081, respectively                           9,863      7,738

CELLULAR TELEPHONE LICENSES, less accumulated
  amortization of $213,739  and  $164,786, respectively       285,202    300,206


PERSONAL COMMUNICATIONS SERVICE LICENSE, less
  accumulated amortization of $755 and 0, respectively         62,004     60,007

GOODWILL, less accumulated amortization of $23,185
  and $19,343, respectively                                   130,065    133,907


OTHER ASSETS - net                                              8,029      2,668
                                                             --------   --------

           TOTAL                                             $844,850   $785,812
                                                             ========   ========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)


                                                                                                             May 31,
                                                                                                   ---------------------------
                                                                                                       1997         1996
                                                                                                   ----------    ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
                Accounts payable                                                                     $   1,754   $     --
                Accrued expenses and other current liabilities                                          61,056       26,132
                Payable to affiliate                                                                       442          956
                                                                                                     ---------    ---------
                     TOTAL CURRENT LIABILITIES                                                          63,252       27,088

        LONG-TERM DEBT                                                                                 429,000      350,000
        DEFERRED LIABILITY                                                                               2,200        2,200
        DEFERRED INCOME TAXES                                                                           43,977       56,588

        COMMITMENTS AND CONTINGENCIES (Note 10)

        PREFERRED STOCK:
              Convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value), par value of $.01 per share, 102,187 shares authorized,  issued and outstanding shares (redemption value of
                $1,823.00 per share)                                                                   186,287      182,813

              Second series convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value), par value $.01 per share, 3,978 shares authorized, issued and outstanding shares (redemption value of
                $1,823.00 per share)                                                                     7,252        7,117

              Senior preferred stock, par value $.01 per share, dividend rate 14%,
                250,000 shares authorized, none issued                                                    --           --


              Additional preferred stock, par value $.01 per share,
                10,000,000 shares authorized, 3,978 shares issued as second series
                convertible redeemable preferred stock                                                    --           --

        COMMON STOCKHOLDERS' EQUITY:
                Common stock par value $.01 per share:
                     Class A, 1 vote per share, 100,000,000 shares authorized, issued
                        and outstanding 16,492,884  and  16,461,858 shares, respectively                   165          165
                     Class B, 15 votes per share, 50,000,000 shares authorized,
                        issued and outstanding 10,544,113 shares                                           105          105
                Additional paid-in capital                                                             369,704      383,533
                Accumulated deficit                                                                   (252,291)    (218,996)
                                                                                                     ---------    ---------
                                                                                                       117,683      164,807
                Less:  Cost of 88,809 Class A common shares in treasury                                 (1,801)      (1,801)
                       Shareholder note receivable                                                      (3,000)      (3,000)
                                                                                                     ---------    ---------
                     TOTAL COMMON STOCKHOLDERS' EQUITY                                                 112,882      160,006
                                                                                                     ---------    ---------
                                  TOTAL                                                              $ 844,850    $ 785,812
                                                                                                     =========    =========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)




                                                                                         Year Ended May 31,
                                                                         ---------------------------------------------------
                                                                              1997               1996               1995
                                                                         ------------       ------------       ------------

        REVENUES:
          Service revenue                                                $    146,354       $    105,461       $     78,516
          Equipment sales                                                       2,858              2,649              4,135
          Interest income                                                       1,811              4,087              2,768
                                                                         ------------       ------------       ------------
                                                                              151,023            112,197             85,419
                                                                         ------------       ------------       ------------
        COSTS AND EXPENSES:
          Cost of services                                                     22,216             15,291             12,808
          Cost of equipment sold                                               16,012             10,838              9,344
          Selling, general and administrative                                  55,132             34,188             26,055
          Depreciation and amortization                                        83,720             70,989             65,642
                                                                         ------------       ------------       ------------
                                                                              177,080            131,306            113,849
                                                                         ------------       ------------       ------------

        OPERATING LOSS                                                        (26,057)           (19,109)           (28,430)

        INTEREST EXPENSE                                                       33,379             27,886             23,357
        GAIN ON SALE OF ASSETS                                                  3,819              8,310               --
        INCOME FROM EQUITY INVESTMENTS                                         15,180             10,473              4,670
                                                                         ------------       ------------       ------------

          LOSS BEFORE INCOME TAX BENEFIT
          AND MINORITY INTEREST                                               (40,437)           (28,212)           (47,117)

        INCOME TAX BENEFIT                                                     (7,295)           (11,596)           (14,456)
                                                                         ------------       ------------       ------------

        LOSS BEFORE MINORITY INTEREST                                         (33,142)           (16,616)           (32,661)

        MINORITY INTEREST IN INCOME OF SUBSIDIARIES                              (153)               (15)               (69)
                                                                         ------------       ------------       ------------

        NET LOSS                                                         $    (33,295)      $    (16,631)      $    (32,730)
                                                                         ============       ============       ============

        DIVIDEND ON PREFERRED STOCK                                      $     15,948       $     13,590       $     12,634
                                                                         ============       ============       ============

        LOSS APPLICABLE TO COMMON SHARES                                 $    (49,243)      $    (30,221)      $    (45,364)
                                                                         ============       ============       ============

        LOSS PER COMMON SHARE                                            $      (1.83)      $      (1.13)      $      (1.93)
                                                                         ============       ============       ============

        WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
          SHARE EQUIVALENTS OUTSTANDING DURING THE PERIOD                  26,934,000         26,770,000         23,544,000
                                                                         ============       ============       ============








                 See notes to consolidated financial statements

                    CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (Amounts In thousands, except share data)



                                                          Common Stock
                                                ------------------------------
                                                             Class A                           Class B                 Additional
                                                -----------------------------       ----------------------------         Paid-In
                                                     Shares          Dollars            Shares          Dollars          Capital
                                                ------------    --------------      ------------     -----------      ------------
Balance at June 1, 1994                          $5,540,381      $        55         7,271,802       $        73       $   198,526

Common Stock issued in
  conjunction with
  acquisitions                                    7,023,383               70           --                --                122,029

Common Stock issued in
  conjunction with
  incentive plans                                    79,609                1           --                --                    159
Common Stock issued in
  conjunction with
  rights offering                                 3,098,379               31         3,272,311                32            86,715
Vesting of stock options                               --            --                --                 --                   940
Net Loss                                               --            --                --                 --               --

Accretion in liquidation
  value of preferred stock                             --            --                --                 --               (12,634)
                                                 ----------      -----------        ----------         ----------           -------
Balance at May 31, 1995                          15,741,752              157        10,544,113               105           395,735

Common Stock issued in
  conjunction with
  incentive plans                                   493,441                5           --                --                    448
Common Stock issued in
  conjunction with
  acquisitions                                      226,665                3           --                --                --
Vesting of stock options                               --            --                --                --                    940
Net loss                                               --            --                --                --                --
Accretion in liquidation
  value of preferred stock                             --            --                --                --                (13,590)
                                                 ----------      -----------        ----------       -----------       -----------
Balance at May 31, 1996                          16,461,858      $       165        10,544,113       $       105       $   383,533
Common Stock issued in
  conjunction with
  incentive plans                                    31,026           --                --                --                   132
Preferred stock dividends                              --             --                --                --               (15,948)
Income tax benefit-stock
  options exercised                                    --             --                --                --                 1,987
Net loss
                                                 ----------      -----------        ----------       -----------       -----------
Balance at May 31, 1997                          16,492,884      $       165        10,544,113       $       105       $   369,704
                                                 ==========      ===========        ==========       ===========       ===========









                                                                     Shareholder
                                                       Treasury         Note           Accumulated
                                                         Stock        Receivable         Deficit           Total
                                                      ----------     ------------      --------------    ---------
Balance at June 1, 1994                               $  (1,801)       $  (3,075)       $(169,635)       $  24,143

Common Stock issued in
  conjunction with
  acquisitions                                             --                 75             --            122,174

Common Stock issued in
  conjunction with
  incentive plans                                          --               --               --                160
Common Stock issued in
  conjunction with
  rights offering                                          --               --               --             86,778
Vesting of stock options                                   --               --               --                940
Net Loss                                                   --               --            (32,730)         (32,730)

Accretion in liquidation
  value of  preferred stock                                --               --               --            (12,634)
                                                      ---------        ---------        ---------        ---------
Balance at May 31, 1995                                  (1,801)          (3,000)        (202,365)         188,831

Common Stock issued in
  conjunction with
  incentive plans                                         --                --               --                453
Common Stock issued in
 conjunction with
  acquisitions                                            --                --               --                  3
Vesting of stock options                                  --                --               --                940
Net loss                                                  --                --            (16,631)         (16,631)
Accretion in liquidation
  value of preferred stock                                --                --               --            (13,590)
                                                      ---------        ---------        ---------        ---------
Balance at May 31, 1996                               $  (1,801)       $  (3,000)        (218,996)       $ 160,006
Common Stock issued in
  conjunction with
  incentive plans                                          --               --               --                132
Preferred stock dividends                                  --               --               --            (15,948)
Income tax benefit-stock
  options exercised                                        --               --               --              1,987
Net loss                                                                                  (33,295)         (33,295)
                                                      ---------        ---------        ---------        ---------
Balance at May 31, 1997                               $  (1,801)       $  (3,000)       $(252,291)       $ 112,882
                                                      =========        =========        =========        =========



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                                                      Year Ended May 31,
                                                                                       ---------------------------------------------
                                                                                            1997             1996           1995
                                                                                       ------------      ------------    -----------


OPERATING ACTIVITIES:

      Cash received from subscribers and others                                           $ 173,781       $ 130,196       $  94,569
      Cash paid to suppliers, employees and
           governmental agencies                                                           (116,016)        (73,694)        (61,675)
      Interest paid                                                                         (30,809)        (32,220)        (22,504)
                                                                                          ---------       ---------       ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                         26,956          24,282          10,390
                                                                                          ---------       ---------       ---------
INVESTING ACTIVITIES:

      Proceeds from sale of property, plant and equipment                                     5,200            --              --
      Capital expenditures                                                                  (88,990)        (38,082)        (17,538)
      Acquisition of other assets                                                              (629)         (1,673)         (1,167)
      Acquisition/disposition and exchange of wireless telephone systems                    (34,908)            396         (49,173)
      Acquisition of personal communications service license                                 (2,752)        (44,813)        (11,069)
      Distribution received from equity investments                                           6,863           6,870           2,896
      Capital contributed to equity investments                                              (2,878)         (1,463)         (3,783)
                                                                                          ---------       ---------       ---------
           NET CASH USED IN INVESTING ACTIVITIES                                           (118,094)        (78,765)        (79,834)
                                                                                          ---------       ---------       ---------
FINANCING ACTIVITIES:

      Proceeds from long-term debt                                                          119,000            --           100,000
      Repayment of long-term debt                                                           (40,000)           --              --
      Debt issuance costs paid                                                               (3,650)           (304)         (4,414)
      Dividends paid                                                                         (8,226)           --              --
      Proceeds from issuance of Class A and B Common Stock and
            treasury stock purchases                                                            132             456          87,136
                                                                                          ---------       ---------       ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                         67,256             152         182,722
                                                                                          ---------       ---------       ---------
NET  (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                      (23,882)        (54,331)        113,278

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 67,297         121,628           8,350
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $  43,415       $  67,297       $ 121,628
                                                                                          =========       =========       =========






                 See notes to consolidated financial statements






                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (Amounts in thousands)



                                                                                                      Year Ended May 31,
                                                                                          ------------------------------------------
                                                                                              1997             1996          1995
                                                                                          ------------     ----------      ---------


Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                                     $(33,295)      $(16,631)      $(32,730)
                                                                                             --------       --------       --------
Adjustments to reconcile net loss to net cash provided by
      operating activities:

           Depreciation and amortization                                                       83,720         70,989         65,642
           Minority interest in income (loss) of subsidiaries                                     153             15             69
           Deferred income tax - decrease                                                     (10,623)       (13,000)       (15,995)
           Equity in undistributed earnings of investee companies                             (15,180)       (10,473)        (4,670)
           Gain on sale on assets                                                              (3,819)        (4,176)          --
           Other                                                                                1,925         (4,131)           570
           Change in assets and liabilities net
                of effects of acquired/exchanged wireless telephone
                systems:
                      Accounts receivable - (increase)                                         (3,393)        (4,689)        (5,318)
                      Prepaid expenses and other current assets -
                                                       (increase)/decrease                     (2,614)          (511)            70
                      Accounts payable and accrued expenses -
                                                       increase                                 7,337          4,902          1,448
                      Customer deposits and prepayments -
                                                       increase                                 2,745          1,987          1,304
                                                                                             --------       --------       --------
      Total adjustments                                                                        60,251         40,913         43,120
                                                                                             --------       --------       --------
Net cash provided by operating activities                                                    $ 26,956       $ 24,282       $ 10,390
                                                                                             ========       ========       ========





                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended May 31, 1997, 1996 and 1995
            (Amounts in thousands, except subscriber and share data)


1.      SIGNIFICANT ACCOUNTING POLICIES

        Description of business - Centennial Cellular Corp. ("Centennial" and together with its subsidiaries and partnership interests, the "Company") operates wireless telephone systems which produce high quality, high capacity communications to and from vehicle-installed, ready-to-carry and hand-held wireless telephones ("wireless telephones"). Wireless telephone systems are designed to allow for mobility of the subscriber. In addition to mobility, wireless telephone systems provide access through system interconnections to local and long distance telecommunications networks and offer other ancillary services such as voice mail, call waiting, call forwarding and conference calling. These communications services can be integrated with a variety of competing networks. Wireless telephone service is provided to subscribers through a variety of price plans, the most common being a monthly fixed charge plus additional variable charges per minute of airtime used.

        The Company operates and invests in wireless telephone systems in the United States (the "Domestic Wireless Telephone Systems" or "Domestic Wireless") and on December 12, 1996 the Company began providing wireless telephone service in Puerto Rico (the "Puerto Rico Wireless Telephone System" or "Puerto Rico Wireless"). The Company operates its Domestic Wireless Telephone Systems pursuant to 29 cellular licenses which it owns. The Company operates its Puerto Rico Wireless Telephone System pursuant to a Major Trading Area ("MTA") Personal Communications Service ("PCS") license to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company also plans to participate in the alternative access business in Puerto Rico.

        Principles of consolidation - The consolidated financial statements include the accounts of the Company and all of its subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

        Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets:

        Wireless telephone transmission and distribution systems
        and related equipment                                         10 years
        Miscellaneous equipment and furniture and fixtures.           5-15 years

        Cellular telephone and PCS Licenses - Licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets. Cellular telephone licenses are amortized over a ten-year life using the straight-line method. The PCS license is being amortized over a forty-year life using the straight line method commencing with the date of operations, December 12, 1996 (See Valuation of long lived assets). During the fiscal years ended May 31, 1997 and 1996, the Company capitalized interest costs of $2,752 and $5,200, respectively, related to the acquisition of the PCS license.

        Equity investments in cellular systems - The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. The difference between the cost of such investment and the underlying book value of $123,024 is amortized over ten years (See Note 6).

        Goodwill - The excess of purchase price over the estimated fair value of tangible and intangible net assets acquired is being amortized using the straight-line method over 40 years (See Valuation of long lived assets).

        Other Assets - Included in other assets at May 31, 1997 is a $6,000 deferred charge, net of accumulated amortization of $110, which represent certain costs incurred by the Company in relation to the Facilities Agreement with Century-ML dated January 2, 1995 (the "Facilities Agreement") (See Note 8 "Transactions with Affiliated Companies").

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended May 31, 1997, 1996 and 1995
            (Amounts in thousands, except subscriber and share data)


These costs are being amortized over the life of the Facilities Agreement (25 years).

        Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes" which provides that the deferred tax provision is determined by the liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

        Loss per common share - Loss per common share is calculated on a fully diluted basis and includes 0, 0, and 507,141 shares of common stock equivalents for the years ended May 31, 1997, 1996 and 1995, respectively.

        Revenue recognition - Wireless telephone service income includes earned subscriber service revenues and charges for installations and connections, net of land line charges of $ $28,049, $20,000, and $15,030 in 1997, 1996 and 1995,
respectively. Subscriber services paid in advance are recognized as income when earned.

        Valuation of long lived assets - The Company, on a quarterly basis, undertakes a review and valuation of the net carrying value, recoverability and write-off period of all categories of its long lived assets. The Company in its valuation considers current market values of wireless properties, competition, prevailing economic conditions, government policy including taxation and the Company's and the industry's historical and current growth patterns. The Company also considers its financial structure including the underlying cost of the securities which support the Company's internal growth and acquisitions, as well as the recoverability of the cost of its long lived assets based on a comparison of estimated undiscounted operating cash flows for the systems which generated long lived assets with the carrying value of the long lived assets. The Company's long lived assets are stated at the lower of cost or market and are amortized over their respective expected lives.

        Management estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

        Disclosure of fair value of financial instruments - The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate short-term maturity of these financial instruments. The carrying amounts of the Company's credit facilities approximate their fair values because of their variable interest rates.

        Statement of cash flows - Short-term investments classified as cash equivalents in the consolidated financial statements consist principally of overnight deposits and commerical paper with acquired maturities of three months or less.

        Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

        New Accounting pronouncements - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary Earnings Per Share ("EPS") on the face of the statement of operations for all entities with complex capital structures, and provides guidance on other computational changes. Had the provisions of the statement been effective for the current year, the following proforma EPS amounts would have been disclosed:

                               1997          1996           1995
                               ----          ----           ----
     Basic Loss Per Share  $  (1.83)     $  (1.13)      $  (1.97)
                           ========      ========       ========

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended May 31, 1997, 1996 and 1995
            (Amounts in thousands, except subscriber and share data)


        No disclosures of Diluted EPS would be required due to the anti-dilutive effect of the Company's equity instruments.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information in June 1997." The Company believes these statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in fiscal 1998.

        Other

        The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective June 1, 1994. Under SFAS 115, the Company must classify its debt and marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company has classified equity securities as "Available for Sale". Securities available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

2.      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        In connection with the completion of the acquisitions made during the years ended May 31, 1996 and 1995, the Company recorded approximately $9,120, and $30,920, respectively, in goodwill and in deferred income taxes, resulting from differences between the book and tax basis of certain assets acquired (See
Note 3).

        During the year ended May 31, 1996, the Company reclassified $2,774 of property, plant and equipment, $2,801 of goodwill, $160 of other assets, $476 of accounts receivable and $672 of accounts payable to cellular telephone license as a result of the exchange of cellular markets described at Note 3.

 3.     ACQUISITIONS/EXCHANGES/SALE

        During the three years ended May 31, 1997, the Company acquired/exchanged/sold the net assets and interests in wireless telephone and PCS licenses as follows:



                                                                               Amounts allocated to
                                                                     -------------------------------------
                       Number of                                      Cellular
        Year  Ended    systems (net)           Total net              telephone and PCS    Property, plant
        May 31         acquired/exchanged/sold purchase price         licenses             and equipment
----------------------------------------------------------------------------------------------------------
        1997           1                        $  34,908             $  33,429            $   1,234
        1996          (1)                       $  (1,296)            $   8,517            $  (5,048)
        1995          11                        $ 228,532             $ 214,088            $  11,658


        These transactions have been included in the accompanying consolidated financial statements from the respective dates of acquisition. The Company has recorded the purchase price of the cellular telephone systems at the fair value of acquired assets on the date of acquisition with the excess purchase price being recorded as cellular telephone licenses and goodwill.

        The Company was the successful bidder for one of two MTA licenses (granted June 23, 1995) to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,600,000 Net Pops. The amount of the final bid submitted and paid by the Company was $54,672. The Company used a

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended May 31, 1997, 1996 and 1995
            (Amounts in thousands, except subscriber and share data)


portion of the net proceeds from the sale of the 10 1/8% Senior Notes due 2005 to pay a portion of the purchase price for the license (See Note 7).

        The Company also plans to participate in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to the Company in December, 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

        On September 12, 1996, the Company acquired, for approximately $34,908 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,429 of the purchase price was allocated to cellular telephone license.

        On October 31, 1995, the Company acquired (i) a 94.3% interest in the wirelessnon-wireline cellular telephone system serving the Lafayette, Louisiana MSA, representing approximately 205,700 Net Pops, in exchange for the Company's wirelessnon-wireline cellular telephone system serving the Jonesboro, Arkansas RSA (comprising approximately 205,000 Net Pops), the license rights and assets located in and covering Desoto and Red River Parishes of Louisiana 3 RSA (comprising approximately 34,700 Net Pops), the license rights and assets located in and covering a section of Morehouse Parish of Louisiana 2 RSA (comprising approximately 24,100 Net Pops) and a cash payment by the Company of approximately $5,580, subject to adjustment, and (ii) an additional 14.3% minority interest in the Elkhart, Indiana RSA and an additional 12.7% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $2,951.

        On June 30, 1995, the Company acquired the wireless telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana (c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company's wirelessnon-wireline cellular telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the wireless telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

        During the year ended May 31, 1995, the Company completed ten wireless telephone system acquisitions for a total purchase price of $173,860 consisting of $51,761 in cash (including the assumption of acquired current liabilities) and 7,023,383 shares of Class A Common Stock valued at $122,099. The Company purchased one PCS license for $54,672. An additional 226,665 shares of Class A Common Stock were issued during fiscal 1996 to satisfy a post closing adjustment to the purchase price of one of the acquisitions completed during the year ended May 31, 1995.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)



4.      PRO FORMA INFORMATION

        The summary pro forma information includes the operations of the Company and completed acquisitions in each case as if such acquisitions/exchanges/sales had been consummated as of June 1, 1994.


                                           Year Ended May 31,
                                    ------------------------------------
                                                (Unaudited)
                                       1997        1996           1995
                                    ---------    --------     ---------
        Revenues                    $ 152,293    $ 116,081    $  92,629
        Net Loss                    $ (32,255)   $ (18,891)   $ (31,498)
        Loss per common share       $   (1.79)   $   (1.21)   $   (1.87)

        Pro forma loss per common share for the years ended May 31, 1997, 1996 and 1995 is calculated on a fully diluted basis using the pro forma average number of common shares outstanding during the period, including common stock equivalents.

5.      ACCOUNT ANALYSIS

        Property, plant and equipment consists of the following:


                                                                           May 31,
                                                                  -----------------------
                                                                      1997        1996
                                                                  ----------    ---------
        Land                                                       $   1,752    $   1,606
        Wireless telephone transmission and distribution systems
          and related equipment                                      198,324      107,675
        Miscellaneous equipment and furniture and fixture             15,627        7,606
                                                                   ---------    ---------
                                                                     215,703      116,887
        Less accumulated depreciation                                (38,411)     (25,470)
                                                                   ---------    ---------
                                                                   $ 177,292    $  91,417
                                                                   =========    =========

        Depreciation expense was approximately $17,684, $8,851, and $6,889 for the years ended May 31, 1997, 1996 and 1995, respectively. Approximately $4,743 of accumulated depreciation was written off as a result of the sale of equipment during the year ended May 31, 1997.

       Accrued expenses and other current liabilities consists of the following:


                                                           May 31,
                                                    -------------------
                                                       1997        1996
                                                     -------     -------
        Accrued interest payable                     $ 3,482     $ 2,299
        Customer deposits & prepayments                7,727       4,961
        Accrued roamer service                         4,247       3,746
        Accrued dividend on preferred Stock            4,113        --
        Accrued fiber buildout                         6,000        --
        Accrued unpaid invoices                        9,620        --
        Accrued miscellaneous                         25,867      15,126
                                                     -------     -------
        Total                                        $61,056     $26,132
                                                     =======     =======

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


6.      EQUITY  INVESTMENT IN WIRELESS SYSTEMS

        In conjunction with the Jonesboro/Lafayette systems exchange, the Company acquired an additional 12.7% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $1,106.

        The following summarizes the assets, liabilities and partners' capital, and results of operations of the seven wireless partnerships in which the Company's investments are accounted for by the equity method. All amounts have been derived from the individual wireless partnerships' financial statements through December 31, 1996 and adjusted for interim financial activity from the wireless partnerships' calendar year end to the Company's fiscal year end.


                                                          May 31,
                                                  ----------------------
                                                    1997          1996
                                                  ---------     --------
                                                        (unaudited)
        ASSETS
         Current                                   $117,062     $ 93,533
         Noncurrent                                 481,308      414,182
                                                   --------     --------
                                                   $598,370     $507,715
                                                   ========     ========
        LIABILITIES AND PARTNERS' CAPITAL
         Current liabilities                       $ 58,659     $ 65,944
         Noncurrent liabilities                       2,936        3,320
         Partners' capital                          536,775      438,451
                                                   --------     --------
                                                   $598,370     $507,715
                                                   ========     ========



                                                      Year Ended May 31,
                                                      ------------------
                                               1997          1996          1995
                                             ---------    --------    ---------
                                                         (unaudited)
        RESULTS OF OPERATIONS
          Revenues                           $ 520,873    $ 455,392    $ 347,731
          Costs and expenses                   386,397      331,822      275,903
          Other (income) expense                  (120)        (604)      (1,217)
          Net income                         $ 134,596    $ 124,174    $  73,045
                                             =========    =========    =========
        Centennial Cellular Corp. share of
        partnership net income               $  15,180    $  10,473    $   4,670
                                             =========    =========    =========


        The following presents the Company's ownership percentage of the Wireless Partnerships in which the Company's investments are accounted for by the equity method as of May 31, 1997:

        Wireless Partnership                                       % ownership
        ---------------------                                      -----------
        Lake Charles CellTel Co.                                     25.1%

        Sacramento-Valley Limited Partnership                        23.5%

        Modoc RSA Limited Partnership                                25.0%

        Coconino, Arizona RSA Limited Partnership                    21.3%

        Cal-One Cellular Limited Partnership                          6.9%

        Pennsylvania RSA-6 (I) and (II) Limited Partnership          14.3%

        GTE Mobilnet of California Limited Partnership                2.9%

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


        The Company uses the equity method of accounting to record the investments in partnerships. Under the equity method, the partnership investments were initially recorded at cost and are adjusted for distributions received from the partnerships, additional capital contributions, and the Company's share of the partnership's results of operations.

An analysis of the Company's consolidated investments is as follows:

         Investment  in Partnerships at June 1, 1994                                               $112,876
           Add:   Additional capital contributions paid                                               3,783
                  Company's share of Partnerships' net  income                                        4,670
                  Additional investments in Partnerships                                                 37

           Less:  Amortization of  Investment - cost  in excess of  underlying
                  book value                                                                        (12,190)
                  Partnerships' distributions to the Company                                         (2,896)
                                                                                                    -------
         Investment in Partnerships at May 31, 1995                                                 106,280
           Add:   Additional capital contributions paid                                               1,463
                  Company's share of  Partnerships' net income                                       10,473
                  Additional investment in Partnerships                                               1,105
           Less:  Amortization of Investment - cost in excess of underlying
                  book value                                                                        (12,247)
                  Partnerships' distribution to the Company                                          (6,870)
                                                                                                    -------
        Investment in Partnerships at May 31, 1996                                                  100,204
          Add:    Additional capital contributions paid                                               2,878
                  Company's share of Partnerships' net income                                        15,180
          Less:   Amortization of Investment - cost  in excess of underlying
                  book value                                                                        (12,290)
                  Partnerships' distributions to the Company, including receivable of $4,956        (11,819)
                                                                                                    -------
         Investment in Partnerships at May 31, 1997                                                 $94,153
                                                                                                    =======

7.      LONG-TERM DEBT


                                                         May 31,
                                                   ---------------------
                                                     1997         1996
                                                   --------     --------
        8 7/8% Senior Notes due 2001               $250,000     $250,000
        10 1/8% Senior Notes due 2005               100,000      100,000
        Amended Credit Facility, Domestic             5,000         --
        Puerto Rico Credit Facility                  74,000         --
        Current maturities                             --           --
                                                   --------     --------
                                                   $429,000     $350,000
                                                   ========     ========

        On November 15, 1993, the Company issued $250,000 of eight-year unsecured Senior Notes (the "8 7/8% Notes"). The interest on the 8 7/8% Notes is payable semi-annually at an interest rate of 8 7/8%. The interest will be computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of the Company, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

        Year                 Percentage
        ----                 ----------
        1999                 105.25%
        2000                 103.50%
        2001                 101.75%

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


        The proceeds of the 8 7/8% Notes were used to retire all outstanding bank debt. At November 15, 1993, the amount was $182,700. Costs associated with the bond offering of $4,898 were capitalized and are being amortized on a straight-line basis over the life of the issue. At May 31, 1997 and 1996, the 8 7/8% Notes were trading at 99.47% and 93.74% of par or $248,675 and $234,350,
respectively.

        On May 11, 1995, the Company issued $100,000 of ten-year unsecured Senior Notes (the "10 1/8% Notes"). The interest on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank "pari passu" with the Company's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering of approximately $4,614 were capitalized and will be amortized on a straight line basis over the life of the issue. At May 31, 1997 and 1996, the notes were trading at 104.25% and 98.72% of par or $104,250 and $98,720, respectively.

        Both the 8 7/8% and 10 1/8% Notes restrict the Company from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limit the ability of the Company to incur additional indebtedness and limit any distributions of assets to its stockholders. At May 31, 1997, the Company was in compliance with all covenants of the Notes.

        The Company entered into a $50,000 credit facility with Citibank, N.A. on September 12, 1996, which was amended April 22, 1997 (the "Amended Credit Facility"). The commitment of the lenders under such Amended Credit Facility may be increased to $90,000 at the election of the lenders. As of July 30, 1997 the commitment was increased to $75,000. The Amended Credit Facility terminates on January 31, 2001. Approximately $35,000 of the Amended Credit Facility was used to fund the Benton Harbor, Michigan wireless telephone system acquisition (see "Acquisitions, Exchanges and Dispositions"), and has since been repaid. The facility may be used for working capital and general corporate purposes. Costs associated with the establishment of the Amended Credit Facility of approximately $648 were capitalized and are being amortized on a straight-line basis over one and a half years. The interest rate payable on borrowings under the Amended Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The Amended Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Amended Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests. The Amended Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of May 31, 1997, $5,000 was outstanding under the Amended Credit Facility. The Company was in compliance with the covenants of the Amended Credit Facility at May 31, 1997.

        On April 25, 1997, Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving Credit Facility with Citibank, N.A. which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and was used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. Costs associated with the establishment of the Puerto Rico Credit Facility of approximately $3,002 were capitalized and are being amortized on a straight-line basis over four years. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate", as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows (as defined), the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Failure to satisfy such covenants would constitute a default under the Puerto Rico Credit Facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. At May 31, 1997, $74,000 was outstanding under the Puerto Rico Credit Facility.

8.      TRANSACTIONS WITH AFFILIATED COMPANIES

        The Company and Century Communications Corp. ("Century"), owner of approximately 32% of Centennial's common stock, currently maintain combined workers compensation and general group health, life, property, casualty and other insurance policies. The premiums are allocated between the Company and Century based upon the actual cost of each respective company's coverage. The Company believes that the amounts payable by the Company under such arrangement are more favorable than the premiums the Company would pay if it were to obtain coverage under a separate policy. The Company's cost of such insurance was approximately $727, $1,688, and $1,160 for the fiscal years ended May 31, 1997, 1996 and 1995 respectively, all of which was paid in full during the current fiscal year. In fiscal years 1996 and 1995 the Company and Century also maintained combined group health, life and casualty coverage.

        The Company is controlled by Century through its ownership of the Company's Class B Common Stock representing approximately 74% of the voting power and approximately 32% of the equity of the Company. The Company and Century entered into a Services Agreement, effective August 30, 1996
(the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the limited partnerships in which the Company has Investment Interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone systems or to the performance by Century of its other duties under the Services Agreement.
For the year ended May 31, 1997, the Company has recorded expenses of $750 under the Services Agreement. Such amount is recorded within Accrued Expenses on the Company's consolidated balance sheet at May 31, 1997.

        The Company leases space for the mobile telephone switching office ("MTSO") serving the southwestern cluster and space on an antenna tower in the southwestern cluster from Century for an aggregate current annual rent of approximately $1 pursuant to an oral month to month lease agreement. Further, the Company leases certain warehouse space in Puerto Rico to Century-ML for a current annual rent of approximately $23 pursuant to a written lease agreement. The Company leases and shares capacity on the fiber optic cable television facility and network of Century-ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company.

        During fiscal 1997, the Company recorded a deferred asset and related payable to an affiliate in its consolidated balance sheet in the amount of $6,000 for the Company's share of the costs of constructing the fiber optic network of

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


Century ML. These costs were incurred by the Company in order to secure the use of the fiber optic network as required by the Facilities Agreement (See Note 1).

        Leavy Rosensweig & Hyman, of which David Z. Rosensweig, a director and Secretary of the Company, is a member, serves as general counsel to the Company and Century. The Company paid approximately $656, $518, and $757 for legal services to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1997, 1996, and 1995, respectively.

9.      INCOME TAXES

        The provision  (benefit) for income taxes are summarized as follows:

                                               Year Ended May 31,
                                       ---------------------------------
                                         1997        1996         1995
                                       --------    ---------    -------
        Current (State)                 $  3,328    $  1,404    $  1,539
        Deferred (Federal and State)     (10,623)    (13,000)    (15,995)
                                        --------    --------    --------
                                        $ (7,295)   $(11,596)   $(14,456)
                                        ========    ========    ========

        Deferred income taxes result primarily from non-deductible depreciation and amortization resulting from book and tax basis differences of acquired subsidiaries.

        The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

                                                                                                  Year Ended May 31,
                                                                                         ----------------------------------
                                                                                           1997          1996         1995
                                                                                         --------     --------     ---------
      Computed tax benefit at federal statutory rate
        on the loss before income taxes and minority
        interest                                                                         $(14,153)    $ (9,874)    $(16,491)
      Non-deductible amortization resulting from
        acquired subsidiaries                                                               1,346        1,253        1,481
      Minority interest in subsidiary (income)                                                (54)          (5)         (24)
      State and local income tax provision (benefit),
        net of federal income tax benefit                                                    (569)        (199)         578
      Non recognized benefit of loss of Puerto Rico subsidiary                                926         --           --
      Other, including the utilization of accumulated net
        operating losses and establishment of valuation allowance for certain
        net operating losses                                                                5,209       (2,771)        --
                                                                                            -----       ------

                                                                                         $ (7,295)    $(11,596)    $(14,456)
                                                                                         ========     ========     ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:



                                                        Year Ended May 31,
                                                      ----------------------
                                                        1997         1996
                                                      ---------    ---------

        Deferred Tax Assets:
        ---------------------
        Tax loss carryforward                          $ 44,839    $ 38,186
        Other                                               461        --
        Valuation allowance                             (11,758)     (6,873)
                                                       --------    --------
                                                       $ 33,542    $ 31,313
                                                       ========    ========
        Deferred Tax Liabilities:
        -------------------------
        Amortization of intangible assets              $ 58,442    $ 77,879
        Depreciation of fixed assets                     19,077      10,022
                                                       --------    --------
                                                       $ 77,519    $ 87,901
                                                       ========    ========
        Net deferred tax liabilities                   $ 43,977    $ 56,588
                                                       ========    ========

        The valuation allowance recorded at May 31, 1997 and 1996 represents the portion of recorded tax loss

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)

carryforwards for which it is more likely than not that the benefit of such carryforwards will not be realized.

        The net deferred tax liabilities at May 31, 1997 and 1996 of $43,977 and $56,588, respectively, have been classified as deferred income taxes on the consolidated balance sheet.

        At May 31, 1997, the Company and its subsidiaries had approximately $105,372 of net operating loss carryforwards for federal income tax purposes, expiring through May 31, 2012 some of which are subject to limitation on their future utilization under Section 382 of the Internal Revenue Code of 1986.

10.     COMMITMENTS AND CONTINGENCIES

        Legal Proceedings

        There are no material legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

        Registration Statements

        The Company filed a shelf registration statement with the SEC for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement became effective July 14, 1994. As of August 8, 1997, 4,239,231 shares remain available for future acquisitions.

        On April 5, 1995, the Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of August 8, 1997, $400,000 of debt securities remains available for issuance.

        Pending Acquisitions

        The Company plans to exercise its right to acquire the minority interests held by Century Federal Inc., an affiliate of Century ("Century Federal"), in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

        On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. Subsequent to May 31, 1997 the Company purchased 244,000 shares of its own class A Common Stock in the open market for a purchase price of $3,902. These shares have been accounted for as Treasury Shares in fiscal 1998. Subsequent to May 31, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


        Equity Investments in Wireless Telephone Systems

        The Company has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets at May 31, 1997.

        Lease Commitments

        The Company's annual lease obligations and expenses under operating leases were approximately $4,230, $2,023, and $1,642 for each of the years ended May 31, 1997, 1996 and 1995, respectively. The majority of these operating leases are short-term in nature and may be canceled by either party if appropriate notice is given.

11.     PREFERRED STOCK AND COMMON STOCK

        Common Stock

        The voting rights with respect to the two classes of the Company's common stock are as follows: Class A shares entitle the holder to one vote per share, Class B shares entitle the holder to fifteen votes per share.

        Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

        The Company is restricted from paying dividends on its common stock by its debt covenants (see Note 7).

        Preferred Stock

        On August 30, 1991, the Company completed a merger (the "Merger") with Citizens Cellular Company, a wholly-owned subsidiary of Citizens ("Citizens Cellular"). In connection with the Merger, the Company issued the Convertible Redeemable Preferred Stock valued at $128,450 and 1,367,099 shares of Class B Common Stock representing 18.8% of the then common equity. The Convertible Redeemable Preferred Stock is convertible on or after the third anniversary from the date of issuance into 2,972,335 shares of Class A or B Common Stock. Although the Convertible Redeemable Preferred Stock carrieds no cash dividend requirement during the first five years through August 31, 1996, the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of such preferred stock at August 31,1996 was $186,287. The accretion for the years ended May 31, 1997, 1996, and 1995 and 1994 totaled approximately $3,475, $13,080, and $12,161, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock were entitled to receive cash dividends at the rate of 8.5% per annum.

        In connection with an amendment to the New Services Agreement, which was entered into in connection with the Merger, the Company issued to Century the Second Series Convertible Redeemable Preferred Stock valued at $5,000. The Second Series Convertible Redeemable Preferred Stock has terms identical to those of the Convertible Redeemable Preferred stock discussed above. The fully accreted liquidation preference and redemption value of such preferred stock at August 31, 1996 was $7,252. The accretion for the years ended May 31, 1997, 1996, and 1995 totaled approximately $135, $510 and, $473, respectively.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


        Assuming no change in the number of shares of such classes outstanding, the annual dividend payments, commencing in fiscal 1997, to be made with respect to the preferred stock, if and when declared by the Company's Board of Directors, will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. On December 19, 1996 and May 8, 1997 the Company paid quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company will determine, from time to time, the timing, amount, or distribution (if any) of additional preferred stock dividends.

        Grant of Stock Options

        In connection with the Merger, 38 stock options issued by Citizens Cellular were converted into options to purchase 276,328 shares of Class A Common Stock at an option price of $.01 per share. Such options, all non-qualified, were issued at $.01 per share, and vest in equal amounts, on a cumulative basis, over a period of five years. The difference between the estimated fair market value of the stock at the date of grant of $17 over the option price was recorded as a purchase price adjustment.

        On May 24, 1991 and August 30, 1991, the Company awarded options to purchase 396,313 and 1,817 shares, respectively, of Class A Common Stock to directors, officers and employees. A total of twenty-six people were included in the grant. Such options, all non-qualified, were issued at $.01 per share, and vest in equal amounts, on a cumulative basis, over a period of five years. As of May 31, 1997 and 1996 none of these options were outstanding.

        Rights Offering

        On July 22, 1994, the Company successfully completed a rights offering involving the distribution to holders of record of its Class A Common Stock outstanding on July 7, 1994 (the "Record Date") transferable subscription rights (the "Rights") to subscribe for and purchase an aggregate of 3,098,379 additional shares of Class A Common Stock based on 6,887,287 shares of Class A Common Stock outstanding on the Record Date for a subscription price of $14.00 per share. Record date stockholders received 0.45 right for each share of Class A Common Stock owned by them and were entitled to purchase one share of Class A Common Stock for each full right held. Holders of Rights purchased an aggregate of 2,988,478 of the 3,098,379 shares of Class A Common Stock available for purchase pursuant to the basic subscription privilege. The balance of 109,901 shares of Class A Common Stock were sold pursuant to the oversubscription privilege and were distributed pro rata among the holders of Rights who requested an aggregate of 235,746 additional shares pursuant to the oversubscription privilege. Lehman Brothers Inc. acted as dealer manager for the rights offering.

        The Company also distributed to Century and Citizens Cellular, the holders of record of all of the shares of Class B Common Stock outstanding as of the Record Date, nontransferable subscription rights (the "Class B Rights") to subscribe for and purchase an aggregate of approximately 3,272,311 additional shares of Class B Common Stock. Century and Citizens Cellular each exercised all of the Class B Rights distributed to them. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The net proceeds of approximately $86,500 from the rights offering (after deducting soliciting fees and expenses of approximately $2,700) are available to be used by the Company for general corporate purposes, including the financing of capital expenditures and acquisitions.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)



12.     COMPENSATION  PLANS  AND ARRANGEMENTS

        1991 Employee Stock Option Plan

        The Company's 1991 Employee Stock Option Plan (the "Employee Stock Option Plan") as amended, provides for the grant of options to purchase up to 2,025,000 shares of Class A Common Stock reserved thereunder to directors, officers and other key employees of the Company. The Employee Stock Option Plan permits the issuance of "incentive stock options," as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualified stock options and stock appreciation rights. The Employee Stock Option Plan is administered by the Employee Stock Option Committee of the Board of Directors which determines the recipients and provisions of options granted under the Employee Stock Option Plan, including the option price, term and number of shares subject to option. The Board of Directors may amend the Employee Stock Option Plan, but the approval of the stockholders is necessary to increase the total number of shares that may be issued or transferred under the Employee Stock Option Plan, to change the minimum purchase price for shares subject to options, to change the maximum period during which options or stock appreciation rights may be exercised or to extend the period during which options or stock appreciation rights may be granted under the Employee Stock Option Plan. Generally, the option price of incentive and non-statutory stock options granted may be as determined by the Employee Stock Option Committee, but must be at least equal to the fair market value of the shares on the date of grant. The maximum term of each option is ten years.

        For any participant who owns shares possessing more than 10% of the voting rights of the outstanding Common Stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Employee Stock Option Committee may determine when it grants options. The Employee Stock Option Plan permits the exercise of options by the payment of cash or delivery of shares of Class A Common Stock equal in fair market value on the date of exercise to the exercise price. Options granted under the Employee Stock Option Plan are not transferable by the holder.

        Since December 27, 1991, the Company has awarded options to purchase approximately 1,722,782 shares of Class A Common Stock under the Employee Stock Option Plan to approximately 59 employees of the Company, including executive officers and directors. During the fiscal years ended May 31, 1997, 1996 and 1995 the number of such options awarded were approximately 925,782, 0, and 452,000, respectively. All option shares issued under the plan were adjusted subsequent to May 31, 1994 to account for the dilutive effect of the Company's stock rights offering (see Note 11). At May 31, 1997, 364,274 options were exercisable.

        Director Option Plan

        The Company's Non-Employee/ Officer Director Option Plan (the "Director Option Plan") was adopted on October 27, 1993. The Director Option Plan provides for the grant of non-qualified options to purchase up to 50,000 shares of Class A Common Stock to non-employee/officer directors, who are not employees of the Company or its subsidiaries. Options for 1,000 shares of Class A Common Stock shall be automatically granted under the Director Option Plan on the date of the annual meeting of shareholders of the Company in each of the years 1993 through 2002. The Board of Directors may amend the Director Option Plan, except that the approval of the stockholders is necessary to increase the total number of shares which may be issued or transferred under the Director Option Plan, to change the minimum purchase price for shares subject to options, to change the maximum period during which options may be exercised or to extend the period during which options may be granted under the Director Option Plan. Generally, the option price of non-qualified stock options granted may be as determined by the Director Option Committee, but must be at least equal to 100% of the fair market value

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


of the shares on the date of the grant.

        Options become exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. The Director Option Plan permits the exercise of options by payments of cash or Class A Common Stock equal in value to the option price. Options granted under the Director Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. As of May 31, 1997, 14,200 options were awarded. No options had been exercised as of May 31, 1997.

A summary of the status of the Company's stock options as of May 31, 1995, 1996 and 1997 and changes during the years then ended is presented below:


                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                     Number          Price
                                                     ------        ---------
 1995   Outstanding at June 1, 1994                  933,947      $    4.76
        Granted December 9, 1994                     455,000      $   15.76
        Exercised                                    (79,609)     $    2.02
        Cancelled                                    (12,386)     $   12.78
                                                   ---------
        Outstanding at May 31, 1995                1,296,952      $    8.71

 1996   Granted                                        4,000      $   18.25
        Exercised                                   (423,665)     $    1.00
        Cancelled                                   (155,715)     $    5.35
                                                   ---------
        Outstanding at May 31, 1996                  721,572      $   13.98

 1997   Granted                                    1,362,282      $   11.57
        Exercised                                     (1,704)     $    9.75
        Cancelled                                   (929,296)     $   14.40
                                                   ---------
        Options outstanding as of May 31, 1997     1,152,854      $   10.80
                                                   =========      =========
        Options exercisable at May 31, 1997          485,473         $10.47
                                                   =========      =========


The following table summarizes information about options outstanding at May 31, 1997:



  Range of        Number         Weighted Average                         Number
  Exercise        Outstanding    Remaining            Weighted Average    Exercisable    Weighted Average
  Prices          at 5/31/97     Contractual Life     Exercise Price      at 5/31/97     Exercise Price
 ----------       ----------     ----------------     ---------------     -------------  ----------------
  $9.75-$13.5     1,142,656      8.23 years           $10.73              481,556         $10.40
  $17-$20            10,198      2.50 years            18.43                3,917          18.72
                  ---------      ----------           ------              -------         ------
                  1,152,854      8.17 years           $10.80              485,473         $10.47
                  =========      ==========           ======              =======         ======

        1991 Employee Stock Purchase Plan

        The Company has reserved 200,000 shares of Class A Common Stock for issuance under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees (which generally includes all full-time

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


employees of the Company) are able to subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares is to be made in installments through payroll deductions, with no right of prepayment. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of Class A Common Stock under the Purchase Plan may not be transferred by the recipient and may be forfeited in the event of the recipient's termination of employment. As of May 31, 1997, approximately 1,100 employees and officers of the Company were eligible to participate in the Purchase Plan. As of May 31, 1997, approximately 31,120 shares were subscribed for under the Purchase Plan.

        Equity Incentive Plan

        The Company's 1993 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 27, 1993. The plan permits the issuance of up to 100,000 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan is administered by the Compensation Committee of the Company's Board of Directors. The plan authorizes the Committee to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Committee determines the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

        Generally, any employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock received by the employee. As of May 31, 1997, 85,500 shares were issued for awards under the Equity Plan.

        The estimated fair value of options granted during 1997 and 1996 were $3.49 per share and $5.81 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option, and stock purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and net loss per common share for the years ended May 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                      1997                   1996
                                   --------              ---------
Loss applicable to Common shares:

        As reported                $(49,243)             $(30,221)
        Pro forma                  $(49,921)             $(30,237)

Loss per common share:

        As reported                  $(1.83)               $(1.13)
        Pro forma                    $(1.85)               $(1.13)

The fair value of options granted under the Company's stock option plans during fiscal 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumption used: expected volatility of 36.78%, risk free interest rate of 6%, and expected lives of option grants of 3 years. Pro-forma compensation cost related to shares purchased under the 1991 Employee Stock Purchase Plan is measured based on the discount from market value. No pro-forma compensation cost was included in the pro-forma amounts above related to

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)


82,500 shares of restricted stock granted and purchased under the Equity Incentive Plan for the year ended May 31, 1996. Those restricted shares vest 5 years after the date of grant.

        Incentive Award Plan

        The Incentive Award Plan (the "Incentive Plan") permits the grant of awards to key employees of the Company, which may include employee-directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 200,000 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which selects the recipients of awards as well as the amount of such awards and any restriction on such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipient and may be forfeited in the event of the recipient's termination of employment. As of May 31, 1997, approximately 1,100 employees, officers and directors of the Company were eligible to participate in the Incentive Plan. No awards have been made under the Incentive Plan.

        1991 Stock Equivalent Plan

        The Company's 1991 Stock Equivalent Plan (the "Equivalent Plan") permits the grant of units of Class A Common Stock Equivalents ("units") to key employees of the Company, including officers and directors. The Equivalent Plan is administered by the Compensation Committee of the Board of Directors, which selects the employees to be granted units, determines the number of units covered by each grant, determines when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Equivalent Plan. Payments for units may be made by the Company in cash or in shares of Class A Common Stock at the fair market value of the Class A Common Stock on the date of payment. The Company has reserved 200,000 shares of Class A Common Stock for issuance under the Equivalent Plan. As of May 31, 1997, approximately 1,100 employees, officers and directors of the Company were eligible to participate in the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the Equivalent Plan. Units granted under the Equivalent Plan are not transferable. As of May 31, 1997, no units had been granted under the Equivalent Plan.

        Retirement Plan

        Effective January 1, 1994, the Company adopted a 401K defined contribution retirement plan covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. Total expense under the plan was approximately $221, $134, and $115 for the years ended May 31, 1997, 1996 and 1995, respectively.

Note 13.  Segment Information

        The Company's consolidated financial statements include two distinct business segments. The Domestic Wireless segment owns, operates and invests in wireless telephone systems. The Company's Puerto Rico Wireless segment began providing wireless telephone service in Puerto Rico on December 12, 1996. The Company also plans to participate in the alternative access business in Puerto Rico.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)



        Information about the Company's operations in its two business segments for the year ended May 31, 1997 and May 31, 1996 is as follows:


Year Ended May 31,                                 1997          1996
-----------------                              ----------     ---------
Gross revenues:

        Domestic Wireless                       $ 145,120     $ 112,197
        Puerto Rico Wireless                        5,903          --
                                                ---------     ---------
                                                $ 151,023     $ 112,197
                                                =========     =========
Operating (loss):

        Domestic Wireless                       $ (11,311)    $ (18,615)
        Puerto Rico Wireless                      (14,746)         (494)
                                                ---------     ---------
                                                $ (26,057)    $ (19,109)
                                                =========     =========
Net loss:

        Domestic Wireless                       $ (16,081)    $ (15,585)
        Puerto Rico Wireless                      (17,214)       (1,046)
                                                ---------     ---------
                                                $ (33,295)    $ (16,631)
                                                =========     =========
Assets, at end of period:

        Domestic Wireless                       $ 694,207     $ 710,222
        Puerto Rico Wireless                      150,643        75,590
                                                ---------     ---------
                                                $ 844,850     $ 785,812
                                                =========     =========
Depreciation and amortization:

        Domestic Wireless                       $  77,392     $  70,910
        Puerto Rico Wireless                        6,328            79
                                                ---------     ---------
                                                $  83,720     $  70,989
                                                =========     =========
Capital expenditures:

        Domestic Wireless                       $  38,921     $  22,604
        Puerto Rico Wireless                       50,069        15,478
                                                ---------     ---------
                                                $  88,990     $  38,082
                                                =========     =========


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1997, 1996 and 1995 (Amounts
                 in thousands, except subscriber and share data)



14.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                                 Three Months Ended
                                                           ----------------------------------------------------------------------
                                                             August 31,       November 30,      February 28,        May 31,
                                                               1994              1994              1995              1995
                                                           ----------------------------------------------------------------------
        Revenues                                             $ 17,542          $ 21,455          $ 21,967          $ 24,455
        Operating loss                                         (6,245)           (6,836)           (8,372)           (6,977)
        Net loss                                               (6,942)           (8,466)          (11,394)           (5,928)
        Net loss per common share                                (.58)             (.47)             (.57)             (.35)


                                                                                  Three Months Ended
                                                           ----------------------------------------------------------------------
                                                              August 31,       November 30,      February 29,        May 31,
                                                                1995              1995              1996              1996
                                                           ----------------------------------------------------------------------
        Revenues                                             $ 26,922          $ 27,713          $ 27,938          $ 29,624
        Operating loss                                         (4,704)           (4,822)           (6,571)           (3,012)
        Net (loss) income                                      (3,418)           (7,349)           (8,807)            2,943
        Net loss per common share                                (.25)             (.40)             (.45)             (.03)


                                                                                  Three Months Ended
                                                           ----------------------------------------------------------------------
                                                               August 31,      November 30,      February 28,        May 31,
                                                                 1996             1996              1997              1997
                                                           ----------------------------------------------------------------------
        Revenues                                             $ 32,365          $ 35,359          $ 39,174          $ 44,125
        Operating loss                                         (3,399)           (4,712)           (8,046)           (9,900)
        Net loss                                               (6,107)           (6,121)           (9,486)          (11,581)
        Net loss per common share                                (.36)             (.38)             (.50)             (.58)



                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Centennial Cellular Corp.
New Canaan, Connecticut


We have audited the consolidated financial statements of Centennial Cellular Corp. and subsidiaries (the "Company") as of May 31, 1997 and 1996 for each of the three years in the period ended May 31, 1997, and have issued our report thereon dated July 25, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP

Stamford, Connecticut
July 25, 1997

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (Amounts in thousands)



                                                                       Year Ended May 31,
                                                         --------------------------------------------
                                                             1997             1996          1995
                                                         ------------    ------------    ------------

REVENUES:
      Service revenue                                    $    140,674    $    105,461    $     78,516
      Equipment sales                                           2,643           2,649           4,135
      Interest income                                           1,803           4,087           2,768
                                                         ------------    ------------    ------------
                                                              145,120         112,197          85,419
                                                         ------------    ------------    ------------
COSTS AND EXPENSES:
      Cost of services                                         19,061          15,291          12,808
      Cost of equipment sold                                   15,441          10,838           9,344
      Selling, general and administrative                      44,537          33,757          26,004
      Depreciation and amortization                            77,392          70,910          65,632
                                                         ------------    ------------    ------------
                                                              156,431         130,796         113,788
                                                         ------------    ------------    ------------
OPERATING LOSS                                                (11,311)        (18,599)        (28,369)

INTEREST EXPENSE                                               30,911          27,334          23,355
GAIN  ON SALE OF ASSETS                                         3,819           8,310            --
INCOME (LOSS) FROM EQUITY INVESTMENTS                          (2,034)          9,411           4,607
                                                         ------------    ------------    ------------

       LOSS BEFORE INCOME TAX BENEFIT
       AND MINORITY INTEREST                                  (40,437)        (28,212)        (47,117)

INCOME TAX BENEFIT                                             (7,295)        (11,596)        (14,456)
                                                         ------------    ------------    ------------

      LOSS BEFORE MINORITY INTEREST                           (33,142)        (16,616)        (32,661)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                      (153)            (15)            (69)
                                                         ------------    ------------    ------------

NET LOSS                                                 $    (33,295)   $    (16,631)   $    (32,730)
                                                         ------------    ------------    ------------

ACCUMULATED DEFICIT, BEGINNING OF YEAR                   $   (218,996)   $   (202,365)    $   169,635
                                                         ------------    ------------    ------------

ACCUMULATED DEFICIT, END OF YEAR                         $   (252,291)   $   (218,996)   $   (202,365)
                                                         ============    ============    ============








                   See notes to condensed financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                                                   Year Ended May 31,
                                                                                    ------------------------------------------------
                                                                                        1997            1996               1995
                                                                                    -----------      ----------            ---------


OPERATING ACTIVITIES:

Cash received from Subscribers and others                                           $ 169,242          $ 130,196          $  94,569
Cash paid to suppliers, employees and governmental agencies                          (103,255)           (73,460)           (61,637)
Interest Paid                                                                         (29,068)           (31,668)           (22,502)
                                                                                    ---------          ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              36,919             25,068             10,430
                                                                                    ---------          ---------          ---------
INVESTING ACTIVITIES:

Proceeds from Sale of equipment                                                         5,200               --                 --
Capital expenditures                                                                  (38,921)           (23,594)           (17,321)
Acquisition of other assets                                                              (489)            (1,643)            (1,160)
Acquisition/exchange of wireless telephone systems                                    (34,908)               396            (49,173)
Acquisition of personal communications service license                                 60,006            (44,813)           (11,069)
Cash advances to subsidiary                                                           (54,507)           (15,327)              (264)
Capital returned from equity investments                                                6,863              6,870              2,896
Capital contributed to equity investments                                              (2,877)            (1,463)            (3,783)
                                                                                    ---------          ---------          ---------

NET CASH (USED IN) INVESTING ACTIVITIES                                               (59,633)           (79,574)           (79,874)
                                                                                    ---------          ---------          ---------

FINANCING ACTIVITIES:

Proceeds from long-term debt                                                           45,000                               100,000
Principal payments on long-term debt                                                  (40,000)                                 --
Debt issuance costs paid                                                                 (648)              (304)            (4,414)
Proceeds from issuance of Class A and B Common Stock                                      132                456             87,136
Dividends paid on preferred stock                                                      (8,226)
                                                                                    ---------          ---------          ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (3,742)              (152)           182,194
                                                                                    ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (26,456)           (54,354)           113,278

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           67,274            121,628              8,350
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  40,818          $  67,274          $ 121,628
                                                                                    =========          =========          =========









                   See notes to condensed financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                                               YEAR ENDED MAY 31,
                                                                                      -----------------------------------
                                                                                        1997           1996       1995
                                                                                      ----------   ---------   ----------
Reconciliation of net loss to net cash provided by
operating activities:

Net loss                                                                               $(33,295)   $(16,631)   $ (32,730)
                                                                                        --------    --------    --------
Adjustments to reconcile  net loss to net cash provided by
operating activities:

Depreciation and amortization                                                            77,392      70,910      65,632
Minority interest in income of subsidiaries                                                 153          15          69
Deferred income tax-decrease                                                            (10,623)    (13,000)    (15,995)
Equity in undistributed earnings of investee companies                                    2,034      (9,411)     (4,607)
Gain on sale of assets                                                                   (3,819)     (4,176)
Other                                                                                     1,800      (4,131)        570
Change in assets and liabilities net of effects of acquired/exchanged wireless telephone systems:
     Accounts receivable - (increase)                                                    (2,158)     (4,689)     (5,318)
     Prepaid expense and other current assets - (increase)/decrease                      (2,103)       (411)         72
     Accounts payable and accrued expenses - increase                                     4,855       4,605       1,433
     Customer deposits and prepayments - increase                                         2,683       1,987       1,304
                                                                                       --------    --------    --------

Total adjustments                                                                        70,214      41,699      43,160
                                                                                       --------    --------    --------
Net Cash Provided by Operating Activities                                              $ 36,919    $ 25,068    $ 10,430
                                                                                       ========    ========    ========


                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                              MAY 31,     MAY 31,
                                                               1997        1996
                                                            ---------    ---------
 ASSETS
 Cash and cash equivalents                                  $  40,819    $  67,274
 Accounts receivable                                           28,753       20,210
 Prepaid expenses and other current assets                      4,226        2,056
                                                            ---------    ---------
     TOTAL CURRENT ASSETS                                      73,798       89,540

 PROPERTY PLANT AND EQUIPMENT - net                           102,230       75,808
 EQUITY INVESTMENT IN WIRELESS SYSTEMS - net                   75,814       99,079
 DEBT ISSUANCE COSTS                                            6,986        7,738
 CELLULAR TELEPHONE LICENSES                                  285,202      30O,206
 PERSONAL COMMUNICATIONS SERVICE LICENSE                         --         60,007
 GOODWILL                                                     130,065      133,907
 OTHER ASSETS                                                   1,961        2,631
 DUE FROM SUBSIDIARY                                            7,321       15,594
                                                            ---------    ---------
     TOTAL ASSETS                                           $ 683,377    $ 784,510
                                                            =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                       $   1,692    $    --
     Accrued Interest Payable                                   2,880        2,299
     Other Accrued expenses                                    25,922       17,758
     Customers' deposits and prepayments                        7,665        4,961
     Payable to affiliate                                         399          768
                                                            ---------    ---------
     TOTAL CURRENT LIABILITIES                                 38,558       25,786

 LONG-TERM DEBT                                               355,000      350,000
 DEFERRED LIABILITY                                             2,200        2,200
 DEFERRED INCOME TAXES                                         43,977       56,588


 PREFERRED STOCK:
     Convertible redeemable preferred stock                   186,287      182,813
     Second series convertible redeemable preferred stock       7,252        7,117

 COMMON STOCKHOLDERS' EQUITY:
     Common stock                                                 270          270
     Additional paid-in capital                               306,925      383,533
     Accumulated deficit                                     (252,291)    (218,996)
                                                            ---------    ---------
                                                               54,904      164,807
     Less: Cost of Common shares in treasury                   (1,801)      (1,801)
           Shareholder note receivable                         (3,000)      (3,000)
                                                            ---------    ---------
TOTAL COMMON STOCKHOLDERS' EQUITY                              50,103      160,006
                                                            ---------    ---------
     TOTAL                                                  $ 683,377    $ 784,510
                                                            =========    =========


                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANICAL INFORMATION
                             (Amounts in thousands)

1. BASIS OF PRESENTATION

        The attached condensed financial information of Registrant represents the financial statements of Centennial Cellular Corp. and subsidiaries exclusive of Puerto Rico Wireless. Within this condensed financial information, the Registrant's investment in Puerto Rico Wireless has been accounted for using the equity method. Within the Company's consolidated financial statements, however, the financial statements of Puerto Rico Wireless have been consolidated for financial reporting purposes. The inclusion of the attached condensed financial information of Registrant is required due to certain restrictions placed on the net assets of Puerto Rico Wireless under the Puerto Rico Wireless Credit Facility (See note 7 to Consolidated Financial Statements).

2. PERSONAL COMMUNICATIONS SERVICE LICENSE ("PCS")

        On October 29, 1996 the Federal Communications Commission granted consent to the assignment of the PCS license acquired in March 1995 from the Registrant to Puerto Rico Wireless. On December 13, 1996, the Registrant contributed to Puerto Rico Wireless the PCS license and certain PCS property and equipment as follows:

        Property, plant and equipment       $      3
        PCS license                           62,605
                                            --------
        Total assets contributed            $ 62,608
                                            ========

3. LONG-TERM DEBT

See Note 7 to the consolidated financial statements for details of long-term debt.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August, 1997.

                                        CENTENNIAL CELLULAR CORP.

                                        By: /s/ Bernard P. Gallagher
                                            -----------------------------------
                                                  Bernard P. Gallagher
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1997 has been signed below by the following persons in the capacities indicated on the 15th day of August, 1997.



                                                                  Title
                                                                  ------
/s/ Bernard P. Gallagher                     Chairman, Chief Executive Officer and Director
-------------------------------------        (Principal Executive Officer)
Bernard P. Gallagher


/s/Scott N. Schneider                        Senior Vice President, Treasurer, Chief Financial
-------------------------------------        Officer, Chief Accounting Officer and Director
Scott N. Schneider                           (Principal Financial and Accounting Officer)


/s/Daryl A. Ferguson
-------------------------------------        Director
Daryl A. Ferguson


/s/Rudy J. Graf
-------------------------------------        Director
Rudy J. Graf


/s/William M. Kraus
-------------------------------------        Director
William M. Kraus


/s/David Z. Rosensweig
-------------------------------------        Director
David Z. Rosensweig


-------------------------------------        Director
Peter J. Solomon



/s/Frank Tow
-------------------------------------        Director
Frank Tow


                                      II-1


                                  EXHIBIT INDEX

        Exhibit
        Number                                    Exhibit
        ------                                    --------

          3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 and incorporated herein by reference).

          3.2 By-laws of the Registrant as revised through February 11, 1992, (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference).

          4.1 Registration Rights Agreement, dated August 30, 1991, among the Registrant, Century Holding and Citizens Utilities Company (filed as Exhibit 4.2 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

          4.2 Stock Transfer Agreement, dated August 30, 1991, by and among the Registrant, Century Holding and Citizens Utilities Company (filed as Exhibit 4.3 to Amendment No. 1 to the 1991 Form S-1 and incorporated herein by reference, said Amendment No. 1 having been filed with the Commission on October 7, 1991).

          4.3 Senior Indenture, dated as of November 15, 1993, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 15, 1993, and incorporated herein by reference, said Current Report on Form 8-K having been filed with the Commission on November 15, 1993).

          4.4 First Supplemental Indenture, dated as of November 15, 1993, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 15, 1993, and incorporated herein by reference, said Current Report on Form 8-K having been filed with the Commission on November 15, 1993).

          4.5 Second Supplemental Indenture, dated as of May 11, 1995, between the Registrant and Bank of Montreal Trust Company, as Trustee, (filed as Exhibit 4.3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference).

        Exhibit
        Number                                    Exhibit
        ------                                    --------

          4.6 $130,000,000 Credit Agreement, dated as of April 25, 1997, among Centennial Puerto Rico Wireless Corporation, as Borrower, Citibank, N.A., as Administrative Agent and CIBC Inc., Credit Lyonnais, New York Branch and Societe Generale, New York Branch, as Co-Agents.

          4.7 Amendment No. 1, dated as of April 22, 1997, between the Registrant and Citibank, N.A., individually and as Administrative Agent.

         10.1 Conflicts/Non-Compete Agreement by and among the Registrant, Century Holding, Century and Citizens Utilities Company, dated as of August 30, 1991, (filed as Exhibit 10.1 to Amendment No. 1 to the 1991 Form S-1 and incorporated herein by reference, said Amendment No. 1 having been filed with the Commission on October 7, 1991).

         10.2 Extension and Renewal Agreement, dated March 21, 1997, effective as of August 30, 1996, between Century Cellular Holding Corp. and the Registrant (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the quarterly period ended February 28, 1997 and incorporated herein by reference).

         10.3 Conditional Buy-Sell Agreement for Cellular Markets 151-305 and Joint Agreement, as amended, (filed as Exhibit 10.7 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

         *10.4            1991 Stock Option Plan, as amended, (filed as Exhibit
                          10.10 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

         *10.5            Incentive Award Plan, as amended, (filed as Exhibit
                          10.11 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

         *10.6 1991 Employee Stock Purchase Plan, as amended, (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

         *10.7            1993 Management Equity Incentive Plan, (filed as
                          Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and

        Exhibit
        Number                                    Exhibit
        ------                                    --------

                          incorporated herein by reference).

         *10.8 1993 Non-Employee/Officer Directors' Stock Option Plan, (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

         *10.9 1991 Stock Equivalent Plan (filed as Exhibit 10.13 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

          10.10 Agreement establishing Sacramento Valley Limited Partnership, as amended, among PacTel Mobile Access, Roseville Telephone Co., Citizens Utilities Company of California and Contel Mobilcom, Inc., (filed as
                          Exhibit 10.14 to the 1991 Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

          10.11 Agreement establishing GTE Mobilnet of San Francisco Limited Partnership, as amended, (filed as Exhibit
                          10.15 to the 1991 Form S-1 and incorporated herein by reference), said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

         *10.12 Employment Agreement dated as of January 1, 1994 between the Registrant and Rudy J. Graf, (filed as
                          Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

         *10.13 Employment Agreement dated as of January 1, 1994 between the Registrant and Phillip Mayberry, (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

         *10.14 Employment Agreement dated as of January 1, 1994 between the Registrant and Thomas Cogar, (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

         *10.15 Employment Agreement, dated as of September 1, 1995, between the Registrant and Robert Braden (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

        Exhibit
        Number                                    Exhibit
        ------                                    --------

       'D'10.16       Facilities Agreement dated as of January 2, 1995
                          between Century ML Cable Venture and Century-ML Cable Corporation.

       'D'10.17       $50,000,000 Credit Agreement, dated as of September 12
                          ,1996, between the Registrant and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference).

       'D'11              Computation of loss per common share.

       'D'12              Computation of ratios.

       'D'21              Subsidiaries of the Registrant.

       'D'23.1            Consent of Deloitte & Touche LLP.

       'D'27              Financial Data Schedule.

----------------------
           * Constitutes a management contract or compensatory plan or arrangement.

         'D'              Filed herewith.

               STATEMENT OF DIFFERENCES
               ------------------------



The dagger symbol shall be expressed as ... 'D'