Form 10-Q
period 1997-08-31
CENTENNIAL CELLULAR CORP
filed 1997-10-07
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1997
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    for the transition period from         to
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

Class A Common - 15,885,875 outstanding shares as of October 2, 1997 Class B Common - 10,544,113 outstanding shares as of October 2, 1997

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                                    August 31,
                                                                                                      1997                  May 31,
                                                                                                   (Unaudited)               1997
                                                                                                    --------                --------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                     $ 46,510                $ 43,415
      Accounts receivable, less allowance for doubtful
          accounts of $2,700 and $2,130, respectively                                                 30,490                  29,991
      Prepaid expenses and other current assets                                                        6,015                   4,836
                                                                                                    --------                --------
        TOTAL CURRENT ASSETS                                                                          83,015                  78,242

PROPERTY, PLANT AND EQUIPMENT - net                                                                  189,295                 177,292

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                          93,421                  94,153

DEBT ISSUANCE COSTS, less accumulated amortization of
       $4,212 and $3,606, respectively                                                                 9,383                   9,863

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $226,213 and $213,739, respectively                                            272,728                 285,202

PERSONAL COMMUNICATIONS SERVICE LICENSE, less accumulated
      amortization $1,147 and $755, respectively                                                      61,611                  62,004

GOODWILL, less accumulated amortization of $24,143
      and $23,185, respectively                                                                      129,107                 130,065

OTHER ASSETS - net                                                                                     7,809                   8,029
                                                                                                    --------                --------
        TOTAL                                                                                       $846,369                $844,850
                                                                                                    ========                ========









                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)


                                                                                                      August 31,
                                                                                                         1997               May 31,
                                                                                                     (Unaudited)             1997
                                                                                                     -----------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                             $   3,747           $   1,754
         Accrued expenses and other current liabilities                                                  57,794              61,056
         Payable to affiliate                                                                               603                 442
                                                                                                      ---------           ---------
                  TOTAL CURRENT LIABILITIES                                                              62,144              63,252

LONG-TERM DEBT                                                                                          449,500             429,000
DEFERRED LIABILITY                                                                                        2,200               2,200
DEFERRED INCOME TAXES                                                                                    41,115              43,977

PREFERRED STOCK:

Convertible redeemable preferred stock
   (at aggregate liquidation value which approximates the fair market value), par value $.01 per share, 102,187 shares authorized; issued and outstanding
   102,187 shares (redemption value of $1,823.00 per share)                                             186,287             186,287

Second series convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value), par value $.01 per share,
   3,978 shares authorized; issued and outstanding 3,978 shares (redemption
   value of $1,823.00 per share)                                                                          7,252               7,252

Senior preferred stock, par value $.01 per share, dividend
   rate 14%, 250,000 shares authorized, none issued                                                        --                  --

Additional preferred stock, par value $.01 per share, authorized 10,000,000 shares, 3,978 shares issued as second series convertible redeemable
   preferred stock                                                                                         --                  --

COMMON STOCKHOLDERS' EQUITY:
   Common stock par value $.01 per share:
       Class A, 1 vote per share, 100,000,000 shares authorized,
         issued and outstanding 16,513,270 and 16,492,884 shares, respectively                              165                 165
       Class B, 15 votes per share, 50,000,000 shares authorized,
         issued and outstanding  10,544,113 shares                                                          105                 105
       Additional paid-in capital                                                                       365,671             369,704
       Accumulated deficit                                                                             (259,077)           (252,291)
                                                                                                      ---------           ---------
                                                                                                        106,864             117,683
       Less:  Cost of  350,809, and 88,809, respectively, Class A common shares
                 in treasury                                                                             (5,993)             (1,801)
              Shareholder note receivable                                                                (3,000)             (3,000)
                                                                                                      ---------           ---------
       TOTAL COMMON STOCKHOLDERS' EQUITY                                                                 97,871             112,882
                                                                                                      ---------           ---------
              TOTAL                                                                                   $ 846,369           $ 844,850
                                                                                                      =========           =========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                                        Three Months Ended
                                                                                            ----------------------------------------
                                                                                                August 31,                August 31,
                                                                                                  1997                      1996
                                                                                              ----------                 ----------
REVENUE:
    Service revenue - Domestic                                                              $     43,707               $     30,857
    Service revenue - Puerto Rico                                                                  7,373                       --
    Equipment sales                                                                                1,109                        766
    Interest income                                                                                  664                        742
                                                                                              ----------                 ----------
                                                                                                  52,853                     32,365
                                                                                              ----------                 ----------
COSTS AND EXPENSES:
    Cost of equipment sold                                                                         4,073                      2,703
    Cost of services - Domestic                                                                    5,728                      4,174
    Cost of services - Puerto Rico                                                                 2,154                        592
    Selling, general and administrative - Domestic                                                12,180                      9,028
    Selling, general and administrative - Puerto Rico                                              5,784                        786
    Depreciation and amortization - Domestic                                                      19,974                     18,464
    Depreciation and amortization - Puerto Rico                                                    5,088                         17
                                                                                              ----------                 ----------
                                                                                                  54,981                     35,764
                                                                                              ----------                 ----------
OPERATING LOSS                                                                                    (2,128)                    (3,399)
                                                                                              ----------                 ----------
INCOME FROM EQUITY INVESTMENTS                                                                     4,206                      3,662
GAIN ON SALE OF ASSETS                                                                                 5                         48
INTEREST EXPENSE - DOMESTIC                                                                        8,538                      6,823
INTEREST EXPENSE - PUERTO RICO                                                                     2,167                        218
                                                                                              ----------                 ----------
LOSS BEFORE INCOME TAX BENEFIT
    AND MINORITY INTEREST                                                                         (8,622)                    (6,730)

INCOME TAX BENEFIT                                                                                (1,971)                      (755)
                                                                                              ----------                 ----------
    LOSS BEFORE MINORITY INTEREST                                                                 (6,651)                    (5,975)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                                                         (135)                      (132)
                                                                                              ----------                 ----------
        NET LOSS                                                                            $     (6,786)              $     (6,107)
                                                                                              ==========                 ==========
DIVIDEND REQUIREMENT ON PREFERRED STOCK                                                     $      4,113               $      3,610
                                                                                              ==========                 ==========
LOSS APPLICABLE TO COMMON SHARES                                                            $    (10,899)              $     (9,717)
                                                                                              ==========                 ==========
LOSS PER COMMON SHARE                                                                       $       (.41)              $       (.36)
                                                                                              ==========                 ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD                                                             26,860,000                 26,932,000
                                                                                              ==========                 ==========


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                                                                          Common Stock
                                                             -----------------------------------------------------------------------
                                                                          Class A                                Class B
                                                             -------------------------------         ------------------------------
                                                                Shares             Dollars              Shares             Dollars
                                                             -----------        ------------         -----------         -----------
Balance at June 1, 1996                                       16,461,858          $      165          10,544,113          $      105

Common Stock
   issued in connection with
   incentive plans                                                31,026                --                  --                  --

Preferred stock dividends                                           --                  --                  --                  --

Income tax benefit - stock options exercised                        --                  --                  --                  --

Net loss                                                            --                  --                  --                  --
                                                              ----------          ----------          ----------          ----------
Balance at May 31, 1997                                       16,492,884                 165          10,544,113                 105

Common Stock issued in
   connection with incentive
   plans                                                          20,386                --                  --                  --

Preferred stock dividends                                           --                  --                  --                  --

Treasury stock purchases
  (262,000 shares)                                                  --                  --                  --                  --

Net loss                                                            --                  --                  --                  --
                                                              ----------          ----------          ----------          ----------
Balance at August 31, 1997 - (unaudited)                      16,513,270          $      165          10,544,113          $      105
                                                              ==========          ==========          ==========          ==========






                                                      Additional                      Shareholder
                                                       Paid-In          Treasury          Note         (Accumulated
                                                       Capital            Stock        Receivable        Deficit)          Total
                                                      ---------        ---------        ---------        ---------        ---------
Balance at June 1, 1996                               $ 383,533        $  (1,801)       $  (3,000)       $(218,996)       $ 160,006

Common Stock
   issued in connection with
   incentive plans                                          132             --               --               --                132

Preferred stock dividends                               (15,948)            --               --               --            (15,948)

Income tax benefit - stock options exercised              1,987             --               --               --              1,987

Net loss                                                   --               --               --            (33,295)         (33,295)
                                                      ---------        ---------        ---------        ---------        ---------
Balance at May 31, 1997                                 369,704           (1,801)          (3,000)        (252,291)         112,882

Common Stock issued in
   connection with incentive
   plans                                                     80             --               --               --                 80

Preferred stock dividends                                (4,113)            --               --               --             (4,113)

Treasury stock purchases
  (262,000 shares)                                         --             (4,192)            --               --             (4,192)

Net loss                                                   --               --               --             (6,786)          (6,786)
                                                      ---------        ---------        ---------        ---------        ---------
Balance at August 31, 1997 - (unaudited)              $ 365,671        $  (5,993)       $  (3,000)       $(259,077)       $  97,871
                                                      =========        =========        =========        =========        =========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                       Three Months Ended
                                                                                               -------------------------------------
                                                                                               August 31,                 August 31,
                                                                                                  1997                       1996
                                                                                               --------                    --------
OPERATING ACTIVITIES:

   Cash received from subscribers and others                                                   $ 57,091                    $ 37,087
   Cash paid to suppliers, employees and
      governmental agencies                                                                     (34,848)                    (28,888)
   Interest paid                                                                                 (1,953)                       --
                                                                                               --------                    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  20,290                       8,199
                                                                                               --------                    --------

INVESTING ACTIVITIES:

   Capital expenditures                                                                         (34,759)                    (23,481)
   Acquisition of other assets                                                                      (33)                    (11,059)
   Distributions received from equity investments                                                 5,447                       1,385
   Capital contributed to equity investments                                                       --                          (213)
                                                                                               --------                    --------
      NET CASH USED IN INVESTING ACTIVITIES                                                     (29,345)                    (33,368)
                                                                                               --------                    --------
FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                                  25,500                        --
   Repayment of long-term debt                                                                   (5,000)                       --
   Debt issuance costs paid                                                                        (125)                       --
   Proceeds from issuance of Class A and B Common Stock                                              80                        --
   Dividends paid                                                                                (4,113)                       --
   Treasury stock purchases                                                                      (4,192)                        (40)
                                                                                               --------                    --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        12,150                         (40)
                                                                                               --------                    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              3,095                     (25,209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   43,415                      67,297
                                                                                               --------                    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 46,510                    $ 42,088
                                                                                               ========                    ========





                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                             (Amounts in thousands)



                                                                                                          Three Months Ended
                                                                                                ------------------------------------
                                                                                                August 31,                August 31,
                                                                                                  1997                       1996
                                                                                                --------                   --------
RECONCILIATION OF NET LOSS TO NET CASH  PROVIDED BY
    OPERATING ACTIVITIES:

    Net loss                                                                                    $ (6,786)                  $ (6,107)
                                                                                                --------                   --------
Adjustments to reconcile net loss to net cash
    provided by operating activities:

    Depreciation and amortization                                                                 25,062                     18,481
    Minority interest in income of subsidiaries                                                      135                        132
    Deferred income taxes - decrease                                                              (2,862)                    (2,517)
    Equity in undistributed earnings of investee companies                                        (4,206)                    (3,662)
    Other                                                                                            601                     (1,077)
    Change in assets and liabilities net of effects of
        acquired, wireless telephone systems:
           Accounts receivable - (increase)                                                       (4,082)                    (2,229)
           Prepaid expenses and other current assets -
              (increase)                                                                          (1,179)                      (712)
           Accounts payable and accrued expenses -
              increase                                                                            12,950                      5,362
           Customer deposits and prepayments -
              increase                                                                               657                        528
                                                                                                --------                   --------
    Total adjustments                                                                             27,076                     14,306
                                                                                                --------                   --------
Net cash provided by operating activities                                                       $ 20,290                   $  8,199
                                                                                                ========                   ========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (Dollar amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of August 31, 1997 and the results of its consolidated operations and cash flows for the three months ended August 31, 1997 and August 31, 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K. The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The consolidated financial statements at August 31, 1997, and for the three months ended August 31, 1997, and 1996 are unaudited. The consolidated balance sheet at May 31, 1997 is audited. The
August 31, 1997 and 1996 financial statements do not include all disclosures required by generally accepted accounting principles.

NOTE 2. ACCOUNT ANALYSIS

Accrued expenses and other current liabilities consists of the following:

                                       August 31,    May 31,
                                          1997        1997
                                       ----------   --------
Accrued interest payable                $11,683     $ 3,482
Customer deposits and prepayments         8,384       7,727
Accrued roamer service                    4,824       4,247
Accrued dividend on preferred stock       4,113       4,113
Accrued fiber buildout                    6,000       6,000
Accrued unpaid invoices                    --         9,620
Accrued miscellaneous                    22,790      25,867
                                        -------     -------
                                        $57,794     $61,056
                                        =======     =======

NOTE 3.  CREDIT FACILITIES

The Company entered into a $75,000 revolving credit facility with Citibank, N.A. on September 12, 1996, which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note

Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests (as defined). The Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of August 31, 1997, no amounts were outstanding under the Credit Facility. The Company was in compliance with the covenants of the Credit Facility at August 31, 1997.

On April 25, 1997, Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving Credit Facility with Citibank, N.A. as agent which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of Personal Communications Services ("PCS"), competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and were used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate", as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows (as defined), the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Failure to satisfy such covenants would constitute a default under the Puerto Rico Credit Facility in which event the lenders could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. At August 31, 1997, $99,500 was outstanding under the Puerto Rico Credit Facility.

The Company and its subsidiaries were in compliance with all covenants of their debt agreements at August 31, 1997.

NOTE 4.  ACQUISITION

On September 12, 1996, the Company acquired, for approximately $34,908 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,429 of the purchase price was allocated to cellular telephone licenses.

The summary pro-forma information includes the operations of the Company as if the Benton Harbor acquisition had been consummated as of June 1, 1996.

                                                   Three Months Ended
                                                     August 31, 1996
                                                     ---------------
                                                        (Unaudited)

                  Revenues                               $33,635
                  Net loss                                (5,067)
                  Loss per common share                     (.32)

Pro-forma loss per common share for the three months ended August 31, 1996 is calculated on a fully diluted basis using the pro-forma average number of common shares outstanding during the period.

NOTE 5.  REVENUE RECOGNITION

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of land line charges of $8,850 and $7,212, for the three months ended August 31, 1997 and 1996, respectively.

NOTE 6.  LOSS PER COMMON SHARE

Loss per common share does not include any shares of common stock equivalents for the three month periods ended August 31, 1997 and 1996, respectively, as their effect would be anti-dilutive. Loss per common share includes a charge for the accretion in liquidation value of preferred stock and the dividend payable on preferred stock.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is controlled by Century Communications Corp. ("Century"). Century has an approximately 32% common stock interest and through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share) an approximate 74% voting interest in the Company as of August 31, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the three months ended August 31, 1997, the Company has recorded expenses of $250 under the Services Agreement. Such amount is recorded within accrued expenses on the Company's consolidated balance sheet at August 31, 1997.

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, the Company purchased 262,000 shares of its own Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, the Company purchased 280,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $4,938. These shares have been accounted for as treasury shares. As of October 1, 1997, the Company is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

The Company has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets at August 31, 1997.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary Earnings Per Share ("EPS") on the face of the statement of operations. Adoption of SFAS 128 will not result in a change of EPS previously reported by the Company using APB 15. Disclosure of Diluted EPS is not required due to the anti-dilutive effect of the Company's equity instruments.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structures," Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company believes these Statements will not have a material impact on the consolidated financial statements of the Company when adopted.

NOTE 9.  SEGMENT INFORMATION

The Company's consolidated financial statements include two distinct business segments. The Domestic Wireless telephone segment ("Domestic") owns, operates and invests in wireless telephone systems in the domestic United States. The Company's Puerto Rico Wireless telephone segment ("Puerto Rico") began providing wireless telephone service in Puerto Rico on December 12, 1996. The Company also plans to participate in the alternative access business in Puerto Rico.

Information about the Company's operations in its two business segments for the three months ended August 31, 1997 and 1996 is as follows:

                                     Three Months Ended
                                  --------------------------
                                  August 31,      August 31,
                                     1997           1996
                                  ----------      ---------
Gross revenue:

       Domestic                    $  45,133      $  32,365
       Puerto Rico                     7,720           --
                                   ---------      ---------

                                   $  52,853      $  32,365
                                   =========      =========
Operating income (loss):

       Domestic                    $   3,339      $  (2,004)
       Puerto Rico                    (5,467)        (1,395)
                                   ---------      ---------

                                   $  (2,128)     $  (3,399)
                                   =========      =========
Net income (loss):

       Domestic                    $     847      $  (4,494)
       Puerto Rico                    (7,633)        (1,613)
                                   ---------      ---------

                                   $  (6,786)     $  (6,107)
                                   =========      =========
Assets, at end of period:

       Domestic                    $ 682,629      $ 697,035
       Puerto Rico                   163,740         86,003
                                   ---------      ---------

                                   $ 846,369      $ 783,038
                                   =========      =========
Depreciation and amortization:

       Domestic                    $  19,974      $  18,464
       Puerto Rico                     5,088             17
                                   ---------      ---------

                                   $  25,062      $  18,481
                                   =========      =========
Capital expenditures:

       Domestic                    $   5,618      $  14,544
       Puerto Rico                    29,141          8,937
                                   ---------      ---------

                                   $  34,759      $  23,481
                                   =========      =========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (Amounts in thousands, except subscriber, pop and share data)

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired cellular licenses for twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, on June 23, 1995, the Company acquired one of two Metropolitan Trading Areas ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands (the "Puerto Rico Wireless Telephone System"). Certain of the Company's operations are in a developmental stage, and the Company's Puerto Rico Wireless Telephone System is in the start-up and construction stage. On December 12, 1996 the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the Puerto Rico Wireless Telephone System. The Puerto Rico PCS telephone services operations accounted for $7,720 in revenue for the three months ended August 31, 1997 and had approximately 32,800 subscribers as of August 31, 1997.

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

The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build out its recently acquired Puerto Rico telecommunications network, and to pay debt service and preferred stock dividends. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that the Company will continue to have access to such sources of funds.

Three Months ended August 31, 1997 and August 31, 1996

Revenue for the three months ended August 31, 1997 was $52,853, an increase of $20,488 or 63% over revenue of $32,365 for the three months ended August 31, 1996, reflecting growth in subscriptions to and increased usage of wireless telephone service. The acquisition of the Benton Harbor, Michigan wireless telephone market accounted for approximately $1,847 or 9% of the increase in revenue. The

Puerto Rico Wireless Telephone System contributed $7,720 or 38% of the increase in revenue.

Revenue from the sale of wireless telephones to subscribers for the three months ended August 31, 1997 increased by $343 to $1,109 or 45% as compared to the three months ended August 31, 1996. The increase in revenue was due to a larger number of telephone units sold during the current three month period.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions, maintenance of the current subscriber base, and the average revenue per subscriber. Wireless subscribers at August 31, 1997 were approximately 231,600, an increase of 65% from the 140,600 subscribers at August 31, 1996. Increases from new activations of 128,900 and 7,500 subscribers from acquisition were offset by subscriber cancellations of 45,400. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 32,800 subscribers at August 31, 1997, and, as a result, accounted for 36% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended August 31, 1997, was $79 as compared to $74 for the three months ended August 31, 1996. The average monthly revenue per subscriber was approximately $76 in the domestic markets, as compared to approximately $104 in the Company's Puerto Rico operations. The Company expects that per subscriber revenue will be impacted by competition and the expansion of its local service calling areas.

Cost of services during the three months ended August 31, 1997 was $7,882, an increase of $3,116 or 65% from the three months ended August 31, 1996. The increase was due to the variable costs associated with a larger revenue and subscription base, increased wireless coverage areas resulting from both the continued expansion of the Company's network, the acquisition completed during the fiscal year ended May 31, 1997 and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $2,154 and $592 for the three months ended August 31, 1997 and 1996, respectively.

Cost of equipment sold during the three months ended August 31, 1997 was $4,073, an increase of $1,370 or 51% as compared to the three months ended August 31, 1996. The primary reason was an increase in the number of telephone units sold. Cost of equipment sold for the Puerto Rico Wireless Telephone system were $160 and $0 for the three months ended August 31, 1997 and 1996, respectively.

Selling, general and administrative expenses rose to $17,964 for the three months ended August 31, 1997, an increase of $8,150 or 83% above the expenses of $9,814 for the three months ended August 31, 1996. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the commencement of PCS telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $5,784 and $786 for the three months ended August 31, 1997 and 1996, respectively.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its existing wireless telephone business continues. In addition, the Company expects that the development of its recently acquired markets as well as its participation in the Puerto Rico telecommunications business will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the three months ended August 31, 1997 was $25,062, an increase of $6,581 or 36% over the three months ended August 31, 1996. The increase results from acquisitions and capital expenditures made during the quarter ended August 31, 1997 and during the fiscal year ended May 31, 1997 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System was $5,088 or 77% of the increase.

The operating loss for the three months ended August 31, 1997 was $2,128, a decrease of $1,271 or 37% from the loss of $3,399 for the three months ended August 31, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $5,467 for the three months ended August 31, 1997.

Interest expense was $10,705 for the three months ended August 31, 1997, an increase of $3,664 or 52% from the three months ended August 31, 1996. Gross interest costs for the three months ended August 31, 1996 include $1,299 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the three months ended August 31, 1997 and 1996 were $10,705 and $8,340, respectively. The increase in gross interest costs reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the three months ended August 31, 1997 was $441,103, an increase of $91,103 as compared to the average debt level of $350,000 during the three months ended August 31, 1996. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico PCS business. The Company's weighted average interest rate increased to 9.7% for the three months ended August 31, 1997 from 9.5% for the three months ended August 31, 1996.

After income attributable to minority interests in subsidiaries for the three months ended August 31, 1997, a pretax loss of $8,757 was incurred, as compared to a pretax loss of $6,862 for the three months ended August 31, 1996. The income tax benefit of $1,971 for the three months ended August 31, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $6,786 for the three months ended August 31, 1997 represents an increase of $679 or 11% from the net loss of $6,107 for the three months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended August 31, 1997, earnings were less than fixed charges by $8,622. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $25,062 relating to depreciation and amortization.

During the three months ended August 31, 1997, the Company made capital expenditures of $34,759, primarily to continue the construction of its Puerto Rico telecommunications network and its domestic wireless telephone systems as well as to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone System were $29,141 for the three months ended August 31, 1997, representing 84% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $19,408 to continue the buildout of the Company's PCS network infrastructure and $9,733 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its wireless telephone systems. During the twelve month period ending May 31, 1998, the Company anticipates capital expenditures in its domestic wireless markets of approximately $30,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1998 will be approximately $35,000. The Company is exploring various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In this regard, the Company entered into a $75,000 revolving credit facility with Citibank, N.A. on September 12, 1996, which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of August 31, 1997, no amounts were outstanding under the Credit Facility. The Company was in compliance with the covenants of the Credit Facility at August 31, 1997.

Additionally, on April 25, 1997, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving credit facility with Citibank, N.A. as agent which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and was used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. The Puerto Rico Credit Facility is non-recourse to the Company and requires CPRW to meet and maintain certain financial and operating covenants. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Breach of such covenants would constitute a default under the facility in which event the lenders could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor. At August 31, 1997, $99,500 was outstanding under the Puerto Rico Credit Facility. The Company was in compliance with the covenants of the Puerto Rico Credit Facility at August 31, 1997.

The Company has outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 31, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 31, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock shall receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, commencing in fiscal 1997, with respect to the preferred stock will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. On December 19, 1996, May 8, 1997 and August 1, 1997, the Company paid quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company will determine, the timing, amount, or distribution (if any) of additional preferred stock dividends.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business is expected to be capital intensive. Further, due to the start-up nature of the Puerto Rico telecommunications network, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications network is expected to be highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications network will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's wireless telephone operations and Puerto Rico telecommunications network will not be sufficient in the next several years to cover interest, the preferred stock dividends that may be declared and made payable and required capital expenditures.

The Company anticipates that shortfalls may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

The Company has filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of October 1, 1997, 4,239,231 shares remain available for future acquisitions.

The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of October 1, 1997, $400,000 remained available for issuance.

Although the net cash provided by operating activities for the three months ended August 31, 1997 was not sufficient to fund the Company's expenditures for property, plant and equipment of $34,759, funds required were available from cash on hand. The principal source of such cash was financing activities completed in prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

The Company's primary acquisition strategy is to acquire controlling ownership interests in wireless systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of the Company's Class A Common Stock, cash, assumption of liabilities or a combination thereof.

On September 12, 1996, the Company acquired, for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. A Net Pop is the market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a wireless telephone system in that market and "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

The Company has determined to pursue a strategy to sell or otherwise dispose of substantially all of its equity investments in cellular telephone systems representing approximately 1,100,000 Net Pops and has retained an investment banker to assist it in such disposition. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition.

COMMITMENTS AND CONTINGENCIES

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. Also, during the three months ended August 31, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, the Company purchased 262,000 shares of its own Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, the Company purchased 280,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $4,938.

These shares have been accounted for as treasury shares. As of October 1, 1997, the Company is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

The Company is controlled by Century. Century has an approximately 32% Common Stock interest and through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share) an approximate 74% voting interest in the Company at August 31, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. The Company has recorded expenses of $250 under the Services Agreement for the three months ended August 31, 1997. Such amount is recorded within Accrued Expenses on the Company's consolidated balance sheet at August 31, 1997.

                                    * * * * *
             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SERCURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate", "project" and similar expressions may identify forward-looking statements.

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone industry; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company' Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        NOT APPLICABLE

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's shareholders during the fiscal quarter ended August 31, 1997.

ITEM 5. Other Information

        On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. Also, during the three months ended August 31, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the three months ended August 31, 1997, the Company purchased 262,000 shares of its own Class A Common Stock in the open market for an aggregate purchase price of $4,192. Subsequent to August 31, 1997, the Company purchased 280,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $4,938. These shares have been accounted for as treasury shares. As of October 1, 1997, the Company is authorized to repurchase 3,458,000 additional shares of Class A Common Stock after giving effect to the shares repurchased to date.

ITEM 6. Exhibits and Report on Form 8-K

        Each exhibit identified below is filed as a part of this report.

        a) Exhibits

               Exhibit No.                 Description
               -----------                 -----------
               Exhibit 10 Amendment No. 2, dated as of July 28, 1997 to the Credit Agreement among the Company, each of the lenders thereto, and Citibank, N.A. as agent for the lenders.

               Exhibit 11   Statement re: computation of per share earnings
               Exhibit 27   Financial data schedule (EDGAR filing document only)

         b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October  6, 1997

                                  CENTENNIAL CELLULAR CORP.

                                  /S/ Scott N. Schneider
                                  ----------------------------------------------
                                  Scott N. Schneider
                                  Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)