Form 10-Q
period 1997-11-30
CENTENNIAL CELLULAR CORP
filed 1998-01-08
CIK 879573

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 30, 1997

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

Class A Common - 15,162,125 outstanding shares as of January 5, 1998 Class B Common - 10,544,113 outstanding shares as of January 5, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                      November 30,
                                                                         1997            May 31,
                                                                      (Unaudited)         1997
                                                                      ------------     ----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                      $     16,538      $   43,415
      Accounts receivable, less allowance for doubtful
          accounts of $3,166 and $2,130, respectively                      32,995          29,991
      Prepaid expenses and other current assets                             7,806           4,836
                                                                      ------------     ----------

        TOTAL CURRENT ASSETS                                               57,339          78,242

PROPERTY, PLANT AND EQUIPMENT - net                                       227,252         177,292

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                               91,007          94,153

DEBT ISSUANCE COSTS, less accumulated amortization of
       $4,841 and $3,606, respectively                                      8,780           9,863

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $238,686 and $213,739, respectively                 260,255         285,202

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $1,539 and $755, respectively                        61,219          62,004

GOODWILL, less accumulated amortization of $25,101
      and $23,185, respectively                                           128,149         130,065

OTHER ASSETS - net                                                          7,612           8,029
                                                                      ------------     ----------

        TOTAL                                                        $    841,613      $  844,850
                                                                      ------------     ----------
                                                                      ------------     ----------

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                    (Amounts in thousands, except share data)


                                                               November 30,
                                                                   1997                    May 31,
                                                               (Unaudited)                  1997
                                                             ---------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                     $   17,920                 $    1,754
         Accrued expenses and other current liabilities           48,882                     61,056
         Payable to affiliate                                        398                        442
                                                              ------------              ------------
                  TOTAL CURRENT LIABILITIES                       67,200                     63,252

LONG-TERM DEBT                                                   475,500                    429,000
DEFERRED LIABILITY                                                 2,200                      2,200
DEFERRED INCOME TAXES                                             36,521                     43,977

PREFERRED STOCK:

Convertible redeemable preferred stock
         (at aggregate liquidation value which approximates
         the fair market value), par value $.01 per share,
         102,187 shares authorized; issued and outstanding
         102,187 shares (redemption value of $1,823.00 per
         share)                                                  186,287                    186,287

Second series convertible redeemable preferred
         stock (at aggregate liquidation value which
         approximates the fair market value), par value
         $.01 per share, 3,978 shares authorized; issued
         and outstanding 3,978 shares (redemption value of
         $1,823.00 per share)                                      7,252                      7,252

Senior preferred stock, par value $.01 per share, dividend
         rate 14%, 250,000 shares authorized, none issued             -                          -

Additional preferred stock, par value $.01 per share,
         authorized 10,000,000 shares, 3,978 shares issued
         as second series convertible redeemable preferred
         stock                                                        -                          -

COMMON STOCKHOLDERS' EQUITY:
         Common stock par value $.01 per share:
             Class A, 1 vote per share, 100,000,000 shares
               authorized, issued and outstanding 16,520,134
               and 16,492,884 shares, respectively                  165                        165
             Class B, 15 votes per share, 50,000,000 shares
               authorized, issued and outstanding 10,544,113
               shares                                               105                        105
             Additional paid-in capital                         361,604                    369,704
             Accumulated deficit                               (268,703)                  (252,291)
                                                              ------------              ------------
                                                                 93,171                    117,683
             Less:  Cost of  1,270,009, and 88,809,
             respectively, Class A common shares
             in treasury                                        (23,518)                    (1,801)
                    Shareholder note receivable                  (3,000)                    (3,000)
                                                              ------------              ------------
                  TOTAL COMMON STOCKHOLDERS' EQUITY              66,653                    112,882
                                                              ------------              ------------
                           TOTAL                             $  841,613                 $  844,850
                                                              ------------              ------------
                                                              ------------              ------------


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                   Three Months Ended                       Six Months Ended
                                                         -----------------------------------        -------------------------------
                                                         November 30,           November 30,        November 30,      November 30,
                                                            1997                   1996                1997               1996
                                                         -----------            ------------        -----------       -------------
REVENUE:
         Service revenue - Domestic                      $   44,993              $   34,248           $   88,700        $   65,105
         Service revenue - Puerto Rico                       12,256                    -                  19,629               -
         Equipment sales                                      1,326                     633                2,435             1,399
         Interest income                                        559                     478                1,223             1,220
                                                         ----------              ----------           ----------        ----------
                                                             59,134                  35,359              111,987            67,724
                                                         ----------              ----------           ----------        ----------

COSTS AND EXPENSES:
         Cost of equipment sold - Domestic                    4,462                   3,966                8,375             6,669
         Cost of equipment sold - Puerto Rico                   102                    -                     262                 -
         Cost of services - Domestic                          6,406                   4,350               12,133             8,612
         Cost of services - Puerto Rico                       4,099                     577                6,254             1,081
         Selling, general and administrative - Domestic      15,020                  10,378               27,200            19,743
         Selling, general and administrative - Puerto Rico    6,701                   1,490               12,485             1,939
         Depreciation and amortization - Domestic            20,249                  19,270               40,223            37,735
         Depreciation and amortization - Puerto Rico          7,469                      40               12,557                56
                                                         ----------              ----------           ----------        ----------
                                                             64,508                  40,071              119,489            75,835
                                                         ----------              ----------           ----------        ----------

OPERATING LOSS                                               (5,374)                 (4,712)              (7,502)           (8,111)
                                                         ----------              ----------           ----------        ----------

INCOME FROM EQUITY INVESTMENTS                                3,246                   4,422                7,452             8,084
GAIN ON SALE OF ASSETS                                            7                       0                   12                48
INTEREST EXPENSE - DOMESTIC                                   8,582                   7,329               17,120            14,152
INTEREST EXPENSE - PUERTO RICO                                2,514                     389                4,681               607
                                                         ----------              ----------           ----------        ----------

LOSS BEFORE INCOME TAX BENEFIT
         AND MINORITY INTEREST                              (13,217)                 (8,008)             (21,839)          (14,738)

INCOME TAX BENEFIT                                           (3,712)                 (2,019)              (5,683)           (2,774)
                                                         ----------              ----------           ----------        ----------

         LOSS BEFORE MINORITY INTEREST                       (9,505)                 (5,989)             (16,156)          (11,964)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                    (121)                   (132)                (256)             (264)
                                                         ----------              ----------           ----------        ----------

                  NET LOSS                               $   (9,626)             $   (6,121)          $  (16,412)       $  (12,228)
                                                         ----------              ----------           ----------        ----------
                                                         ----------              ----------           ----------        ----------

DIVIDEND REQUIREMENT ON PREFERRED STOCK                  $    4,113              $    4,113           $    8,226        $    7,723
                                                         ----------              ----------           ----------        ----------
                                                         ----------              ----------           ----------        ----------

LOSS APPLICABLE TO COMMON SHARES                         $  (13,739)             $  (10,234)          $  (24,638)       $  (19,951)
                                                         ----------              ----------           ----------        ----------
                                                         ----------              ----------           ----------        ----------

LOSS PER COMMON SHARE                                    $    (.52)              $    (.38)           $    (.93)        $    (.74)
                                                         ----------              ----------           ----------        ----------
                                                         ----------              ----------           ----------        ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING DURING THE PERIOD                  26,340,000              26,935,000            26,601,000        26,932,000
                                                        -----------             -----------           ----------        ----------
                                                        -----------             -----------           ----------        ----------



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)





                                          Common Stock
                             -----------------------------------------
                                     Class A              Class B      Additional            Shareholder
                             --------------------  -------------------  Paid-In   Treasury     Note      (Accumulated
                                Shares    Dollars    Shares   Dollars   Capital    Stock     Receivable    Deficit)         Total
                             -----------  -------  ---------- --------  --------- ---------  -----------  ------------   ----------
Balance at June 1, 1996       16,461,858  $  165   10,544,113 $   105   $ 383,533 $ (1,801)   $ (3,000)   $ (218,996)    $  160,006

Common Stock
   issued in connection with
   incentive plans                31,026       -            -       -         132        -           -            -             132

Preferred stock dividends              -       -            -       -     (15,948)       -           -            -         (15,948)

Income tax benefit - stock
   options exercised                   -       -            -       -       1,987        -           -            -           1,987

Net loss                               -       -            -       -           -        -           -      (33,295)        (33,295)
                              ----------  ------   ---------- -------   --------- --------    --------    ----------     ----------

Balance at May 31, 1997       16,492,884     165   10,544,113     105     369,704   (1,801)     (3,000)    (252,291)        112,882

Common Stock issued in
   connection with incentive
   plans                          27,250       -            -       -         126        -           -            -             126

Preferred stock dividends              -       -            -       -      (8,226)       -           -            -          (8,226)

Treasury stock purchases
  (1,181,200 shares)                   -       -            -       -           -  (21,717)          -            -         (21,717)

Net loss                               -       -            -       -           -        -           -      (16,412)        (16,412)
                              ----------  ------   ---------- -------   --------- --------    --------    ---------     ----------

Balance at November 30,
   1997 (unaudited)           16,520,134   $ 165   10,544,113 $   105   $ 361,604 $(23,518)   $ (3,000)   $(268,703)     $   66,653
                              ==========  ======   ========== =======   ========= ========    ========    =========     ===========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                     Six Months Ended
                                                                               ------------------------------
                                                                               November 30,      November 30,
                                                                                   1997              1996
                                                                               ------------      ------------
OPERATING ACTIVITIES:


         Cash received from subscribers and others                             $  120,982        $   82,631
         Cash paid to suppliers, employees and
                  governmental agencies                                           (74,698)          (54,878)
         Interest paid                                                            (20,281)          (16,336)
                                                                               ----------        ----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                        26,003            11,417
                                                                               ----------        ----------

INVESTING ACTIVITIES:

         Capital expenditures                                                     (71,963)          (40,903)
         Acquisition of other assets                                               (6,076)          (11,072)
         Acquisition, disposition and exchange of wireless telephone systems            -           (34,928)
         Distributions received from equity investments                             8,693             3,738
         Capital contributed to equity investments                                    (65)             (236)
                                                                               ----------        ----------
                  NET CASH USED IN INVESTING ACTIVITIES                           (69,411)          (83,401)
                                                                               ----------        ----------

FINANCING ACTIVITIES:

         Proceeds from long-term debt                                              51,500            35,000
         Repayment of long-term debt                                               (5,000)           (5,000)
         Debt issuance costs paid                                                    (152)             (587)
         Proceeds from issuance of Class A and B Common Stock                         126               (39)
         Dividends paid                                                            (8,226)                -
         Treasury stock purchases                                                 (21,717)                -
                                                                               ----------        ----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                        16,531            29,374
                                                                               ----------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (26,877)          (42,610)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     43,415            67,297
                                                                               ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   16,538        $   24,687
                                                                               ----------        ----------
                                                                               ----------        ----------




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                             (Amounts in thousands)


                                                                             Six Months Ended
                                                                     -------------------------------
                                                                      November 30,      November 30,
                                                                          1997              1996
                                                                      ----------        ----------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
         OPERATING ACTIVITIES:

         Net loss                                                     $  (16,412)       $  (12,228)
                                                                      ----------        ----------

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                    52,780            37,791
         Minority interest in income of subsidiaries                         256               264
         Deferred income taxes - decrease                                 (7,456)           (4,671)
         Equity in undistributed earnings of investee companies           (7,452)           (8,084)
         Other                                                             1,223            (2,482)
         Change in assets and liabilities net of effects of
                  acquired, wireless telephone systems:
                    Accounts receivable - (increase) decrease             (7,183)              856
                    Prepaid expenses and other current assets -
                       (increase)                                         (2,970)           (5,776)
                    Accounts payable and accrued expenses -
                       increase                                           11,770             4,443
                    Customer deposits and prepayments -
                       increase                                            1,447             1,304
                                                                      ----------        ----------

         Total adjustments                                                42,415            23,645
                                                                      ----------        ----------

Net cash provided by operating activities                             $   26,003        $   11,417
                                                                      ----------        ----------
                                                                      ----------        ----------



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (Dollar amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of November 30, 1997 and the results of its consolidated operations and cash flows for the periods ended November 30, 1997 and 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1997 is audited. The November 30, 1997 and 1996 financial statements do not include all disclosures required by generally accepted accounting principles.

NOTE 2. ACCOUNT ANALYSIS

Accrued expenses and other current liabilities consists of the following:

                                           November 30,         May 31,
                                             1997                1997
                                            --------           --------
Accrued interest payable                    $  3,875           $ 3,482
Customer deposits and prepayments              9,174             7,727
Accrued roamer service                         4,701             4,247
Accrued dividend on preferred stock            4,113             4,113
Accrued fiber buildout                             -             6,000
Accrued miscellaneous                         27,019            35,487
                                            --------           --------
                                            $ 48,882           $61,056
                                            ========           =======

NOTE 3.  CREDIT FACILITIES

The Company entered into a $75,000 revolving credit facility with Citibank, N.A. on September 12, 1996, which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The interest rate payable on borrowings under the Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests (as defined). The Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of November 30, 1997, no amounts were outstanding under the Credit Facility.

On April 25, 1997, Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving credit facility with Citibank, N.A. as agent which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of Personal Communications Services ("PCS"), competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and were used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. The interest rate payable on borrowings under the Puerto Rico Credit Facility is based on, at the election of CPRW, (a) the "Base Rate", as defined, plus a margin of 1.50% or (b) the "Eurodollar Rate", as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified leverage ratios, as applicable. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows (as defined), the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. At November 30, 1997, $125,500 was outstanding under the Puerto Rico Credit Facility. CPRW is currently in negotiations to increase the credit availability under the Puerto Rico Credit Facility. There is no assurance that CPRW will be successful in this regard.

The Company and its subsidiaries were in compliance with all covenants of their debt agreements at November 30, 1997.

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

                                                     Six Months Ended
                                                      November 30, 1996
                                                     ------------------
                                                         (Unaudited)

                  Revenue                             $    68,994
                  Net loss                                (11,188)
                  Loss per common share                      (.70)

Pro-forma loss per common share for the six months ended November 30, 1996 is calculated on a fully diluted basis using the pro-forma average number of common shares outstanding during the period.

NOTE 5.  REVENUE RECOGNITION

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of land line charges of $18,026 and $14,414 for the six months ended November 30, 1997 and 1996, respectively.

NOTE 6.  LOSS PER COMMON SHARE

Loss per common share does not include any shares of common stock equivalents for the three month or six month periods ended November 30, 1997 and 1996, respectively, as their effect would be anti-dilutive. Loss per common share includes a charge for the accretion in liquidation value of preferred stock and the dividend payable on preferred stock.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is controlled by Century Communications Corp. ("Century"). Century has an approximately 33% common stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of November 30, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the six months ended November 30, 1997, the Company has recorded expenses of $500 under the Services Agreement, of which $250 is recorded within payable to affiliate on the Company's consolidated balance sheet at November 30, 1997.

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions from time to time, of up to 1,000,000, shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, the Company purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, the Company purchased 89,000 additional shares of its Class A Common Stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as treasury shares. As of January 5, 1998, the Company is authorized to repurchase 2,729,800 additional shares of its Class A Common Stock after giving effect to the shares repurchased to date.

The Company has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets at November 30, 1997.

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

Information about the Company's operations in its two business segments for the six months ended November 30, 1997 and 1996 is as follows:


                                                                     Six Months Ended November 30,
                                                                 ----------------------------------
                                                                    1997                  1996
                                                                 ---------             ---------
Gross revenue:

       Domestic                                                  $  91,727             $  67,724
       Puerto Rico                                                  20,260                 --
                                                                 ---------             ---------
                                                                 $ 111,987             $  67,724
                                                                 =========             =========
Operating income (loss):

       Domestic                                                  $    3,796            $  (5,035)
       Puerto Rico                                                 (11,298)               (3,076)
                                                                 ----------            ----------
                                                                 $  (7,502)            $  (8,111)
                                                                 ==========            ==========
Net loss:

       Domestic                                                  $    (433)            $  (8,544)
       Puerto Rico                                                 (15,979)               (3,684)
                                                                 ----------            ----------
                                                                 $ (16,412)            $ (12,228)
                                                                 ==========            ==========
Assets, at end of period:

       Domestic                                                  $ 731,743             $ 751,818
       Puerto Rico                                                 191,850                97,187
       Elimination                                                 (81,980)              (43,657)
                                                                 ---------             ---------
                                                                 $ 841,613             $ 805,348
                                                                 =========             =========

Depreciation and amortization:

       Domestic                                                  $  40,223             $  37,735
       Puerto Rico                                                  12,557                    56
                                                                 ---------             ---------
                                                                 $  52,780             $  37,791
                                                                 =========             =========
Capital expenditures:

       Domestic                                                  $  18,287             $  25,187
       Puerto Rico                                                  53,676                15,716
                                                                 ---------             ---------
                                                                 $  71,963             $  40,903
                                                                 =========             =========


The information provided below is that of Centennial Cellular Corp. (before the consolidation of Puerto Rico), Puerto Rico, and the Company's consolidated information.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                NOVEMBER 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                      Centennial
                                       Cellular
                                     Corp. before
                                     Consolidation
                                    of Puerto Rico     Puerto Rico      Eliminations   Consolidated
                                    --------------     -----------      ------------   ------------
ASSETS

Current assets:
    Cash and cash equivalents           $  11,442      $   5,096       $    --         $  16,538

    Accounts receivable - net              28,032          4,963            --            32,995

    Prepaid expenses and other
      current assets                        6,640          1,166            --             7,806
                                        ---------      ---------       ---------       ---------

        Total current assets               46,114         11,225            --            57,339

Property, plant & equipment - net         116,345        110,907            --           227,252

Investment in Puerto Rico, at cost         80,100           --           (80,100)           --

Equity investments in wireless
  telephone systems - net                  91,007           --              --            91,007

Debt issuance costs - net                   6,269          2,511                           8,780

Cellular telephone licenses - net         260,255           --              --           260,255

Personal communications services
  licenses - net                             --           61,219            --            61,219

Goodwill  - net                           128,149           --              --           128,149

Other assets - net                          3,504          5,988          (1,880)          7,612
                                        ---------      ---------       ---------       ---------

                                        $ 731,743      $ 191,850       $ (81,980)      $ 841,613
                                        ---------      ---------       ---------       ---------
                                        ---------      ---------       ---------       ---------



NOTE 9. CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                NOVEMBER 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                           Centennial Cellular
                                              Corp. before
                                             Consolidation
                                             of Puerto Rico      Puerto Rico     Eliminations   Consolidated
                                             --------------      -----------     ------------   ------------

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Current liabilities:
    Accounts payable                              $   8,946       $   8,974       $    --         $  17,920
    Accrued expenses and other
     current liabilities                             39,315           9,567            --            48,882
    Payable to affiliate                                250             148            --               398
                                                  ---------       ---------       ---------       ---------
        Total current liabilities                    48,511          18,689            --            67,200


Long-term debt                                      350,000         125,500            --           475,500

Deferred liability                                    2,200           1,880          (1,880)          2,200

Deferred income taxes                                36,521            --              --            36,521

Convertible redeemable preferred stock              186,287            --              --           186,287

Second series convertible
     redeemable preferred stock                       7,252            --              --             7,252

Common stockholders' equity:
     Common stock, par value $.01 per share:
        Class A                                         165            --              --               165
        Class B                                         105            --              --               105

      Additional paid-in capital                    361,604          80,100         (80,100)        361,604
      Other                                         (26,518)           --              --           (26,518)
      Accumulated deficit                          (234,384)        (34,319)           --          (268,703)
                                                  ---------       ---------       ---------       ---------
        Total common stockholders'
             equity                                 100,972          45,781         (80,100)         66,653
                                                  ---------       ---------       ---------       ---------

                                                  $ 731,743       $ 191,850       $ (81,980)      $ 841,613
                                                  ---------       ---------       ---------       ---------
                                                  ---------       ---------       ---------       ---------


NOTE 9. CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    SIX MONTH PERIOD ENDED NOVEMBER 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                 Centennial
                                                   Cellular
                                                 Corp. before
                                                consolidation
                                                of Puerto Rico    Puerto Rico     Eliminations   Consolidated
                                                --------------    -----------     ------------   ------------

Revenue                                            $  91,727       $  20,260       $    --        $ 111,987
                                                   ---------       ---------       ---------      ---------

Costs and expenses:
     Cost of equipment sold                            8,375             262            --            8,637
     Cost of services                                 12,133           6,254            --           18,387
     Selling, general & administrative                27,200          12,485            --           39,685
     Depreciation and amortization                    40,223          12,557            --           52,780
                                                   ---------       ---------       ---------      ---------
                                                      87,931          31,558            -           119,489
                                                   ---------       ---------       ---------      ---------

Operating income (loss)                                3,796         (11,298)           --           (7,502)
                                                   ---------       ---------       ---------      ---------

Income from equity investments                         7,452            --              --            7,452
Gain on sale of assets                                    12            --              --               12
Interest expense                                      17,120           4,681            --           21,801
                                                   ---------       ---------       ---------      ---------

Loss before income tax
     benefit and minority interest                    (5,860)        (15,979)           --          (21,839)

Income tax benefit                                    (5,683)           --              --           (5,683)
                                                   ---------       ---------       ---------      ---------

Loss before minority interest                           (177)        (15,979)           --          (16,156)

Minority interest in income
     of subsidiaries                                    (256)           --              --             (256)
                                                   ---------       ---------       ---------      ---------

Net loss                                           $    (433)      $ (15,979)      $    --        $ (16,412)
                                                   ---------       ---------       ---------      ---------
                                                   ---------       ---------       ---------      ---------


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

RESULTS OF OPERATIONS (Amounts in thousands, except subscriber, pop and share data)

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired cellular licenses for twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, on June 23, 1995, the Company acquired one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands (the "Puerto Rico Wireless Telephone System"). Certain of the Company's operations are in a developmental stage, and the Company's Puerto Rico Wireless Telephone System is in the start-up and construction stage. On December 12, 1996 the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the Puerto Rico Wireless Telephone System. The Puerto Rico Wireless Telephone System accounted for $20,260 in revenue for the six months ended November 30, 1997 and had approximately 50,700 subscribers as of November 30, 1997.

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

The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build out its Puerto Rico telecommunications network, and to pay debt service and preferred stock dividends. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that the Company will continue to have access to such sources of funds.

Six Months ended November 30, 1997 and November 30, 1996

Revenue for the six months ended November 30, 1997 was $111,987, an increase of $44,263 or 65% over revenue of $67,724 for the six months ended November 30, 1996, reflecting growth in subscriptions to and increased usage of wireless telephone service. The Puerto Rico Wireless Telephone System accounted for $20,260 or 46% of the increase in revenue.

Revenue from the sale of wireless telephones (substantially all of which relates to the Company's Domestic Wireless Telephone Systems) to subscribers for the six months ended November 30, 1997 increased by $1,036 to $2,435 or 74% as compared to the six months ended November 30, 1996. The increase in revenue was due to a larger number of telephone units sold during the current six month period.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions, maintenance of the current subscriber base and the average revenue per subscriber. Wireless subscribers at November 30, 1997 were approximately 268,600, an increase of 68% from the 159,900 subscribers at November 30, 1996. Increases from new activations of 160,300 were offset by subscriber cancellations of 51,600. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 50,700 subscribers at November 30, 1997 and, as a result, accounted for 47% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the six months ended November 30, 1997, was $79 as compared to $76 for the six months ended November 30, 1996. The average monthly revenue per subscriber was approximately $75 in the domestic markets, as compared to approximately $100 in the Company=s Puerto Rico Wireless Telephone System . The Company expects that per subscriber revenue will be impacted by competition and the expansion of its local service calling areas.

Cost of services during the six months ended November 30, 1997 was $18,387, an increase of $8,694 or 90% from the six months ended November 30, 1996. The increase was due to the variable costs associated with a larger revenue and subscription base, increased wireless coverage areas resulting from both the continued expansion of the Company's network and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $6,254 and $1,081 for the six months ended November 30, 1997 and 1996, respectively.

Cost of equipment sold during the six months ended November 30, 1997 was $8,637, an increase of $1,968 or 30% as compared to the six months ended November 30, 1996. The primary reason was an increase in the number of telephone units sold. Cost of equipment sold for the Puerto Rico Wireless Telephone System was $262 and $0 for the six months ended November 30, 1997 and 1996, respectively.

Selling, general and administrative expenses rose to $39,685 for the six months ended November 30, 1997, an increase of $18,003 or 83% above the expenses of $21,682 for the six months ended November 30, 1996. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the commencement of PCS telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $12,485 and $1,939 for the six months ended November 30, 1997 and 1996, respectively.

The Company anticipates continued increases in the cost of services and selling, general and administrative expenses as the growth of its existing wireless telephone business continues. In addition, the Company expects that the continued development of its markets as well as its participation in the Puerto Rico telecommunications business will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the six months ended November 30, 1997 was $52,780, an increase of $14,989 or 40% over the six months ended November 30, 1996. The increase results from capital expenditures made during the six months ended November 30, 1997 and during the fiscal year ended May 31, 1997 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $12,501 or 83% of the increase.

The operating loss for the six months ended November 30, 1997 was $7,502, a decrease of $609 or 8% from the loss of $8,111 for the six months ended November 30, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $11,298 for the six months ended November 30, 1997.

Interest expense was $21,801 for the six months ended November 30, 1997, an increase of $7,042 or 48% from the six months ended November 30, 1996. Interest expense for the six months ended November 30, 1996 was reduced by $2,598 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the six months ended November 30, 1997 and 1996 were $21,801 and $17,357, respectively. The increase in gross interest costs reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the six months ended November 30, 1997 was $451,557, an increase of $86,557 as compared to the average debt level of $365,000 during the six months ended November 30, 1996. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate increased to 9.7% for the six months ended November 30, 1997 from 9.5% for the six months ended November 30, 1996.

After income attributable to minority interests in subsidiaries for the six months ended November 30, 1997, a pretax loss of $22,095 was incurred, as compared to a pretax loss of $15,002 for the six months ended November 30, 1996. The income tax benefit of $5,683 for the six months ended November 30, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $16,412 for the six months ended November 30, 1997 represents an increase of $4,184 or 34% from the net loss of $12,228 for the six months ended November 30, 1996.

Three Months ended November 30, 1997 and November 30, 1996

Revenue for the three months ended November 30, 1997 was $59,134, an increase of $23,775 or 67% over revenue of $35,359 for the three months ended November 30, 1996, reflecting growth in subscriptions to and increased usage of wireless telephone service. The Puerto Rico Wireless Telephone System accounted for $12,540 or 53% of the increase in revenue.

Revenue from the sale of wireless telephones to subscribers for the three months ended November 30, 1997 increased by $693 to $1,326 or 109% as compared to the three months ended November 30,

1996. The increase in revenue was due to a larger number of telephone units sold during the current three-month period.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended November 30, 1997, was $78 as compared to $77 for the three months ended November 30, 1996. The average monthly revenue per subscriber was approximately $74 in the Company's domestic markets, as compared to approximately $98 in the Company's Puerto Rico operations. The Company expects that per subscriber revenue will be impacted by competition and the expansion of its local service calling areas.

Cost of services during the three months ended November 30, 1997 was $10,505, an increase of $5,578 or 113% from the three months ended November 30, 1996. The increase was due to the variable costs associated with a larger revenue and subscription base, increased wireless coverage areas resulting from both the continued expansion of the Company's network, and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $4,099 and $577 for the three months ended November 30, 1997 and 1996, respectively.

Cost of equipment sold during the three months ended November 30, 1997 was $4,564, an increase of $598 or 15% as compared to the three months ended November 30, 1996. The primary reason was an increase in the number of telephone units sold. Cost of equipment sold for the Puerto Rico Wireless Telephone System were $102 and $0 for the three months ended November 30, 1997 and 1996, respectively.

Selling, general and administrative expenses rose to $21,721 for the three months ended November 30, 1997, an increase of $9,853 or 83% above the expenses of $11,868 for the three months ended November 30, 1996. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the commencement of PCS telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $6,701 and $1,490 for the three months ended November 30, 1997 and 1996, respectively.

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

Depreciation and amortization for the three months ended November 30, 1997 was $27,718, an increase of $8,408 or 44% over the three months ended November 30, 1996. The increase results from acquisitions and capital expenditures made during the six months ended November 30, 1997 and during the fiscal year ended May 31, 1997 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $7,429 or 88% of the increase.

The operating loss for the three months ended November 30, 1997 was $5,374, an increase of $662 or

14% from the loss of $4,712 for the three months ended November 30, 1996. The operating loss for the Puerto Rico Wireless Telephone System was $5,831 for the three months ended November 30, 1997.

Interest expense was $11,096 for the three months ended November 30, 1997, an increase of $3,378 or 44% from the three months ended November 30, 1996. Interest expense for the three months ended November 30, 1996 was reduced by $1,299 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the three months ended November 30, 1997 and 1996 were $11,096 and $9,017, respectively. The increase in gross interest costs reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the three months ended November 30, 1997 was $461,313, an increase of $81,313 as compared to the average debt level of $380,000 during the three months ended November 30, 1996. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico PCS business. The Company's weighted average interest rate increased to 9.6% for the three months ended November 30, 1997 from 9.5% for the three months ended November 30, 1996.

After income attributable to minority interests in subsidiaries for the three months ended November 30, 1997, a pretax loss of $13,338 was incurred, as compared to a pretax loss of $8,140 for the three months ended November 30, 1996. The income tax benefit of $3,712 for the three months ended November 30, 1997 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $9,626 for the three months ended November 30, 1997 represents an increase of $3,505 or 57% from the net loss of $6,121 for the three months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended November 30, 1997, earnings were less than fixed charges by $21,839. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $52,780 relating to depreciation and amortization.

During the six months ended November 30, 1997, the Company made capital expenditures of $71,963, primarily to continue the construction of its Puerto Rico telecommunications network and its domestic wireless telephone systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone System were $53,676 for the six months ended November 30, 1997, representing 75% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $33,663 to continue the buildout of the Company's PCS network infrastructure and $20,013 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage, as well as enhancements to the existing infrastructure of its wireless telephone systems. During the twelve month period ending May 31, 1998, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $30,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1998 will be approximately $50,000, an increase of approximately $15,000 above prior estimates. This increase primarily relates to an acceleration of expenditures that would otherwise take place in future years. This acceleration is related to the growth the company has experienced in its Puerto Rico Wireless Telephone Systems. The Company is exploring various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In this regard, the Company entered into a $75,000 revolving credit facility with Citibank, N.A. on September 12, 1996, which was amended on April 22, 1997 and further amended on July 28, 1997 (the "Credit Facility"). The Credit Facility terminates on January 31, 2001. The Credit Facility may be used for working capital and general corporate purposes. The Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. As of November 30, 1997, no amounts were outstanding under the Credit Facility. The Company was in compliance with the covenants of the Credit Facility at November 30, 1997.

Additionally, on April 25, 1997, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), entered into a four-year $130,000 revolving credit facility with Citibank, N.A. as agent, which converts into a four-year term loan on April 25, 2001 (the "Puerto Rico Credit Facility"). The proceeds from the Puerto Rico Credit Facility will be used by CPRW and its direct and indirect subsidiaries primarily to finance the construction and operation of PCS, competitive access and telecommunications networks in Puerto Rico and the United States Virgin Islands. The proceeds will also be used by CPRW for working capital and general corporate purposes and were used to pay certain cash dividends to the Company as permitted by the Puerto Rico Credit Facility. The Puerto Rico Credit Facility is non-recourse to the Company and requires CPRW to meet and maintain certain financial and operating covenants. The Puerto Rico Credit Facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. At November 30, 1997, $125,500 was outstanding under the Puerto Rico Credit Facility. CPRW is currently in negotiations to increase the credit availability under the Puerto Rico Credit Facility. There is no assurance that CPRW will be successful in this regard. The Company was in compliance with the covenants of the Puerto Rico Credit Facility at November 30, 1997.

The Company has outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock shall receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, commencing in fiscal 1997, with respect to the preferred stock will be $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. Through November 30, 1997, the Company has paid four quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

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

The Company anticipates that shortfalls in cash flow may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of January 5, 1998, 4,239,231 shares remain available for issuance under this shelf registration .

The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of January 5, 1998, $400,000 remained available for issuance under this shelf registration.

Although the net cash provided by operating activities for the six months ended November 30, 1997 was not sufficient to fund the Company's expenditures for property, plant and equipment of $71,963, funds required were available from cash on hand. The principal source of such cash was financing activities completed in prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

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

COMMITMENTS AND CONTINGENCIES

On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. Also, during the six months ended November 30, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, the Company purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, the Company purchased 89,000 additional shares of its Class A Common Stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as treasury shares. As of January 5, 1998, the Company is authorized to repurchase 2,729,800 additional shares of its Class A Common Stock after giving effect to the shares repurchased to date.

The Company is controlled by Century Communications Corp. ("Century"). Century has an approximately 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at November 30, 1997. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has investment interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company will pay Century the annual sum of $1,000 and will reimburse Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the six months ended November 30, 1997, the Company has recorded expenses of $500 under the Services Agreement, of which $250 is recorded within payable to affiliate on the Company's consolidated balance sheet at November 30, 1997.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone industry; regulation; changes and developments in technology ; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company's Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

        a) Registrant's annual meeting of shareholders was held on October 31, 1997.

        b) The following persons were elected as directors at said meeting pursuant to the following votes:

                                     Number of Votes
                            ------------------------------
 Directors                        For            Withheld
 ---------------            --------------       ---------
 Bernard P. Gallagher         172,728,525         59,726
 Rudy J. Graf                 172,728,525         59,726
 Scott N. Schneider           172,728,525         59,726
 David Z. Rosensweig          172,728,525         59,726
 Daryl A. Ferguson            172,727,859         60,392
 Peter J. Solomon             172,727,252         60,999
 William M. Kraus             172,728,525         59,726
 Frank Tow                    172,728,725         59,526

        c) The shareholders approved a proposal at said meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1998. The following sets forth the number of votes on this proposal:

        For                          Against               Abstain
        ---                          -------               -------
        172,766,217                  6,801                 15,233

ITEM 5. Other Information

        On December 21, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions, from time to time, of up to 1,000,000 shares of Class A Common Stock, depending on prevailing market conditions. Also, during the six months ended November 30, 1997, the Company announced that its Board of Directors authorized the repurchase in the open market and in privately negotiated transactions of up to an additional 3,000,000 shares of its Class A Common Stock, depending on prevailing market conditions. During the six months ended November 30, 1997, the Company purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717. Subsequent to November 30, 1997, the Company purchased 89,000 additional shares of Class A Common Stock in the open market for an aggregate purchase price of $1,806. These shares have been accounted for as treasury shares. As of January 5, 1998, the Company is authorized to repurchase 2,729,800 additional shares of its Class A Common Stock after giving effect to the shares repurchased to date.

ITEM 6. Exhibits and Report on Form 8-K

        Each exhibit identified below is filed as a part of this report.

        a) Exhibits

           Exhibit No.                  Description
           -----------                  -----------
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

January 8, 1998

                                   CENTENNIAL CELLULAR CORP.

                                   /S/    Scott N. Schneider
                                   ----------------------------
                                   Scott N. Schneider
                                   Chief Financial Officer, Senior Vice
                                   President and Treasurer
                                   (Principal Financial Officer)