Form 10-Q
period 1998-02-28
CENTENNIAL CELLULAR CORP
filed 1998-04-14
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended February 28, 1998
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from           to
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

Class A Common - 15,228,908 outstanding shares as of April 8, 1998 Class B Common - 10,544,113 outstanding shares as of April 8, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                 February 28,
                                                                     1998           May 31,
                                                                  (Unaudited)        1997
                                                                 ------------       -------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $ 14,595         $ 43,415
      Accounts receivable, less allowance for doubtful
         accounts of $3,538 and $2,130, respectively                 29,842           29,991
      Prepaid expenses and other current assets                       5,740            4,836
                                                                   --------         --------

        TOTAL CURRENT ASSETS                                         50,177           78,242

PROPERTY, PLANT AND EQUIPMENT - net                                 244,023          177,292

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                         90,425           94,153

DEBT ISSUANCE COSTS, less accumulated amortization of
   $5,494 and $3,606, respectively                                    9,106            9,863

CELLULAR TELEPHONE LICENSES, less accumulated
   amortization of $251,160 and $213,739, respectively              247,781          285,202

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
   amortization of $1,931 and $755, respectively                     60,827           62,004

GOODWILL, less accumulated amortization of $26,059
   and $23,185, respectively                                        127,191          130,065

OTHER ASSETS - net                                                    7,526            8,029
                                                                   --------         --------
        TOTAL                                                      $837,056         $844,850
                                                                   ========         ========

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          February 28,
                                                                                              1998           May 31,
                                                                                          (Unaudited)          1997
                                                                                          ------------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                     $  13,498      $   1,754
       Accrued expenses and other current liabilities                                          58,176         61,056
       Payable to affiliate                                                                       655            442
                                                                                            ---------      ---------

             TOTAL CURRENT LIABILITIES                                                         72,329         63,252

LONG-TERM DEBT                                                                                490,000        429,000
DEFERRED LIABILITY                                                                              2,200          2,200
DEFERRED INCOME TAXES                                                                          27,783         43,977

PREFERRED STOCK:

Convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value), par value $.01 per share, 102,187 shares authorized; issued and outstanding
       102,187 shares (redemption value of $1,823.00 per share)                               186,287        186,287

Second series convertible redeemable preferred stock (at aggregate liquidation value which approximates the fair market value), par value $.01 per share, 3,978 shares authorized; issued and outstanding 3,978 shares
       (redemption value of $1,823.00 per share)                                                7,252          7,252

Senior preferred stock, par value $.01 per share, dividend
       rate 14%, 250,000 shares authorized, none issued                                          --             --

Additional preferred stock, par value $.01 per share, authorized 10,000,000 shares, 3,978 shares issued as second series convertible redeemable
       preferred stock                                                                           --             --

COMMON STOCKHOLDERS' EQUITY:
       Common stock par value $.01 per share:
             Class A, 1 vote per share, 100,000,000 shares authorized, issued
                and outstanding 16,532,234 and 16,492,884 shares, respectively                    165            165
             Class B, 15 votes per share, 50,000,000 shares authorized,
                issued and outstanding 10,544,113 shares                                          105            105
             Additional paid-in capital                                                       357,633        369,704
             Accumulated deficit                                                             (278,373)      (252,291)
                                                                                            ---------      ---------
                                                                                               79,530        117,683

             Less:  Cost of 1,359,009, and 88,809, respectively, Class A common shares
                       in treasury                                                            (25,325)        (1,801)
                       Shareholder note receivable                                             (3,000)        (3,000)
                                                                                            ---------      ---------

             TOTAL COMMON STOCKHOLDERS' EQUITY                                                 51,205        112,882
                                                                                            ---------      ---------
                          TOTAL                                                             $ 837,056      $ 844,850
                                                                                            =========      =========

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                     Three Months Ended                Nine Months Ended
                                                              ------------------------------    -------------------------------
                                                                February 28,    February 28,    February 28,       February 28,
                                                                    1998            1997            1998               1997
                                                              --------------    ------------    ------------       ------------
REVENUE:
       Service revenue - Domestic                            $     42,562      $     36,878      $    131,262      $    101,983
       Service revenue - Puerto Rico                               15,224             1,408            34,853             1,408
       Equipment sales                                              1,155               676             3,590             2,075
       Interest income                                                238               212             1,461             1,432
                                                             ------------      ------------      ------------      ------------
                                                                   59,179            39,174           171,166           106,898
                                                             ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
       Cost of equipment sold - Domestic                            4,126             4,567            12,501            11,236
       Cost of equipment sold - Puerto Rico                           267               167               529               167
       Cost of services - Domestic                                  6,674             5,066            18,807            13,678
       Cost of services - Puerto Rico                               4,157               847            10,411             1,928
       Selling, general and administrative - Domestic              15,196            12,251            42,396            31,994
       Selling, general and administrative - Puerto Rico            7,261             3,147            19,746             5,086
       Depreciation and amortization - Domestic                    20,548            19,899            60,771            57,634
       Depreciation and amortization - Puerto Rico                  9,309             1,276            21,866             1,332
                                                             ------------      ------------      ------------      ------------
                                                                   67,538            47,220           187,027           123,055
                                                             ------------      ------------      ------------      ------------
OPERATING LOSS                                                     (8,359)           (8,046)          (15,861)          (16,157)
                                                             ------------      ------------      ------------      ------------
INCOME FROM EQUITY INVESTMENTS                                      2,391             2,789             9,843            10,873
GAIN (LOSS) ON SALE OF ASSETS                                          (4)            2,058                 8             2,106
INTEREST EXPENSE - DOMESTIC                                         8,578             8,157            25,698            22,309
INTEREST EXPENSE - PUERTO RICO                                      2,883               682             7,564             1,289
                                                             ------------      ------------      ------------      ------------
LOSS BEFORE INCOME TAX BENEFIT
       AND MINORITY INTEREST                                      (17,433)          (12,038)          (39,272)          (26,776)

INCOME TAX BENEFIT                                                 (7,844)           (2,758)          (13,527)           (5,532)
                                                             ------------      ------------      ------------      ------------
       LOSS BEFORE MINORITY INTEREST                               (9,589)           (9,280)          (25,745)          (21,244)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES                           (81)             (206)             (337)             (470)
                                                             ------------      ------------      ------------      ------------
             NET LOSS                                        $     (9,670)     $     (9,486)     $    (26,082)     $    (21,714)
                                                             ============      ============      ============      ============
DIVIDEND REQUIREMENT ON PREFERRED STOCK                      $      4,112      $      4,113      $     12,338      $     11,836
                                                             ============      ============      ============      ============
LOSS APPLICABLE TO COMMON SHARES                             $    (13,782)     $    (13,599)     $    (38,420)     $    (33,550)
                                                             ============      ============      ============      ============
LOSS PER COMMON SHARE                                        $       (.54)     $       (.50)     $      (1.46)     $      (1.25)
                                                             ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING DURING THE PERIOD                           25,713,000        26,936,000        26,309,000        26,935,000
                                                             ============      ============      ============      ============

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                          Common Stock
                                             -----------------------------------------
                                                   Class A                Class B      Additional
                                             -------------------   -------------------   Paid-In
                                               Shares    Dollars     Shares    Dollars   Capital
                                             ----------  -------   ----------  -------  --------
Balance at June 1, 1996                      16,461,858    $165    10,544,113    $105   $383,533

Common Stock
   issued in connection with
   incentive plans                               31,026       -             -       -        132

Preferred stock dividends                             -       -             -       -    (15,948)

Income tax benefit - stock options exercised          -       -             -       -      1,987

Net loss                                              -       -             -       -          -
                                             -----------   -----   -----------   -----  ---------
Balance at May 31, 1997                      16,492,884     165    10,544,113     105    369,704

Common Stock issued in
   connection with incentive
   plans                                         39,350       -             -       -        267

Preferred stock dividends                             -       -             -       -    (12,338)

Treasury stock purchases
  (1,270,200 shares)                                  -       -             -       -          -

Net loss                                              -       -             -       -          -
                                             -----------   -----   -----------   -----  ---------
Balance at February 28, 1998 - (unaudited)   16,532,234    $165    10,544,113    $105   $357,633
                                             ===========   =====   ===========   =====  =========




                                                         Shareholder
                                               Treasury      Note      (Accumulated
                                                 Stock    Receivable      Deficit)       Total
                                               --------- -----------   ------------    --------
Balance at June 1, 1996                        $ (1,801)   $(3,000)      $(218,996)    $160,006

Common Stock
   issued in connection with
   incentive plans                                    -          -               -          132

Preferred stock dividends                             -          -               -      (15,948)

Income tax benefit - stock options exercised          -          -               -        1,987

Net loss                                              -          -         (33,295)     (33,295)
                                               ---------   --------      ----------    ---------
Balance at May 31, 1997                          (1,801)    (3,000)       (252,291)     112,882

Common Stock issued in
   connection with incentive
   plans                                              -          -               -          267

Preferred stock dividends                             -          -               -      (12,338)

Treasury stock purchases
  (1,270,200 shares)                            (23,524)         -               -      (23,524)

Net loss                                              -          -         (26,082)     (26,082)
                                               ---------   --------      ----------    ---------
Balance at February 28, 1998 - (unaudited)     $(25,325)   $(3,000)      $(278,373)    $ 51,205
                                               =========   ========      ==========    =========

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 Nine Months Ended
                                                                            ----------------------------
                                                                            February 28,    February 28,
                                                                                1998           1997
                                                                            ------------    ------------
OPERATING ACTIVITIES:

     Cash received from subscribers and others                               $ 188,957      $ 124,387
     Cash paid to suppliers, employees and
         governmental agencies                                                (118,283)       (87,907)
     Interest paid                                                             (24,478)       (14,546)
                                                                             ---------      ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                              46,196         21,934
                                                                             ---------      ---------
INVESTING ACTIVITIES:

     Proceeds from equipment sales                                                  36          2,947
     Capital expenditures                                                     (103,187)       (59,482)
     Acquisition of other assets                                                (6,125)           (69)
     Acquisition, disposition and exchange of wireless telephone systems          --          (34,908)
     Acquisition of personal communications service license                       --           (2,752)
     Distributions received from equity investments                             10,051          6,863
     Capital contributed to equity investments                                     (65)          (292)
                                                                             ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES                                 (99,290)       (87,693)
                                                                             ---------      ---------
FINANCING ACTIVITIES:

     Proceeds from long-term debt                                              196,000         40,000
     Repayment of long-term debt                                              (135,000)       (21,000)
     Debt issuance costs paid                                                   (1,131)          (603)
     Proceeds from issuance of Class A and B Common Stock                          267            132
     Dividends paid                                                            (12,338)        (4,113)
     Treasury stock purchases                                                  (23,524)          --
                                                                             ---------      ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              24,274         14,416
                                                                             ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (28,820)       (51,343)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  43,415         67,297
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  14,595      $  15,954
                                                                             =========      =========

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                   Nine Months Ended
                                                                             ---------------------------
                                                                             February 28,   February 28,
                                                                                 1998           1997
                                                                             -----------    ------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
       OPERATING ACTIVITIES:

       Net loss                                                                $(26,082)     $(21,714)
                                                                               --------      --------
Adjustments to reconcile net loss to net cash
       provided by operating activities:

       Depreciation and amortization                                             82,637        58,966
       Minority interest in income of subsidiaries                                  337           470
       Deferred income taxes - decrease                                         (16,194)       (8,173)
       Equity in undistributed earnings of investee companies                    (9,843)      (10,873)
       Gain on sale of assets                                                        (8)       (2,106)
       Other                                                                      1,889           828
       Change in assets and liabilities net of effects of
             acquired wireless telephone systems:
                 Accounts receivable - (increase)                                (4,791)       (2,127)
                 Prepaid expenses and other current assets -
                    (increase)                                                     (904)       (4,196)
                 Accounts payable and accrued expenses -
                    increase                                                     16,971         8,825
                 Customer deposits and prepayments -
                    increase                                                      2,184         2,034
                                                                               --------      --------
       Total adjustments                                                         72,278        43,648
                                                                               --------      --------
Net cash provided by operating activities                                      $ 46,196      $ 21,934
                                                                               ========      ========

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (Dollar amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of February 28, 1998 and the results of its consolidated operations and cash flows for the periods ended February 28, 1998 and 1997. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1997 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1997 is audited.

NOTE 2. LONG-TERM DEBT

On February 27, 1998, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), amended its four-year revolving credit facility (the "Puerto Rico Credit Facility") to increase the credit availability from $130,000 to $180,000, an increase of $50,000.

The Company and its subsidiaries had the following debt outstanding at February 28, 1998 and May 31, 1997:


                                                    February 28,        May 31,
                                                        1998              1997
                                                    ------------        -------
Centennial 8 7/8% Senior Notes due 2001..........    $ 250,000        $ 250,000
Centennial 10 1/8% Senior Notes due 2005.........      100,000          100,000
Centennial Domestic Credit Facility..............        5,000            5,000
Puerto Rico Credit Facility......................      135,000           74,000
                                                     ---------        ---------
                                                     $ 490,000        $ 429,000
                                                     =========        =========


The Company and CPRW were in compliance with all covenants of their debt agreements at February 28, 1998.

NOTE 3.  ACQUISITION

On September 12, 1996, the Company acquired, for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,429 of the purchase price was allocated to cellular telephone licenses.

The summary pro-forma information includes the operations of the Company as if the Benton Harbor acquisition had been completed as of June 1, 1996.

                                                         Nine Months Ended
                                                         February 28, 1997
                                                         -----------------
                                                            (Unaudited)
            Revenue                                         $  108,168
            Net loss                                           (20,674)
            Loss per common share                                (1.21)


Pro-forma loss per common share for the nine months ended February 28, 1997 is calculated using the pro-forma average number of common shares outstanding during the period.

NOTE 4.  REVENUE RECOGNITION

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of land line charges of $26,410 and $20,678 for the nine months ended February 28, 1998 and 1997, respectively.

NOTE 5.  LOSS PER COMMON SHARE

Loss per common share does not include any shares of common stock equivalents for the three or nine month periods ended February 28, 1998 and 1997, respectively, as their effect would be anti-dilutive. Loss per common share includes a charge for the accretion in liquidation value of preferred stock and the dividend payable on preferred stock.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company is controlled by Century Communications Corp. ("Century"). Century has an approximately 33% common stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of February 28, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the nine months ended February 28, 1998, the Company has recorded expenses of $750 under the Services Agreement, of which $500 is recorded within payable to affiliate on the Company's consolidated balance sheet at February 28, 1998.

On March 3, 1998, the Company entered into a two-year arrangement (the "Arrangement") with an institution (the "Counterparty") pursuant to which, the Counterparty may be directed by the Company from time to time to purchase in the open market up to 710,000 shares of the Company's Class A Common Stock ("Shares") throughout the life of the Arrangement. At the end of each calendar quarter during the term of the Arrangement, the value of the Shares held by the Counterparty will be determined. If, as of any such determination date, such Shares have increased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Counterparty will deliver to the Company an amount of Shares equal in value to such increase, less an amount corresponding to interest on the dollar amount that the Counterparty has committed to the purchase of the Shares (the "Interest Component"). If, as of any such determination date, such Shares have decreased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Company will deliver to the Counterparty an amount of Shares or cash equal in value to such decrease, plus the Interest Component. At the end of the term of the Arrangement (or earlier at the option of the Company or upon the occurrence of certain events of default or certain mandatory unwind events) the Company may elect to purchase the Shares held by the Counterparty for cash in lieu of the resale of such Shares into the market. Failing an election by the Company to effect such purchase, the Counterparty may resell into the market the Shares held by it pursuant to a registration statement. It is the Company's current intent to acquire the shares upon termination. To date, 273,200 Shares have been purchased by the Counterparty under the Arrangement at a price of approximately $5,289.

During the nine months ended February 28, 1998, the Company directly purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to February 28, 1998, the Company has not directly purchased any additional shares of its Class A Common Stock in the open market. As of April 8, 1998, the Company is authorized to directly purchase 2,729,800 additional shares of its Class A Common Stock in the open market after giving effect to the shares purchased to date.

The Company has determined to pursue a strategy to sell or otherwise dispose of its minority equity investments in wireless telephone systems representing approximately 1,100,000 Net Pops. The Company has not yet made a final determination as to the estimated sale proceeds or the timing of such disposition and believes that the fair market value exceeds the net book value of the recorded assets at February 28, 1998.

The Board of Directors of the Company has determined to explore strategic alternatives available to it. In connection with this exploration, the Company has retained the services of Donaldson, Lufkin & Jenrette.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

Effective with the quarter ended February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB15") and replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS on the face of the statement of operations with basic and diluted EPS. Basic EPS is calculated by dividing loss applicable to common shares by weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued. The Company is not currently required to present diluted EPS due to the anti-dilutive effect of the Company's potential common stock instruments. Adoption of SFAS 128 did not result in a change of EPS previously reported by the Company using APB 15.

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

NOTE 8.  SEGMENT INFORMATION

The Company's consolidated financial statements include two distinct business segments. The Domestic Wireless telephone segment ("Domestic") owns, operates and invests in wireless telephone systems in the domestic United States. The Company's Puerto Rico telephone segment includes the accounts of Centennial Puerto Rico Wireless Corporation ("Wireless" or the "Puerto Rico Wireless Telephone System"). Wireless is wholly owned by the Company. Wireless began providing wireless telephone service in Puerto Rico on December 12, 1996 and participates in the alternative access business in Puerto Rico pursuant to the Federal Communications Commission's requirements for interstate service and pursuant to an authorization issued to Wireless in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Wireless began providing competitive access service in September 1997.

Information about the Company's operations in its two business segments for the nine months ended February 28, 1998 and 1997 is as follows:


                                    Nine Months Ended February 28,
                                    ------------------------------
                                      1998                  1997
                                    -------                -------
Gross revenue:
   Domestic                         $135,242              $105,405
   Puerto Rico                        35,924                 1,493
                                    --------              --------
                                    $171,166              $106,898
                                    ========              ========
Operating income (loss):

   Domestic                         $    767              $ (9,137)
   Puerto Rico                       (16,628)               (7,020)
                                    --------              --------
                                    $(15,861)             $(16,157)
                                    ========              ========

Net loss:

   Domestic                         $ (1,890)             $(13,405)
   Puerto Rico                       (24,192)               (8,309)
                                    --------              --------
                                    $(26,082)             $(21,714)
                                    ========              ========

Assets, at end of period:

   Domestic                         $722,877              $728,112
   Puerto Rico                       205,389               117,438
   Elimination                       (91,210)              (52,278)
                                    --------              --------
                                    $837,056              $793,272
                                    ========              ========

Depreciation and amortization:

   Domestic                         $ 60,771              $ 57,634
   Puerto Rico                        21,866                 1,332
                                    --------              --------
                                    $ 82,637              $ 58,966
                                    ========              ========

Capital expenditures:

   Domestic                         $ 31,363              $ 33,167
   Puerto Rico                        71,824                26,315
                                    --------              --------
                                    $103,187              $ 59,482
                                    ========              ========



The information provided below is that of Centennial Cellular Corp. (before the consolidation of Puerto Rico), Puerto Rico, and the Company's consolidated information.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                February 28, 1998
                                   (Unaudited)
                             (Amounts in thousands)

                                               Centennial
                                                Cellular
                                              Corp. Before
                                              Consolidation
                                              of Puerto Rico    Puerto Rico       Eliminations         Consolidated
                                              --------------    -----------       ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                    $   9,015         $   5,580          $    --            $  14,595
   Accounts receivable - net                       23,868             5,974               --               29,842
   Prepaid expenses and other
     current assets                                 3,882             1,858               --                5,740
                                                ---------         ---------          ---------          ---------
     Total current assets                          36,765            13,412               --               50,177
Property, plant & equipment - net                 122,105           121,918               --              244,023
Investment in Puerto Rico, at cost                 90,100              --             (90,100)               --
Equity investments in wireless
  telephone systems-net                            90,425              --                 --               90,425
Debt issuance costs - net                           5,832             3,274                                 9,106
Cellular telephone licenses - net                 247,781              --                 --              247,781
Personal communications services
  licenses - net                                     --              60,827               --               60,827
Goodwill - net                                    127,191              --                 --              127,191
Other assets - net                                  2,678             5,958             (1,110)             7,526
                                                ---------         ---------          ---------          ---------
                                                $ 722,877         $ 205,389          $ (91,210)         $ 837,056
                                                =========         =========          =========          =========

 NOTE 8. CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                February 28, 1998
                                   (Unaudited)
                             (Amounts in thousands)

                                           Centennial Cellular
                                              Corp. before
                                              Consolidation
                                              of Puerto Rico     Puerto Rico        Eliminations       Consolidated
                                              --------------     -----------        ------------       ------------
 LIABILITIES AND STOCKHOLDERS'
   EQUITY
 Current liabilities:
    Accounts payable                            $   2,453          $  11,045          $    --            $  13,498
    Accrued expenses and other
       current liabilities                         47,663             10,513               --               58,176
    Payable to affiliate                              500                155               --                  655
                                                ---------          ---------          ---------          ---------
       Total current liabilities                   50,616             21,713               --               72,329

 Long-term debt                                   355,000            135,000               --              490,000
 Deferred liability                                 2,200              1,110             (1,110)             2,200
 Deferred income taxes                             27,783               --                 --               27,783
 Convertible redeemable preferred stock           186,287               --                 --              186,287
 Second series convertible  redeemable
    preferred stock                                 7,252               --                 --                7,252
 Common stockholders' equity:
     Common stock, par value $.01 per share:
        Class A                                       165               --                 --                  165
        Class B                                       105               --                 --                  105
     Additional paid-in capital                   357,633             90,100            (90,100)           357,633
     Other                                        (28,325)              --                 --              (28,325)
     Accumulated deficit                         (235,839)           (42,534)              --             (278,373)
                                                ---------          ---------          ---------          ---------
        Total common stockholders'
           equity                                  93,739             47,566            (90,100)            51,205
                                                ---------          ---------          ---------          ---------
                                                $ 722,877          $ 205,389          $ (91,210)         $ 837,056
                                                =========          =========          =========          =========

 NOTE 8. CONTINUED



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    NINE MONTH PERIOD ENDED FEBRUARY 28,1998
                                   (Unaudited)
                             (Amounts in thousands)

                                           Centennial
                                            Cellular
                                          Corp. before
                                          consolidation
                                          of Puerto Rico      Puerto Rico      Eliminations         Consolidated
                                          --------------      -----------      ------------         ------------
Revenue                                     $ 135,242          $  35,924          $    --            $ 171,166
                                            ---------          ---------          -------            ---------
Costs and expenses:
  Cost of equipment sold                       12,501                529               --               13,030
  Cost of services                             18,807             10,411               --               29,218
  Selling, general & administrative            42,396             19,746               --               62,142
  Depreciation and amortization                60,771             21,866               --               82,637
                                            ---------          ---------          -------            ---------
                                              134,475             52,552               --              187,027
                                            ---------          ---------          -------            ---------
Operating income (loss)                           767            (16,628)              --              (15,861)
                                            ---------          ---------          -------            ---------
Income from equity investments                  9,843               --                 --                9,843
Gain on sale of assets                              8               --                 --                    8
Interest expense                               25,698              7,564               --               33,262
                                            ---------          ---------          -------            ---------
Loss before income tax
   benefit and minority interest              (15,080)           (24,192)              --              (39,272)
Income tax benefit                            (13,527)              --                 --              (13,527)
                                            ---------          ---------          -------            ---------
Loss before minority interest                  (1,553)           (24,192)              --              (25,745)
Minority interest in income
  of subsidiaries                                (337)              --                 --                 (337)
                                            ---------          ---------          -------            ---------
Net loss                                    $  (1,890)         $ (24,192)         $    --            $ (26,082)
                                            =========          =========          =======            =========

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

RESULTS OF OPERATIONS (Amounts in thousands, except subscriber, pop and share data)

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired cellular licenses for twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, the Company acquired one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands ("Wireless" or the "Puerto Rico Wireless Telephone System"). The Company also participates in the alternative access business in Puerto Rico. Wireless is wholly owned by the Company. On December 12, 1996, the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the Puerto Rico Wireless Telephone System. The Puerto Rico Wireless Telephone System accounted for $35,924 in revenue for the nine months ended February 28, 1998 and had approximately 60,600 subscribers as of February 28, 1998.

The Company must continue to adapt its business to technological and economic changes. It is dependent on its ability to increase its number of subscribers, net of cancellations, and to achieve acceptable revenue per subscriber levels in increasingly competitive markets. The Company expects net losses to continue until such time as its wireless telephone operations, the Puerto Rico telecommunications network and related investments associated with the acquisition, construction and development of its wireless telephone systems and Puerto Rico telecommunications network plant generate sufficient earnings to offset the costs of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

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

Nine Months ended February 28, 1998 and February 28, 1997

Revenue for the nine months ended February 28, 1998 was $171,166, an increase of $64,268 or 60% over revenue of $106,898 for the nine months ended February 28, 1997, reflecting growth in subscriptions to, and increased usage of, wireless telephone service, partially offset by lower reciprocal per minute roaming rates with other cellular carriers. The Puerto Rico Wireless Telephone System accounted for $34,431 or 54% of the total increase in revenue.

Revenue from the sale of wireless telephones and accessories to subscribers for the nine months ended February 28, 1998 increased by $1,515 to $3,590 or 73% as compared to the nine months ended February 28, 1997. The increase in revenue was due to a larger number of telephone units sold during the current nine-month period. The Puerto Rico Wireless Telephone System accounted for $895 and $85 of the equipment sales for the nine months ended February 28, 1998 and 1997, respectively.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions and maintenance of the current subscriber base and the average revenue per subscriber. Wireless subscribers at February 28, 1998 were approximately 298,500, an increase of 63% from the 183,400 subscribers at February 28, 1997. Increases from new activations of 176,900 were offset by subscriber cancellations of 61,800. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 60,600 and 6,900 subscribers at February 28, 1998, and 1997, respectively, and, as a result, accounted for 47% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the nine months ended February 28, 1998, was $73 as compared to $75 for the nine months ended February 28, 1997. The average monthly revenue per subscriber was approximately $70 in the domestic markets, as compared to approximately $94 in the Company's Puerto Rico Wireless Telephone System . The Company expects that per subscriber revenue will be impacted by competition, the expansion of its local service calling areas and lower reciprocal per minute roaming rates with other cellular carriers.

Cost of services during the nine months ended February 28, 1998 was $29,218, an increase of $13,612 or 87% from the nine months ended February 28, 1997. The increase was due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from both the continued expansion of the Company's network and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System was $10,411 and $1,928 for the nine months ended February 28, 1998 and 1997, respectively.

Cost of equipment sold during the nine months ended February 28, 1998 was $13,030, an increase of $1,627 or 14% as compared to the nine months ended February 28, 1997. The primary reason was an increase in the number of telephone units sold. Cost of equipment sold for the Puerto Rico Wireless Telephone System was $529 and $167 for the nine months ended February 28, 1998 and 1997, respectively.

Selling, general and administrative expenses rose to $62,142 for the nine months ended February 28, 1998, an increase of $25,062 or 68% above the expenses of $37,080 for the nine months ended February 28, 1997. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the commencement of PCS telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $19,746 and $5,086 for the nine months ended February 28, 1998 and 1997, respectively.

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

Depreciation and amortization for the nine months ended February 28, 1998 was $82,637, an increase of $23,671 or 40% over the nine months ended February 28, 1997. The increase resulted from capital expenditures made during the nine months ended February 28, 1998 and during the fiscal year ended May 31, 1997 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $20,534 or 87% of the increase.

The operating loss for the nine months ended February 28, 1998 was $15,861, a decrease of $296 or 2% from the loss of $16,157 for the nine months ended February 28, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $16,628 and $5,688 for the nine months ended February 28, 1998 and 1997, respectively.

Interest expense was $33,262 for the nine months ended February 28, 1998, an increase of $9,664 or 41% from the nine months ended February 28, 1997. Interest expense for the nine months ended February 28, 1997 was reduced by $2,752 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the nine months ended February 28, 1998 and 1997 were $33,262 and $26,350, respectively. The increase in gross interest costs reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the nine months ended February 28, 1998 was $461,106, an increase of $92,351 as compared to the average debt level of $368,755 during the nine months ended February 28, 1997. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate increased to 9.6% for the nine months ended February 28, 1998 from 9.5% for the nine months ended February 28, 1997.

After income attributable to minority interests in subsidiaries for the nine months ended February 28, 1998, a pretax loss of $39,609 was incurred, as compared to a pretax loss of $27,246 for the nine months ended February 28, 1997. The income tax benefit of $13,527 for the nine months ended February 28, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $26,082 for the nine months ended February 28, 1998 represents an increase of $4,368 or 20% from the net loss of $21,714 for the nine months ended February 28, 1997.

Three Months ended February 28, 1998 and February 28, 1997

Revenue for the three months ended February 28, 1998 was $59,179, an increase of $20,005 or 51% over revenue of $39,174 for the three months ended February 28, 1997, reflecting growth in subscriptions to, and increased usage of, wireless telephone service, partially offset by lower reciprocal per minute roaming rates with other cellular carriers. The Puerto Rico Wireless Telephone System accounted for $14,171 or 71% of the increase in revenue.

Revenue from the sale of wireless telephones to subscribers for the three months ended February 28, 1998 increased by $479 to $1,155 or 71% as compared to the three months ended February 28, 1997. The increase in revenue was due to a larger number of telephone units sold during the current three- month period. The Puerto Rico Wireless Telephone System accounted for $369 and $85 of the equipment sales for the three months ended February 28, 1998 and 1997, respectively.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended February 28, 1998, was $67 as compared to $73 for the three months ended February 28, 1997. This reduction in revenue per subscriber was due to lower reciprocal per minute roaming rates with other cellular carriers during the three months ended February 28, 1998. The average monthly revenue per subscriber was approximately $62 in the Company's domestic markets, as compared to approximately $88 in the Company's Puerto Rico operations. The Company expects that per subscriber revenue will be impacted by competition and the expansion of its local service calling areas as well as decreased revenue due to lower reciprocal roaming rates.

Cost of services during the three months ended February 28, 1998 was $10,831, an increase of $4,918 or 83% from the three months ended February 28, 1997. The increase was due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from both the continued expansion of the Company's network and the commencement of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System were $4,157 and $847 for the three months ended February 28, 1998 and 1997, respectively.

Cost of equipment sold during the three months ended February 28, 1998 was $4,393, a decrease of $341 or 7% as compared to the three months ended February 28, 1997. The primary reason was a decrease in the cost of the cellular equipment purchased partially offset by an increase in the number of telephone units sold. Cost of equipment sold for the Puerto Rico Wireless Telephone System was $267 and $167 for the three months ended February 28, 1998 and 1997, respectively.

Selling, general and administrative expenses rose to $22,457 for the three months ended February 28, 1998, an increase of $7,059 or 46% above the expenses of $15,398 for the three months ended February 28, 1997. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the commencement of PCS telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $7,261 and $3,147 for the three months ended February 28, 1998 and 1997, respectively.

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

Depreciation and amortization for the three months ended February 28, 1998 was $29,857, an increase of $8,682 or 41% over the three months ended February 28, 1997. The increase resulted from acquisitions and capital expenditures made during the nine months ended February 28, 1998 and during the fiscal year ended May 31, 1997 in connection with the development and network expansion of the Company's Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $8,033 or 93% of the increase.

The operating loss for the three months ended February 28, 1998 was $8,359, an increase of $313 or 4% from the loss of $8,046 for the three months ended February 28, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $5,330 and $2,668 for the three months ended February 28, 1998 and 1997, respectively.

Interest expense was $11,461 for the three months ended February 28, 1998, an increase of $2,622 or 30% from the three months ended February 28, 1997. Interest expense for the three months ended February 28, 1997 was reduced by $154 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the three months ended February 28, 1998 and 1997 were $11,461 and $8,993, respectively. The increase in gross interest costs reflects additional borrowings for acquisitions, working capital and debt service. The average debt outstanding during the three months ended February 28, 1998 was $480,777, an increase of $104,333 as compared to the average debt level of $376,444 during the three months ended February 28, 1997. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate decreased to 9.5% for the three months ended February 28, 1998 from 9.6% for the three months ended February 28, 1997.

After income attributable to minority interests in subsidiaries for the three months ended February 28, 1998, a pretax loss of $17,514 was incurred, as compared to a pretax loss of $12,244 for the three months ended February 28, 1997. The income tax benefit of $7,844 for the three months ended February 28, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The net loss of $9,670 for the three months ended February 28, 1998 represents an increase of $184 or 2% from the net loss of $9,486 for the three months ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 1998, earnings were less than fixed charges by $39,272. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $82,637 relating to depreciation and amortization.

During the nine months ended February 28, 1998, the Company made capital expenditures of $103,187, primarily to continue the construction of its Puerto Rico Wireless Telephone System and its Domestic Wireless Telephone Systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone System were $71,824 for the nine months ended February 28, 1998, representing 70% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $45,129 to continue the buildout of the Company's PCS network infrastructure and $26,695 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During the twelve-month period ending May 31, 1998, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $40,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1999 will be approximately $50,000. This expenditure level primarily relates to an acceleration of expenditures that would otherwise take place in future years. This acceleration is related to the growth the Company has experienced in its Puerto Rico Wireless Telephone System). The Company is exploring various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

On February 27, 1998, Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), amended its four-year revolving credit facility (the "Puerto Rico Credit Facility") to increase the credit availability from $130,000 to $180,000, an increase of $50,000. As of February 28, 1998, the Puerto Rico Credit Facility had $135,000 outstanding. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or
(b) the Eurodollar Base Rate, as defined, plus a margin of 2.25%, adjusted for the maintenance of certain specified ratios, as applicable.

As of February 28, 1998, the Company had $5,000 outstanding under its $75,000 domestic revolving credit facility (the "Domestic Credit Facility"). The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate,as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.5%.

The Company also has two outstanding public issuances of debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively.

The Domestic Credit Facility, the Puerto Rico Credit Facility and the Company's public debt instruments require the maintenance of certain financial and operating covenants, restrict the use of borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees. The Company and CPRW were in compliance with all covenants of their debt instruments at February 28,1998.

The Company has outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, with respect to the preferred stock is $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. Through February 28, 1998, the Company has paid five quarterly cash dividends to Citizens and Century of $3,959 and $154, respectively. The Company will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of the Puerto Rico telecommunications network, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications network has been, and is expected to continue to be, highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications network will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's wireless telephone operations and Puerto Rico telecommunications network will not be sufficient in the next several years to cover interest, the preferred stock dividends that may be declared and made payable and required capital expenditures.

The Company anticipates that shortfalls in cash flow may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although to date the Company has been able to obtain such financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of April 8, 1998, 4,239,231 shares remain available for issuance under this shelf registration .

The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 8, 1998, $400,000 remained available for issuance under this shelf registration.

Although the net cash provided by operating activities for the nine months ended February 28, 1998 was not sufficient to fund the Company's expenditures for property, plant and equipment of $103,187, funds required were available from current fiscal year financing activities and cash on hand. The principal source of such cash was financing activities completed in prior fiscal years. The Company will continue to rely on various financing activities to fund these requirements. Based upon current market conditions, the Company expects that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve-month period.

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

On September 12, 1996, the Company acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35,000 in cash. The Benton Harbor market represents approximately 161,400 Net Pops. A Net Pop is the market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a wireless telephone system in that market and "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

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

The Board of Directors of the Company has determined to explore strategic alternatives available to it. In connection with this exploration, the Company has retained the services of Donaldson, Lufkin & Jenrette.

COMMITMENTS AND CONTINGENCIES

On March 3, 1998, the Company entered into a two-year arrangement (the "Arrangement") with an institution (the "Counterparty") pursuant to which, the Counterparty may be directed by the Company from time to time to purchase in the open market up to 710,000 shares of the Company's Class A Common Stock ("Shares") throughout the life of the Arrangement. At the end of each calendar quarter during the term of the Arrangement, the value of the Shares held by the Counterparty will be determined. If, as of any such determination date, such Shares have increased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Counterparty will deliver to the Company an amount of Shares equal in value to such increase, less an amount corresponding to interest on the dollar amount that the Counterparty has committed to the purchase of the Shares (the

"Interest Component"). If, as of any such determination date, such Shares have decreased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Company will deliver to the Counterparty an amount of Shares or cash equal in value to such decrease, plus the Interest Component. At the end of the term of the Arrangement (or earlier at the option of the Company or upon the occurrence of certain events of default or certain mandatory unwind events) the Company may elect to purchase the Shares held by the Counterparty for cash in lieu of the resale of such Shares into the market. Failing an election by the Company to effect such purchase, the Counterparty may resell into the market the Shares held by it pursuant to a registration statement. It is the Company's current intent to acquire the shares upon termination. To date, 273,200 Shares have been purchased by the Counterparty under the Arrangement at a price of approximately $5,289.

During the nine months ended February 28, 1998, the Company directly purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to February 28, 1998, the Company has not directly purchased any additional shares of its Class A Common Stock in the open market. As of April 8, 1998, the Company is authorized to directly purchase 2,729,800 additional shares of its Class A Common Stock in the open market after giving effect to the shares purchased to date.

The Company is controlled by Century. Century has an approximate 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at February 28, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the nine months ended February 28, 1998, the Company has recorded expenses of $750 under the Services Agreement, of which $500 is recorded within payable to affiliate on the Company's consolidated balance sheet at February 28, 1998.

The Company is currently in the process of evaluating its computer software and data bases to determine whether modifications will be required to prevent problems related to the Year 2000, including its billing and collection activities. These problems, which have been widely reported in the media, could cause malfunctions in certain software and data bases with respect to dates on or about 2000. Most of the Company's customer related computer systems and data bases are managed by third parties under contractual arrangements. The Company has requested that such third parties advise the Company as to whether or not they anticipate any difficulties for clients in addressing Year 2000 problems and, if so, whether or not the Company would be adversely affected by any such problems. Until such time as its service providers respond to the Company, the impact of Year 2000 on the Company's future operations and financial condition cannot be assessed. The Company will continue to monitor Year 2000 and will work with its service providers to remedy problems that arise.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone industry; risks associated with Year 2000; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company's Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1997 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in
Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward- looking statements or to advise of changes in the assumptions and factors on which they are based.

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

               None

ITEM 3.        Defaults Upon Senior Securities

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders

               None

ITEM 5.        Other Information

               On March 3, 1998, the Company entered into a two-year arrangement (the "Arrangement") with an institution (the "Counterparty") pursuant to which, the Counterparty may be directed by the Company from time to time to purchase in the open market up to 710,000 shares of the Company's Class A Common Stock ("Shares") throughout the life of the Arrangement. At the end of each calendar quarter during the term of the Arrangement, the value of the Shares held by the Counterparty will be determined. If, as of any such determination date, such Shares have increased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Counterparty will deliver to the Company an amount of Shares equal in value to such increase, less an amount corresponding to interest on the dollar amount that the Counterparty has committed to the purchase of the Shares (the "Interest Component"). If, as of any such determination date, such shares have decreased in value from the date of purchase or prior determination date (if such Shares were then held by the Counterparty), the Company will deliver to the Counterparty an amount of Shares or cash equal in value to such decrease, plus the Interest Component. At the end of the term of the Arrangement (or earlier at the option of the Company or upon the occurrence of certain events of default or certain mandatory unwind events) the Company may elect to purchase the Shares held by the Counterparty for cash in lieu of the resale of such Shares into the market. Failing an election by the Company to effect such purchase, the Counterparty may resell into the market the Shares held by it pursuant to a registration statement. It is the Company's current intent to acquire the shares upon termination. To date, 273,200 Shares have been purchased by the Counterparty under the Arrangement at a price of $5,289.

               During the nine months ended February 28, 1998, the Company directly purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to February 28, 1998, the Company has not directly purchased any additional shares of Class A Common Stock in the open market. As of April 8, 1998, the Company is authorized to directly purchase 2,729,800 additional shares of its Class A Common Stock in the open market after giving effect to the shares purchased to date.

ITEM 6.        Exhibits and Report on Form 8-K

               Each exhibit identified below is filed as a part of this report.

               a)     Exhibits

                      Exhibit No.                         Description
                      -----------                         -------------
                      Exhibit 10 Amended and Restated Credit Agreement dated as of February 27, 1998 between Centennial Puerto Rico Wireless Corporation, each of the lenders that is a signatory thereto (the "lenders"), and Citibank, N.A., as administrative agent for the lenders.
                      Exhibit 11         Statement re: computation of per share
                                         earnings
                      Exhibit 27 Financial data schedule (EDGAR filing document only)

                      Exhibit 99         Press Release of the Company dated
                                         April 14, 1998

               b)     Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 14, 1998

                                           CENTENNIAL CELLULAR CORP.

                                           /S/    Scott N. Schneider
                                           -------------------------------------
                                           Scott N. Schneider
                                           Chief Financial Officer, Senior Vice
                                           President and Treasurer
                                           (Principal Financial Officer)