Form 10-K405
period 1998-05-31
CENTENNIAL CELLULAR CORP
filed 1998-08-20
CIK 879573

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1998



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

     Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                              --  --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      As of July 28, 1998, there were 15,085,398 shares of Class A Common Stock outstanding and 10,544,113 shares of Class B Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on July 28, 1998 of $40.50 per share, was $589,403,831.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
Item 1.   Business..........................................................   1
Item 2.   Properties........................................................  14
Item 3.   Legal Proceedings.................................................  14
Item 4.   Submission of Matters to a Vote of Security Holders...............  14

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  16
Item 6.   Selected Consolidated Financial Data.................. ...........  18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  19
Item 7A   Quantitative and Qualitative Disclosure About Market Risk.........  36
Item 8.   Financial Statements and Supplementary Data.......................  36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...... .......................................  36

                               PART III

Item 10.  Directors and Executive Officers of the Registrant...............   36
Item 11.  Executive Compensation...........................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   37
Item 13.  Certain Relationships and Related Transactions...................   37

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          Signatures.......................................................   38


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

     On July 2, 1998, the Company and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

     Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock ("Class A Common Stock") will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock ("Class B Common Stock") will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of shares of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Convertible Redeemable Preferred Stock (the "Convertible Redeemable Preferred Stock") and Second Series Convertible Redeemable Preferred Stock (the "Second Series Convertible Redeemable Preferred Stock" and, together with the Convertible Redeemable Preferred Stock, the "Redeemable Preferred Stock") will be converted into the right to receive $43.50 per share in cash on an as converted basis. (See Note 12 to the Company's Consolidated Financial Statements).

     Because 7.1% of the shares outstanding immediately after the effective time of the Merger (the "Effective Time") must be retained by such existing stockholders of the Company in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock and receive cash in amounts which vary from the amounts such holders elected.

     Pursuant to the Merger Agreement, it is anticipated that each option to purchase Class A Shares (an "Option") granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended (collectively, the "Option Plans"), will be exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $43.50 and the exercise price of the Option prior to the Effective Time. Each Option that is not exercised or canceled will remain outstanding immediately following the Effective Time and such Options will be subject to adjustment pursuant to the terms of the Option Plans.

     In connection with the execution of the Merger Agreement, Century Communications Corp. ("Century"), the Company's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, Century, which has an approximate 34% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998, agreed to vote its shares in favor of the approval and adoption of the Merger Agreement. Because Century agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of the Company's stockholders who are not affiliated with the Company or Acquisition.

     Pursuant to the Merger Agreement, from the date of the Merger Agreement to the Effective Time, the Company shall conduct its business in the ordinary course consistent with past practice and shall use reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and key employees. All statements contained in this Annual Report, including discussions of the Company's plans and strategies, are subject to the Company's covenants regarding the conduct of its business pending the Merger.

     The consummation of the Merger is subject to certain conditions, including, without limitation, the Company obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement.

     Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event the Company or Acquisition shall have terminated the Merger Agreement as a result of either the Company entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of the Company having withdrawn, modified or amended in any manner adverse to Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then the Company shall reimburse Acquisition for documented fees and expenses (subject to a maximum of $25.0 million) and pay Acquisition a termination fee of $40 million.

     In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, the Company must consummate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof. Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

      The Company's consolidated financial statements have been prepared on a historical basis and do not include any adjustments relating to the Merger Agreement.

      Centennial was organized in 1988. The Company's principal corporate office is located at 1305 Campus Parkway, Neptune, New Jersey 07753. Its telephone number is (732) 919-1000.

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

     The Company's current wireless telephone interests represent approximately
10.1 million Net Pops. Approximately 5.4 million of these Net Pops are represented by interests in those Domestic Systems that the Company owns and operates in three geographic clusters: the Michiana cluster in Michigan, Ohio and Indiana; the East Texas/Louisiana cluster in Texas, Louisiana and Mississippi; and the Southwestern cluster in California and Arizona. Approximately 3.6 million of these Net Pops represent the Company's Puerto Rico Wireless Telephone System. The balance of approximately 1.1 million of these Net Pops represents minority interests in limited partnerships which are controlled by other parties ("Investment Interests").

      The Michiana cluster has approximately 3.3 million Net Pops, constituting approximately 60% of the Net Pops in markets served by the Domestic Wireless Telephone Systems and 32% of the Company's total Net Pops. The Michiana cluster covers portions of three major interstate highways that connect Chicago, Detroit and Indianapolis. The East Texas/Louisiana cluster has approximately 1.9 million Net Pops, constituting 36% of the Net Pops in markets served by the Domestic Systems and 19% of the Company's total Net Pops. The East Texas/Louisiana cluster covers a significant portion of interstate highway I-10 as well as sections of Texas, Louisiana and Mississippi adjacent to the cities of Houston, New Orleans, Shreveport and Baton Rouge. The Southwestern cluster has approximately 230,000 Net Pops, constituting 4% of the Net Pops in markets served by the Domestic Wireless Telephone Systems and 2% of the Company's total Net Pops. This cluster encompasses the Yuma, Arizona and El Centro, California markets located between Los Angeles to the northwest and San Diego to the west, Phoenix to the east, and Mexicali, Mexico to the south.

      The Puerto Rico Wireless Telephone System covers areas in the Island of Puerto Rico. These markets contain approximately 3.6 million Net Pops, or 36% of the Company's total Net Pops.

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

WIRELESS TELEPHONE MARKETS AND INTERESTS

     The Company has focused on acquiring controlling ownership interests in wireless telephone systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless telephone operations enables it to achieve operating and cost efficiencies, as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless telephone systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities or a combination thereof.

      The chart below sets forth certain information about the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and the Investment Interests as of July 31, 1998. Those Domestic Wireless Telephone Systems and the Investment Interests which are in Metropolitan Statistical Areas ("MSAs") are asterisked; the remainder are in Rural Service Areas ("RSAs").


                 MARKETS                  OWNERSHIP        POPS    NET POPS
                 -------                  ---------        ----    --------
 DOMESTIC WIRELESS TELEPHONE SYSTEMS

MICHIANA CLUSTER
  Kalamazoo, MI*                             100.0%     293,500     293,500
  Cass, MI                                    85.7%     288,000     246,900
  Newaygo, MI                                100.0%     220,200     220,200
  Battle Creek, MI*                          100.0%     186,000     186,000
  Benton Harbor, MI*                         100.0%     161,400     161,400
  Jackson, MI*                                92.0%     149,800     137,800
  Roscommon, MI                              100.0%     130,400     130,400
                                                      ---------   ---------
     System Subtotal                                  1,429,300   1,376,200
                                                      ---------   ---------

  South Bend, IN *                           100.0%     289,200     289,200
  Richmond, IN                               100.0%     217,900     217,900
  Newton, IN                                 100.0%     204,200     204,200
  Elkhart-Goshen, IN*                         91.7%     156,200     143,200
  Williams, OH                               100.0%     125,900     125,900
                                                      ---------   ---------
     System Subtotal                                    993,400     980,400
                                                      ---------   ---------

  Fort Wayne, IN*                            100.0%     420,900     420,900
  Miami, IN                                  100.0%     179,000     179,000
  Kosciusko, IN                              100.0%     160,000     160,000
  Huntington, IN                             100.0%     145,200     145,200
                                                      ---------   ---------
     System Subtotal                                    905,100     905,100
                                                      ---------   ---------
     Cluster Subtotal                                 3,327,800   3,261,700
                                                      ---------   ---------


                 MARKETS                  OWNERSHIP        POPS    NET POPS
                 -------                  ---------        ----    --------
EAST TEXAS/LOUISIANA CLUSTER
  Beauregard, LA                             100.0%     372,500     372,500
  Beaumont-Port Arthur, TX*                  100.0%     361,200     361,200
  Lafayette, LA*                              94.5%     209,000     197,500
  West Feliciana, LA                         100.0%     170,900     170,900
  Claiborne, MS                              100.0%     153,900     153,900
  Alexandria, LA*                             93.2%     149,000     138,900
  Iberville, LA                              100.0%     131,000     131,000
  DeSoto, LA                                 100.0%     121,300     121,300
  Copiah, MS                                 100.0%     118,000     118,000
  Bastrop, LA                                100.0%      92,200      92,200
  Caldwell, LA                               100.0%      71,600      71,600
                                                     ----------  ----------
     Cluster Subtotal                                 1,950,600   1,929,000
                                                     ----------  ----------
SOUTHWESTERN CLUSTER
  Yuma, AZ                                   100.0%     120,700     120,700
  El Centro, CA                              100.0%     109,300     109,300
                                                     ----------  ----------
     Cluster Subtotal                                   230,000     230,000
                                                     ----------  ----------

Total Domestic Wireless Telephone Systems             5,508,400   5,420,700
                                                     ==========  ==========

PUERTO RICO WIRELESS TELEPHONE SYSTEM        100.0%   3,600,000   3,600,000
                                                     ==========  ==========

INVESTMENT INTERESTS

SACRAMENTO VALLEY CLUSTER                     23.5%
  Sacramento, CA*                                     1,355,100     318,100
  Stockton, CA*                                         480,600     112,800
  Modesto, CA*                                          370,600      87,000
  Reno, NV*                                             254,700      59,800
  Chico, CA*                                            182,100      42,800
  Redding, CA*                                          147,000      34,500
  Yuba City, CA*                                        122,600      28,800
  Tehama, CA                                             90,700      21,300
  Storey, NV                                             90,600      21,300
  Sierra, CA                                             81,800      19,200
                                                     ----------  ----------
     Cluster Subtotal                                 3,175,800     745,600
                                                     ----------  ----------

SAN FRANCISCO BAY AREA CLUSTER                 2.9%
  San Francisco, CA*                                  3,686,600     105,800
  San Jose, CA*                                       1,497,600      43,000
  Vallejo, CA*                                          451,200      13,000
  Santa Rosa-Petaluma, CA*                              388,200      11,100
  Salinas, CA*                                          355,700      10,200
  Santa Cruz, CA*                                       229,700       6,600
                                                     ----------  ----------
     Cluster Subtotal                                 6,609,000     189,700
                                                     ----------  ----------

Lawrence, PA                                   14.3%    363,400      51,900
Del Norte, CA                                   6.9%    199,200      13,700
Modoc, CA                                      25.0%     57,000      14,200
Lake Charles, LA*                              25.1%    168,100      42,200
                                                     ----------  ----------
Total Investment Interests                           10,572,500   1,057,300
                                                     ========== ===========

Total Domestic Wireless Telephone
Systems, Puerto Rico Wireless Telephone
System and Investment Interests                      19,680,900  10,078,000
                                                     ==========  ==========


     As of May 31, 1998, the Company's Domestic and Puerto Rico Wireless Telephone Systems had 322,200 subscribers in the markets listed above, and for each of fiscal 1997, 1996, 1995 and 1994 the Company had 203,900, 135,000,
85,920 and 49,040 subscribers, respectively, in such markets. At May 31, 1998, the Company's pro rata share of subscribers relating to the Investment Interests was approximately 122,000.

      All of the Company's systems are currently operational. A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations.

PUERTO RICO OPERATIONS

     The Company has commenced the operation of its developing Puerto Rico Wireless Telephone System. The Company has substantially completed installation of the initial system. The Company was the successful bidder for one of two MTA licenses to provide broad band PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and the FCC granted the 30 MHz Block B broadband PCS license for the Puerto Rico-Virgin Islands MTA to the Company in fiscal 1996. The licensed area represents approximately 3.6 million Net Pops.

      The total cost to the Company of the acquisition and buildout of the infrastructure of the PCS system (including the purchase of equipment and installation services, a license fee that the Company has paid of approximately $55 million and the upgrade of cell sites and call switching equipment) has been approximately $184.6 million in the aggregate through fiscal 1998. It is anticipated that approximately $30 million will be expended in connection with the buildout through fiscal 1999.

      The Company leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. ("Century-ML"), a cable television operator which is 50% owned by Century. Further, the Company leases and shares capacity on the fiber optic cable television facility and network of Century-ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company (See Item 13. "Certain Relationships and Related Transactions" and Note 1 to the Company's Consolidated Financial Statements). The Company believes that the above transactions and contemplated transactions between it and Century and Century-ML are or will be, as the case may be, on terms no less favorable to the Company than would be obtainable at that time in comparable transactions with unaffiliated parties.

      In September 1997, the Company began participating in the intra-island and interstate telecommunications market in Puerto Rico as a service provider pursuant to FCC requirements for interstate service and pursuant to an authorization for intra-island service issued to the Company in December 1994, as amended in July 1996, by the Public Service Commission of the Commonwealth of Puerto Rico.

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

      The Company offers for sale or lease to its customers a wide variety of wireless telephones, including mobile, transportable and fully portable wireless telephones. The Company generally has offered significant discounts on wireless telephones in an effort to attract domestic customers.

MARKETING

      The Company designs and implements the marketing strategy for each of the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System. The Company uses a variety of billboard, radio and newspaper advertising to stimulate interest in wireless telephone service. The Company's objective is to increase its customer base, increase wireless usage and reduce subscriber cancellations. The Company's current marketing strategy is to generate continued net subscriber growth and to focus on customers who are likely to generate higher monthly revenues, primarily business users. However, as a result of broader acceptance of wireless telephone and the continued decline in the cost of wireless equipment, subscribers may be drawn from an increasingly wider range of occupations and demographics. In marketing wireless telephone service in the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System, the Company stresses the quality of its wireless telephone service, easy and rapid access to telephone services, competitive prices, state of the art features, and the local presence of its customer service representatives and technical staff. See "Customer Service." In areas where the Domestic Wireless Telephone Systems are in markets adjacent or proximate to one another, the Company emphasizes that its own subscribers may make calls from anywhere in these markets without incurring fees or charges in addition to the standard usage and service fees which often are incurred when a customer "roams" from one market to an adjacent market owned by a third party.

      The Company uses both its own internal sales force and independent agents, dealers and resellers to obtain customers for wireless telephone service in the Domestic Wireless Telephone Systems and uses its internal sales force to obtain customers in the Puerto Rico Wireless Telephone System. The Company's internal sales force is paid on a salary plus commission basis. Sales commissions are structured to take into account the length of the subscriber's contract, the rate plan selected and the type of wireless telephone sold. The Company also maintains an ongoing training program to improve the effectiveness of its internal sales force. The Company's dealers are independent contractors paid solely on a commission basis, and include entities whose principal business is selling wireless telephones as well as other entities whose customers may become wireless telephone users, such as office supply stores, car stereo companies, auto parts stores, appliance stores and department stores.

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

      The construction of the Company's Puerto Rico Wireless Telephone System is capital intensive, in part because the licensed area is large and numerous low power PCS base station transmitters are required to provide coverage to the licensed area. The FCC has established construction benchmarks which require that 30 MHz broadband PCS systems, such as the Puerto Rico Wireless Telephone System, serve at least one-third of the population in its licensed area within five years of being licensed and two-thirds of the population in their licensed area within ten years of being licensed. The Company believes it is in compliance with this requirement. In addition, broadband PCS spectrum is currently used by incumbent co-channel point-to-point microwave users. As a general proposition, broadband PCS licensees are required to pay the costs associated with the relocation of these existing microwave users to other portions of the radio spectrum or other media.

FISCAL 1997 ACQUISITION

     On September 12, 1996, the Company acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35 million in cash. The Benton Harbor market represents approximately 161,400 Net Pops.

FISCAL 1999 DISPOSITION

      On June 8, 1998, the Company disposed of its Investment Interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13.5 million in cash. During the first quarter of fiscal 1999, the Company recorded a pre-tax gain of approximately $9.5 million in relation to the sale of this investment interest.

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

      The Company's Puerto Rico Wireless Telephone System faces primary competition from the incumbent wireless telephone licensees in Puerto Rico, which include the Puerto Rico Telephone Company ("PRTC"), an entity currently owned by the Commonwealth of Puerto Rico, and Corecom Inc., a publicly held company.

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

      It is uncertain what effect broadband PCS will have on the Company's wireless telephone systems which it operates pursuant to cellular licenses. The FCC revised its rules to state explicitly that cellular licensees may provide any PCS-type services on their channels without prior notification to the FCC. Management of the Company believes that technological advances in present cellular telephone technology, including the use of digital technology, in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology, will provide essentially the same services
                                       9
as the services that PCS providers are expected to provide, but there can be no assurance that this will happen.

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

      Technological advances in the communications field continue to occur which make it difficult to predict the extent of additional future competition for wireless systems, but it is certain that in the future there will be more potential substitutes for the Company's current wireless technology. There can be no assurance that the Company will not face additional significant competition in the future or that the Company's current wireless technology will not eventually become obsolete.

      Potential Conflicts of Interest and Competition. Century, a New Jersey corporation, owns 81.2% of the issued and outstanding shares of Class B Common Stock, par value $.01 per share, of Centennial and 100% of the issued and outstanding shares of the Second Series Convertible Redeemable Preferred Stock, par value $.01 per share, of Centennial. Citizens Utilities Company, a Delaware corporation ("Citizens"), owns 18.8% of the issued and outstanding shares of Class B Common Stock and 100% of the issued and outstanding shares of the Convertible Redeemable Preferred Stock, par value $.01 per share, of Centennial. Century's principal business is the ownership and operation of 72 cable television systems in 25 states and Puerto Rico serving approximately 1.319 million primary basic subscribers as of May 31, 1998. Citizens is a diversified utility company providing telephone, electric, gas, water and wastewater services.

      Century and Citizens own approximately 74% and 17%, respectively, of the combined voting power of both classes of Common Stock of Centennial as of July 28, 1998, and if Century and Citizens each were to convert the preferred stock owned by it, Century would own approximately 59% and Citizens would own approximately 34% of such voting power as of such date. The remaining shares are publicly held. As a result of such ownership and in accordance with an agreement with Citizens, Century has the ability to nominate at least a majority and elect all of the directors of Centennial. Century has agreed to vote for one director to be nominated by Citizens.

     Century has entered into a Stockholder Agreement with Acquisition pursuant to which it has agreed to vote its shares of the Company in favor of the approval and adoption of the Merger Agreement. In addition, pursuant to the Stockholder Agreement, Century has agreed that on the effective date of the Merger it will execute and deliver a non-compete agreement with the Surviving Corporation, pursuant to which Century will agree that, for a period of three years from the effective date, Century will not engage in, or acquire a controlling interest in, any business that competes with any of the businesses of the Company's current operations in Puerto Rico; provided, however, that such non-compete shall not extend to or restrict in any manner the activities of Century's existing joint venture in Puerto Rico ("Century M-L").

     Century is the owner of 1.79% of the issued and outstanding Common Stock of Citizens as of July 28, 1998. Leonard Tow is Chairman of the Board and Chief Executive Officer of Century and Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Citizens. One other director of Century, Claire
L. Tow, is also a director of Citizens. Citizens owns 1,807,095 shares of Class A Common Stock of Century representing approximately 6% of the issued and outstanding Class A Common Stock of Century as of July 28, 1998. Substantially all of Century's current wireless operations and investments are conducted or held by the Company. The Company leases and shares capacity on a fiber optic cable network for its Puerto Rico Wireless Telephone System from Century-ML. See "Business -- Puerto Rico Operations." Although exceptions are permitted by the Conflicts/Non-Compete Agreement described below, Century has indicated to the Company that it intends to conduct all its wireless telephone operations through the Company, subject to FCC restrictions. Citizens has agreed with Century and the Company that Citizens will conduct all its wireless telephone operations through the Company, except in areas where Citizens operates or acquires landline telephone systems and areas contiguous thereto. There can be no assurance that the Company will not lose any material expansion opportunities as a result of such exception or any conflicts that may exist between the interests of Citizens and the Company.

      The Company, Century and Citizens have entered into a Conflicts/Non-Compete Agreement. Pursuant to such agreement, except as described below, neither Century nor Citizens may compete with the Company in the acquisition of wireless telephone businesses or ownership interests therein, and the Company will have the first opportunity to purchase any wireless telephone business or ownership interests therein that may be presented to Citizens or Century. Citizens has no obligation to present any such business opportunity to the Company if the business under consideration is located in or is contiguous to an area in which Citizens (or a subsidiary or affiliate at least 50% owned by Citizens) owns or operates a landline telephone operation. Century has entered into an agreement with Acquisition pursuant to which it has agreed to terminate the Conflicts/Non-Compete Agreement as of the effective time of the Merger.

REGULATION

      Federal Regulation. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the cellular, PCS, paging, conventional mobile telephone systems and SMR systems operated by the Company are licensed and regulated by the FCC as Commercial Mobile Radio Service ("CMRS") facilities. The FCC limits entities to a total of 45 MHz of licensed CMRS spectrum in any given market area.

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

      The siting and construction of the CMRS facilities, including transmitter towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a construction permit must obtain all necessary zoning and building permit approvals for the transmitter sites and MTSO locations.

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

      On December 26, 1996, the Company, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's PCS network with PRTC's landline telephone network. On January 21, 1997, the Company filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's fiber optic network with PRTC's landline telephone network. The two petitions were substantially consolidated by the arbitrator and after several sessions with the arbitrator and PRTC, the Company and its PCS subsidiary successfully negotiated interconnection agreements with PRTC covering most of the unresolved issues. Those agreements, which reflect considerably lower interconnection rates than those PRTC had been charging, have been approved by the Board and are currently in effect.

DIGITAL WIRELESS TECHNOLOGY

     Over the next decade, it is expected that wireless telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry wide process that will take a number of years. The Company anticipates that such conversion will take place in the normal course. Overall costs of such conversion are not yet known.

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

EMPLOYEES

     The Company had approximately 1,490 employees as of May 31, 1998. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company leases office space at 1305 and 1325 Campus Parkway, Neptune, New Jersey, where it has its principal corporate office.

      The properties for MTSO and cell sites in the Domestic Wireless Telephone Systems and the Puerto Rico Wireless Telephone System are either owned (approximately 9%) or leased (approximately 91%), typically under short-term leases, by the Company or one of its subsidiaries or the partnership, joint venture or corporation which holds the construction permit or license (in the case of the Domestic Wireless Telephone Systems in which the Company has a minority interest).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Centennial's shareholders during the fiscal quarter ended May 31, 1998.

EXECUTIVE OFFICERS OF CENTENNIAL

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

      BERNARD P. GALLAGHER, 51, has been Chairman of the Board and Chief Executive Officer of Centennial since August 1991 and has been a director of Centennial since March 1991. From February 1990 to August 1991, Mr. Gallagher was President and Chief Operating Officer of Centennial. He has been a director of Century since October 1990 and President and Chief Operating Officer of Century since October 1989. From 1979 to October 1989, Mr. Gallagher served in various financial and executive capacities at Comcast Corporation, a cable television and cellular telephone company, including Vice President and Treasurer from November 1984 to October 1989.

      RUDY J. GRAF, 49, has been President, Chief Operating Officer and a director of Centennial since August 1991, and was Vice President, Operations of Centennial from November 1990 to August 1991. Prior to joining Centennial, Mr. Graf served in various executive capacities, including Regional Vice President from December 1987 to July 1990 and as Vice President and General Manager from December 1985 to November 1987 of Metromedia Company, a cellular telephone company.

      SCOTT N. SCHNEIDER, 40, has been a director and Senior Vice President, Chief Financial Officer and Treasurer of Centennial since August 1991. He was a Vice President and Controller of Centennial from the date of its incorporation in 1988 to August 1991. Mr. Schneider has been a director of Century since October 1994. Mr. Schneider has been Chief Financial Officer of Century since December 1996 and Senior Vice President and Treasurer of Century since June 1991, and has been an Assistant Secretary of Century since October 1986. He was a Vice President of Century from October 1986 to June 1991, and was Controller of Century from 1982 to June 1991.

      MICHAEL G. HARRIS, 52, has been Senior Vice President, Engineering of Centennial since August 1991, and was Vice President, Engineering of Centennial from the date of its incorporation in 1988 to August 1991. Mr. Harris has been a director of Century since October 1997, Senior Vice President, Engineering of Century since June 1991, and was Vice President, Engineering of Century from 1982 to June 1991.

      PHILLIP MAYBERRY, 45, has been Senior Vice President - Operations of Centennial since December 1994, and was Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

      THOMAS COGAR, 41, joined Centennial in September 1990 as Director of Engineering and has been Vice President, Engineering of Centennial since August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc. in various technical capacities, most recently as Northeast Manager of Technical Operations.

      ROBERT J. LARSON, 39, has been Vice President - Accounting and Administration of Centennial since March 1995. He was Vice President - Controller of Centennial from October 1994 to March 1995 and was Controller of Centennial from 1990 to October 1994, and was Assistant Controller of Centennial from 1989 to 1990. Mr. Larson has been Vice President - Controller of Century since October 1994, was Controller of Century from 1991 to 1994 and was Assistant Controller from 1989 to 1991. Prior to joining

Centennial and Century, Mr. Larson was a manager with Touche Ross & Co., a predecessor firm of Deloitte & Touche LLP.

      ROBERT BRADEN, 52, has been Senior Vice President - Business Development of Centennial since November 1993. Prior to joining Centennial, Mr. Braden held operating and executive positions in several telecommunications companies including Metromedia, Omni Communications and VMX, Inc.

      THOMAS E. BUCKS, 42, has been Vice President - Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager - Financial Analysis and Planning.

      DAVID Z. ROSENSWEIG, 72, has been a director and Secretary of Centennial since the date of its incorporation in 1988 and of Century since 1985. Mr. Rosensweig has been a member of the New York law firm of Leavy Rosensweig & Hyman, which acts as general counsel to Centennial and Century, since May 1987. He has been a director and Secretary of Century since December 1985.

      CLIFFORD A. BAIL, 43, has been Vice President - Legal Affairs and Corporate Counsel of the Company since January 1997. Mr. Bail has also been Vice President Legal Affairs and Corporate Counsel of Century since January 1997. From 1992 to 1996, Mr. Bail was a partner in the New York law firm of Leavy Rosensweig & Hyman, which acts as general counsel to the Company and Century.

      JOHN CASEY, 42, has been Vice President - Administration of Centennial since January 1995, and was a Regional Manager of Centennial from January 1991 to December 1994. From August 1989 to December 1990, Mr. Casey was employed by McCaw Cellular One as District General Manager.

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

                                       High                   Low
                                       ----                   ---
1996
----
First Quarter                         $18 1/2                $14 7/8
Second Quarter                         17 5/8                 15
Third Quarter                          18 1/4                 12 3/4
Fourth Quarter                         15 1/4                 10 3/8

1997
----
First Quarter                          14 5/8                  9 7/8
Second Quarter                         16 1/2                  8 5/8
Third Quarter                          19                     14 7/8
Fourth Quarter                         21 1/4                 17 1/4

1998
----
First Quarter                          27 3/8                 16 1/2
Second Quarter                         38 3/4                 24 1/4
Third Quarter (through July 28)*       41 7/16                37 3/8

---------------
* On July 2, 1998, The Company announced that it had entered into the Merger Agreement.

     As of July 28, 1998, there were approximately 319 record holders of Centennial's Class A Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies. As of July 28, 1998, there were two record holders of the Class B Common Stock.

DIVIDEND POLICY

     Centennial has not paid any cash dividends on its Common Stock and currently intends for the foreseeable future to retain all earnings for use in the Company's business. Centennial is effectively prohibited from paying cash dividends on its common stock by the provisions of the indentures with respect to $100 million aggregate principal amount of its publicly held 10 1/8% Senior Notes and $250 million aggregate principal amount of its publicly held 8 7/8% Senior Notes. The Restated Certificate of Incorporation of Centennial provides that no cash dividends may be paid in respect of any class of Common Stock unless there shall have been paid or set apart for payment full cumulative dividends for all past and current dividend periods and all past and then current sinking, purchase or retirement fund installments, if any, on any class of preferred stock, including the Convertible Redeemable Preferred Stock and the Second Series Convertible Redeemable Preferred Stock, and then dividends on the Common Stock may be paid in any fiscal quarter only to the extent of 50% of the net income of the Company allocable to the Common Stock from continuing operations for the preceding fiscal quarter after deduction for payment of dividends on preferred stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 1998 was derived from the Company's audited Consolidated Financial Statements. The following information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                      --------------------------------------------------------------------------------------
                                                                         YEAR ENDED MAY 31,
                                      --------------------------------------------------------------------------------------
                                            1998              1997             1996                 1995            1994
                                      --------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

Revenues                               $    237,501      $    151,023      $    112,197       $     85,419      $     56,373
                                       ------------      ------------      ------------       ------------      ------------
Cost of services and equipment sold          54,818            38,228            26,129             22,152            13,424

Selling, general and administrative          81,790            55,132            34,188             26,055            17,787

Depreciation and amortization               114,194            83,720            70,989             65,642            47,652
                                       ------------      ------------      ------------       ------------      ------------
                                            250,802           177,080           131,306            113,849            78,863
                                       ------------      ------------      ------------       ------------      ------------

Operating loss                              (13,301)          (26,057)          (19,109)           (28,430)          (22,490)

Interest expense                             45,155            33,379            27,886             23,357            21,040

Gain on sale of assets                            5             3,819             8,310               --                --

Income from equity investments               13,069            15,180            10,473              4,670             3,645
                                       ------------      ------------      ------------       ------------      ------------

Loss before income tax benefit and
   minority interest                        (45,382)          (40,437)          (28,212)           (47,117)          (39,885)

Income Tax Benefit                          (13,597)           (7,295)          (11,596)           (14,456)          (11,780)
                                       ------------      ------------      ------------       ------------      ------------

Loss before minority interest               (31,785)          (33,142)          (16,616)           (32,661)          (28,105)

Minority interest in (income) loss
   of subsidiaries                             (162)             (153)              (15)               (69)              321
                                       ------------      ------------      ------------       ------------      ------------

Net loss                               $    (31,947)     $    (33,295)     $    (16,631)      $    (32,730)     $    (27,784)
                                       ============      ============      ============       ============      ============
Dividend requirements on Preferred
  Stock                                $     16,451      $     15,948      $     13,590       $     12,634      $     11,678
                                       ============      ============      ============       ============      ============
Loss applicable to common shares       $    (48,398)     $    (49,243)     $    (30,221)      $    (45,364)     $    (39,462)
                                       ============      ============      ============       ============      ============

Loss per common share - basic and
  diluted                              $      (1.85)     $      (1.83)     $      (1.13)      $      (1.93)     $      (3.28)
                                       ============      ============      ============       ============      ============

Weighted average number of basic
  common shares outstanding during
  the period                           $ 26,181,000      $ 26,934,000      $ 26,770,000       $ 23,544,000      $ 12,033,000
                                       ============      ============      ============       ============      ============

BALANCE SHEET DATA

Total assets                           $    847,417      $    844,850      $    785,812       $    844,384      $    502,384

Long-term debt                              510,000           429,000           350,000            350,000           250,000

Redeemable Preferred Stock                  193,539           193,539           189,930            176,340           163,706

Common stockholders' equity                  40,409           112,882           160,006            188,831            24,143



See Notes 4 and 5 of the consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE
DATA)

     On July 2, 1998, the Company and Acquisition entered into the Merger Agreement providing for the Merger. Centennial will continue as the Surviving Corporation in the Merger.

     Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Redeemable Preferred Stock will be converted into the right to receive $43.50 per share in cash on an as converted basis. (See Note 12 to the Company's Consolidated Financial Statements).

     Because 7.1% of the shares outstanding immediately after the Effective Time must be retained by such existing stockholders of the Company in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock and receive cash in amounts which vary from the amounts such holders elected.

     Pursuant to the Merger Agreement, it is anticipated that each Option granted under the Company's Option Plans will be exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $43.50 and the exercise price of the Option prior to the Effective Time. Each Option that is not exercised or canceled will remain outstanding immediately following the Effective Time and such Options will be subject to adjustment pursuant to the terms of the Option Plans.

     In connection with the execution of the Merger Agreement, Century, the Company's principal stockholder, entered into the Stockholder Agreement, dated July 2, 1998, with Acquisition. Pursuant to the Stockholder Agreement, Century, which has an approximate 34% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998, agreed to vote its shares in favor of the approval and adoption of the Merger Agreement. Because Century agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of the Company's stockholders who are not affiliated with the Company or Acquisition.

     Pursuant to the Merger Agreement, from the date of the Merger Agreement to the Effective Time, the Company shall conduct its business in the ordinary course consistent with past practice and shall use reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and key employees. All statements contained in this Annual Report, including discussions of the Company's plans and strategies, are subject to the Company's covenants regarding the conduct of its business pending the Merger.

     The consummation of the Merger is subject to certain conditions, including, without limitation, the Company obtaining a final order from the FCC approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement. The Merger Agreement provides for the payment of certain fees and the reimbursement of certain expenses to Acquisition in the event of a termination of the Merger Agreement under certain circumstances (See Item 1 "Business--General").

     The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, on June 23, 1995, the Company acquired one of two Metropolitan Trading Areas ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands (the "Puerto Rico Wireless Telephone System"). Certain of the Company's operations are in a developmental stage, and the Company's Puerto Rico Wireless Telephone System is in the start-up and construction stage. On December 12, 1996 the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the system. The Puerto Rico Wireless Telephone System's operations accounted for $54,557 in revenue and had approximately 69,500 subscribers as of May 31, 1998.

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

        In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, the Company must consumate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof. Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

Year Ended May 31, 1998 and May 31, 1997

     Revenue for the year ended May 31, 1998 was $237,501, an increase of $86,478 or 57% over revenue of $151,023 for the year ended May 31, 1997, reflecting growth in subscriptions to, and increased usage of, wireless telephone service, partially offset by lower reciprocal per minute roaming rates with other cellular carriers. The Puerto Rico Wireless Telephone System accounted for $48,654 or 56% of the total increase in revenue.

     Revenue from the sale of wireless telephones and accessories to subscribers for the year ended May 31, 1998 increased by $1,861 to $4,719 or 65% as compared to the year ended May 31, 1997. The increase in revenue was due to a larger number of telephone units sold during the current year. The Puerto Rico Wireless Telephone System accounted for $1,216 and $215 of the equipment sales for the year ended May 31, 1998 and 1997, respectively.

     Continued growth in revenue is dependent upon increased levels of wireless subscriptions and maintenance of the current subscriber base and the average revenue per subscriber. Wireless subscribers at May 31, 1998 were approximately 322,200, an increase of 58% from the 203,900 subscribers at May 31, 1997. Increases from new activations of 191,400 were offset by subscriber cancellations of 73,100. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 69,500 and 16,900 subscribers at May 31, 1998 and 1997, respectively, and, as a result, accounted for 44% of the net increase in subscriptions.

     Consolidated revenue per subscriber per month, based upon an average number of subscribers for the year ended May 31, 1998, was $72 as compared to $74 for the year ended May 31, 1997. The average monthly revenue per subscriber was approximately $68 in the domestic markets, as compared to approximately $92 in the Company's Puerto Rico Wireless Telephone System. The Company expects that per subscriber revenue will be impacted by competition, the expansion of its local service calling areas and lower reciprocal per minute roaming rates with other wireless carriers.

     Cost of services during the year ended May 31, 1998 was $38,389, an increase of $16,173 or 73% from the year ended May 31, 1997. The increase was primarily due to the continued growth of PCS telephone service in Puerto Rico. Cost of services for the Puerto

Rico Wireless Telephone System was $14,163 and $3,155 for the years ended May 31, 1998 and 1997, respectively. Secondarily, the increase was due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Company's network.

     Cost of equipment sold during the year ended May 31, 1998 was $16,429, an increase of $417 or 3% as compared to the year ended May 31, 1997. The primary reason was an increase in the number of telephone units sold and higher phone costs in the Puerto Rico Wireless Telephone System. These increases were partially offset by a general decline in the wholesale prices of telephones. Cost of equipment sold for the Puerto Rico Wireless Telephone System was $806 and $571 for the years ended May 31, 1998 and 1997, respectively.

     Selling, general and administrative expenses rose to $81,790 for the year ended May 31, 1998, an increase of $26,658 or 48% above the expenses of $55,132 for the year ended May 31, 1997. The Company's managerial, customer service and sales staff increased to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the continued growth of telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $26,807 and $10,594 for the years ended May 31, 1998 and 1997, respectively.

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

     Depreciation and amortization for the year ended May 31, 1998 was $114,194, an increase of $30,474 or 36% over the year ended May 31, 1997. The increase resulted from capital expenditures made during fiscal 1998 and 1997 in connection with the development and network expansion of the Company's wireless telephone systems. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $26,464 or 87% of the increase.

     The operating loss for the year ended May 31, 1998 was $13,301, a decrease of $12,756 or 49% from the loss of $26,057 for the year ended May 31, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $20,011 and $14,746 for the years ended May 31, 1998 and 1997, respectively.

     Interest expense was $45,155 for the year ended May 31, 1998, an increase of $11,776 or 35% from the year ended May 31, 1997. Interest expense for the year ended May 31, 1997 was reduced by $2,752 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the year ended May 31, 1998 and 1997 were $45,155 and $36,131, respectively. The increase in gross interest costs reflects additional borrowings for working capital, debt service and capital expenditures related to the buildout of the Puerto Rico Wireless Telephone Systems' PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the year ended May 31, 1998 was $470,416, an increase of $95,523 as compared to the average debt level of $374,893 during the year ended May 31,

1997. The increase in average debt outstanding is principally related to the $76,000 in additional borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate decreased to 9.60% for the year ended May 31, 1998 from 9.64% for the year ended May 31, 1997.

     After income attributable to minority interests in subsidiaries for the year ended May 31, 1998, a pretax loss of $45,544 was incurred, as compared to a pretax loss of $40,590 for the year ended May 31, 1997. The income tax benefit of $13,597 for the year ended May 31, 1998 represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

     The net loss of $31,947 for the year ended May 31, 1998 represents a decrease of $1,348 or 4% from the net loss of $33,295 for the year ended May 31, 1997. The Puerto Rico PCS business accounted for 96% of the consolidated net loss for the year ended May 31, 1998 as compared to 52% for 1997.

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

     Consolidated revenue per subscriber per month, based upon an average number of subscribers, was $74 for the year ended May 31, 1997, as compared to $75 for the year ended May 31, 1996. The average monthly revenue per subscriber for the year ended May 31, 1997 was approximately $73 in the Domestic Wireless Telephone Systems, as compared to approximately $113 in the Company's Puerto Rico Wireless Telephone System.

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

     Interest expense was $33,379 for the year ended May 31, 1997, an increase of $5,493 or 20% from the year ended May 31, 1996. The increase in interest expense is the result of interest charged on additional borrowings for the Benton Harbor, MI acquisition, working capital needs and the construction and operation of the Puerto Rico telecommunications network as well as a decrease in capitalized interest charges related to the pre-operational stage of the Company's Puerto Rico PCS business. Capitalized interest for the year ended May 31, 1997 was $2,752, a decrease from the capitalized interest of $5,200 for the year ended May 31, 1996. Gross interest costs for the year ended May 31, 1997 and May 31, 1996 were $36,131 and $33,086, respectively. The average debt outstanding during the year ended May 31, 1997 was $374,893, an increase of $24,893 as compared to the average debt level of $350,000 during the year ended May 31, 1996. The Company's weighted average interest rate increased to 9.64% for the year ended May 31, 1997 from 9.54% for the year ended May 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended May 31, 1998, earnings were less than fixed charges by $45,382. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges includes non-cash charges of $114,194 relating to depreciation and amortization.

     As of May 31, 1998, the Company had $263,661 of property, plant and equipment (net) placed in service. During the year ended May 31, 1998, the Company made capital expenditures of $129,300, primarily to continue the construction of its Puerto Rico Wireless Telephone System and its Domestic Wireless Telephone Systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone System were $90,304 for the year ended May 31, 1998, representing 70% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $57,108 to continue the buildout of the Company's PCS network infrastructure and $33,196 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During fiscal 1999, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $40,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1999 will be approximately $30,000. This acceleration is related to the growth the Company has experienced in its Puerto Rico Wireless Telephone System. It is anticipated that the Company will seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

     Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), has a four-year, $180,000 revolving credit facility, as amended, (the "Puerto Rico Credit Facility"). As of May 31, 1998, the Puerto Rico Credit Facility had $150,000 outstanding. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

     As of May 31, 1998, the Company had $10,000 outstanding under its $75,000 domestic revolving credit facility (the "Domestic Credit Facility" ). The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate,as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%.

     The Company also has two outstanding public issuances of debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively. Pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence the Debt Offers. As a condition to the closing of the Merger, the Company must consummate the Debt Offers prior to the closing date of the Merger. However, there can be no assurance that the Debt Offers to repurchase will be consummated.

     The Domestic Credit Facility, the Puerto Rico Credit Facility and the Company's public debt instruments require the maintenance of certain financial and operating covenants, restrict the use of borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees. The Company and CPRW were in compliance with all covenants of their debt instruments at May 31,1998.

     The Company has outstanding two classes of preferred stock which are held by Citizens Utilities Co. ("Citizens") and Century Communications Corp. ("Century"). The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, with respect to the preferred stock is $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. During the years ended May 31, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $12,338 and $8,226, respectively. The Company will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

     In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of the

Puerto Rico telecommunications operations, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications operations has been, and is expected to continue to be, highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications operations will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Domestic Wireless Telephone Operations and Puerto Rico telecommunications operations will not be sufficient in the next several years to cover interest, the preferred stock dividends that may be declared and made payable and required capital expenditures.

     The Company anticipates that shortfalls in cash flow may be made up either through debt and equity issuances or additional financing arrangements that may be entered into by the Company. Although the net cash provided by operating activities for the year ended May 31, 1998 was not sufficient to fund the Company's expenditures for property, plant and equipment of $129,300, funds required were available from cash on hand and financing activities. The principal source of such cash was financing activities completed in prior fiscal years. It is anticipated that the Company's future funding needs will be met by the refinancing arrangements that are expected to be made in connection with the Merger, although there is no assurance that this refinancing will be obtained. Based upon current market conditions and its current capital structure, the Company believes that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

     The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of July 28, 1998, 4,239,231 shares remain available for future acquisitions.

     The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of July 28, 1998, $400,000 of debt securities remained available for issuance.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

        The Company's primary acquisition strategy is to acquire controlling ownership interests in wireless systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may also seek to acquire interests in wireless systems in other geographic areas. The Company may also pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, or a combination thereof.

     On June 8, 1998, the Company disposed of its Investment Interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. During the first quarter of fiscal 1999, the Company recorded a pre-tax gain of approximately $9,500 in relation to the sale of this Investment Interest.

     On September 12, 1996, the Company acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35,000 in cash. The Benton Harbor market represents approximately 161,400 Net Pops. The term "Net Pops" represents a market's Pops multiplied by the percentage interest that Centennial owns in an entity licensed by the FCC to construct or operate a wireless telephone system in that market and "Pops" means the population of a market based upon the final 1990 Census Report of the Bureau of the Census, United States Department of Commerce.

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

COMMITMENTS AND CONTINGENCIES

        During the year ended May 31, 1998, the Company directly purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to May 31, 1998, the Company has not directly purchased any additional shares of its Class A Common Stock in the open market. As of July 28, 1998, the Company is authorized to directly purchase 2,729,800 additional shares of its Class A Common Stock in the open market after giving effect to the shares purchased to date. Additionally, through a recently terminated agreement, the Company purchased 273,200 shares of its Class A Common stock for approximately $5.4 million.

     The Company is controlled by Century. Century has an approximate 34% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the year ended May 31, 1998, the Company has recorded expenses of $1,000 under the Services Agreement, of which $250 is recorded within payable to affiliate on the Company's consolidated balance sheet at May 31, 1998. Pursuant to the Stockholder Agreement with Acquisition, Century has agreed to terminate the Services Agreement as of the effective time of the Merger.

     The Company also plans to exercise, prior to the effective time of the Merger, its right to acquire the minority interests held by Century in the Cass and Jackson, Michigan systems for the prices paid by Century for such minority interests in the acquisition of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

     The Company leases certain space for equipment in Puerto Rico from Century-ML Cable Corp. "Century-ML", a cable television operator which is 50% owned by Century. Further, the Company leases and shares capacity on the fiber optic cable television facility and network of Century- ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro-rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company. During fiscal 1997, the Company recorded a deferred asset and a related payable to an affiliate in its consolidated balance sheet in the amount of $6,000 to reflect certain costs incurred by the Company to secure the use of the fiber optic network as required by the Facilities Agreement with Century-ML dated January 2, 1995. This amount, which was paid by the Company during fiscal 1998, represents the Company's share of the costs of constructing Century-ML's fiber optic network. (See note 1 to the consolidated financial statements).

     During fiscal 1998, the Company began a review of its computer systems and related software to identify systems and software which might malfunction due to a misidentification of the Year 2000. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss the steps that must be taken to deal with any potential Year 2000 issues. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 readiness.

     Most of the Company's customer-related computer systems and data bases, including its billing systems, are managed by third parties under contractual arrangements. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and if so, the nature of such difficulties. The Company is also working with others in the industry using the same or similar systems to determine the appropriate steps necessary to address the anticipated difficulties.

     The Company is currently undertaking an inventory of all local equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced. The Company is also monitoring industry-wide efforts with respect to signal delivery to its distribution plant and is working with others in the industry to address potential solutions.

     Management of the Company has not finally determined the cost associated with its Year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material. There can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company's financial condition or position.

     After evaluating its internal compliance efforts as well as the compliance of third parties as described above by the end of calendar year 1998, the Company will develop during 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant.

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

NET LOSSES; STOCKHOLDERS' EQUITY

     The Company has reported net losses of $(31,947), $(33,295) and $(16,631) for the fiscal years ended May 31, 1998, 1997 and 1996 respectively. Operating loss was $(13,301), $(26,057), and $(19,109) for the respective periods. Interest expense was $45,155, $33,379 and $27,886 for the respective periods. The Company expects net losses to continue until such time as the Domestic Wireless Telephone Systems, the Puerto Rico Wireless Telephone System and related investments associated with the acquisition, construction and development of its Domestic Wireless Telephone Systems and Puerto Rico Wireless Telephone System generate sufficient earnings to offset the cost of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

     Reflecting net losses in prior periods, the common stockholders' equity as stated on the Company's consolidated balance sheet at May 31, 1998 was $40,409. The Company's assets, including its cellular telephone and PCS licenses, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

LEVERAGE; CAPITAL REQUIREMENTS

     The wireless telephone business is capital intensive. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems; to build out and operate its Puerto Rico Wireless Telephone System; and to service its debt. Historically, the Company has been dependent upon borrowings, operating cash flow and the issuance of its equity securities to provide funds for such purposes. The Company will be dependent on external financing measures to meet its operating, debt service, dividend and capital expenditure requirements. In connection with the Merger, it is anticipated that the Company will incur indebtedness in the aggregate amount of approximately $1.75 billion. Some additional measures which the Company may from time to time consider include, but are not limited to: bank financing, joint ventures, partnerships and public and private placement of its debt or equity securities.

     In recent years, the Company has incurred substantial indebtedness in connection with the acquisition, construction and start-up expenses of wireless telephone systems. At May 31, 1998, the Company had an aggregate of $510,000 outstanding principal amount of debt securities. The Indentures (as defined below) for the Company's outstanding issues of publicly-held debt, as well as certain credit facilities, impose certain restrictions including the incurrence of additional indebtedness. See "Restrictive Covenants; Consequences of Default" below. Pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, the Company must consummate the Debt Offers prior to the closing date of the Merger. However, there can be no assurance that the Debt Offers will be consummated.

     For the year ended May 31, 1998, earnings were less than fixed charges by $45,382. Such amounts reflect non-cash charges of $114,194, relating to depreciation and amortization.

HIGHLY COMPETITIVE INDUSTRY

     The Company's ability to maintain or increase its offering of wireless telephone and other communications services can be subject to the changes in consumer demand, price competition, and the cost and supply of hardware, software and other technology required to provide such services. Future profitability also may be affected by the Company's ability to compete with other communications service enterprises. In each market the Company offers service, there are competitive providers of wireless telephone service, including providers of cellular, PCS, enhanced specialized mobile radio ("ESMR") and satellite services. Competition for customers in each of the Company's markets is principally on the basis of the technical quality of service, price, size of area covered, services and enhancements offered, capacity and responsiveness of customer service. Many of the Company's competitors have financial resources which are substantially greater than those of the Company and its partners in such markets.

     The Company also faces competition from resellers. The FCC requires providers of wireless telephone services to offer service to resellers on a nondiscriminatory basis. A reseller buys blocks of telephone numbers from a wireless telephone service provider, usually at a discounted rate, and resells the service to the public for a profit. Many telecommunications companies resell wireless telephone service as a complement to other services, such as long distance or local telephone services.

     In addition to competition from cellular and broadband PCS licensees, there is also competition from a variety of other communications technologies. See
Item 1. "Business/Competition/Competing Technologies." Continuing technological advances in the communications field make it impossible to predict the extent of additional future competition for wireless systems, but it is certain that in the future there will be more potential substitutes for wireless service. There can be no assurance that the Company will not face significant future competition or that the Company's current wireless technology will not eventually become obsolete.

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

     In addition, FCC licenses are subject to renewal and regulatory compliance requirements. Non-compliance may result in fines, termination of the license or a denial by the FCC of an application to renew the license. There may be competition for FCC licenses upon the expiration of their initial ten-year terms, and there can be no assurance that any FCC license will be renewed.

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

RESTRICTIVE COVENANTS; CONSEQUENCES OF DEFAULT

     The Company's financing arrangements place certain limitations on the Company. The Domestic Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries not otherwise subject to restrictions under its Senior Note Indentures, including the subsidiary which operates the Benton Harbor system. The Domestic Credit Facility is further guaranteed by certain subsidiaries holding Investment Interests. The Domestic Credit Facility restricts the incurrence of certain additional debt by the Company and limits the Company's ability to pay dividends. The Puerto Rico Credit Facility, which is non-recourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries and requires CPRW to meet and maintain certain financial and operating covenants, including the maintenance of certain minimum annualized cash flows, as defined, the maintenance of certain ratios of operating cash flow to debt service and total outstanding debt to operating cash flow and performance requirements including minimum subscriber levels. The facility restricts the use of borrowing, limits the incurrence of certain additional indebtedness by CPRW and limits CPRW's ability to declare and pay dividends to the Company and management fees to affiliates. Failure to satisfy such covenants would constitute a default under the facility in which event Citibank, N.A. could accelerate all amounts outstanding thereunder, and exercise certain other rights and remedies as a secured creditor.

     On November 15, 1993, the Company issued $250,000 aggregate principal amount of 8 7/8% Senior Notes due 2001 (the "8 7/8% Notes"). The Company is required to make semi-annual payments of interest on the 8 7/8% Notes at the rate of 8 7/8% per annum. On May 11, 1995, the Company issued $100,000 aggregate principal amount of 10 1/8% Senior Notes due 2005 (the "10 1/8% Notes"). The Company is required to make semi-annual payments of interest on the 10 1/8% Notes at the rate of 10 1/8% per annum. The terms of the indentures with respect to the 8 7/8% Notes and the 10 1/8% Notes (the "Indentures") require the Company to meet and maintain certain financial and operating covenants and achieve performance requirements. The Indentures also restrict the Company from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock; limits the ability of the Company to incur additional indebtedness and limits any distributions of assets to its stockholders.

     The Company was in compliance with all of the above covenants as of May 31, 1998. The Company presently expects to remain in compliance with such covenants, but there can be no assurance to such effect.

     In connection with the Merger, it is anticipated that the Company will incur indebtedness in the aggregate amount of approximately $1.75 billion in the form of senior secured credit facilities, an unsecured bridge loan and an issuance of subordinated notes. It is anticipated that the credit facilities, bridge loan and notes to be entered into in connection with the Merger (the "Credit Facilities") will impose significant operating and financial restrictions on the Company and its subsidiaries. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to stated maturities, sell assets, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, or engage in mergers and acquisitions. In addition, the Credit Facilities will require the borrowers thereunder to maintain certain financial ratios. These restrictions could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in its business or the economy in general, or otherwise conduct necessary corporate activities. A failure by the Company to comply with these restrictions could lead to a default under the terms of such indebtedness notwithstanding the ability of the Company to meet its debt service obligations. In the event of default, the holders of such indebtedness could elect to declare all such indebtedness to be due and payable together with accrued and unpaid interest. In such event, a significant portion of the Company's other indebtedness (including its subsidiaries') may become immediately due and payable and there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are acceptable to the Company.

     In addition, the Surviving Corporation and the subsidiaries that are borrowers under the Credit Facilities are generally expected to pledge as security the capital stock of all their direct and indirect subsidiaries to the lenders providing such facilities. The pledge of this capital stock could impair the Company's ability to obtain future financing on favorable terms, if at all. Further, in the event any subsidiary were to default on its obligations under the Credit Facilities and the lenders were to foreclose upon such pledged capital stock, the Company, as the holding company for such subsidiary, would likely be unable to service or repay its existing indebtedness.

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

     Pursuant to the Stockholder Agreement with Acquisition, Century has agreed to terminate the Stock Transfer Agreement as of the effective time of the Merger. Century has also agreed to vote its shares of the Company in favor of the approval and adoption of the Merger Agreement.

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

INVESTMENT INTERESTS; CAPITAL CALLS

     With respect to any system in which the Company now or in the future holds an Investment Interest, the Company has limited ability to direct the operation of such system and, if it does not meet a capital call, the Company's ownership interest in such system may be diluted. Capital calls with respect to the Investment Interests for the fiscal years ended May 31, 1998, 1997 and 1996 were approximately, $787, $2,878 and $1,463 respectively. The Company has, to date, paid all capital calls that it has received. Although the Company anticipates that such capital calls will decrease over time, there can be no assurance that such capital calls will, in fact, decrease. Capital calls may also be issued in connection with acquisitions by the respective limited partnerships. The Company intends to fund its pending and future capital calls from internally generated funds, bank borrowings or the issuance of additional debt or equity securities. There can be no assurance that the Company will be able to pay such capital calls when due.

                                    * * * * *

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended May 31, 1998, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of Centennial" in Part I of this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases space for the MTSO serving the southwestern cluster and space on an antenna tower in the southwestern cluster from Century for an aggregate current annual rent of approximately $1,000 pursuant to an oral month to month lease agreement. Further, the Company leases certain warehouse space in Puerto Rico to Century-ML for a current annual rent of approximately $23,000 pursuant to a written lease agreement. The Company leases and shares capacity on the fiber optic cable television facility and network of Century-ML for the purpose of operating as a competitive access provider. The Company shares in the cost of construction, operation and maintenance of the Century-ML fiber network on a pro rata basis based on the percentage of the number of fibers of the network used by or reserved for the Company. During fiscal 1997, the Company recorded a deferred asset and a related payable to an affiliate in its consolidated balance sheet in the amount of $6,000,000 to reflect certain costs incurred by the Company to secure the use of the fiber optic network as required by the Facilities Agreement. This amount, which was paid by the Company during fiscal 1998, represents the Company's share of the costs of constructing Century-ML's fiber optic network. (See Note 1 to the consolidated financial statements).

        The Company is controlled by Century. Century has an approximate 34% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. Pursuant to the Stockholder Agreement with Acquisition, Century has agreed to terminate the Services Agreement as of the effective time of the Merger.

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

     See Note 9 to the Company's consolidated financial statements for further discussion of transactions with related parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

         1. INDEX OF FINANCIAL STATEMENTS

         The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                           Page
                                                           ----
     Independent Auditors' Report ......................... F-1
     Consolidated Balance Sheets........................... F-2
     Consolidated Statements of Operations................. F-4
     Consolidated Statements of Common Stockholders'
       Equity.............................................. F-5
     Consolidated Statements of Cash Flows................. F-6
     Notes to Consolidated Financial Statements............ F-8

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule I. Condensed Financial Information of Registrant

     3. EXHIBITS

     See Item 14(c) below.

     (b) REPORTS ON FORM 8-K

     The Company did not file a Report on Form 8-K during the fiscal quarter ended May 31, 1998.






     (c) EXHIBITS

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

*10.5   Incentive Award Plan, as amended, filed on Exhibit 10.11 to the 1991
        Form S-1 and incorporated herein by reference, said 1991 Form S-1 having been filed with the Commission on September 27, 1991).

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

10.16   Facilities Agreement dated as of January 2, 1995 between Century ML
        Cable Venture and Century-ML Cable Corporation.

10.17 $50,000,000 Credit Agreement, dated as of September 12 ,1996, between the Registrant and Citibank, N.A. (filed as Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        August 31, 1996 and incorporated herein by reference).

10.18 Amendment No. 2, dated as of July 28, 1997, to the Credit Agreement among the Registrant, each of the lenders thereto, and Citibank, N.A., as agent for the lenders (filed as Exhibit 10 to the Registrant's
        Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 and incorporated herein by reference).

10.19 Amended and Restated Credit Agreement dated as of February 27, 1998 between Centennial Puerto Rico Wireless Corporation, each of the lenders that is a signatory thereto (the "lenders"), and Citibank, N.A., as administrative agent for the lender (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1997 and incorporated herein by reference).

10.20 Agreement and Plan of Merger, dated as of July 2, 1998, between the Registrant and CCW Acquisition corp. (filed as Exhibit 2.1 to the
        Registrant's Current Report on Form 8-K, said Form 8-K having been filed on July 16, 1998, and incorporated herein by reference.

'D'10.21 Stockholder Agreement, dated as of July 2, 1998, between CCW
         Acquisition Corp. and Century Communications Corp.






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

'D'  Filed herewith.





                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Centennial Cellular Corp.
New Canaan, Connecticut

     We have audited the accompanying consolidated balance sheets of Centennial
Cellular Corp. and Subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Cellular Corp. and Subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Stamford, Connecticut
July 17, 1998




                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                          May 31,
                                                              ------------------------------
                                                                  1998               1997
                                                              -----------        -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $    14,620        $    43,415
    Accounts receivable, less allowance for doubtful
       accounts of $2,693 and $2,130, respectively                 37,178             29,991
    Inventory - phones and accessories                              7,304              4,080
    Prepaid expenses and other current assets                         548                756
                                                              -----------        -----------
       TOTAL CURRENT ASSETS                                        59,650             78,242

PROPERTY, PLANT AND EQUIPMENT - net                               263,661            177,292

EQUITY INVESTMENT IN WIRELESS SYSTEMS - net                        87,634             94,153

DEBT ISSUANCE COSTS, less accumulated amortization
    of $6,097 and $3,606, respectively                              8,538              9,863

CELLULAR TELEPHONE LICENSES, less accumulated
    amortization of $263,633 and $213,739, respectively           235,508            285,202

PERSONAL COMMUNICATIONS SERVICE LICENSE, less
    accumulated amortization of $2,324 and $755, respectively      60,435             62,004

GOODWILL, less accumulated amortization of $27,016 and $23,185,
    respectively                                                  124,533            130,065

OTHER ASSETS - net                                                  7,458              8,029
                                                              -----------        -----------
       TOTAL                                                  $   847,417        $   844,850
                                                              -----------        -----------
                                                              -----------        -----------

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                    (Amounts in thousands, except share data)

                                                               May 31,
                                                     -------------------------
                                                         1998           1997
                                                     ----------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $   9,805       $  1,754
     Accrued expenses and other current liabilities      64,445         60,306
     Payable to affiliate                                   435          1,192
                                                      ---------       --------
        TOTAL CURRENT LIABILITIES                        74,685         63,252

LONG-TERM DEBT                                          510,000        429,000
DEFERRED LIABILITY                                        2,200          2,200
DEFERRED INCOME TAXES                                    26,584         43,977

COMMITMENTS AND CONTINGENCIES (Note 11)

PREFERRED STOCK:
   Convertible redeemable preferred stock (at
     aggregate liquidation value), par value of
     $.01 per share, 102,187 shares authorized,
     issued and outstanding shares (redemption
     value of $1,823.00 per share)                      186,287        186,287

   Second series convertible redeemable preferred
     stock (at aggregate liquidation value), par
     value $.01 per share, 3,978 shares
     authorized, issued and outstanding shares
     (redemption value of $1,823.00 per share)            7,252          7,252

   Senior preferred stock, par value $.01 per
     share, dividend rate 14%, 250,000 shares
     authorized, none issued                                  -              -

   Additional preferred stock, par value $.01 per
     share, 10,000,000 shares authorized, 3,978
     shares issued as second series convertible
     redeemable preferred stock                               -              -

COMMON STOCKHOLDERS' EQUITY:
   Common stock par value $.01 per share:
     Class A, 1 vote per share, 100,000,000 shares
       authorized; issued, 16,716,683 and
       16,492,884 shares, respectively; and
       outstanding 15,084,474 and 16,404,075
       shares, respectively                                 167            165
     Class B, 15 votes per share, 50,000,000
       shares authorized, issued and outstanding
       10,544,113 shares                                    105            105
     Additional paid-in capital                         358,018        369,704
     Accumulated deficit                               (284,238)      (252,291)
                                                      ---------      ---------
                                                         74,052        117,683
     Less: Cost of 1,632,209 and 88,809 Class A
           common shares in treasury, respectively      (30,614)        (1,801)
           Shareholder note receivable                        -         (3,000)
           Deferred compensation                         (3,029)             -
                                                      ---------      ---------
           TOTAL COMMON STOCKHOLDERS' EQUITY             40,409        112,882
                                                      ---------      ---------
                 TOTAL                                 $847,417      $ 844,850
                                                      ---------      ---------
                                                      ---------      ---------

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)

                                                                         Year Ended May 31,
                                                             ----------------------------------------
                                                                 1998          1997           1996
                                                             -----------   -----------   ------------
REVENUES:

    Service revenue - Domestic                               $   177,999   $   140,674   $   105,461
    Service revenue - Puerto Rico                                 53,098         5,680             -
    Equipment sales                                                4,719         2,858         2,649
    Interest income                                                1,685         1,811         4,087
                                                             -----------   -----------   -----------
                                                                 237,501       151,023       112,197
                                                             -----------   -----------   -----------
COSTS AND EXPENSES:
    Cost of equipment sold - Domestic                             15,623        15,441        10,838
    Cost of equipment sold - Puerto Rico                             806           571             -
    Cost of services - Domestic                                   24,226        19,061        15,097
    Cost of services - Puerto Rico                                14,163         3,155           194
    Selling, general and administrative - Domestic                54,983        44,538        33,968
    Selling, general and administrative - Puerto Rico             26,807        10,594           220
    Depreciation and amortization - Domestic                      81,402        77,392        70,910
    Depreciation and amortization - Puerto Rico                   32,792         6,328            79
                                                             -----------   -----------   -----------
                                                                 250,802       177,080       131,306
                                                             -----------   -----------   -----------

OPERATING  LOSS                                                  (13,301)      (26,057)      (19,109)
                                                             -----------   -----------   -----------
INCOME FROM EQUITY INVESTMENTS                                    13,069        15,180        10,473
GAIN ON SALE OF ASSETS                                                 5         3,819         8,310
INTEREST EXPENSE - DOMESTIC                                       34,407        30,910        27,334
INTEREST EXPENSE - PUERTO RICO                                    10,748         2,469           552
                                                             -----------   -----------   -----------
    LOSS BEFORE INCOME TAX BENEFIT
    AND MINORITY INTEREST                                        (45,382)      (40,437)      (28,212)

INCOME TAX BENEFIT                                               (13,597)       (7,295)      (11,596)
                                                             -----------   -----------   -----------
    LOSS BEFORE MINORITY INTEREST                                (31,785)      (33,142)      (16,616)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                         (162)         (153)          (15)
                                                             -----------   -----------   -----------
    NET LOSS                                                 $   (31,947)  $   (33,295)  $   (16,631)
                                                             -----------   -----------   -----------
                                                             -----------   -----------   -----------
DIVIDENDS ON PREFERRED STOCK                                 $    16,451   $    15,948   $    13,590
                                                             -----------   -----------   -----------
                                                             -----------   -----------   -----------
LOSS APPLICABLE TO COMMON SHARES                             $   (48,398)  $   (49,243)  $   (30,221)
                                                             -----------   -----------   -----------
                                                             -----------   -----------   -----------
LOSS PER COMMON SHARE - BASIC AND DILUTED                    $     (1.85)  $     (1.83)  $     (1.13)
                                                             -----------   -----------   -----------
                                                             -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
     SHARE EQUIVALENTS OUTSTANDING DURING THE PERIOD          26,181,000    26,934,000    26,770,000
                                                             -----------   -----------   -----------
                                                             -----------   -----------   -----------




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)


                                                           Common Stock
                                      ----------------------------------------------------
                                               Class A                   Class B
                                      ------------------------    ------------------------
                                        Shares        Dollars       Shares        Dollars
                                      ----------    ----------    ----------    ----------
Balance at June 1, 1995               15,741,752    $      157    10,544,113    $      105

Common Stock issued in
  conjunction with incentive plans       493,441             5          --            --

Common Stock issued in
  conjunction with acquistions           226,665             3          --            --

Vesting of stock options                    --            --            --            --

Net loss                                    --            --            --            --

Accretion in liquidation value
   of preferred stock                       --            --            --            --

                                     -----------    ----------   -----------    ----------
Balance at May 31, 1996               16,461,858           165    10,544,113           105

Common Stock issued in
  conjunction with incentive plans        31,026          --            --            --

Preferred stock dividends                   --            --            --            --

Income tax benefit-stock options
  exercised                                 --            --            --            --

Net loss                                    --            --            --            --

                                     -----------    ----------   -----------    ----------
Balance at May 31, 1997               16,492,884           165    10,544,113           105

Common Stock issued in conjunction
     with incentive plans                223,799             2          --            --

Preferred stock dividends                   --            --            --            --

Treasury stock purchases                    --            --            --            --

Repayment of shareholder note
     receivable -                           --            --            --            --

Net loss                                    --            --            --            --

                                     -----------    ----------   -----------    ----------
Balance at May 31, 1998               16,716,683    $      167    10,544,113    $      105
                                     ===========    ==========   ===========    ==========



                                      Additional                 Shareholder
                                       Paid-In       Treasury        Note         Deferred     Accumulated
                                       Capital        Stock        Receivable   Compensation     Deficit       Total
                                      ---------     ---------    ------------   ------------   -----------  ----------

Balance at June 1, 1995               $ 395,735     $  (1,801)    $  (3,000)     $   --       $(202,365)    $ 188,831

Common Stock issued in
  conjunction with incentive plans          448          --            --            --            --             453

Common Stock issued in
  conjunction with acquistions             --            --            --            --            --               3

Vesting of stock options                    940          --            --            --            --             940

Net loss                                   --            --            --            --         (16,631)      (16,631)

Accretion in liquidation value
   of preferred stock                   (13,590)         --            --            --            --         (13,590)

                                      ---------     ---------     ---------     ---------     ---------     ---------
Balance at May 31, 1996                 383,533        (1,801)       (3,000)                   (218,996)      160,006

Common Stock issued in
  conjunction with incentive plans          132          --            --            --            --             132

Preferred stock dividends               (15,948)         --            --            --            --         (15,948)

Income tax benefit-stock options
  exercised                               1,987          --            --            --            --           1,987

Net loss                                   --            --            --            --         (33,295)      (33,295)

                                      ---------     ---------     ---------     ---------     ---------     ---------
Balance at May 31, 1997                 369,704        (1,801)       (3,000)         --        (252,291)      112,882

Common Stock issued in conjunction
     with incentive plans                 4,765          --            --          (3,029)         --           1,738

Preferred stock dividends               (16,451)         --            --            --            --         (16,451)

Treasury stock purchases                   --         (28,813)         --            --            --         (28,813)

Repayment of shareholder note
     receivable -                          --            --           3,000          --            --           3,000

Net loss                                   --            --            --            --         (31,947)      (31,947)

                                      ---------     ---------     ---------     ---------     ---------     ---------
Balance at May 31, 1998               $ 358,018     $ (30,614)    $       0     $  (3,029)    $(284,238)    $  40,409
                                      =========     =========     =========     =========     =========     =========


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                Year Ended May 31,
                                                      --------------------------------------
                                                          1998         1997          1996
                                                      ----------   -----------   -----------
OPERATING ACTIVITIES:

    Cash received from subscribers and others         $  260,147   $   173,781   $   130,196
    Cash paid to suppliers, employees and
       governmental agencies                            (162,638)     (116,016)      (73,694)
    Interest paid                                        (42,738)      (30,809)      (32,220)
                                                      ----------   -----------   -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          54,771        26,956        24,282
                                                      ----------   -----------   -----------
INVESTING ACTIVITIES:

    Proceeds from sale of property, plant and equipment       45         5,200         -
    Capital expenditures                                (129,300)      (88,990)      (38,082)
    Acquisition of other assets                           (6,178)         (629)       (1,673)
    Acquisition/disposition and exchange of wireless
       telephone systems                                       -       (34,908)          396
    Acquisition of personal communications service
       license                                                 -        (2,752)      (44,813)
    Distributions received from equity investments        10,109         6,863         6,870
    Capital contributed to equity investments               (787)       (2,878)       (1,463)
                                                      ----------   -----------   -----------
       NET CASH USED IN INVESTING ACTIVITIES            (126,111)     (118,094)      (78,765)
                                                      ----------   -----------   -----------
FINANCING ACTIVITIES:

    Proceeds from long-term debt                         216,000       119,000         -
    Repayment of long-term debt                         (135,000)      (40,000)        -
    Debt issuance costs paid                              (1,167)       (3,650)         (304)
    Dividends paid                                       (12,338)       (8,226)        -
    Proceeds from issuance of Class A Common Stock           863           132           456
    Proceeds from shareholder note receivable              3,000         -             -
    Treasury stock purchases                             (28,813)        -             -
                                                      ----------   -----------   -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES          42,545        67,256           152
                                                      ----------   -----------   -----------
NET  (DECREASE)  IN CASH AND CASH EQUIVALENTS            (28,795)      (23,882)      (54,331)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              43,415        67,297       121,628
                                                      ----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                $   14,620   $    43,415   $    67,297
                                                      ----------   -----------   -----------
                                                      ----------   -----------   -----------


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                             (Amounts in thousands)

                                                                     Year Ended May 31,
                                                           ---------------------------------------
                                                               1998         1997          1996
                                                           ----------   ----------    ------------
Reconciliation of net loss to net cash provided by
    operating activities:

Net loss                                                   $  (31,947)  $   (33,295)  $   (16,631)
                                                           ----------   -----------   ------------
Adjustments to reconcile net loss to net cash provided by
    operating activities:

       Depreciation and amortization                          114,194        83,720        70,989
       Minority interest in income of subsidiaries                162           153            15
       Deferred income tax - decrease                         (17,393)      (10,623)      (13,000)
       Equity in undistributed earnings of investee
           companies                                          (13,069)      (15,180)      (10,473)
       Gain on sale on assets                                      (5)       (3,819)       (4,176)
       Other                                                    3,469         1,925        (4,131)
       Change in assets and liabilities net of effects
          of acquired/exchanged wireless telephone
          systems:
             Accounts receivable - (increase)                  (9,225)       (3,393)       (4,689)
             Prepaid expenses and other current assets -
                                    (increase)                 (3,014)       (2,614)         (511)
             Accounts payable and accrued expenses -
                                    increase                    8,981         7,337         4,902
             Customer deposits and prepayments -
                                    increase                    2,618         2,745         1,987
                                                           ----------   -----------   ------------
    Total adjustments                                          86,718        60,251        40,913
                                                           ----------   -----------   ------------
Net cash provided by operating activities                  $   54,771   $    26,956   $    24,282
                                                           ----------   -----------   ------------
                                                           ----------   -----------   ------------


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


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

        The Company operates and invests in wireless telephone systems in the United States (the "Domestic Wireless Telephone Systems" or "Domestic Wireless") and on December 12, 1996 the Company began providing wireless telephone service in Puerto Rico (the "Puerto Rico Wireless Telephone System" or "Puerto Rico Wireless"). The Company operates its Domestic Wireless Telephone Systems pursuant to 29 cellular licenses which it owns. The Company operates its Puerto Rico Wireless Telephone System pursuant to a Major Trading Area ("MTA") Personal Communications Service ("PCS") license to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company also participates in the alternative access business in Puerto Rico pursuant to the Federal Communications Commission's requirements for interstate service and pursuant to an authorization issued to Puerto Rico Wireless in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Puerto Rico Wireless began providing competitive alternative access service in September 1997.

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

        Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets:

  Wireless telephone transmission and distribution systems and related equipment     10 years

  Miscellaneous equipment and furniture and fixtures.                                5-15 years

  PCS phones                                                                         18 months


        Cellular telephone and personal communications service licenses - Licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets. Cellular telephone licenses are amortized over a ten-year life using the straight-line method. The PCS license is being amortized over a forty-year life using the straight line method commencing with the date of operations, December 12, 1996 (See Valuation of long lived assets). During the fiscal years ended May 31, 1997 and 1996, the Company capitalized interest costs of $2,752 and $5,200, respectively, related to the acquisition of the PCS license. During 1998, no interest was capitalized.

        Equity investments in wireless systems - The Company records such investments at purchased cost at the date of acquisition and adjusts for the Company's share of net income or loss from the acquisition date. The difference between the cost of such investment and the underlying book value of $123,024 is amortized over ten years (See Note 7).

        Goodwill - The excess of purchase price over the estimated fair value of tangible and intangible net assets acquired is being amortized using the straight-line method over 40 years (See Valuation of long lived assets).

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)

        Other Assets - Included in other assets at May 31, 1998 is a $6,000 deferred charge, net of accumulated amortization of $350, which represent certain costs incurred by the Company in relation to the Facilities Agreement with Century-ML dated January 2, 1995 (the "Facilities Agreement") (See Note 9 "Transactions with Affiliated Companies"). These costs are being amortized over the life of the Facilities Agreement (25 years).

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

        Loss per common share - Effective with the quarter ended February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB15") and replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS on the face of the statement of operations with basic and diluted EPS. Basic EPS is calculated by dividing loss applicable to common shares by weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued. Adoption of SFAS 128 did not result in a change of EPS previously reported by the Company using APB 15.

        Revenue recognition - Wireless telephone service income includes earned subscriber service revenues and charges for installations and connections, net of associated roaming costs of $36,769, $28,049, and $20,000, in 1998, 1997 and 1996, respectively. Subscriber services paid in advance are recognized as income when earned.

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

        Disclosure of fair value of financial instruments - The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate short-term maturity of these financial instruments. The carrying amounts of the Company's credit facilities approximate their fair values because of their variable interest rates.

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

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)



        New Accounting pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997, and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998. Additionally, during 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities". The Company believes these statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted.

2.      AGREEMENT AND PLAN OF MERGER

        On July 2, 1998, the Company and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition with and into Centennial (the "Merger"). Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

        Subject to proration, pursuant to the Merger Agreement, outstanding Class A Common Stock ("Class A Common Stock") will be converted into the right to receive $43.50 per share in cash or to retain up to 7.1% of the common stock of the Surviving Corporation outstanding after the Merger. Class B Common Stock ("Class B Common Stock") will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of shares of Class A Common Stock elected to be retained by Centennial's existing stockholders is less than 7.1% of the shares outstanding after the Merger, then a number of shares of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into shares of Class A Common Stock and retained. All outstanding Convertible Redeemable Preferred Stock (the "Convertible Redeemable Preferred Stock") and Second Series Convertible Redeemable Preferred Stock (the "Second Series Convertible Redeemable Preferred Stock" and, together with the Convertible Redeemable Preferred Stock, the "Redeemable Preferred Stock") will be converted into the right to receive $43.50 per share in cash on an as converted basis. (See Note 12 to the Company's Consolidated Financial Statements).

        Because 7.1% of the shares outstanding immediately after the effective time of the Merger (the "Effective Time") must be retained by such existing stockholders of the Company in the Merger, stockholders who do not elect to retain any shares may, due to proration, be required to retain some Common Stock. In addition, stockholders who elect to retain shares may, due to proration, retain Common Stock and receive cash in amounts which vary from the amounts such holders elected.

        Pursuant to the Merger Agreement, it is anticipated that each option to purchase Class A Shares (an "Option") granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended (collectively, the "Option Plans") will be exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $43.50 and the exercise price of the Option prior to the Effective Time. Each Option that is not exercised or canceled will remain outstanding immediately following the Effective Time and such Options will be subject to adjustment pursuant to the terms of the Option Plans.

        In connection with the execution of the Merger Agreement, Century Communications Corp. ("Century"), the Company's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, Century, which has an approximate 34% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998, agreed to vote its shares in favor

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)



of the approval and adoption of the Merger Agreement. Because Century agreed to approve the Merger by written consent, consummation of the Merger does not require approval by a majority of the Company's stockholders who are not affiliated with the Company or Acquisition.

        Pursuant to the Merger Agreement, from the date of the Merger Agreement to the Effective Time, the Company shall conduct its business in the ordinary course consistent with past practice and shall use reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and key employees. All statements contained in this Annual Report, including discussions of the Company's plans and strategies, are subject to the Company's covenants regarding the conduct of its business pending the Merger.

        The consummation of the Merger is subject to certain conditions, including, without limitation, the Company obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates, the expiration of antitrust regulatory waiting periods and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement.

        Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event the Company or Acquisition shall have terminated the Merger Agreement as a result of either the Company entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of the Company having withdrawn, modified or amended in any manner adverse to Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an Acquisition Transaction, then the Company shall reimburse Acquisition for documented fees and expenses (subject to a maximum of $25.0 million) and pay Acquisition a termination fee of $40 million.

        In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1.6 billion in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150 million aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350 million of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above and related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). As a condition to the closing of the Merger, the Company must consummate the Debt Offers prior to the closing date of the Merger. There can be no assurance that Acquisition will receive the funding referred to above or, if it does receive such funding, there can be no assurance as to the timing or terms thereof. Additionally, there can be no assurance that the Debt Offers will be consummated. Finally, in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments.

        The accompanying consolidated financial statements have been prepared on a historical basis and do not include any adjustments relating to the Agreement and Plan of Merger.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


3.      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        In connection with the completion of the acquisitions made during the year ended May 31, 1996, the Company recorded approximately $9,120 in goodwill and in deferred income taxes, resulting from differences between the book and tax basis of certain assets acquired (See Note 4).

        During the year ended May 31, 1996, the Company reclassified $2,774 of property, plant and equipment, $2,801 of goodwill, $160 of other assets, $476 of accounts receivable and $672 of accounts payable to cellular telephone license as a result of the exchange of cellular markets described in Note 4.

4.      ACQUISITIONS/EXCHANGES/DISPOSITIONS

        On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. During the first quarter of fiscal 1999, the Company recorded a pre-tax gain of approximately $9,500 in relation to the sale of this investment interest.

        During the three years ended May 31, 1998, the Company acquired/exchanged/sold the net assets and interests in wireless telephone and PCS licenses as follows:


                                                                          Amounts allocated to
                                                               ---------------------------------------
                      Number of                                Wireless
        Year  Ended   systems (net)           Total net        telephone and PCS       Property, plant
        May 31,       acquired/exchanged/sold purchase price   licenses                and equipment
        ----------------------------------------------------------------------------------------------
        1997           1                      $    35,000      $  33,429               $   1,234
        1996          (1)                     $    (1,296)     $   8,517               $  (5,048)


        These transactions have been included in the accompanying consolidated financial statements from the respective dates of acquisition. The Company has recorded the purchase price of the wireless telephone systems at the fair value of acquired assets on the date of acquisition with the excess purchase price being recorded as cellular telephone licenses and goodwill.

        The Company was the successful bidder for one of two MTA licenses (granted June 23, 1995) to provide broadband PCS services in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The licensed area represents approximately 3,600,000 Net Pops. The amount of the final bid submitted and paid by the Company was $54,672. The Company used a portion of the net proceeds from the sale of the 10 1/8% Senior Notes due 2005 to pay a portion of the purchase price for the license (See Note 8).

        The Company also participates in the alternative access business in Puerto Rico pursuant to FCC requirements for interstate service and pursuant to an authorization issued to the Company in December, 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service.

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

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)

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

        On June 30, 1995, the Company acquired the wireless telephone systems serving (a) Newtown, LaPorte, Starke, Pulaski, Jasper and White, Indiana, (b) Kosciusko, Noble, Steuben and Lagrange, Indiana ( c) Williams, Defiance, Henry and Paulding, Ohio and (d) Copiah, Simpson, Lawrence, Jefferson Davis, Walthall and Marion, Mississippi, representing an aggregate of approximately 608,100 Net Pops. The above-described systems were acquired by the Company in exchange for the Company's wireless telephone systems serving the Roanoke, Virginia MSA, the Lynchburg, Virginia MSA, North Carolina RSA #3 and Iowa RSA #5, representing an aggregate of approximately 644,000 Net Pops. Simultaneously with the consummation of the transaction described above, the Company sold its 72.2% interest in the wireless telephone system serving the Charlottesville, Virginia MSA, representing an aggregate of approximately 94,700 Net Pops, for a cash purchase price of approximately $9,914, subject to adjustment. The Company recognized a gain of approximately $4,176 as a result of the sale.

5.      PRO FORMA INFORMATION

        The summary pro forma information includes the operations of the Company and completed acquisitions in each case as if such acquisitions/exchanges/sales had been consummated as of June 1, 1995.


                                                            Year Ended May 31,
                                                       ---------------------------
                                                                (Unaudited)
                                                          1997               1996
                                                       ---------          --------
                              Revenues                 $ 152,293          $ 116,081
                              Net loss                 $ (32,255)         $ (18,891)
                              Basic loss per common
                               share                   $   (1.79)         $   (1.21)


        Pro forma loss per common share for the years ended May 31, 1997 and 1996 is calculated using the weighted average number of common shares outstanding during the period.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)




6.      ACCOUNT ANALYSIS

        Property, plant and equipment consists of the following:


                                                                        May 31,
                                                              --------------------------
                                                                 1998            1997
                                                              ---------       ---------

Land                                                          $   1,946       $   1,752
Wireless telephone transmission and distribution systems
     and related equipment                                      274,376         183,417
Miscellaneous equipment and furniture and fixture                22,523          15,753
PCS phones                                                       44,497          14,781
                                                              ---------       ---------
                                                                343,342         215,703

Less accumulated depreciation                                   (79,681)        (38,411)
                                                              ---------       ---------
                                                              $ 263,661       $ 177,292
                                                              =========       =========


        Depreciation expense was approximately $46,211, $17,684 and $8,851 for the years ended May 31, 1998, 1997 and 1996, respectively.

        Accrued expenses and other current liabilities consists of the following:


                                                        May 31,
                                                  ---------------------
                                                     1998         1997
                                                  -------      -------

         Accrued interest payable                 $ 3,570      $ 3,482
         Customer deposits & prepayments           10,345        7,727
         Accrued roamer service                     3,731        4,247
         Accrued dividend on preferred stock        8,225        4,113
         Accrued network buildout                   8,181        6,000
         Accrued unpaid invoices                   13,801        9,620
         Accrued miscellaneous                     16,592       25,117
                                                  -------      -------
                                                  $64,445      $60,306
                                                  =======      =======




7.      EQUITY INVESTMENT IN WIRELESS SYSTEMS

        In conjunction with the Jonesboro/Lafayette systems exchange in fiscal 1996, the Company acquired an additional 12.7% minority interest in the Lake Charles, Louisiana MSA for a cash payment of approximately $1,106.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)




        The following summarizes the assets, liabilities and partners' capital, and results of operations of the seven wireless partnerships in which the Company's investments are accounted for by the equity method. All amounts have been derived from the individual wireless partnerships' financial statements through December 31, 1997 and adjusted for interim financial activity from the wireless partnerships' calendar year end to the Company's fiscal year end.


                                                      May 31,
                                               ----------------------
                                                  1998         1997
                                               ----------    --------
                                                    (unaudited)

         ASSETS
             Current                            $141,772      $117,062
             Noncurrent                          493,011       481,308
                                                --------      --------
                                                $634,783      $598,370
                                                ========      ========

         LIABILITIES AND PARTNERS' CAPITAL
              Current liabilities               $ 84,087      $ 58,659
              Noncurrent liabilities               2,032         2,936
              Partners' capital                  548,664       536,775
                                                --------      --------
                                                $634,783      $598,370
                                                ========      ========





                                                   Year Ended May 31,
                                        -------------------------------------------
                                          1998            1997             1996
                                        ---------       ---------       ----------
                                                       (unaudited)

RESULTS OF OPERATIONS
     Revenues                           $ 569,756       $ 520,873       $ 455,392
     Costs and expenses                   456,881         386,397         331,822
     Other (income) expense                  (764)           (120)           (604)
                                        ---------       ---------       ---------
     Net income                         $ 113,639       $ 134,596       $ 124,174
                                        =========       =========       =========

Centennial Cellular Corp. share of
     partnership net income             $  13,069       $  15,180       $  10,473
                                        =========       =========       =========


        The following presents the Company's ownership percentage of the Wireless Partnerships in which the Company's investments are accounted for by the equity method as of May 31, 1998:


        Wireless Partnership                                             % ownership
        --------------------                                             -----------

        Lake Charles CellTel Co.                                            25.1%

        Sacramento-Valley Limited Partnership                               23.5%

        Modoc RSA Limited Partnership                                       25.0%

        Coconino, Arizona RSA Limited Partnership (sold June 8, 1998)       21.3%

        Cal-One Cellular Limited Partnership                                 6.9%

        Pennsylvania RSA-6 (I) and (II) Limited Partnership                 14.3%

        GTE Mobilnet of California Limited Partnership                       2.9%


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

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


An analysis of the Company's consolidated investments is as follows:

         Investment in Partnerships at June 1, 1995                             $106,280
           Add:    Additional capital contributions paid                           1,463
                   Company's share of  Partnerships' net income                   10,473
                   Additional investment in Partnerships                           1,105
           Less:   Amortization of Investment - cost in excess of underlying
                   book value                                                    (12,247)
                   Partnerships' distribution to the Company                      (6,870)
                                                                              ----------
        Investment in Partnerships at May 31, 1996                               100,204
          Add:     Additional capital contributions paid                           2,878
                   Company's share of Partnerships' net income                    15,180
         Less:     Amortization of Investment - cost in excess of underlying
                   book value                                                    (12,290)
                   Partnerships' distributions to the Company, including
                   receivable of $4,956                                          (11,819)
                                                                              ----------
         Investment in Partnerships at May 31, 1997                           $   94,153
           Add:    Additional capital contributions paid                             787
                   Company's share of Partnerships' net  income                   13,069
           Less:   Amortization of Investment - cost in excess of underlying
                   book value                                                    (12,302)
                   Partnerships' distributions to the Company, including
                   receivable of $2,920                                           (8,073)
                                                                              ----------

        Investment in Partnerships at May 31, 1998                            $   87,634
                                                                              ==========


8.      LONG-TERM DEBT


                                                               May 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
        8 7/8%    Senior Notes due 2001                $250,000      $250,000
        10 1/8%  Senior Notes due 2005                  100,000       100,000
        Domestic Credit Facility                         10,000         5,000
        Puerto Rico Credit Facility                     150,000        74,000
        Current  maturities                                   -             -
                                                       --------      --------
                                                       $510,000      $429,000
                                                       ========      ========


        On November 15, 1993, the Company issued $250,000 of eight-year unsecured Senior Notes (the "8 7/8% Notes"). The interest on the 8 7/8% Notes is payable semi-annually at an interest rate of 8 7/8%. The interest is computed on the basis of a 360-day year (twelve 30 day months). The maturity date of the 8 7/8% Notes is November 1, 2001 unless redeemed earlier at the option of the Company, however not prior to May 1, 1999. If early redemption is sought during the twelve-month period beginning May 1 of each of the following years, the redemption price is calculated using:

        Year                 Percentage
        ----                 ----------
        1999                 105.25%
        2000                 103.50%
        2001                 101.75%


        Costs associated with the bond offering of $4,898 were capitalized and are being amortized on a straight-line basis over the life of the issue. At May 31, 1998 and 1997, the 8 7/8% Notes were trading at 104.01% and 99.47% of par or $260,025 and $248,675, respectively.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)

        On May 11, 1995, the Company issued $100,000 of ten-year unsecured Senior Notes (the "10 1/8% Notes"). The interest on the 10 1/8% Notes is payable semi-annually on the basis of a 360-day year (twelve 30 day months). The 10 1/8% Notes rank "pari passu" with the Company's 8 7/8% Notes and may not be redeemed prior to maturity on May 15, 2005. Costs associated with the May 11, 1995 bond offering of approximately $4,614 were capitalized and are being amortized on a straight-line basis over the life of the issue. At May 31, 1998 and 1997, the notes were trading at 110.87% and 104.25% of par or $110,870 and $104,250, respectively.

        Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), has a four-year $180,000 revolving credit facility, as amended, (the "Puerto Rico Credit Facility"). As of May 31, 1998, the Puerto Rico Credit Facility had $150,000 outstanding. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable. The Puerto Rico Credit Facility, which is nonrecourse to the Company, is secured by substantially all of the assets of CPRW and its direct and indirect subsidiaries.

        As of May 31, 1998, the Company had $10,000 outstanding under its $75,000 domestic revolving credit facility (the "Domestic Credit Facility").
The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate,as defined, plus a margin of 2% or
(b) the Eurodollar Base Rate, as defined, plus a margin of 3%. The Domestic Credit Facility is secured by the pledge of the stock of certain of the Company's subsidiaries, and is further guaranteed by certain subsidiaries holding investment interests.

        The Domestic Credit Facility, the Puerto Rico Credit Facility and the Company's public debt instruments require the maintenance of certain financial and operating covenants, restrict the use of borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees. The Company and CPRW were in compliance with all covenants of their debt instruments at May 31,1998.

9.      TRANSACTIONS WITH AFFILIATED COMPANIES

        The Company and Century Communications Corp. ("Century"), owner of approximately 34% of Centennial's common stock, currently maintain combined workers compensation and general insurance policies. The premiums are allocated between the Company and Century based upon the actual cost of each respective company's coverage. The Company believes that the amounts payable by the Company under such arrangement are more favorable than the premiums the Company would pay if it were to obtain coverage under a separate policy. The Company's cost of such insurance was approximately $624, $727 and $1,688 for the fiscal years ended May 31, 1998, 1997 and 1996 respectively, all of which was paid in full during the current fiscal year. In fiscal 1996 the Company and Century also maintained combined group health, life and casualty coverage.

        The Company is controlled by Century. Century has an approximate 34% common stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests, in such manner as to protect the interests of the Company. Such services have historically been provided to the

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the year ended May 31, 1998 and 1997, the Company recorded expenses of $1,000 and $750, respectively, under the Services Agreement. At May 31, 1998 and 1997, $250 and $750, respectively, of such amounts were recorded within Payable to Affiliate on the Company's consolidated balance sheet. Century has entered into an agreement with CCW Acquisition Corp. pursuant to which it has agreed to terminate the Services Agreement as of the effective time of the Merger.

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

        During fiscal 1997, the Company recorded a deferred asset and related payable to an affiliate in its consolidated balance sheet in the amount of $6,000 to reflect certain costs incurred by the Company to secure the use of the fiber optic network as required by the Facilities Agreement. This amount, which was paid by the Company during fiscal 1998, represents the Company's share of the costs of constructing Century-ML's fiber optic network. (See Note 1).

        Leavy Rosensweig & Hyman, of which David Z. Rosensweig, a director and Secretary of the Company, is a member, serves as general counsel to the Company and Century. The Company paid approximately $426, $656 and $518, for legal services to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1998, 1997, and 1996, respectively.

10.     INCOME TAXES

        The provision (benefit) for income taxes are summarized as follows:


                                                                      Year Ended May 31,
                                                              ------------------------------------
                                                                  1998        1997        1996
                                                              ----------   -----------   ---------

        Current (Federal and State)                           $   3,796     $   3,328    $  1,404
        Deferred  (Federal and State)                           (17,393)      (10,623)    (13,000)
                                                              ----------   -----------   ---------
                                                              $ (13,597)    $  (7,295)   $(11,596)
                                                              ==========   ===========   =========


        Deferred income taxes result primarily from non-deductible depreciation and amortization resulting from book and tax basis differences of acquired subsidiaries.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


        The effective income tax rate of the Company differs from the statutory rate as a result of the following items:


                                                                           Year Ended May 31,
                                                                  ---------------------------------------
                                                                     1998          1997            1996
                                                                  --------       --------       ---------

Computed  tax benefit at federal statutory rate
   on the loss before income taxes and minority
   interest                                                       $(15,883)      $(14,153)      $ (9,874)
Non-deductible amortization resulting from
   acquired subsidiaries                                             1,341          1,346          1,253
Minority interest in subsidiary (income)                               (57)           (54)            (5)
State and local income tax provision (benefit),
   net of federal income tax benefit                                  (533)          (569)          (199)
Non recognized benefit of loss of Puerto Rico subsidiary                 -            926              -
Other, including the utilization of accumulated  net
   operating losses and establishment of valuation allowance
   for certain net operating losses                                  1,535          5,209         (2,771)
                                                                  --------       --------       ---------
                                                                  $(13,597)      $ (7,295)      $(11,596)
                                                                  ========       ========       ========



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                         Year Ended May 31,
                                                     --------------------------
                                                       1998             1997
                                                     --------          --------

Deferred Tax Assets:
Tax loss carryforward                                $ 50,895          $ 44,839
Other                                                     576               461
Valuation allowance                                   (13,189)          (11,758)
                                                     --------          --------
                                                     $ 38,282          $ 33,542
                                                     ========          ========

Deferred Tax Liabilities:
Amortization of  intangible assets                   $ 43,958          $ 58,442
Depreciation of fixed assets                           20,908            19,077
                                                     --------          --------
                                                     $ 64,866          $ 77,519
                                                     ========          ========

Net deferred tax liabilities                         $ 26,584          $ 43,977
                                                     ========          ========


        The valuation allowance recorded at May 31, 1998 and 1997 represents the portion of recorded tax loss carryforwards for which it is more likely than not that the benefit of such carryforwards will not be realized.

        The net deferred tax liabilities at May 31, 1998 and 1997 of $26,584 and $43,977 respectively, have been classified as non-current deferred income taxes on the consolidated balance sheet.

        At May 31, 1998, the Company and its subsidiaries had approximately $119,740 of net operating loss carryforwards for federal income tax purposes, expiring through May 31, 2013, some of which are subject to limitation on their future utilization under Section 382 of the Internal Revenue Code of 1986.

11.     COMMITMENTS AND CONTINGENCIES

        Equipment and Installation Services

        In July 1998, the Company entered into an agreement pursuant to which the Company has agreed, subject to certain conditions, to purchase equipment and installation services for its Domestic Wireless Telephone Systems over the next 3

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


years at a cost of approximately $50,000.

         Legal Proceedings

        There are no material legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

        Pending Acquisitions

        The Company plans to exercise, prior to the effective time of the Merger, its right to acquire the minority interests held by Century Federal Inc., an affiliate of Century ("Century Federal"), in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). Upon completion of these transactions, the Company will own 100% of these systems.

        Stock Purchases

        During the year ended May 31, 1998, the Company directly purchased 1,270,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares have been accounted for as treasury shares. Subsequent to May 31, 1998, the Company has not directly purchased any additional shares of its Class A Common Stock in the open market. As of July 17, 1998, the Company is authorized to directly purchase 2,729,800 additional shares of its Class A Common Stock in the open market after giving effect to the shares purchased to date. Additionally, through a recently terminated agreement, the Company purchased 273,200 shares of its Class A Common Stock for approximately $5,400.

        Lease Commitments

        The Company's annual lease obligations and expenses under operating leases were approximately $6,891, $4,230 and $2,023 for each of the years ended May 31, 1998, 1997 and 1996, respectively. The majority of these operating leases are short-term in nature and may be canceled by either party if appropriate notice is given.

12.     PREFERRED STOCK AND COMMON STOCK

        Common Stock

        The voting rights with respect to the two classes of the Company's common stock are as follows: Class A shares entitle the holder to one vote per share, Class B shares entitle the holder to fifteen votes per share.

        Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

        The Company is restricted from paying dividends on its common stock by its debt covenants (see Note 8).

        Preferred Stock

        On August 30, 1991, the Company completed a merger (the "1991 Merger") with Citizens Cellular Company, a wholly-owned subsidiary of Citizens ("Citizens Cellular"). In connection with the 1991 Merger, the Company issued the Convertible Redeemable Preferred Stock valued at $128,450 and 1,367,099 shares of Class B Common Stock representing

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


18.8% of the then common equity. The Convertible Redeemable Preferred Stock is convertible on or after the third anniversary from the date of issuance into 2,972,335 shares of Class A or B Common Stock. Although the Convertible Redeemable Preferred Stock carried no cash dividend requirement through August 30, 1996, the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly, until then. The fully accreted liquidation preference and redemption value of such preferred stock at August 30,1996 was $186,287. The accretion for the years ended May 31, 1997 and 1996, totaled approximately $3,475 and $13,080, respectively. Beginning September 1, 1996, the holders of the Convertible Redeemable Preferred Stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion.

        In connection with an amendment to the New Services Agreement, which was entered into in connection with the 1991 Merger, the Company issued to Century the Second Series Convertible Redeemable Preferred Stock valued at $5,000. The Second Series Convertible Redeemable Preferred Stock has terms identical to those of the Convertible Redeemable Preferred stock discussed above. The Second Series Convertible Redeemable Preferred Stock is convertible on or after the third anniversary from the date of issuance into 115,710 shares of Class A or B Common Stock. The fully accreted liquidation preference and redemption value of such preferred stock at August 30, 1996 was $7,252. The accretion for the years ended May 31, 1997 and 1996, totaled approximately $135 and $510, respectively.

        Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, with respect to the preferred stock is $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. During the years ended May 31, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $12,338 and $8,226, respectively. The Company will determine, from time to time, the timing, amount, or distribution (if any) of additional preferred stock dividends.

13.     COMPENSATION  PLANS  AND ARRANGEMENTS

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

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)

such time or times as the Employee Stock Option Committee may determine when it grants options. The Employee Stock Option Plan permits the exercise of options by the payment of cash or delivery of shares of Class A Common Stock equal in fair market value on the date of exercise to the exercise price. Options granted under the Employee Stock Option Plan are not transferable by the holder.

        Since December 27, 1991, the Company has awarded options to purchase approximately 2,210,782 shares of Class A Common Stock under the Employee Stock Option Plan to approximately 215 employees of the Company, including executive officers and directors. During the fiscal years ended May 31, 1998, 1997 and 1996 the number of such options awarded were approximately 488,000, 925,782, and 0, respectively. At May 31, 1998, 558,245 options were exercisable.

        Director Option Plan

        The Company's Non-Employee/ Officer Director Option Plan (the "Director Option Plan") was adopted on October 27, 1993. The Director Option Plan provides for the grant of non-qualified options to purchase up to 50,000 shares of Class A Common Stock to non-employee/officer directors, who are not employees of the Company or its subsidiaries. Options for 1,000 shares of Class A Common Stock shall be automatically granted under the Director Option Plan on the date of the annual meeting of shareholders of the Company in each of the years 1993 through 2002. The Board of Directors may amend the Director Option Plan, except that the approval of the stockholders is necessary to increase the total number of shares which may be issued or transferred under the Director Option Plan, to change the minimum purchase price for shares subject to options, to change the maximum period during which options may be exercised or to extend the period during which options may be granted under the Director Option Plan. Generally, the option price of non-qualified stock options granted may be as determined by the Director Option Committee, but must be at least equal to 100% of the fair market value of the shares on the date of the grant.

        Options become exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. The Director Option Plan permits the exercise of options by payments of cash or Class A Common Stock equal in value to the option price. Options granted under the Director Option Plan are not transferable by the holder other than by will or the laws of descent and distribution. During each of the fiscal years ended May 31, 1998, 1997 and 1996, 4,000 of such options were awarded. As of May 31, 1998, 18,198 options were outstanding under the Director Option Plan, of which 6,756 were exercisable. No options had been exercised as of May 31, 1998.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


        A summary of the status of the Company's stock options as of May 31, 1996, 1997 and 1998 and changes during the years then ended are presented below:


                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                               Number                Price
                                              ---------              ---------


  1996   Outstanding at June 1, 1995          1,296,952              $ 8.71
         Granted                                  4,000              $18.25
         Exercised                             (423,665)             $ 1.00
         Canceled                              (155,715)             $ 5.35
                                              ---------
         Outstanding at May 31, 1996            721,572              $13.98

  1997   Granted                              1,362,282              $11.57
         Exercised                               (1,704)             $ 9.75
         Canceled                              (929,296)             $14.40
                                              ---------
         Outstanding at May 31, 1997          1,152,854              $10.80

  1998   Granted                                492,000              $19.00
         Exercised                              (50,616)             $10.53
         Canceled                               (91,595)             $13.38
                                              ---------
         Options outstanding as of May 31,
           1998                               1,502,643              $13.34
                                              =========

         Options exercisable at May 31,
           1998                                 565,001              $10.81
                                              ==========             ======



The following table summarizes information about options outstanding at May 31, 1998:


  Range of          Number         Weighted Average                        Number
  Exercise          Outstanding    Remaining            Weighted Average   Exercisable     Weighted Average
  Prices            at 5/31/98     Contractual Life     Exercise Price     at 5/31/98      Exercise Price
  ---------         -----------    ----------------     ----------------   -----------     ------------------

  $  9.75 - $13.5    1,023,445     7.20 years           $ 10.84                559,045     $ 10.73
  $ 17 - $20           479,198     9.52 years             18.67                  5,956       18.62
                     ---------     -----------------    -------               --------     -------
                     1,502,643     7.94 years           $ 13.34                565,001     $ 10.81
                     =========     =================    =======               ========     =======


        1991 Employee Stock Purchase Plan

        The Company has reserved 200,000 shares of Class A Common Stock for issuance under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) are able to subscribe for shares of Class A Common Stock at a purchase price of 85% of the average market price (as defined) of the Class A Common Stock on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares is to be made in installments through payroll deductions, with no right of prepayment. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of Class A Common Stock under the Purchase Plan may not be transferred by the recipient and may be forfeited in the event of the recipient's termination of employment. As of May 31, 1998, approximately 1,476 employees and officers of the Company were eligible to participate in the Purchase Plan. As of May 31, 1998, approximately 35,260 shares were subscribed for under the Purchase Plan.

        Equity Incentive Plan

        The Company's 1993 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 27, 1993 and amended on October 29, 1996. The plan permits the issuance of up

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


to 350,000 shares of the Company's Class A Common Stock for high levels of performance and productivity by officers and other management employees of the Company. The Equity Plan is administered by the Compensation Committee of the Company's Board of Directors. The plan authorizes the Committee to grant stock based awards that include but are not limited to, restricted stock, performance shares and deferred stock. The Committee determines the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

        Generally, any employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of Class A Common Stock received by the employee. During the fiscal years ended May 31, 1998, 1997 and 1996, the number of restricted shares issued for awards under the Equity Plan were 131,000, 0 and 82,500. As of May 31, 1998, 216,500 restricted shares were outstanding under the Equity Plan. The expense reflected in the consolidated financial statements related to these restricted shares was not material. These restricted shares vest five years after the date of grant or upon the completion of the Plan of Merger (See Note 2).

        The estimated fair value of options granted during fiscal 1998, 1997 and 1996 were $6.69 per share, $3.49 per share and $5.81 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option, and stock purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and net loss per common share for the years ended May 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:


                                      1998           1997        1996
                                   -----------   -----------   ------
Loss applicable to Common shares:
        As reported                $(48,398)     $(49,243)     $(30,221)
        Pro forma                  $(49,306)     $(49,921)     $(30,237)

Loss per common share:
        As reported                $   (1.85)    $(1.83)       $(1.13)
        Pro forma                  $   (1.88)    $(1.85)       $(1.13)


The fair value of options granted under the Company's stock option plans during fiscal 1998, 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:


                                              1998        1997         1996
                                             -------      -------     ------

        Expected Volatility                  43.63%       36.78%      36.78%
        Risk-Free Interest Rate               5.45%           6%          6%
        Expected Lives of Option Grants      3 years      3 years     3 years


        Incentive Award Plan

        The Incentive Award Plan (the "Incentive Plan") permits the grant of awards to key employees of the Company, which may include employee-directors and officers, payable in cash or shares of Class A Common Stock. The Company has reserved 200,000 shares of Class A Common Stock for issuance under the Incentive Plan. The awards are payable in five to ten equal annual installments on January 1 of the succeeding years after the grant of the award, provided that the recipient is

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


an employee on the installment payment date. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which selects the recipients of awards as well as the amount of such awards and any restriction on such awards. The Board of Directors may amend the Incentive Plan. Awards granted under the Incentive Plan may not be transferred by the recipient and may be forfeited in the event of the recipient's termination of employment. As of May 31, 1998, approximately 1,490 employees, officers and directors of the Company were eligible to participate in the Incentive Plan. No awards have been made under the Incentive Plan.

        1991 Stock Equivalent Plan

        The Company's 1991 Stock Equivalent Plan (the "Equivalent Plan") permits the grant of units of Class A Common Stock Equivalents ("units") to key employees of the Company, including officers and directors. The Equivalent Plan is administered by the Compensation Committee of the Board of Directors, which selects the employees to be granted units, determines the number of units covered by each grant, determines when units will be granted and the conditions subject to which any amount may become payable with respect to the units, and prescribes the form of instruments evidencing units granted under the Equivalent Plan. Payments for units may be made by the Company in cash or in shares of Class A Common Stock at the fair market value of the Class A Common Stock on the date of payment. The Company has reserved 200,000 shares of Class A Common Stock for issuance under the Equivalent Plan. As of May 31, 1998, approximately 1,490 employees, officers and directors of the Company were eligible to participate in the Equivalent Plan. Under the terms of the Equivalent Plan, the total number of units included in all grants to any participant may not exceed 10% of the total number of units for which grants may be made under the Equivalent Plan. Units granted under the Equivalent Plan are not transferable. As of May 31, 1998, no units had been granted under the Equivalent Plan.

        Retirement Plan

        Effective January 1, 1994, the Company adopted a 401(k) defined contribution retirement plan covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. Total expense under the plan was approximately $326, $221, and $134 for the years ended May 31, 1998, 1997, and 1996, respectively.

NOTE 14.  SEGMENT INFORMATION

        The Company's consolidated financial statements include two distinct business segments. The Domestic Wireless segment owns, operates and invests in wireless telephone systems. The Company's Puerto Rico Wireless segment began providing wireless telephone service in Puerto Rico on December 12, 1996 and participates in the alternative access business in Puerto Rico pursuant to the Federal Communications Commission's requirements for interstate service and pursuant to an authorization issued to Puerto Rico Wireless in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Puerto Rico Wireless began providing alternative access service in September 1997.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)


Information about the Company's operations in its two business segments for the years ended May 31, 1998, 1997 and 1996 is as follows:



Year Ended May 31,                      1998             1997           1996
------------------                    --------        ----------     ----------

Gross revenues:

            Domestic Wireless         $ 182,944       $ 145,120       $ 112,197
            Puerto Rico Wireless         54,557           5,903              -
                                      ---------       ---------       ---------
                                      $ 237,501       $ 151,023       $ 112,197
                                      =========       =========       =========
Operating income (loss):

           Domestic Wireless          $   6,710       $ (11,311)      $ (18,615)
           Puerto Rico Wireless         (20,011)        (14,746)           (494)
                                      ---------       ---------       ---------
                                      $ (13,301)      $ (26,057)      $ (19,109)
                                      =========       =========       =========
Net loss:

           Domestic Wireless          $  (1,188)      $ (16,081)      $ (15,585)
           Puerto Rico Wireless         (30,759)        (17,214)         (1,046)
                                      ---------       ---------       ---------
                                      $ (31,947)      $ (33,295)      $ (16,631)
                                      =========       =========       =========

  Assets, at end of period:

          Domestic Wireless           $ 718,231       $ 764,495       $ 710,222
          Puerto Rico Wireless          221,504         150,455          75,590
          Eliminations                  (92,318)        (70,100)              -
                                      ---------       ---------       ---------
                                      $ 847,417       $ 844,850       $ 785,812
                                      =========       =========       =========
Depreciation and amortization:

         Domestic Wireless            $  81,402       $  77,392       $  70,910
         Puerto Rico Wireless            32,792           6,328              79
                                      ---------       ---------       ---------
                                      $ 114,194       $  83,720       $  70,989
                                      =========       =========       =========
  Capital expenditures:

         Domestic Wireless            $  38,996       $  38,921       $  22,604
         Puerto Rico Wireless            90,304          50,069          15,478
                                      ---------       ---------       ---------
                                      $ 129,300       $  88,990       $  38,082
                                      =========       =========       =========


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                  MAY 31, 1998
                             (AMOUNTS IN THOUSANDS)



                                                 Centennial
                                                  Cellular
                                                 Corp. before
                                                Consolidation
                                                of Puerto Rico         Puerto Rico          Eliminations           Consolidated
                                                --------------         -----------          ------------           -----------

ASSETS
Current assets:
    Cash and cash equivalents                     $   6,503            $   8,117             $       -             $  14,620

    Accounts receivable - net                        29,653                7,525                     -                37,178

    Inventory - Phones and Accessories                5,657                1,647                     -                 7,304

    Prepaid expenses and other
        current assets                                  295                  253                     -                   548
                                                  ---------            ---------             ---------             ---------


           Total current assets                      42,108               17,542                     -                59,650

Property, plant & equipment - net                   128,969              134,692                     -               263,661

Investment in Puerto Rico, at cost                   90,100                    -               (90,100)                    -

Equity investments in wireless
    telephone systems - net                          87,634                    -                     -                87,634

Debt issuance costs - net                             5,502                3,036                     -                 8,538

Cellular telephone licenses - net                   235,508                    -                     -               235,508

Personal communications services
    licenses - net                                        -               60,435                     -                60,435

Goodwill - net                                      124,533                    -                     -               124,533

Other assets - net                                    3,877                5,799                (2,218)                7,458
                                                  ---------            ---------             ---------             ---------

                                                  $ 718,231            $ 221,504             $ (92,318)            $ 847,417
                                                  =========            =========             =========             =========




NOTE 14.  CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                  MAY 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                Centennial Cellular
                                                   Corp. before
                                                  Consolidation
                                                  of Puerto Rico           Puerto Rico         Eliminations          Consolidated
                                                  --------------           -----------         ------------          ------------


LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
    Accounts payable                                $   5,460             $   4,345             $       -             $   9,805
    Accrued expenses and other
        current liabilities                            40,691                23,754                     -                64,445
    Payable to affiliate                                  250                   185                     -                   435
                                                    ---------             ---------             ---------             ---------
        Total current liabilities                      46,401                28,284                     -                74,685


Long-term debt                                        360,000               150,000                     -               510,000

Deferred liability                                      2,200                 2,218                (2,218)                2,200

Deferred income taxes                                  26,584                     -                     -                26,584

Convertible redeemable preferred stock                186,287                     -                     -               186,287

Second series convertible
    redeemable preferred stock                          7,252                     -                     -                 7,252

Common stockholders' equity:
    Common stock, par value $.01 per share:

        Class A                                           167                     -                     -                   167
        Class B                                           105                     -                     -                   105
    Additional paid-in capital                        358,018                90,100               (90,100)              358,018
    Other                                             (33,643)                    -                     -               (33,643)
    Accumulated deficit                              (235,140)              (49,098)                    -              (284,238)
                                                    ---------             ---------             ---------             ---------
        Total common stockholders'
           equity                                      89,507                41,002               (90,100)               40,409
                                                    ---------             ---------             ---------             ---------

                                                    $ 718,231             $ 221,504             $ (92,318)            $ 847,417
                                                    =========             =========             =========             =========


NOTE 14.  CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                             YEAR ENDED MAY 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                               Centennial
                                                Cellular
                                              Corp. before
                                              consolidation
                                              of Puerto Rico         Puerto Rico     Eliminations        Consolidated
                                              --------------         ---------       ------------        ------------

Revenue                                        $ 182,944             $  54,557       $      -            $ 237,501
                                               ---------             ---------       --------            ---------

Costs and expenses:
  Cost of equipment sold                          15,623                   806              -               16,429
  Cost of services                                24,226                14,163              -               38,389
  Selling, general & administrative               54,983                26,807              -               81,790
  Depreciation and amortization                   81,402                32,792              -              114,194
                                               ---------             ---------       --------            ---------
                                                 176,234                74,568              -              250,802
                                               ---------             ---------       --------            ---------

Operating income (loss)                            6,710               (20,011)             -              (13,301)
                                               ---------             ---------       --------            ---------

Income from equity investments                    13,069                     -              -               13,069
Gain on sale of assets                                 5                     -              -                    5
Interest expense                                  34,407                10,748              -               45,155
                                               ---------             ---------       --------            ---------

Loss before income tax
  benefit and minority interest                  (14,623)              (30,759)             -              (45,382)

Income tax benefit                                13,597                     -              -               13,597
                                               ---------             ---------       --------            ---------

Loss before minority interest                     (1,026)              (30,759)             -              (31,785)

Minority interest in income
  of subsidiaries                                   (162)                    -              -                 (162)
                                               ---------             ---------       --------            ---------

Net loss                                       $  (1,188)            $ (30,759)       $     -            $ (31,947)
                                               =========             =========        =======            =========



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended May 31, 1998, 1997 and 1996 (Amounts
                 in thousands, except subscriber and share data)



15.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                  Three Months Ended
                           ---------------------------------------------------------------
                           August 31,           November 30,     February 29,    May 31,
                             1995                   1995             1996          1996
                           ---------------------------------------------------------------

Revenues                   $ 26,922             $ 27,713         $  27,938        $29,624
Operating loss               (4,704)              (4,822)           (6,571)        (3,012)
Net (loss) income            (3,418)              (7,349)           (8,807)         2,943
Net loss per common share      (.25)                (.40)             (.45)          (.03)


                                                  Three Months Ended
                           ---------------------------------------------------------------
                           August 31,           November 30,     February 28,    May 31,
                             1996                   1996             1997          1997
                           ---------------------------------------------------------------

Revenues                   $ 32,365             $ 35,359         $  39,174        $44,125
Operating loss               (3,399)              (4,712)           (8,046)        (9,900)
Net loss                     (6,107)              (6,121)           (9,486)       (11,581)
Net loss per common share      (.36)                (.38)             (.50)          (.58)


                                                  Three Months Ended
                           ---------------------------------------------------------------
                           August 31,           November 30,     February 28,    May 31,
                              1997                   1997            1998         1998
                           ---------------------------------------------------------------

Revenues                   $ 52,853             $ 59,134         $  59,179        $66,335
Operating income (loss)      (2,128)              (5,374)           (8,359)         2,560
Net loss                     (6,786)              (9,626)           (9,670)        (5,865)
Net loss per common share      (.41)                (.52)             (.54)          (.39)



                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Centennial Cellular Corp.
New Canaan, Connecticut

We have audited the consolidated financial statements of Centennial Cellular Corp. and subsidiaries (the "Company") as of May 31, 1998 and 1997 for each of the three years in the period ended May 31, 1998, and have issued our report thereon dated July 17, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP

Stamford, Connecticut
July 17, 1998

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (Amounts in thousands)



                                                                YEAR ENDED MAY 31,
                                            -------------------------------------------------
                                                 1998             1997             1996
                                            ---------------  ---------------  ---------------
REVENUES:
     Service revenue                             $ 177,999        $ 140,674        $ 105,461
     Equipment sales                                 3,504            2,643            2,649
     Interest income                                 1,441            1,803            4,087
                                            ---------------  ---------------  ---------------
                                                   182,944          145,120          112,197
                                            ---------------  ---------------  ---------------

COSTS AND EXPENSES:
     Cost of services                               24,226           19,061           15,291
     Cost of equipment sold                         15,623           15,441           10,838
     Selling, general and administrative            54,983           44,537           33,757
     Depreciation and amortization                  81,402           77,392           70,910
                                            ---------------  ---------------  ---------------
                                                   176,234          156,431          130,796
                                            ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)                              6,710          (11,311)         (18,599)

INTEREST EXPENSE                                    34,407           30,911           27,334
GAIN ON SALE OF ASSETS                                   5            3,819            8,310
INCOME (LOSS) FROM EQUITY INVESTMENTS              (17,690)          (2,034)           9,411
                                            ---------------  ---------------  ---------------

      LOSS BEFORE INCOME TAX BENEFIT
      AND MINORITY INTEREST                        (45,382)         (40,437)         (28,212)

INCOME TAX BENEFIT                                 (13,597)          (7,295)         (11,596)
                                            ---------------  ---------------  ---------------

      LOSS BEFORE MINORITY INTEREST                (31,785)         (33,142)         (16,616)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES           (162)            (153)             (15)
                                            ---------------  ---------------  ---------------

NET LOSS                                           (31,947)         (33,295)         (16,631)

ACCUMULATED DEFICIT, BEGINNING OF YEAR            (252,291)        (218,996)        (202,365)
                                            ---------------  ---------------  ---------------

ACCUMULATED DEFICIT, END OF YEAR                $ (284,238)      $ (252,291)      $ (218,996)
                                            ===============  ===============  ===============

                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
            SCHEDULE I- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                           YEAR ENDED MAY 31,
                                                               -------------------------------------------------------------
                                                                      1998                 1997                 1996
                                                               -------------------  -------------------  -------------------

OPERATING ACTIVITIES:

Cash Received from Subscribers and others                       $         214,995    $         169,242    $         130,196
Cash Paid to suppliers, employees and governmental agencies              (131,484)            (103,255)             (73,460)
Interest Paid                                                             (33,372)             (29,068)             (31,668)
                                                               -------------------  -------------------  -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  50,139               36,919               25,068
                                                               -------------------  -------------------  -------------------

INVESTING ACTIVITIES:

Proceeds from Sale of equipment                                                45                5,200                    -
Capital expenditures                                                      (38,996)             (38,921)             (23,594)
Acquisition of other assets                                                  (176)                (489)              (1,643)
Acquisition/exchange of wireless telephone systems                              -              (34,908)                 396
Acquisition of personal communications service license                          -               60,006              (44,813)
Cash advances to subsidiary                                               (22,218)             (54,507)             (15,327)
Distributions received from equity investments                             10,109                6,863                6,870
Capital contributed to equity investments                                    (787)              (2,877)              (1,463)
                                                               -------------------  -------------------  -------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                   (52,023)             (59,633)             (79,574)
                                                               -------------------  -------------------  -------------------

FINANCING ACTIVITIES:

Proceeds from long-term debt                                               10,000               45,000                    -
Principal payments on long-term debt                                       (5,000)             (40,000)                   -
Debt issuance costs paid                                                     (143)                (648)                (304)
Proceeds from Issuance of Class A Commmon Stock                               863                  132                  456
Proceeds from shareholder note receivable                                   3,000                    -                    -
Treasury stock purchases                                                  (28,813)                   -                    -
Dividends paid on preferred stock                                         (12,338)              (8,226)                   -
                                                               -------------------  -------------------  -------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (32,431)              (3,742)                 152
                                                               -------------------  -------------------  -------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (34,315)             (26,456)             (54,354)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               40,818               67,274              121,628
                                                               -------------------  -------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $           6,503   $           40,818   $           67,274
                                                               ==================  ===================  ===================



                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                      YEAR ENDED MAY 31,
                                                                       -------------------------------------------------
                                                                            1998             1997             1996
                                                                       ---------------  ---------------  ---------------
Reconciliation of net loss to net cash provided by
operating activities:

Net loss                                                                    $ (31,947)       $ (33,295)       $ (16,631)
                                                                       ---------------  ---------------  ---------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                                  81,402           77,392           70,910
Minority interest in income of subsidiaries                                       162              153               15
Deferred income tax-decrease                                                  (17,393)         (10,623)         (13,000)
Equity in undistributed earnings of investee companies                         17,690            2,034           (9,411)
Gain on sale of assets                                                             (5)          (3,819)          (4,176)
Other                                                                           2,604            1,800           (4,131)
Change in assets and liabilities net of effects of acquired/exchanged wireless telephone systems:
     Accounts receivable - (increase)                                          (2,939)          (2,158)          (4,689)
     Prepaid expense and other current assets - (increase)                     (1,723)          (2,103)            (411)
     Accounts payable and accrued expenses - increase (decrease)                 (173)           4,855            4,605
     Customer deposits and prepayments - increase                               2,461            2,683            1,987
                                                                       ---------------  ---------------  ---------------
Total adjustments                                                              82,086           70,214           41,699
                                                                       ---------------  ---------------  ---------------
Net Cash Provided by Operating Activities                                    $ 50,139         $ 36,919         $ 25,068
                                                                       ===============  ===============  ===============


                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                         MAY 31,      MAY 31,
                                                          1998         1997
                                                       ---------    ---------
ASSETS

Cash and cash equivalents                              $   6,503    $  40,819
Accounts receivable                                       29,653       28,753
Inventory - phones and accessories                         5,657        4,010
Prepaid expenses and other current assets                    295          216
                                                       ---------    ---------
    TOTAL CURRENT ASSETS                                  42,108       73,798

PROPERTY PLANT AND EQUIPMENT -net                        128,969      102,230
INVESTMENT IN PUERTO RICO                                 41,002       51,761
EQUITY INVESTMENT IN WIRELESS SYSTEMS -net                87,634       94,153
DEBT ISSUANCE COSTS                                        5,502        6,986
CELLULAR TELEPHONE LICENSES                              235,508      285,202
PERSONAL COMMUNICATIONS SERVICE LICENSE                     --           --
GOODWILL                                                 124,533      130,065
OTHER ASSETS                                               1,659        1,961
DUE FROM SUBSIDIARY                                        2,218        7,321
                                                       ---------    ---------
    TOTAL ASSETS                                       $ 669,133    $ 753,477
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $   5,460    $   1,692
    Accrued Interest Payable                               2,450        2,880
    Other Accrued expenses                                28,114       25,922
    Customers' deposits and prepayments                   10,127        7,665
    Payable to affiliate                                     250          399
                                                       ---------    ---------
        TOTAL CURRENT LIABILITIES                         46,401       38,558

LONG-TERM DEBT                                           360,000      355,000
DEFERRED LIABILITY                                         2,200        2,200
DEFERRED INCOME TAXES                                     26,584       43,977

PREFERRED STOCK:
    Convertible redeemable preferred stock               186,287      186,287
    Second series convertible redeemable
        preferred stock                                    7,252        7,252

COMMON STOCKHOLDERS' EQUITY:
    Common stock                                             272          270
    Additional paid-in capital                           358,018      377,025
    Accumulated deficit                                 (284,238)    (252,291)
                                                       ---------    ---------
                                                          74,052      125,004
    Less: Cost of Common shares in treasury              (30,614)      (1,801)
          Shareholder note receivable                       --         (3,000)
          Deferred Compensation                           (3,029)        --
                                                       ---------    ---------
    TOTAL COMMON STOCKHOLDERS' EQUITY                     40,409      120,203
                                                       ---------    ---------
TOTAL                                                  $ 669,133    $ 753,477
                                                       =========    =========


                  See notes to condensed financial information

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANICAL INFORMATION
                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

     The attached condensed financial information of Registrant represents the financial statements of Centennial Cellular Corp. and subsidiaries exclusive of Puerto Rico Wireless. Within this condensed financial information, the Registrant's investment in Puerto Rico Wireless has been accounted for using the equity method. Within the Company's consolidated financial statements, however, the financial statements of Puerto Rico Wireless have been consolidated for financial reporting purposes. The inclusion of the attached condensed financial information of Registrant is required due to certain restrictions placed on the net assets of Puerto Rico Wireless under the Puerto Rico Credit Facility (See note 8 to Consolidated Financial Statements).

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
                                            ========

3.   LONG-TERM DEBT

     See Note 8 to the consolidated financial statements for details of long-term debt.

4.   RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August, 1998.


                                       CENTENNIAL CELLULAR CORP.

                                       By: /s/ Bernard P. Gallagher
                                          --------------------------------------
                                                 BERNARD P. GALLAGHER
                                         Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1998 has been signed below by the following persons in the capacities indicated on the 19th day of August, 1998.



                                                                   Title
                                                                   -----
/s/ Bernard P. Gallagher                     Chairman, Chief Executive Officer and Director
---------------------------------            (Principal Executive Officer)
BERNARD P. GALLAGHER

/s/Scott N. Schneider                        Senior Vice President, Treasurer, Chief Financial
---------------------------------            Officer, Chief Accounting Officer and Director
SCOTT N. SCHNEIDER                           (Principal Financial and Accounting Officer)

/s/Daryl A. Ferguson                         Director
---------------------------------
DARYL A. FERGUSON

/s/Rudy J. Graf                              Director
---------------------------------
RUDY J. GRAF

/s/William M. Kraus                          Director
---------------------------------
WILLIAM M. KRAUS

/s/David Z. Rosensweig                       Director
---------------------------------
DAVID Z. ROSENSWEIG

/s/Peter J. Solomon                          Director
---------------------------------
PETER J. SOLOMON

                                             Director
---------------------------------
FRANK TOW

                                  EXHIBIT INDEX



        EXHIBIT                                   EXHIBIT
        NUMBER                                    -------
        ------
          3.1             Restated Certificate of Incorporation of the
                          Registrant (filed as Exhibit 6(a)(i) to the Company's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended August 31, 1993 and incorporated herein by
                          reference).

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

        EXHIBIT                                   EXHIBIT
        NUMBER                                    -------
        ------
          4.6             $130,000,000 Credit Agreement, dated as of April 25,
                          1997, among Centennial Puerto Rico Wireless
                          Corporation, as Borrower, Citibank, N.A., as
                          Administrative Agent and CIBC Inc., Credit Lyonnais,
                          New York Branch and Societe Generale, New York Branch,
                          as Co-Agents.

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

         *10.7            1993 Management Equity Incentive Plan, (filed as
                          Exhibit 10.9 to the Registrant's Annual Report on Form
                          10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).


        EXHIBIT                                   EXHIBIT
        NUMBER                                    -------
        ------
         *10.8            1993 Non-Employee/Officer Directors' Stock Option
                          Plan, (filed as Exhibit 10.10 to the Registrant's
                          Annual Report on Form 10-K for the fiscal year ended
                          May 31, 1994 and incorporated herein by reference).

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


        EXHIBIT                                   EXHIBIT
        NUMBER                                    -------
        ------
         10.16            Facilities   Agreement  dated  as  of  January  2,  1995
                          between  Century ML Cable Venture and  Century-ML  Cable
                          Corporation.

         10.17            $50,000,000 Credit Agreement, dated as of September 12,
                          1996, between the Registrant and Citibank, N.A.
                          (filed as Exhibit 10.1 to the Registrant's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended
                          August 31, 1996 and incorporated herein by reference).

         10.18            Amendment No. 2, dated as of July 28, 1997, to the
                          Credit Agreement among the Registrant, each of the lenders thereto, and Citibank, N.A., as agent for the lenders (filed as Exhibit 10 to the Registrant's
                          Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 and incorporated herein by reference).

         10.19            Amended and Restated Credit Agreement dated as of
                          February 27, 1998 between Centennial Puerto Rico
                          Wireless Corporation, each of the lenders that is a signatory thereto (the "lenders"), and Citibank, N.A., as administrative agent for the lender (filed as Exhibit 10 to the Registrant's Quarterly Report on
                          Form 10-Q for the quarterly period ended February 28, 1997 and incorporated herein by reference).

         10.20            Agreement and Plan of Merger, dated as of July 2,
                          1998, between the Registrant and CCW Acquisition Corp.
                          (filed as Exhibit 2.1 to the Registrant's Current
                          Report on Form 8-K, said Form 8-K having been filed on July 16, 1998, and incorporated herein by reference.

      'D'10.21            Stockholder  Agreement,   dated  as  of  July  2,  1998,
                          between CCW Acquisition Corp. and Century Communications Corp.

        'D'11             Computation of loss per common share.

        'D'12             Computation of ratios.

        'D'21             Subsidiaries of the Registrant.

       'D'23.1            Consent of Deloitte & Touche LLP.

       'D'27              Financial Data Schedule.


---------------------------
           * Constitutes a management contract or compensatory plan or arrangement.

         'D'           Filed herewith.

                           STATEMENT OF DIFFERENCES


The dagger symbol shall be expressed as .........................'D'