Form 10-Q
period 1998-08-31
CENTENNIAL CELLULAR CORP
filed 1998-10-09
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the quarterly period ended August 31, 1998
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from      to
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

Class A Common -  15,085,398 outstanding shares as of  September 23, 1998
Class B Common -  10,544,113 outstanding shares as of  September 23, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                       August 31,
                                                                          1998         May 31,
                                                                       (Unaudited)      1998
                                                                       ------------   ----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                        $    29,385  $    14,620
      Accounts receivable, less allowance for doubtful
          accounts of $2,713 and $2,693, respectively                       41,787       37,178
      Inventory - phones and accessories                                    10,481        7,304
      Prepaid expenses and other current assets                              2,271          548
                                                                       ------------   ----------
        TOTAL CURRENT ASSETS                                                83,924       59,650

PROPERTY, PLANT AND EQUIPMENT - net                                        265,130      263,661

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                81,441       87,634

DEBT ISSUANCE COSTS, less accumulated amortization of
       $6,648 and $6,097, respectively                                       8,000        8,538

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $276,015 and $263,633, respectively                  223,126      235,508

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $2,716 and $2,324, respectively                       60,043       60,435

GOODWILL, less accumulated amortization of $27,629
      and $27,016, respectively                                            121,973      124,533

OTHER ASSETS - net                                                           7,119        7,458
                                                                       ------------   ----------

        TOTAL                                                          $   850,756  $   847,417
                                                                       ============   ==========





                        See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                                   August 31,
                                                                                                      1998                May 31,
                                                                                                   (Unaudited)              1998
                                                                                                -----------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                           $  10,586               $   9,805
       Accrued expenses and other current liabilities                                                77,180                  64,445
       Payable to affiliate                                                                             280                     435
                                                                                                  ---------               ---------

            TOTAL CURRENT LIABILITIES                                                                88,046                  74,685

LONG-TERM DEBT                                                                                      500,000                 510,000
DEFERRED LIABILITY                                                                                     --                     2,200
DEFERRED INCOME TAXES                                                                                27,015                  26,584

PREFERRED STOCK:

Convertible redeemable preferred stock
       (at aggregate liquidation value) par value $.01 per share,
       102,187 shares authorized; issued and outstanding
       102,187 shares (redemption value of $1,823.00 per share)                                     186,287                 186,287

Second series convertible redeemable preferred stock
       (at aggregate liquidation value) par value $.01 per share, 3,978 shares authorized; issued and outstanding 3,978 shares
       (redemption value of $1,823.00 per share)                                                      7,252                   7,252

Senior preferred stock, par value $.01 per share, dividend
       rate 14%, 250,000 shares authorized, none issued                                                --                      --

Additional preferred stock, par value $.01 per share, authorized
       10,000,000 shares, 3,978 shares issued as second series
       convertible redeemable preferred stock                                                          --                      --

COMMON STOCKHOLDERS' EQUITY:
       Common stock par value $.01 per share:
            Class A, 1 vote per share, 100,000,000 shares authorized;
               issued, 16,717,607 and 16,716,683 shares,
               respectively; and outstanding 15,085,398 and 15,084,474
               shares, respectively                                                                     167                     167
            Class B, 15 votes per share, 50,000,000 shares authorized,
               issued and outstanding 10,544,113 shares                                                 105                     105
            Additional paid-in capital                                                              353,915                 358,018
            Accumulated deficit                                                                    (278,583)               (284,238)
                                                                                                  ---------               ---------
                                                                                                     75,604                  74,052
                Less:  Cost of 1,632,209, Class A common shares
                                  in treasury                                                       (30,614)                (30,614)
                       Deferred compensation                                                         (2,834)                 (3,029)
                                                                                                  ---------               ---------

            TOTAL COMMON STOCKHOLDERS' EQUITY                                                        42,156                  40,409
                                                                                                  ---------               ---------

                         TOTAL                                                                    $ 850,756               $ 847,417
                                                                                                  =========               =========


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                             Three Months Ended
                                                                    -------------------------------------
                                                                      August 31,              August 31,
                                                                        1998                     1997
                                                                    ------------             ------------
REVENUE:
       Service revenue - Domestic                                   $     52,964             $     43,707
       Service revenue - Puerto Rico                                      23,227                    7,373
       Equipment sales                                                     1,255                    1,109
                                                                    ------------             ------------
                                                                          77,446                   52,189
                                                                    ------------             ------------

COSTS AND EXPENSES:
       Cost of equipment sold - Domestic                                   3,881                    3,914
       Cost of equipment sold - Puerto Rico                                  652                      159
       Cost of services - Domestic                                         6,104                    5,728
       Cost of services - Puerto Rico                                      4,278                    2,154
       Selling, general and administrative - Domestic                     14,805                   12,180
       Selling, general and administrative - Puerto Rico                   9,091                    5,784
       Depreciation and amortization - Domestic                           20,755                   19,974
       Depreciation and amortization - Puerto Rico                        11,049                    5,088
                                                                    ------------             ------------
                                                                          70,615                   54,981
                                                                    ------------             ------------

OPERATING INCOME (LOSS)                                                    6,831                   (2,792)
                                                                    ------------             ------------

INCOME FROM EQUITY INVESTMENTS                                             3,649                    4,206
GAIN ON SALE OF ASSETS                                                     9,556                        5
INTEREST EXPENSE -  NET  - DOMESTIC                                        8,277                    7,922
INTEREST EXPENSE -  NET - PUERTO RICO                                      2,854                    2,119
                                                                    ------------             ------------

INCOME (LOSS) BEFORE INCOME TAX  EXPENSE (BENEFIT)
       AND MINORITY INTEREST                                               8,905                   (8,622)

INCOME TAX EXPENSE (BENEFIT)                                               3,008                   (1,971)
                                                                    ------------             ------------

       INCOME (LOSS) BEFORE MINORITY INTEREST                              5,897                   (6,651)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                                 (242)                    (135)
                                                                    ------------             ------------

            NET INCOME (LOSS)                                       $      5,655             $     (6,786)
                                                                    ============             ============

DIVIDEND REQUIREMENT ON PREFERRED STOCK                             $      4,113             $      4,113
                                                                    ============             ============

INCOME (LOSS) APPLICABLE TO COMMON SHARES                           $      1,542             $    (10,899)
                                                                    ============             ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED                $        .06             $       (.41)
                                                                    ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING DURING THE PERIOD                                  25,629,000               26,860,000
                                                                    ============             ============



                 See notes to consolidated financial statements

                                          CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                           (Amounts in thousands, except share data)

                                        Common Stock
                           -------------------------------------
                                Class A            Class B       Additional         Sharesholder Accumulated
                           ------------------ ------------------  Paid-In  Treasury    Note        Deferred   Accumulated
                             Shares   Dollars   Shares   Dollars  Capital   Stock   Receivable  Compensation    Deficit    Total
                           ---------- ------- ---------- ------- -------- --------- ----------  ------------ ----------- --------
Balance at June 1, 1997    16,492,884  $165   10,544,113  $105   $369,704  $ (1,801) $(3,000)      $     -   $(252,291)  $112,882

Common Stock issued in
   conjunction with
   incentive plans            223,799      2           -      -     4,765          -       -        (3,029)          -     1,738

Preferred stock dividends           -      -           -      -   (16,451)         -       -             -           -   (16,451)

Treasury stock purchases            -      -           -      -         -  (28,813)        -             -           -   (28,813)

Repayment of shareholder
   note receivable                  -      -           -      -         -        -     3,000             -           -     3,000

Net loss                            -      -           -      -         -        -         -             -     (31,947)  (31,947)
                           ----------  -----  ----------  -----  -------- --------   -------      --------   ---------    ------
Balance at May 31, 1998    16,716,683    167  10,544,113    105   358,018  (30,614)        -        (3,029)   (284,238)   40,409

Common Stock issued in
   connection with
   incentive plans                924                                  10                                                     10

Preferred stock dividends                                          (4,113)                                                (4,113)

Amortization of Deferred
   Compensation                                                                                        195                   195

Net Income                                                                                                       5,655     5,655
                           ----------  -----  ----------  -----  -------- --------   -------      --------   ---------    ------
Balance at August 31,
   1998 - (unaudited)      16,717,607   $167  10,544,113   $105  $353,915 $(30,614)  $     -       $(2,834)  $(278,583)   42,156
                           ==========  =====  ==========  =====  ======== ========   =======      ========   =========    ======






                                          See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                                                         Three Months Ended
                                                                                -----------------------------------------
                                                                                   August 31,                 August 31,
                                                                                     1998                       1997
                                                                                -------------              --------------
OPERATING ACTIVITIES:
   Cash received from subscribers and others                                   $       83,306             $        57,091
   Cash paid to suppliers, employees and
       governmental agencies                                                          (48,808)                    (34,848)
   Interest paid                                                                       (2,954)                     (1,953)
                                                                                -------------              --------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       31,544                      20,290
                                                                                -------------              --------------

INVESTING ACTIVITIES:

   Capital expenditures                                                               (20,354)                    (34,759)
   Acquisition of other assets                                                         (2,200)                        (33)
   Acquisition, disposition and exchange of wireless telephone systems                 13,500                           -
   Distributions received from equity investments                                       3,675                       5,447
                                                                                -------------              --------------

       NET CASH USED IN INVESTING ACTIVITIES                                           (5,379)                    (29,345)
                                                                                -------------              --------------

FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                             -                      25,500
   Repayment of long-term debt                                                        (10,000)                     (5,000)
   Debt issuance costs paid                                                                 -                        (125)
   Prepaid transaction costs                                                           (1,410)                          -
   Proceeds from issuance of Class A and B Common Stock                                    10                          80
   Dividends paid                                                                           -                      (4,113)
   Treasury stock purchases                                                                 -                      (4,192)
                                                                                -------------              --------------

       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (11,400)                     12,150
                                                                                -------------              --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              14,765                       3,095

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         14,620                      43,415
                                                                                -------------              --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       29,385             $        46,510
                                                                                =============              ==============




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)



                                                                                             Three Months Ended
                                                                                  ---------------------------------------
                                                                                    August 31,               August 31,
                                                                                       1998                    1997
                                                                                  -------------            -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH  PROVIDED BY
      OPERATING ACTIVITIES:

      Net income (loss)                                                          $        5,655           $       (6,786)
                                                                                  -------------            -------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                                      31,804                   25,062
      Minority interest in income of subsidiaries                                           242                      135
      Deferred income taxes - increase (decrease)                                         3,008                   (2,862)
      Equity in undistributed earnings of investee companies                             (3,649)                  (4,206)
      Gain on sale of assets                                                             (9,556)                       -
      Other                                                                                 746                      601
      Change in assets and liabilities net of effects of
           acquired wireless telephone systems:
              Accounts receivable - (increase)                                           (5,672)                  (4,082)
              Prepaid expenses and other current assets -
                 (increase)                                                              (3,488)                  (1,179)
              Accounts payable and accrued expenses -
                 increase                                                                11,806                   12,950
              Customer deposits and prepayments -
                 increase                                                                   648                     657
                                                                                  -------------            -------------

      Total adjustments                                                                  25,889                  27,076
                                                                                  -------------            -------------

Net cash provided by operating activities                                        $       31,544           $      20,290
                                                                                  =============            =============


                See notes to consolidated financial statements.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (Dollar amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of August 31, 1998 and the results of its consolidated operations and cash flows for the periods ended August 31, 1998 and 1997. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1998 is audited.

NOTE 2.  AGREEMENT AND PLAN OF MERGER

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

Subject to the effects of proration, pursuant to the Merger Agreement, outstanding Class A Common Stock ("Class A Common Stock") will be converted into the right to receive $43.50 per share in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Class B Common Stock ("Class B Common Stock") will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by Centennial's existing stockholders is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into Surviving Corporation Shares. All outstanding Convertible Redeemable Preferred Stock (the "Convertible Redeemable Preferred Stock") and Second
Series Convertible Redeemable Preferred Stock (the "Second Series Convertible Redeemable Preferred Stock" and, together with the Convertible Redeemable Preferred Stock, the "Redeemable Preferred Stock") will be converted into the right to receive $43.50 per share in cash on an as converted basis.


Because existing holders of common stock of the Company must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the effective time of the Merger (the "Effective Time"), stockholders who do not elect to receive any shares may, due to proration, be required to receive some Surviving Corporation Shares. In addition, stockholders who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

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

In connection with the execution of the Merger Agreement, Century Communications Corp. ("Century"), the Company's principal stockholder, entered into a Stockholder Agreement, dated July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, Century, which has an approximate 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at August 31, 1998, agreed to vote its shares in favor of the merger so long as the Merger Agreement remains in effect. Because Century agreed to approve the Merger by written consent in lieu of meeting, and controls, on a fully diluted basis, more than a majority of the outstanding votes of the Company required to approve the Merger, no further vote is necessary to approve the Merger.

Pursuant to the Merger Agreement, from the date of the Merger Agreement to the Effective Time, the Company shall conduct its business in the ordinary course consistent with past practice and shall use reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and key employees. All statements contained in this Quarterly Report, including discussions of the Company's plans and strategies, are subject to the Company's covenants regarding the conduct of its business pending the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, the Company obtaining a final order from the Federal Communications Commission (the "FCC") approving the transfer of control of the Company to WCAS VIII and its affiliates and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement. The Company completed filing the applications seeking FCC transfer approvals of the Merger. The last of these applications that are material to the transaction was placed on public notice by the FCC on August 17, 1998 and was eligible for grant beginning September 17, 1998. Although there can be no assurance that these applications will be granted or acted on promptly, the Company has no reason to believe that the applications will not be approved in a timely manner. In addition, Acquisition and the Company submitted their Notification and Report Forms with respect to the Merger on September 11, 1998 and on September 25, 1998, the Company's request for early termination of the waiting period under the HSR Act was granted.

Whether or not the Merger is consummated, all costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. However, in the event the Company or Acquisition shall have terminated the Merger Agreement as a result of either the Company entering into a definitive written agreement with respect to any merger, consolidation or other business combination, tender or exchange offer, recapitalization transaction, asset or stock purchase or other similar transaction with a third party (an "Acquisition Transaction") or the Board of Directors of the Company having withdrawn, modified or amended in any manner adverse to Acquisition or the stockholders of Acquisition its approval or recommendation of the Merger Agreement or approved, recommended or endorsed any proposal for an

Acquisition Transaction, then the Company shall simultaneously reimburse Acquisition for documented fees and expenses (subject to a maximum of $25,000) and pay Acquisition a termination fee of $40,000.

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1,600,000 in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150,000 aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase certain indebtedness of the Company and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers and consent solicitations with respect to these two public debt issuances on September 8, 1998. Through September 23, 1998, approximately 99% of the Company's public debt was tendered and consents were delivered to the Company. As a condition to the closing of the Merger, the Company must redeem its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The estimated cost to the Company of the redemption, including accrued interest, is approximately $406,000 based upon current market conditions, U.S. treasury yields as of September 29, 1998 and an assumed payment date of October 15, 1998. The Company's obligation to accept for purchase, and to pay for, the public debt validly tendered is subject to certain conditions, including the consumation of the Merger, which, in turn, is subject to certain other conditions.

The Company anticipates that as part of the financing necessary to effect the Merger, certain of its subsidiaries will issue approximately $340,000 of debt securities to qualified institutional buyers under two private placement offerings pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the funding referred to above and, in the event that Acquisition must seek alternative financing to consummate the Merger there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

On August 21, 1998, the Company filed a Preliminary Information Statement with the SEC relating to the Merger Transaction and anticipates filing a Registration Statement on Form S-4 which incorporates this information statement in the near future. The Information Statement/Prospectus also constitutes the prospectus of the Surviving Corporation for the issuance of shares of common stock in connection with the transactions contemplated by the Merger Agreement.

The accompanying consolidated financial statements have been prepared on a historical basis and do not include any adjustments relating to the Agreement and Plan of Merger.

NOTE 3. LONG-TERM DEBT

The Company and its subsidiaries had the following debt outstanding at August 31, 1998 and May 31,1998:


                                                     August 31,           May 31,
                                                        1998               1998
                                                    -----------         ---------

Centennial 8 7/8% Senior Notes due 2001........    $   250,000         $  250,000
Centennial 10 1/8% Senior Notes due 2005.......        100,000            100,000
Centennial Domestic Credit Facility............              -             10,000
Puerto Rico Credit Facility.....................       150,000            150,000
                                                    -----------         ---------
                                                    $   500,000         $ 510,000
                                                    ===========         =========


Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), has a four year, $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). As of August 31, 1998, the Puerto Rico Credit Facility had $150,000 outstanding. The Commitment available under the Puerto Rico Credit Facility terminates on February 28, 2001. Quarterly repayment of amounts outstanding at the termination date are to be made over a five-year period beginning May 31, 2001, as specified in the Puerto Rico Credit Facility, as amended. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

As of August 31, 1998, no amounts were outstanding under the Company's $75,000 domestic revolving credit facility (the "Domestic Credit Facility"). The commitment available under the Domestic Credit Facility terminates on January 31, 2001 at which point all amounts outstanding are due and payable. The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%.

The aggregate annual principal payments for the next five years and thereafter under the Company's and CPRW's debt at August 31, 1998 are summarized as follows:

        August 31, 1999                             $         -
        August 31, 2000                                       -
        August 31, 2001                                  10,500
        August 31, 2002                                 286,000
        August 31, 2003                                  42,000
        August 31, 2004 and thereafter                  161,500
                                                    -----------
                                                    $   500,000


The Company and CPRW were in compliance with all covenants of their debt agreements at August 31,1998.

NOTE 4.  DISPOSITIONS

On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. The Company recorded a pre-tax gain of $9,556 in relation to the sale of this investment interest during the three months ended August 31, 1998.

NOTE 5.  REVENUE RECOGNITION

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of associated roaming costs of $12,216 and $8,850 for the three months ended August 31, 1998 and 1997, respectively.

NOTE 6.  INCOME (LOSS) PER COMMON SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, Basic earnings per share ("EPS") is calculated by dividing income (loss) applicable to common shares by weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur if potential common stock instruments of the Company were exercised, converted or issued.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is controlled by Century. Century has an approximately 33% common stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of August 31, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the three months ended August 31, 1998, the Company has recorded expenses of $250 under the Services Agreement which is recorded within payable to affiliate on the Company's consolidated balance sheet at August 31, 1998. Century has entered into an agreement with Acquisition pursuant to which it has agreed to terminate the Services Agreement as of the effective date of the Merger.

During the three months ended August 31, 1997, the Company purchased 262,000 shares of its Class A Common Stock in the open market for an aggregate purchase price of $4,192 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares.

During the three months ended August 31, 1998, the Company has not purchased any additional shares of its Class A Common Stock in the open market.

In September 1998, the commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company is currently in the process of evaluating the extent of damage to its Puerto Rico network infrastructure and the impact the Hurricane will have on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. While the Company is continuing to evaluate the full extent of the hurricane's impact, based on insurance coverage currently maintained, the Company does not believe it will incur significant losses as a result of the effects of the damage caused by Hurricane Georges.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 9.  SEGMENT INFORMATION

The Company's consolidated financial statements include two distinct business segments. The Domestic Wireless telephone segment ("Domestic") owns, operates and invests in wireless telephone systems in the domestic United States. The Company's Puerto Rico telephone segment includes the accounts of Centennial Puerto Rico Wireless Corporation ("Wireless" or the "Puerto Rico Wireless Telephone System"). Wireless is wholly owned by the Company. Wireless began providing wireless telephone service in Puerto Rico on December 12, 1996 and participates in the alternative access business in Puerto Rico pursuant to the FCC's requirements for interstate service and pursuant to an authorization issued to Wireless in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Wireless began providing competitive access service in September 1997.

Information about the Company's operations in its two business segments for the three months ended August 31, 1998 and 1997 is as follows:


                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                       1998              1997
                                                    ---------         ---------

Gross revenue:

       Domestic                                     $  53,902         $  44,516
       Puerto Rico                                     23,544             7,673
                                                    ---------         ---------
                                                    $  77,446         $  52,189
                                                    =========         =========
Operating income (loss):

       Domestic                                     $   8,357         $   2,720
       Puerto Rico                                     (1,526)           (5,512)
                                                    ---------         ---------
                                                    $   6,831         $  (2,792)
                                                    =========         =========
Net income (loss):

       Domestic                                     $  10,035         $     847
       Puerto Rico                                     (4,380)           (7,633)
                                                    ---------         ---------
                                                    $   5,655         $  (6,786)
                                                    =========         =========
Assets, at end of period:

       Domestic                                     $ 724,804         $ 752,729
       Puerto Rico                                    219,134           163,740
       Elimination                                    (93,182)          (70,100)
                                                    ---------         ---------
                                                    $ 850,756         $ 846,369
                                                    =========         =========

Depreciation and amortization:

       Domestic                                     $  20,755         $  19,974
       Puerto Rico                                     11,049             5,088
                                                    ---------         ---------
                                                    $  31,804         $  25,062
                                                    =========         =========
Capital expenditures:

       Domestic                                     $   8,204         $   5,618
       Puerto Rico                                     12,150            29,141
                                                    ---------         ---------
                                                    $  20,354         $  34,759
                                                    =========         =========



The information provided below is that of Centennial Cellular Corp. (before the consolidation of Puerto Rico), Puerto Rico, and the Company's consolidated information.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA

                                 AUGUST 31, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                               Centennial
                                                Cellular
                                              Corp. before
                                              Consolidation
                                             of Puerto Rico       Puerto Rico      Eliminations      Consolidated
                                             --------------       -----------    ----------------    ------------

ASSETS
Current assets:
     Cash and cash equivalents              $    26,708          $     2,677     $             -    $    29,385

     Accounts receivable - net                   30,696               11,091                   -         41,787

     Inventory - phones and accessories           9,108                1,373                   -         10,481

     Prepaid expenses and other
         current assets                           1,875                  396                    -         2,271
                                             ----------          -----------     ----------------     ---------

              Total current assets               68,387               15,537                    -        83,924

Property, plant & equipment - net               130,089              135,041                   -        265,130

Investment in Puerto Rico, at cost               90,100                    -             (90,100)            -

Equity investments in wireless
     telephone systems - net                     81,441                    -                   -         81,441

Debt issuance costs - net                         5,226                2,774                   -          8,000

Cellular telephone licenses - net               223,126                    -                   -        223,126

Personal communications services
     licenses - net                                  -                60,043                   -         60,043

Goodwill  - net                                 121,973                    -                   -        121,973

Other assets - net                                4,462                5,739              (3,082)         7,119
                                            -----------          -----------       --------------    ----------

                                            $   724,804          $  219,134        $     (93,182)    $  850,756
                                            ===========          ==========        ==============    ==========



NOTE 9. CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                                 AUGUST 31, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                           Centennial Cellular
                                              Corp. before
                                              Consolidation
                                             of Puerto Rico      Puerto Rico    Eliminations    Consolidated
                                             --------------      -----------    ------------    ------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
     Accounts payable                             $   3,568       $   7,018       $    --         $  10,586
     Accrued expenses and other
         current liabilities                         54,798          22,382            --            77,180
     Payable to affiliate                               250              30            --               280
                                                  ---------       ---------       ---------       ---------
         Total current liabilities                   58,616          29,430            --            88,046


Long-term debt                                      350,000         150,000            --           500,000

Deferred liability                                     --             3,082          (3,082)           --

Deferred income taxes                                27,015            --              --            27,015

Convertible redeemable preferred stock              186,287            --              --           186,287

Second series convertible
     redeemable preferred stock                       7,252            --              --             7,252

Common stockholders' equity:
     Common stock, par value $.01 per share:
         Class A                                        167            --              --               167
         Class B                                        105            --              --               105

     Additional paid-in capital                     353,915          90,100         (90,100)        353,915
     Other                                          (33,448)           --              --           (33,448)
     Accumulated deficit                           (225,105)        (53,478)           --          (278,583)
                                                  ---------       ---------       ---------       ---------
         Total common stockholders'
              equity                                 95,634          36,622         (90,100)         42,156
                                                  ---------       ---------       ---------       ---------

                                                  $ 724,804       $ 219,134       $ (93,182)      $ 850,756
                                                  =========       =========       =========       =========


NOTE 9.  CONTINUED

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                    THREE MONTH PERIOD ENDED AUGUST 31, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                               Centennial
                                                Cellular
                                              Corp. before
                                             consolidation
                                             of Puerto Rico        Puerto Rico    Eliminations      Consolidated

Revenue                                     $       53,902       $     23,544      $         -      $   77,446
                                            --------------       ------------      -----------      ----------

Costs and expenses:
   Cost of equipment sold                            3,881               652                 -           4,533
   Cost of services                                  6,104             4,278                 -          10,382
   Selling, general & administrative                14,805             9,091                 -          23,896
   Depreciation and amortization                    20,755            11,049                 -          31,804
                                            --------------       -----------       -----------       ---------
                                                    45,545            25,070                 -          70,615
                                            --------------       -----------       -----------       ---------

Operating income (loss)                              8,357            (1,526)                -           6,831
                                            --------------       ------------      -----------       ---------

Income from equity investments                       3,649                 -                 -           3,649
Gain on sale of assets                               9,556                 -                 -           9,556
Interest expense                                     8,277             2,854                 -          11,131
                                            --------------       -----------       -----------       ---------

Income (loss) before income tax
   expense and minority interest                    13,285            (4,380)                -           8,905

Income tax expense                                   3,008                -                  -           3,008
                                            --------------       -----------       -----------       ---------

Income (loss) before minority interest              10,277            (4,380)                -           5,897

Minority interest in income
   of subsidiaries                                    (242)                -                 -            (242)
                                            --------------       -----------        ----------       ---------
Net income (loss)                           $       10,035       $    (4,380)       $        -       $   5,655
                                            ==============       ===========        ==========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in addition to the interim consolidated financial statements and accompanying notes presented in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS (Amounts in thousands, except subscriber, pop and share data)

On July 2, 1998, the Company and Acquisition entered into the Merger Agreement providing for the Merger. Centennial will continue as the Surviving Corporation in the Merger.

Subject to the effects of proration, pursuant to the Merger Agreement, outstanding Class A Common Stock will be converted into the right to receive $43.50 per share in cash or to receive common shares of the Surviving Corporation representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Class B Common Stock will be converted into the right to receive $43.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by Centennial's existing stockholders is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of Class B Common Stock equal to the pro rata portion of such shortfall will be converted into Surviving Corporation Shares. All outstanding
Redeemable Preferred Stock will be converted into the right to receive $43.50 per share in cash on an as converted basis.

Because existing holders of common stock of the Company must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Effective Time, stockholders who do not elect to receive any shares may, due to proration, be required to receive some Surviving Corporation Shares. In addition, stockholders who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

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

In connection with the execution of the Merger Agreement, Century, the Company's principal stockholder, entered into the Stockholder Agreement, dated July 2, 1998, with Acquisition. Pursuant to the Stockholder Agreement, Century, which has an approximate 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at August 31, 1998, agreed to vote its shares in favor of the Merger so long as the Merger Agreement remains in effect. Because Century agreed to approve the Merger by written consent in lieu of meeting, and controls, on a fully diluted basis, more than a majority of the outstanding votes of the Company required to approve the Merger, no further vote is necessary to approve the Merger.

Pursuant to the Merger Agreement, from the date of the Merger Agreement to the Effective Time, the Company shall conduct its business in the ordinary course consistent with past practice and shall use reasonable efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and key employees. All statements contained in this Quarterly Report, including discussions of the Company's plans and strategies, are subject to the Company's covenants regarding the conduct of its business pending the Merger.

The consummation of the Merger is subject to certain conditions, including, without limitation, the Company obtaining a final order from the FCC approving the transfer of control of the Company to WCAS VIII and its affiliates and Acquisition obtaining financing substantially on the terms contemplated by the commitment letters it received in connection with the Merger Agreement. The Merger Agreement provides for the payment of certain fees and the reimbursement of certain expenses to Acquisition in the event of a termination of the Merger Agreement under certain circumstances. The Company completed filing the applications seeking FCC transfer approvals of the Merger. The last of these applications that are material to the transaction was placed on public notice by the FCC on August 17, 1998 and was eligible for grant beginning September 17, 1998. Although there can be no assurance that these applications will be granted or acted on promptly, the Company has no reason to believe that the applications will not be approved in a timely manner. In addition, Acquisition and the Company submitted their Notification and Report Forms with respect to the Merger on September 11, 1998 and on September 25, 1998, the Company's request for early termination of the waiting period under the HSR Act was granted.

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired cellular licenses for twenty-nine wireless telephone markets in the United States that it owns and manages (the "Domestic Wireless Telephone Systems"). In addition, the Company acquired one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands ("Wireless" or the "Puerto Rico Wireless Telephone System"). The Company also participates in the alternative access business in Puerto Rico. Wireless is wholly owned by the Company. On December 12, 1996, the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the Puerto Rico Wireless Telephone System. The Puerto Rico Wireless Telephone System accounted for $23,544 in revenue for the three months ended August 31, 1998 and had approximately 85,900 subscribers as of August 31, 1998.

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

In connection with the Merger, Acquisition has received a commitment from a third party for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1,600,000 in the form of senior secured credit facilities and an unsecured bridge loan. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $150,000 aggregate amount of subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $350,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase indebtedness of the Company and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers and consent solicitations with respect to these two public debt issuances on September 8, 1998. Through September 23, 1998, approximately 99% of the Company's public debt was tendered and consents were delivered to the Company. As a condition to the closing of the Merger, the Company must redeem its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The estimated cost to the Company of the redemption, including accrued interest, is approximately $406,000 based upon current market conditions, U.S. treasury yields as of September 29, 1998 and an assumed payment date of October 15, 1998. The Company's obligation to accept for purchase, and to pay for, the public debt validly tendered is subject to certain conditions, including the consumation of the Merger, which, in turn, is subject to certain other conditions.

The Company anticipates that as part of the financing necessary to effect the Merger, certain of its subsidiaries will issue approximately $340,000 of debt securities to qualified institutional buyers under two private placement offerings pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the funding referred to above and in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

On August 21, 1998, the Company filed a preliminary Information Statement with the SEC relating to the Merger Transaction and anticipates filing a Registration Statement on Form S-4 which incorporates this information statement in the near future. The Information Statement/Prospectus also constitutes the prospectus of the Surviving Corporation for the issuance of shares of common stock in connection with the transactions contemplated by the Merger Agreement.

Three Months ended August 31, 1998 and August 31, 1997

Revenue for the three months ended August 31, 1998 was $77,446, an increase of $25,257 or 48% over revenue of $52,189 for the three months ended August 31, 1997, reflecting growth in subscriptions to wireless telephone service, of $28,850, partially offset by reductions in rates charged to subscribers of $4,362. Secondarily, the increase reflects increased roamer usage of $5,229, partially offset by lower reciprocal roaming rates with other wireless carriers of $4,460. The Puerto Rico Wireless Telephone System accounted for $15,871 or 63% of the total increase in revenue. This increase reflects subscriber growth of $19,060, partially offset by subscriber rate reductions of $3,189.

Revenue from the sale of wireless telephones and accessories to subscribers for the three months ended August 31, 1998 increased by $146 to $1,255 or 13% as compared to the three months ended August 31, 1997. The increase in revenue was due to a larger number of telephone units sold during the current three-month period. The Puerto Rico Wireless Telephone System accounted for $317 and $300 of the equipment sales (primarily sales of accessories) for the three months ended August 31, 1998 and 1997, respectively.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions and maintenance of the current subscriber base and the average revenue per subscriber. Wireless telephone subscribers at August 31, 1998 were approximately 354,100, an increase of 53% from the 231,600 subscribers at August 31, 1997. Increases from new activations of 205,200 were offset by subscriber cancellations of 82,700. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 85,900 and 32,800 subscribers at August 31, 1998, and 1997, respectively, and, as a result, accounted for 43% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended August 31, 1998, was $73 as compared to $79 for the three months ended August 31, 1997. The average monthly revenue per subscriber was approximately $68 in the domestic markets, as compared to approximately $88 in the Company's Puerto Rico Wireless Telephone System. The Company expects that per subscriber revenue will continue to be impacted by competition, the expansion of its local service calling areas and lower reciprocal per minute roaming rates with other wireless carriers.

Cost of services during the three months ended August 31, 1998 was $10,382, an increase of $2,500 or 32% from the three months ended August 31, 1997. The increase was primarily due to the continued growth of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System was $4,278 and $2,154 for the three months ended August 31, 1998 and 1997, respectively. Secondarily, the variable costs associated with a larger revenue and subscription base and increased coverage areas resulting from the continued expansion of the Company's network accounted for approximately $376 of the increase.

Cost of equipment sold during the three months ended August 31, 1998 was $4,533, an increase of $460 or 11% as compared to the three months ended August 31, 1997. Domestic costs have declined as a result of a general decline in the wholesale prices of telephones of approximately 32%. Cost of equipment sold (primarily accessory equipment) for the Puerto Rico Wireless Telephone System was

$652 and $159 for the three months ended August 31, 1998 and 1997, respectively.

Selling, general and administrative expenses rose to $23,896 for the three months ended August 31, 1998, an increase of $5,932 or 33% above the expenses of $17,964 for the three months ended August 31, 1997. The Company's managerial, customer service and sales staff increased approximately 26% to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the continued growth of telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $9,091 and $5,784 for the three months ended August 31, 1998 and 1997, respectively.

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

Depreciation and amortization for the three months ended August 31, 1998 was $31,804, an increase of $6,742 or 27% over the three months ended August 31, 1997. The increase resulted from capital expenditures made during the three months ended August 31, 1998 and during the fiscal year ended May 31, 1998 in connection with the development and network expansion of the Company's wireless telephone systems. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $5,961 or 88% of the increase.

As a result of the factors noted above, the operating income for the three months ended August 31, 1998 was $6,831, an increase of $9,623 from the loss of $2,792 for the three months ended August 31, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $1,526 and $5,512 for the three months ended August 31, 1998 and 1997, respectively.

Interest expense was $11,131 for the three months ended August 31, 1998, an increase of $1,090 or 11% from the three months ended August 31, 1997. The increase in interest expense reflects additional borrowings of $50,500 for working capital, debt service and capital expenditures related to the buildout of the Puerto Rico Wireless Telephone System's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the three months ended August 31, 1998 was $501,630, an increase of $60,527 as compared to the average debt level of $441,103 during the three months ended August 31, 1997. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate decreased to 9.2% for the three months ended August 31, 1998 from 9.7% for the three months ended August 31, 1997.

After income attributable to minority interests in subsidiaries for the three months ended August 31, 1998, pretax income was $8,663 as compared to a pretax loss of $8,757 for the three months ended August 31, 1997. The income tax expense of $3,008 for the three months ended August 31, 1998 resulted primarily from the pre-tax gain of $9,556 the Company recognized on the sale of its Investment Interest in the Coconino, Arizona RSA during the three months ended August 31, 1998.

The net income of $5,655 for the three months ended August 31, 1998 represents an increase of $12,441 from the net loss of $6,786 for the three months ended August 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended August 31, 1998, earnings exceeded fixed charges by $8,905. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $31,804 relating to depreciation and amortization.

During the three months ended August 31, 1998, the Company made capital expenditures of $20,354, primarily to continue the construction of its Puerto Rico Wireless Telephone System and its Domestic Wireless Telephone Systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone System were $12,150 for the three months ended August 31, 1998, representing 60% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $4,981 to continue the buildout of the Company's PCS network infrastructure and $7,169 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During fiscal 1999, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $40,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1999 will be approximately $50,000, an increase of approximately $20,000 above prior estimates. This increase is an acceleration of expenditures that would otherwise take place in future years and is related to the growth the Company has experienced in its Puerto Rico Wireless Telephone System. It is anticipated that the Company will seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

Centennial Puerto Rico Wireless Corporation , a wholly owned subsidiary of the Company ("CPRW"), has a four year, $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). As of August 31, 1998, the Puerto Rico Credit Facility had $150,000 outstanding. The Commitment available under the Puerto Rico Credit Facility terminates on February 28, 2001. Quarterly repayments of amounts outstanding at the termination date are to be made over a five-year period beginning May 31, 2001, as specified in the Puerto Rico Credit Facility, as amended. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

As of August 31, 1998, no amounts were outstanding under the Company's $75,000 domestic revolving credit facility (the "Domestic Credit Facility" ). The commitment available under the Domestic Credit Facility terminates on January 31, 2001 at which point all amounts outstanding are due and payable. The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate,as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%.

The Company also has two outstanding public issuances of debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively. Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers on September 8, 1998. Through September 23, 1998, approximately 99% of the Company's public debt was tendered to the Company. As a condition to the closing of the Merger, the Company must complete the Debt Offers prior to the closing date of the Merger. However, there can be no assurance that the Debt Offers will be completed.

The Domestic Credit Facility, the Puerto Rico Credit Facility and the Company's public debt instruments require the maintenance of certain financial and operating covenants, restrict the use of borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees. The Company and CPRW were in compliance with all covenants of their debt instruments at August 31,1998.

The Company has outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, with respect to the preferred stock is $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. During the three months ended August 31, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $0 and $4,113, respectively. The Company will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

In order to meet its obligations with respect to its operating needs, capital expenditures, debt service and preferred stock obligations, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of the Puerto Rico telecommunications operations, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications operations has been, and is expected to continue to be, highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications operations will generate cash flow or reach profitability. Even if the Company's operating cash flow increases, it is anticipated that cash generated from the Company's wireless telephone systems will not be sufficient in the next several years to cover interest, the preferred stock dividends that may be declared and made payable and required capital expenditures.

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

The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of September 23, 1998, 4,239,231 shares remain available for issuance under this shelf registration .

The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of September 23, 1998, $400,000 remained available for issuance under this shelf registration.

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

On June 8, 1998, the Company disposed of its Investment Interest in the Coconino, Arizona RSA representing approximately 43,500 Net Pops, for $13,500 in cash. During the three months ended August 31, 1998, the Company recorded a gain of $9,556 in relation to the sale of this Investment Interest.

COMMITMENTS AND CONTINGENCIES

During the three months ended August 31, 1997, the Company directly purchased 262,000 shares of its Class A Common Stock in the open market for an aggregate purchase price of $4,192 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the three months ended August 31, 1998. the Company did not directly purchase any additional shares of its Class A Common Stock in the open market.

The Company is controlled by Century. Century has an approximate 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at August 31, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the three months ended August 31, 1998, the Company has recorded expenses of $250 under the Services Agreement which is recorded within payable to affiliate on the Company's consolidated balance sheet at August 31, 1998. Pursuant to the Stockholder Agreement with Acquisition, Century has agreed to terminate the Services Agreement as of the effective date of the Merger.

In September 1998, the commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company is currently in the process of evaluating the extent of damage to its Puerto Rico network infrastructure and the impact the Hurricane will have on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. While the Company is continuing to evaluate the full extent of the hurricane's impact, based on insurance coverage currently maintained, the Company does not believe it will incur significant losses as a result of the effects of the damage caused by Hurricane Georges.

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

The following tables sets forth (in thousands), for the periods indicated, the Company's net cash provided by operating activities before interest payments (net cash provided), the Company's principal uses of such cash and the cash available for (required from) financing and investing activities.



                                                            Three Months Ended August 31,
                                             -------------------------------------------------------------
                                                     1998                                      1997
                                             -----------------------               -----------------------
                                               Amount            %                   Amount           %
                                             ---------      ----------             --------       --------

Net cash provided by
operating activities                           $31,544            91.4%             $20,290           91.2%

Interest paid                                    2,954             8.6                1,953            8.8
                                             ---------      ----------             --------       --------
Net cash provided                            $  34,498           100.0%            $ 22,243          100.0%
                                             =========      ==========             ========       ========

Principal uses of cash:

Interest paid                                $   2,954            8.6%             $  1,953            8.8%
Property, plant and equipment                   20,354            59.0               34,759          156.2
                                             ---------      ----------             --------       --------

Total                                        $  23,308            67.6%             $36,712          165.0%
                                             =========      ==========              =======       ========

Cash available for (required from)
financing and investing activities           $  11,190            32.4%            $(14,469)         (65.0)%
                                             =========      ==========             ========       ========



Net cash provided by operating activities for the three months ended August 31, 1998 was sufficient to fund the Company's expenditures for property, plant and equipment of $20,354.

The following table sets forth the primary cash flows provided by (used in) financing and investing activities for the periods indicated:


                                                            Three Months Ended August 31,
                                                            -------------------------------
                                                              1998                   1997
                                                            --------               --------

Issuance of Class A Common Stock                            $     10               $     80
Proceeds from long-term debt                                       -                 25,500
Disposition of wireless telephone systems                     13,500                      -
Distributions received from equity investments                 3,675                  5,447
                                                            --------               --------

Cash available                                                17,185                 31,027

Acquisition of other assets                                   (2,200)                   (33)
Repayment of long-term debt                                  (10,000)                (5,000)
Debt issuance costs paid                                           -                   (125)
Prepaid transaction costs                                     (1,410)                     -
Dividends paid                                                     -                 (4,113)
Treasury stock purchases                                           -                 (4,192)
                                                            --------               --------

Cash available for operations and capital expenditures      $  3,575               $ 17,564
                                                            ========               ========


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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone industry; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company's Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1998 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

               None

ITEM 6.        Exhibits and Report on Form 8-K

               Each exhibit identified below is filed as a part of this report.

               a) Exhibits

                    Exhibit No.                  Description
                    -----------                  -----------
                    Exhibit 11     Statement re: computation of per share earnings

                    Exhibit 20.1 Offer to Purchase and Consent Solicitation, dated as of September 8, 1998, whereby the Registrant offers to purchase for cash and solicitation of consents with respect to 8
                                   7/8% Senior Notes due 2001 and 10 1/8% Senior
                                   Notes due 2005 and Consent and Letter of Transmittal, dated as of September 8, 1998, to tender and to give consent in respect of 8
                                   7/8% Senior Notes due 2001 and 10 1/8% Senior
                                   Notes due 2005.

                    Exhibit 27     Financial data schedule (EDGAR filing
                                   document only)

                    Exhibit 99.1 Press Release, dated as of September 8, 1998, of the Registrant announcing Offer to Purchase and Consent Solicitation for Senior
                                   Notes.

                    Exhibit 99.2 Press Release dated as of September 25, 1998, of the Registrant announcing the receipt of requisite consents in the Tender




                                   Offers and Consent Solicitations for the Company's 8 7/8% Senior Notes Due 2001 and the Company's 10 1/8% Senior Notes Due 2005.



               b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 9, 1998




                                       CENTENNIAL CELLULAR CORP.


                                       /S/    Scott N. Schneider
                                       _________________________________________
                                       Scott N. Schneider
                                       Chief Financial Officer, Senior Vice
                                         President and Treasurer
                                       (Principal Financial Officer)