Form 10-Q
period 1998-11-30
CENTENNIAL CELLULAR CORP
filed 1999-01-05
CIK 879573

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998
                                       OR

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

Class A Common - 15,086,398 outstanding shares as of December 16, 1998 Class B Common - 10,544,113 outstanding shares as of December 16, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                  November 30,
                                                                                      1998                   May 31,
                                                                                  (Unaudited)                 1998
                                                                              --------------------      -----------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                               $             32,516      $          14,620
      Accounts receivable, less allowance for doubtful
          accounts of $2,945 and $2,693, respectively                                       45,115                 37,178
      Inventory - phones and accessories                                                     9,287                  7,304
      Prepaid expenses and other current assets                                              3,148                    548
                                                                              --------------------      -----------------

        TOTAL CURRENT ASSETS                                                                90,066                 59,650

PROPERTY, PLANT AND EQUIPMENT - net                                                        272,154                263,661

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                78,178                 87,634

DEBT ISSUANCE COSTS, less accumulated amortization of
       $7,198 and $6,097, respectively                                                       7,450                  8,538

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $288,089 and $263,633, respectively                                  213,235                235,508

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $3,109 and $2,324, respectively                                       59,650                 60,435

GOODWILL, less accumulated amortization of $28,563
      and $27,016, respectively                                                            121,039                124,533

OTHER ASSETS - net                                                                           8,072                  7,458
                                                                              --------------------      -----------------

        TOTAL                                                                 $            849,844      $         847,417
                                                                              ====================      =================


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                              November 30,
                                                                                                  1998              May 31,
                                                                                               (Unaudited)           1998
                                                                                              -------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                     $       9,153     $        9,805
         Accrued expenses and other current liabilities                                              71,486             64,445
         Payable to affiliate                                                                           518                435
                                                                                              -------------     --------------

                TOTAL CURRENT LIABILITIES                                                            81,157             74,685

LONG-TERM DEBT                                                                                      507,000            510,000
DEFERRED LIABILITY                                                                                        -              2,200
DEFERRED INCOME TAXES                                                                                29,221             26,584

PREFERRED STOCK:

Convertible redeemable preferred stock
         (at aggregate liquidation value) par value $.01 per share,
         102,187 shares authorized; issued and outstanding
         102,187 shares (redemption value of $1,823.00 per share)                                   186,287            186,287

Second series convertible redeemable preferred stock
         (at aggregate liquidation value) par value $.01 per share, 3,978 shares authorized; issued and outstanding 3,978 shares
         (redemption value of $1,823.00 per share)                                                    7,252              7,252

Senior preferred stock, par value $.01 per share, dividend
         rate 14%, 250,000 shares authorized, none issued                                                 -                  -

Additional preferred stock, par value $.01 per share, authorized
         10,000,000 shares, 3,978 shares issued as second series
         convertible redeemable preferred stock                                                           -                  -

COMMON STOCKHOLDERS' EQUITY:
         Common stock par value $.01 per share:
              Class A, 1 vote per share, 100,000,000 shares authorized;
                issued, 16,717,607 and 16,716,683 shares,
                respectively; and outstanding 15,085,398 and 15,084,474 shares, respectively            167                167
              Class B, 15 votes per share, 50,000,000 shares authorized,
                issued and outstanding 10,544,113 shares                                                105                105
                Additional paid-in capital                                                          349,802            358,018
                Accumulated deficit                                                                (277,895)          (284,238)
                                                                                              -------------     --------------
                                                                                                     72,179             74,052
                Less:  Cost of 1,632,209, Class A common shares
                           in treasury                                                              (30,614)           (30,614)
                Deferred compensation                                                                (2,638)            (3,029)
                                                                                              -------------     --------------

                TOTAL COMMON STOCKHOLDERS' EQUITY                                                    38,927             40,409
                                                                                              -------------     --------------

                        TOTAL                                                                 $     849,844      $     847,417
                                                                                              =============      =============


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                 Three Months Ended                 Six Months Ended
                                                            ---------------------------     --------------------------------
                                                            November 30,    November 30,      November 30,      November 30,
                                                                1998           1997              1998              1997
                                                            -----------    ------------     -------------     ------------
REVENUE:
         Service revenue - Domestic                        $    57,947     $    44,993      $    110,911      $    88,700
         Service revenue - Puerto Rico                          27,534          12,256            50,761           19,629
         Equipment sales                                         1,671           1,326             2,926            2,435
                                                            -----------    ------------     -------------     ------------
                                                                87,152          58,575           164,598          110,764
                                                            -----------    ------------     -------------     ------------

COSTS AND EXPENSES:
         Cost of equipment sold - Domestic                       4,322           4,462             8,203            8,375
         Cost of equipment sold - Puerto Rico                      607             102             1,259              262
         Cost of services - Domestic                             6,386           6,406            12,490           12,133
         Cost of services - Puerto Rico                          5,356           4,099             9,634            6,254
         Selling, general and administrative - Domestic         17,072          15,020            31,877           27,200
         Selling, general and administrative - Puerto Rico      10,474           6,701            19,565           12,485
         Depreciation and amortization - Domestic               20,744          20,249            41,499           40,223
         Depreciation and amortization - Puerto Rico            11,995           7,469            23,044           12,557
                                                            -----------    ------------     -------------     ------------
                                                                76,956          64,508           147,571          119,489
                                                            -----------    ------------     -------------     ------------

OPERATING INCOME (LOSS)                                         10,196          (5,933)           17,027           (8,725)
                                                            -----------    ------------     -------------     ------------

INCOME FROM EQUITY INVESTMENTS                                   3,841           3,246             7,490            7,452
GAIN ON SALE OF ASSETS                                              55               7             9,611               12
INTEREST EXPENSE -  NET  - DOMESTIC                              7,951           8,077            16,228           15,999
INTEREST EXPENSE -  NET - PUERTO RICO                            2,858           2,460             5,712            4,579
                                                            -----------    ------------     -------------     ------------

INCOME (LOSS) BEFORE INCOME TAX  EXPENSE
         (BENEFIT) AND MINORITY INTEREST                         3,283         (13,217)           12,188          (21,839)

INCOME TAX EXPENSE (BENEFIT)                                     2,828          (3,712)            5,836           (5,683)
                                                            -----------    ------------     -------------     ------------

         INCOME (LOSS) BEFORE MINORITY INTEREST                    455          (9,505)            6,352          (16,156)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                 233            (121)               (9)            (256)
                                                            -----------    ------------     -------------     ------------

     NET INCOME (LOSS)                                      $      688     $    (9,626)     $      6,343      $   (16,412)
                                                            ===========    ============     =============     ============

DIVIDEND ON PREFERRED STOCK                                 $    4,113     $     4,113      $      8,226      $     8,226
                                                            ===========    ============     =============     ============

LOSS APPLICABLE TO COMMON SHARES                            $   (3,425)    $   (13,739)     $     (1,883)      $  (24,638)
                                                            ===========    ============     =============     ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                   $     (.13)    $      (.52)     $       (.07)      $     (.93)
                                                            ===========    ============     =============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING DURING THE PERIOD                      25,630,000      26,340,000        25,629,000       26,601,000
                                                            ===========    ============     =============     ============




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                            Common Stock
                                             ------------------------------------------------
                                                         Class A                  Class B         Additional
                                             ------------------------   ---------------------      Paid-In     Treasury
                                                Shares       Dollars       Shares     Dollars      Capital      Stock
                                             ------------    --------   ------------  -------     ----------   -----------
Balance at June 1, 1997                       16,492,884      $  165     10,544,113    $ 105     $369,704       $  (1,801)

Common stock issued in conjunction
     with incentive plans                        223,799           2              -        -        4,765               -

Preferred stock dividends                              -           -              -        -      (16,451)              -

Treasury stock purchases                               -           -              -        -            -         (28,813)

Repayment of shareholder note
receivable                                             -           -              -        -            -               -

Net loss                                               -           -              -        -            -               -
                                             ------------    --------   ------------ --------  -----------   -------------

Balance at May 31, 1998                       16,716,683         167     10,544,113      105      358,018         (30,614)

Common stock issued in
   connection with incentive plans                   924                                               10

Preferred stock dividends                                                                          (8,226)

Amortization of deferred compensation

Net income
                                             ------------    --------   ------------ --------  -----------   -------------

Balance at November 30, 1998 - (unaudited)    16,717,607     $    167     10,544,113 $  105   $   349,802       $ (30,614)
                                             ============    ========   ============ =======   ===========   =============




                                           Shareholder
                                               Note           Deferred      Accumulated
                                            Receivable      Compensation      Deficit             Total
                                         --------------  ------------    ------------------ ------------
Balance at June 1, 1997                   $  (3,000)      $          -    $  (252,291)        $ 112,882

Common stock issued in conjunction
     with incentive plans                        -             (3,029)             -              1,738

Preferred stock dividends                        -                  -              -            (16,451)

Treasury stock purchases                         -                  -              -            (28,813)

Repayment of shareholder note
receivable                                   3,000                  -              -              3,000

Net loss                                         -                  -          (31,947)         (31,947)
                                         ----------    ---------------   --------------     -----------

Balance at May 31, 1998                          -             (3,029)        (284,238)          40,409

Common stock issued in
   connection with incentive plans                                                                   10

Preferred stock dividends                                                                        (8,226)

Amortization of deferred compensation                             391                               391

Net income                                                                          6,343         6,343
                                         ----------    ---------------   -----------------   ----------

Balance at November 30, 1998-(unaudited)        -         $   (2,638)     $      (277,895)   $   38,927
                                         ==========    ===============   =================   ==========


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                      Six Months Ended
                                                                              ---------------------------------
                                                                               November 30,       November 30,
                                                                                   1998               1997
                                                                              --------------     --------------
OPERATING ACTIVITIES:
     Cash received from subscribers and others                                $      179,736     $      120,982
     Cash paid to suppliers, employees and
               governmental agencies                                                (101,783)           (74,698)
     Interest paid                                                                   (21,688)           (20,281)
                                                                              --------------     --------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   56,265             26,003
                                                                              --------------     --------------

INVESTING ACTIVITIES:

     Proceeds from sale of equipment                                                     438                  -
     Capital expenditures                                                            (48,765)           (71,963)
     Acquisition of other assets                                                      (2,200)            (6,076)
     Acquisition, disposition and exchange of wireless telephone systems              10,500                  -
     Distributions received from equity investments                                    6,638              8,693
     Capital contributed to equity investments                                             -                (65)
                                                                              --------------     --------------

          NET CASH USED IN INVESTING ACTIVITIES                                      (33,389)           (69,411)
                                                                              --------------     --------------

FINANCING ACTIVITIES:

     Proceeds from long-term debt                                                      7,000             51,500
     Repayment of long-term debt                                                     (10,000)            (5,000)
     Debt issuance costs paid                                                              -               (152)
     Prepaid transaction costs                                                        (1,990)                 -
     Proceeds from issuance of Class A Common Stock                                       10                126
     Dividends paid                                                                        -             (8,226)
     Treasury stock purchases                                                              -            (21,717)
                                                                              --------------     --------------


                   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (4,980)            16,531
                                                                              --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  17,896            (26,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        14,620             43,415
                                                                              --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       32,516     $       16,538
                                                                              ==============     ==============

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                        Six Months Ended
                                                                             --------------------------------------
                                                                              November 30,             November 30,
                                                                                 1998                     1997
                                                                             -------------            -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:

           Net income (loss)                                                 $       6,343            $     (16,412)
                                                                             -------------            -------------

Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:

           Depreciation and amortization                                            64,543                   52,780
           Minority interest in income of subsidiaries                                   9                      256
           Deferred income taxes - increase (decrease)                               5,836                   (7,456)
           Equity in undistributed earnings of investee companies                   (7,490)                  (7,452)
           Gain on sale of assets                                                   (9,611)                       -
           Other                                                                     1,491                    1,223
           Change in assets and liabilities net of effects of
                acquired wireless telephone systems:
                       Accounts receivable - (increase)                             (7,796)                  (7,183)
                       Prepaid expenses and other current assets -
                             (increase)                                             (2,604)                  (2,970)
                       Accounts payable and accrued expenses -
                              increase                                               4,427                   11,770
                       Customer deposits and prepayments -
                              increase                                               1,117                    1,447
                                                                             -------------            -------------

           Total adjustments                                                        49,922                   42,415
                                                                             -------------            -------------

Net cash provided by operating activities                                    $      56,265            $      26,003
                                                                             =============            =============

                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (Dollar amounts in thousands except share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of November 30, 1998 and the results of its consolidated operations and cash flows for the periods ended November 30, 1998 and 1997. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1998 is audited.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform with the current period presentation.

NOTE 2. AGREEMENT AND PLAN OF MERGER

On November 29, 1998, the Company and CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), executed an Amendment to the Agreement and Plan of Merger, dated as of July 2, 1998 (as amended, the "Merger Agreement"), providing for the merger of Acquisition with and into Centennial (the "Merger"). The Company expects to close the Merger in January 1999. Centennial will continue as the surviving corporation (the "Surviving Corporation") in the Merger.

Subject to the effects of proration, in the Merger, outstanding shares of Class A Common Stock ("Class A Common Stock") will be converted into the right to receive $41.50 per share in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Outstanding shares of Class B Common Stock ("Class B Common Stock") will be converted into the right to receive $41.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by holders of Class A Common Stock is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of shares of Class B Common Stock equal to a portion of such shortfall will be converted into Surviving Corporation Shares on a pro rata basis with shares of Class A Common Stock with respect to which an election to receive Surviving Corporation Shares has not been made. All outstanding shares of Convertible Redeemable Preferred Stock (the "Convertible Redeemable Preferred Stock") and Second Series Convertible Redeemable Preferred Stock (the "Second Series Convertible Redeemable Preferred Stock" and, together with the Convertible Redeemable Preferred Stock, the "Preferred Stock") will be converted into the right to receive $41.50 per share in cash on an as-converted basis.

Because existing holders of common stock of the Company must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the effective time of the Merger (the "Effective Time"), holders of Class A Common Stock who do not elect to receive any shares and holders of Class B Common Stock may, due to proration, be required to receive some Surviving Corporation Shares. In addition, holders of Class A Common Stock who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

Pursuant to the Merger Agreement, it is anticipated that each option to purchase shares of Class A Common Stock (an "Option") granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended (collectively, the "Option Plans") will be exercised or canceled pursuant to its terms or canceled in exchange for a cash amount equal to the difference between $41.50 and the exercise price of the Option prior to the Effective Time. Each Option that is not exercised or canceled will remain outstanding immediately following the Effective Time and such Options will be subject to adjustment pursuant to the terms of the Option Plans.

In connection with the execution of the Merger Agreement, Century Communications Corp. ("Century"), the Company's principal stockholder, entered into a Stockholder Agreement, dated as of July 2, 1998, with Acquisition (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, Century, which has an approximate 33% Common Stock interest and, through its beneficial ownership of approximately 81.2% of the Company's outstanding Class B Common Stock, which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of November 30, 1998, agreed to vote its shares in favor of the Merger so long as the Merger Agreement remains in effect. Because Century agreed to approve the Merger by written consent in lieu of meeting, and controls, on a fully diluted basis, more than a majority of the outstanding votes of the Company required to approve the Merger, no further vote was necessary to approve the Merger. On December 4, 1998, Century executed a written stockholder's consent in lieu of meeting to approve the Merger.

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

On December 8, 1998, the Company's Registration Statement on Form S-4 with respect to the issuance of common stock of the Company, as the Surviving Corporation in the Merger, was declared effective by the Securities and Exchange Commission (the "SEC"). Upon consummation of the Merger, such common stock of the Surviving Corporation will be received by (i) current holders of Class A Common Stock who make an effective election to receive such shares, (ii) by current holders of Class A Common Stock with respect to which an election to receive Surviving Corporation Shares has not been made who are required to receive such shares due to proration or (iii) by current holders of Class B Common Stock who are required to receive such shares due to proration. A holder of Class A Common Stock electing to receive Surviving Corporation Shares must make an election by 5:00 p.m., New York City time, on January 6, 1999.

The consummation of the Merger is subject to certain conditions, including, without limitation, the funding of committed financing, which financing is no longer subject to any material adverse change in relevant capital markets.

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

In connection with the Merger, Acquisition has received a commitment from third parties for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1,050,000 in the form of a senior secured credit facility. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $180,000 aggregate amount of unsecured subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $400,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase certain indebtedness of the Company and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence offers to repurchase its two outstanding issuances of public debt (the "Debt Offers"). Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers and consent solicitations with respect to these two public debt issuances on September 8, 1998. The Company has extended the expiration date for the Debt Offers to January 6, 1999. Through December 16, 1998, over 99% of the Company's public debt was tendered and consents were delivered to the Company. As a condition to the closing of the Merger, the Company must complete the Debt Offers for its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The final cost to the Company of the redemption, including accrued interest, is approximately $398,000. The Company's obligation to accept for purchase, and to pay for, the public debt validly tendered is subject to certain conditions, including the consummation of the Merger, which, in turn, is subject to certain other conditions.

Acquisition notified the Company that on December 14, 1998, as part of the financing necessary to effect the Merger, a corporation formed in connection with the Merger, which will be a subsidiary of the Surviving Corporation following the Merger, issued $370,000 of senior subordinated debt securities to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the other funding referred to above and, in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

The accompanying consolidated financial statements have been prepared on a historical basis and do not include any adjustments relating to the Merger Agreement.

NOTE 3. LONG-TERM DEBT

The Company and its subsidiaries had the following debt outstanding at November 30, 1998 and May 31,1998:



                                               November 30,     May 31,
                                                  1998           1998
                                               ------------    ---------
Centennial 8-7/8% Senior Notes due 2001.......  $250,000        $250,000
Centennial 10-1/8% Senior Notes due 2005......   100,000         100,000
Centennial Domestic Credit Facility...........         -          10,000
Puerto Rico Credit Facility...................   157,000         150,000
                                                --------         -------
                                                $507,000        $510,000
                                                ========        ========

Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), has a four year, $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). As of November 30, 1998, the Puerto Rico Credit Facility had $157,000 outstanding. The Commitment available under the Puerto Rico Credit Facility terminates on February 28, 2001. Quarterly repayment of amounts outstanding at the termination date are to be made over a five-year period beginning May 31, 2001, as specified in the Puerto Rico Credit Facility, as amended. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

As of November 30, 1998, no amounts were outstanding under the Company's $75,000 domestic revolving credit facility (the "Domestic Credit Facility"). The commitment available under the Domestic Credit Facility terminates on January 31, 2001 at which point all amounts outstanding are due and payable. The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%.

The aggregate annual principal payments for the next five years and thereafter under the Company's and CPRW's debt at November 30, 1998 are summarized as follows:

     November 30, 1999                $      -
     November 30, 2000                       -
     November 30, 2001                 268,840
     November 30, 2002                  40,820
     November 30, 2003                  43,960
     November 30, 2004 and thereafter  153,380
                                      --------
                                      $507,000
                                      ========


The Company and CPRW were in compliance with all covenants of their debt agreements at November 30, 1998.

NOTE 4.  DISPOSITIONS

On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. The Company recorded a pre-tax gain of $9,556 in relation to the sale of this investment interest during the three months ended August 31, 1998.

NOTE 5.  REVENUE RECOGNITION

Wireless telephone service income includes earned subscriber service revenue and charges for installation and connections, net of associated roaming costs of $23,556 and $18,026 for the six months ended November 30, 1998 and 1997, respectively.

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

 The Company is controlled by Century. Century has an approximately 33% common stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of November 30, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the six months ended November 30, 1998, the Company has recorded expenses of $500 under the Services Agreement of which $250 is recorded within payable to affiliate on the Company's consolidated balance sheet at November 30, 1998. Century has entered into an agreement with Acquisition pursuant to which it has agreed to terminate the Services Agreement as of the effective date of the Merger.

During the six months ended November 30, 1997, the Company purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the six months ended November 30, 1998, the Company has not purchased any additional shares of its Class A Common Stock in the open market.

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico network infrastructure and the impact the Hurricane has had on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the three months ended November 30, 1998, the Company recorded approximately $1,600 of insurance recoveries related to subscriber refunds within revenue.

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

Information about the Company's operations in its two business segments for the six months ended November 30, 1998 and 1997 is as follows:


                                                 Six Months Ended November 30,
                                                 ----------------------------
                                                   1998                  1997
                                                ---------             ---------
Gross revenue:

     Domestic                                   $ 112,836             $  90,607
     Puerto Rico                                   51,762                20,157
                                                ---------             ---------
                                                $ 164,598             $ 110,764
                                                =========             =========
Operating income (loss):

     Domestic                                   $  18,767             $   2,675
     Puerto Rico                                   (1,740)              (11,400)
                                                ---------             ---------
                                                $  17,027             $  (8,725)
                                                =========             =========

Net income (loss):

     Domestic                                   $  13,740             $    (433)
     Puerto Rico                                   (7,397)              (15,979)
                                                ---------             ---------
                                                $   6,343             $ (16,412)
                                                =========             =========
Assets, at end of period:

     Domestic                                   $ 722,409             $ 731,743
     Puerto Rico                                  221,735               191,850
     Elimination                                  (94,300)              (81,980)
                                                ---------             ---------
                                                $ 849,844             $ 841,613
                                                =========             =========

Depreciation and amortization:

     Domestic                                   $  41,499             $  40,223
     Puerto Rico                                   23,044                12,557
                                                ---------             ---------
                                                $  64,543             $  52,780
                                                =========             =========
Capital expenditures:

     Domestic                                   $  18,150             $  18,287
     Puerto Rico                                   30,615                53,676
                                                ---------             ---------
                                                $  48,765             $  71,963
                                                =========             =========

The information provided below is that of Centennial Cellular Corp. (before the consolidation of Puerto Rico), Puerto Rico, and the Company's consolidated information.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                 November 30, 1998

                                    (Unaudited)
                             (Amounts in thousands)

                                               Centennial
                                                Cellular
                                              Corp. before
                                              Consolidation
                                             of Puerto Rico       Puerto Rico        Eliminations      Consolidated
                                            ----------------      -----------        ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents              $    29,626          $     2,890     $             -       $ 32,516
     Accounts receivable - net                   31,483               13,632                   -         45,115
     Inventory - phones and accessories           8,453                  834                   -          9,287
     Prepaid expenses and other
         current assets                           2,400                  748                   -          3,148
                                            -----------           ----------     ---------------       --------
              Total current assets               71,962               18,104                   -         90,066
Property, plant & equipment - net               136,350              135,804                   -        272,154
Investment in Puerto Rico, at cost               90,100                    -             (90,100)             -
Equity investments in wireless
     telephone systems - net                     78,178                    -                   -         78,178
Debt issuance costs - net                         4,949                2,501                   -          7,450
Cellular telephone licenses - net               213,235                    -                   -        213,235
Personal communications services
     licenses - net                                  -                59,650                   -         59,650
Goodwill - net                                  121,039                   -                    -        121,039
Other assets - net                                6,596                5,676              (4,200)         8,072
                                            -----------           ----------     ---------------       ---------
                                            $   722,409            $ 221,735        $    (94,300)     $ 849,844
                                            ===========           ==========     ===============       =========

NOTE 9. CONTINUED

                    CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                    CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                    (CONTINUED)
                                 November 30, 1998
                                    (Unaudited)
                              (Amounts in thousands)

                                           Centennial Cellular
                                              Corp. before
                                              Consolidation
                                             of Puerto Rico        Puerto Rico    Eliminations      Consolidated
                                            ------------------     -----------    ------------      ------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
     Accounts payable                       $          2,598     $      6,555     $         -         $   9,153
     Accrued expenses and other
         current liabilities                          51,379           20,107               -            71,486
     Payable to affiliate                                250              268               -               518
                                                  ----------       ----------     -----------         ---------
         Total current liabilities                    54,227           26,930               -            81,157
Long-term debt                                       350,000          157,000               -           507,000
Deferred liability                                         -            4,200          (4,200)                -
Deferred income taxes                                 29,221                -               -            29,221
Convertible redeemable preferred stock               186,287                -               -           186,287
Second series convertible
     redeemable preferred stock                        7,252                -                -            7,252
Common stockholders' equity:
     Common stock, par value $.01 per share:
         Class A                                         167                -                -              167
         Class B                                         105                -                -              105
     Additional paid-in capital                      349,802           90,100          (90,100)         349,802
     Other                                           (33,252)               -                -          (33,252)
     Accumulated deficit                            (221,400)          (56,495)              -         (277,895)
                                                 -----------        ----------     -----------         ---------
         Total common stockholders'
              equity                                  95,422            33,605        (90,100)            38,927
                                                 -----------        ----------     -----------         ---------
                                                $    722,409        $  221,735     $  (94,300)        $  849,844
                                                 ===========        ==========     ===========         =========

NOTE 9.  CONTINUED

                  CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
             CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   SIX MONTH PERIOD ENDED NOVEMBER 30, 1998
                                 (Unaudited)
                           (Amounts in thousands)

                                               Centennial
                                                Cellular
                                              Corp. before
                                             consolidation
                                             of Puerto Rico        Puerto Rico    Eliminations      Consolidated
                                             --------------        -----------    ------------      ------------
Revenue                                         $  112,836         $  51,762      $         -       $  164,598
                                                ----------         ---------      ------------       ---------
Costs and expenses:
   Cost of equipment sold                            8,203             1,259                 -           9,462
   Cost of services                                 12,490             9,634                 -          22,124
   Selling, general & administrative                31,877            19,565                 -          51,442
   Depreciation and amortization                    41,499            23,044                 -          64,543
                                                ----------         ---------      ------------       ---------
                                                    94,069            53,502                 -         147,571
                                                ----------         ---------      ------------       ---------
Operating income (loss)                             18,767            (1,740)                -          17,027
                                                ----------         ---------      ------------       ---------
Income from equity investments                       7,490                 -                 -           7,490
Gain on sale of assets                               9,556                55                 -           9,611
Interest expense                                    16,228             5,712                 -          21,940
                                                ----------         ---------      ------------       ---------
Income (loss) before income tax
   expense and minority interest                    19,585            (7,397)                -          12,188
Income tax expense                                   5,836                -                  -           5,836
                                                ----------         ---------      ------------       ---------
Income (loss) before minority interest              13,749            (7,397)                -           6,352
Minority interest in income
   of subsidiaries                                      (9)                -                 -              (9)
                                                ----------         ---------       -----------       ---------
Net income (loss)                               $   13,740         $  (7,397)      $         -       $   6,343
                                                ==========         =========       ===========       =========

                               17


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

RESULTS OF OPERATIONS (Amounts in thousands, except subscriber and share data)

On November 29, 1998, the Company and Acquisition executed an Amendment to the Merger Agreement providing for the Merger. The Company expects to close the Merger in January 1999. Centennial will continue as the Surviving Corporation in the Merger.

Subject to the effects of proration, in the Merger, outstanding shares of Class A Common Stock will be converted into the right to receive $41.50 per share in cash or to receive common shares of the Surviving Corporation representing up to 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger. Outstanding shares of Class B Common Stock will be converted into the right to receive $41.50 per share in cash; provided, that if the aggregate number of Surviving Corporation Shares elected to be received by holders of Class A Common Stock is less than 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Merger, then a number of shares of Class B Common Stock equal to a portion of such shortfall will be converted into Surviving Corporation Shares on a pro rata basis with shares of Class A Common Stock with respect to which an election to receive Surviving Corporation Shares has not been made. All outstanding shares of Preferred Stock will be converted into the right to receive $41.50 per share in cash on an as-converted basis.

Because existing holders of common stock of the Company must receive in the Merger an amount of Surviving Corporation Shares equal to 7.1% of the common shares of the Surviving Corporation outstanding immediately after the Effective Time, holders of Class A Common Stock who do not elect to receive any shares and holders of Class B Common Stock may, due to proration, be required to receive some Surviving Corporation Shares. In addition, holders of Class A Common Stock who elect to receive shares may, due to proration, receive Surviving Corporation Shares and receive cash in amounts which vary from the amounts such holders elected.

Pursuant to the Merger Agreement, it is anticipated that each Option granted under the Company's Option Plans will be exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $41.50 and the exercise price of the Option prior to the Effective Time. Each Option that is not exercised or canceled will remain outstanding immediately following the Effective Time and such Options will be subject to adjustment pursuant to the terms of the Option Plans.

In connection with the execution of the Merger Agreement, Century, the Company's principal stockholder, entered into the Stockholder Agreement, dated as of July 2, 1998, with Acquisition. Pursuant to the Stockholder Agreement, Century, which has an approximate 33% Common Stock interest and, through its beneficial ownership of approximately 81.2% of the Company's outstanding Class B Common Stock, which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company as of November 30, 1998, agreed to vote its shares in favor of the Merger so long as the Merger Agreement remains in effect. Because Century agreed to approve the Merger by written consent in lieu of meeting, and controls, on a fully diluted basis, more than a majority of the outstanding votes of the Company required to approve the Merger, no further vote was necessary to approve the Merger. On December 4, 1998, Century executed a written stockholder's consent in lieu of meeting to approve the Merger.

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

On December 8, 1998, the Company's Registration Statement on Form S-4 with respect to the issuance of common stock of the Company, as the Surviving Corporation in the Merger, was declared effective by the SEC. Upon consummation of the Merger, such common stock of the Surviving Corporation will be received by (i) current holders of Class A Common Stock who make an effective election to receive such shares, (ii) by current holders of Class A Common Stock with respect to which an election to receive Surviving Corporation Shares has not been made who are required to receive such shares due to proration or (iii) by current holders of Class B Common Stock who are required to receive such shares due to proration. A holder of Class A Common Stock electing to receive Surviving Corporation Shares must make an election by 5:00 p.m., New York City time, on January 6, 1999.

The consummation of the Merger is subject to certain conditions, including, without limitation, the funding of committed financing, which financing is no longer subject to any material adverse change in relevant capital markets.

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

Virgin Islands ("Wireless" or the "Puerto Rico Wireless Telephone System"). The Company also participates in the alternative access business in Puerto Rico. Wireless is wholly owned by the Company. On December 12, 1996, the Company began providing wireless telephone services in Puerto Rico. There is on-going construction to complete the buildout of the Puerto Rico Wireless Telephone System. The Puerto Rico Wireless Telephone System accounted for $51,762 in revenue for the six months ended November 30, 1998 and had approximately 98,700 subscribers as of November 30, 1998.

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

In connection with the Merger, Acquisition has received a commitment from third parties for financing for Acquisition and certain existing and future subsidiaries of the Company in the aggregate amount of approximately $1,050,000 in the form of a senior secured credit facility. Additionally, an affiliate of WCAS VIII has agreed to purchase approximately $180,000 aggregate amount of unsecured subordinated notes of the Surviving Corporation. Finally, WCAS VIII and other equity investors have agreed to purchase approximately $400,000 of common stock of the Surviving Corporation. It is anticipated that this funding will be used to pay the merger consideration described above, repay or repurchase indebtedness of the Company and pay related fees and expenses. Additionally, pursuant to the Merger Agreement, the Company has agreed that, upon the request of Acquisition, it will commence the Debt Offers. Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers and consent solicitations with respect to its two public debt issuances on September 8, 1998. The Company has extended the expiration date for the Debt Offers to January 6, 1999. Through December 16, 1998, over 99% of the Company's public debt was tendered and consents were delivered to the Company. As a condition to the closing of the Merger, the Company must complete the Debt Offers for its two public debt issuances of $350,000 in the aggregate, prior to the closing date of the Merger. The final cost to the Company of the redemption, including accrued interest, is approximately

$398,000. The Company's obligation to accept for purchase, and to pay for, the public debt validly tendered is subject to certain conditions, including the consummation of the Merger, which, in turn, is subject to certain other conditions.

Acquisition notified the Company that on December 14, 1998, as part of the financing necessary to effect the Merger, a corporation formed in connection with the Merger, which will be a subsidiary of the surviving corporation following the Merger, issued $370,000 of debt securities to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. There can be no assurance that Acquisition will receive the other funding referred to above and, in the event that Acquisition must seek alternative financing to consummate the Merger, there can be no assurance that it will be able to secure alternative financing on terms no less favorable than the terms of the above commitments. Additionally, there can be no assurance that the Debt Offers will be consummated.

Six Months ended November 30, 1998 and November 30, 1997

Revenue for the six months ended November 30, 1998 was $164,598, an increase of $53,834 or 49% over revenue of $110,764 for the six months ended November 30, 1997, reflecting growth in subscriptions to wireless telephone service, of $54,227 partially offset by reductions in rates charged to subscribers of $5,503. Secondarily, the increase reflects increased roamer usage of $11,177, partially offset by lower reciprocal roaming rates with other wireless carriers of $6,067. The Puerto Rico Wireless Telephone System accounted for $31,605 or 59% of the total increase in revenue. This increase reflects subscriber growth of $35,402, partially offset by subscriber rate reductions of $3,797.

Revenue from the sale of wireless telephones and accessories to subscribers for the six months ended November 30, 1998 increased by $491 to $2,926 or 20% as compared to the six months ended November 30, 1997. The increase in revenue was due to a larger number of telephone units sold during the current six-month period. The Puerto Rico Wireless Telephone System accounted for $1,001 and $528 of the equipment sales for the six months ended November 30, 1998 and 1997, respectively.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions and maintenance of the current subscriber base and the average revenue per subscriber. Wireless telephone subscribers at November 30, 1998 were approximately 384,600, an increase of 43% from the 268,600 subscribers at November 30, 1997. Increases from new activations of 207,000 were offset by subscriber cancellations of 91,000. The cancellations experienced by the Company are primarily the result of competitive factors. The Puerto Rico Wireless Telephone System had approximately 98,700 and 50,700 subscribers at November 30, 1998, and 1997, respectively, and, as a result, accounted for 41% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the six months ended November 30, 1998, was $74 as compared to $78 for the six months ended November 30, 1997. The average monthly revenue per subscriber was approximately $69 in the domestic markets, as compared to approximately $89 in the Company's Puerto Rico Wireless Telephone System. The Company expects that per subscriber revenue will continue to be impacted by competition, the expansion of its local service calling areas and lower reciprocal per minute roaming rates with other wireless carriers.

Cost of services during the six months ended November 30, 1998 was $22,124, an increase of $3,737 or 20% from the six months ended November 30, 1997. The increase was primarily due to the continued growth of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System was $9,634 and $6,254 for the six months ended November 30, 1998 and 1997, respectively. Secondarily, the variable costs associated with a larger revenue and subscription base and increased coverage areas resulting from the continued expansion of the Company's network accounted for approximately $357 of the increase.

Cost of equipment sold during the six months ended November 30, 1998 was $9,462, an increase of $825 or 10% as compared to the six months ended November 30, 1997. Domestic costs have declined as a result of a general decline in the wholesale prices of telephones of approximately 27%. Cost of equipment sold (primarily accessory equipment) for the Puerto Rico Wireless Telephone System was $1,259 and $262 for the six months ended November 30, 1998 and 1997, respectively.

Selling, general and administrative expenses rose to $51,442 for the six months ended November 30, 1998, an increase of $11,757 or 30% above the expenses of $39,685 for the six months ended November 30, 1997. The Company's managerial, customer service and sales staff increased approximately 21% to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the continued growth of telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $19,565 and $12,485 for the six months ended November 30, 1998 and 1997, respectively.

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

Depreciation and amortization for the six months ended November 30, 1998 was $64,543, an increase of $11,763 or 22% over the six months ended November 30, 1997. The increase resulted from capital expenditures made during the six months ended November 30, 1998 and during the fiscal year ended May 31, 1998 in connection with the development and network expansion of the Company's wireless telephone systems and the purchase of PCS phones in Puerto Rico. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $10,487 or 89% of the increase.

As a result of the factors noted above, the operating income for the six months ended November 30, 1998 was $17,027, an increase of $25,752 from the operating loss of $8,725 for the six months ended November 30, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $1,740 and $11,400 for the six months ended November 30, 1998 and 1997, respectively.

Net interest expense was $21,940 for the six months ended November 30, 1998, an increase of $1,362 or 7% from the six months ended November 30, 1997. The increase in interest expense reflects additional borrowings of $31,500 for working capital, debt service and capital expenditures related to the buildout of the Puerto Rico Wireless Telephone System's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the six months ended November 30, 1998 was $503,437, an increase of $51,880 as compared to the average debt level of $451,557 during the six months ended November 30, 1997. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate decreased to 9.1% for the six months ended November 30, 1998 from 9.7% for the six months ended November 30, 1997.

After income attributable to minority interests in subsidiaries for the six months ended November 30, 1998, pretax income was $12,179 as compared to a pretax loss of $22,095 for the six months ended November 30, 1997. The income tax expense of $5,836 for the six months ended November 30, 1998 resulted primarily from the pre-tax gain of $9,556 the Company recognized on the sale of its Investment Interest in the Coconino, Arizona RSA during the six months ended November 30, 1998.

The net income of $6,343 for the six months ended November 30, 1998 represents an increase of $22,755 from the net loss of $16,412 for the six months ended November 30, 1997.

Three Months ended November 30, 1998 and November 30, 1997

Revenue for the three months ended November 30, 1998 was $87,152, an increase of $28,577 or 49% over revenue of $58,575 for the three months ended November 30, 1997, reflecting growth in subscriptions to wireless telephone service, of $27,468, partially offset by reductions in rates charged to subscriber of $3,291. Secondarily, the increase reflects increased roamer usage of $5,896, partially offset by lower reciprocal roaming rates with other wireless carriers of $1,496. The Puerto Rico Wireless Telephone System accounted for $15,734 or 55% of the total increase in revenue. This increase reflects subscriber growth of $17,752, partially offset by subscriber rate reductions of $2,018.

Revenue from the sale of wireless telephones and accessories to subscribers for the three months ended November 30, 1998 increased by $345 to $1,671 or 26% as compared to the three months ended November 30, 1997. The increase in revenue was due to a larger number of telephone units sold during the current three-month period. The Puerto Rico Wireless Telephone System accounted for $684 and $228 of the equipment sales for the three months ended November 30, 1998 and 1997, respectively.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended November 30, 1998, was $75 as compared to $77 for the three months ended November 30, 1997. The average monthly revenue per subscriber was approximately $70 in the domestic markets, as compared to approximately $90 in the Company's Puerto Rico Wireless Telephone System. The Company expects that per subscriber revenue will continue to be impacted by competition, the expansion of its local service calling areas and lower reciprocal per minute roaming rates with other wireless carriers.

Cost of services during the three months ended November 30, 1998 was $11,742, an increase of $1,237 or 12% from the three months ended November 30, 1997. The increase was primarily due to the continued growth of PCS telephone service in Puerto Rico. Cost of services for the Puerto Rico Wireless Telephone System was $5,356 and $4,099 for the three months ended November 30, 1998 and 1997, respectively.

Cost of equipment sold during the three months ended November 30, 1998 was $4,929, an increase of $365 or 8% as compared to the three months ended November 30, 1997. Domestic costs have declined as a result of a general decline in the wholesale prices of telephones of approximately 21%. Cost of equipment sold (primarily accessory equipment) for the Puerto Rico Wireless Telephone System was $607 and $102 for the three months ended November 30, 1998 and 1997, respectively.

Selling, general and administrative expenses rose to $27,546 for the three months ended November 30, 1998, an increase of $5,825 or 27% above the expenses of $21,721 for the three months ended November 30, 1997. The Company's managerial, customer service and sales staff increased approximately 21% to accommodate the larger subscription and revenue base, anticipated growth of its wireless telephone business and the continued growth of telephone services in Puerto Rico. Selling, general and administrative expenses for the Puerto Rico Wireless Telephone System were $10,474 and $6,701 for the three months ended November 30, 1998 and 1997, respectively.

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

Depreciation and amortization for the three months ended November 30, 1998 was $32,739, an increase of $5,021 or 18% over the three months ended November 30, 1997.

The increase resulted from capital expenditures made during the three months ended November 30, 1998 and during the fiscal year ended May 31, 1998 in connection with the development and network expansion of the Company's wireless telephone systems and the purchase of PCS phones in Puerto Rico. Depreciation and amortization related to the Puerto Rico Wireless Telephone System accounted for $4,526 or 90% of the increase.

As a result of the factors noted above, the operating income for the three months ended November 30, 1998 was $10,196, an increase of $16,129 from the operating loss of $5,933 for the three months ended November 30, 1997. The operating loss for the Puerto Rico Wireless Telephone System was $214 and $5,889 for the three months ended November 30, 1998 and 1997, respectively.

Net interest expense was $10,809 for the three months ended November 30, 1998, an increase of $272 or 3% from the three months ended November 30, 1997. The increase in interest expense reflects additional borrowings of $31,500 for working capital, debt service and capital expenditures related to the buildout of the Puerto Rico Wireless Telephone System's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the three months ended November 30, 1998 was $505,264, an increase of $43,951 as compared to the average debt level of $461,313 during the three months ended November 30, 1997. The increase in average debt outstanding is principally related to borrowings for the Puerto Rico Wireless Telephone System. The Company's weighted average interest rate decreased to 9.0% for the three months ended November 30, 1998 from 9.6% for the three months ended November 30, 1997.

After income attributable to minority interests in subsidiaries for the three months ended November 30, 1998, pretax income was $3,516 as compared to a pretax loss of $13,338 for the three months ended November 30, 1997.

The net income of $688 for the three months ended November 30, 1998 represents an increase of $10,314 from the net loss of $9,626 for the three months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended November 30, 1998, earnings exceeded fixed charges by $12,188. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $64,543 relating to depreciation and amortization.

During the six months ended November 30, 1998, the Company made capital expenditures of $48,765, primarily to continue the construction of its Puerto Rico Wireless Telephone System and its Domestic Wireless Telephone Systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Company's Puerto Rico Wireless Telephone

System were $30,615 for the six months ended November 30, 1998, representing 63% of the Company's total capital expenditures. The Puerto Rico Wireless Telephone System capital expenditures included $14,661 to continue the buildout of the Company's PCS network infrastructure and $15,954 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During fiscal 1999, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $40,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure through fiscal 1999 will be approximately $50,000. It is anticipated that the Company will seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

Centennial Puerto Rico Wireless Corporation, a wholly owned subsidiary of the Company ("CPRW"), has a four year, $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). As of November 30, 1998, the Puerto Rico Credit Facility had $157,000 outstanding. The Commitment available under the Puerto Rico Credit Facility terminates on February 28, 2001. Quarterly repayments of amounts outstanding at the termination date are to be made over a five-year period beginning May 31, 2001, as specified in the Puerto Rico Credit Facility, as amended. The interest rate payable by CPRW on borrowings under the Puerto Rico Credit Facility is based, at the election of CPRW, on (a) the Base Rate, as defined, plus a margin of 1.50% or (b) the Eurodollar Base Rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

As of November 30, 1998, no amounts were outstanding under the Company's $75,000 domestic revolving credit facility (the "Domestic Credit Facility" ). The commitment available under the Domestic Credit Facility terminates on January 31, 2001 at which point all amounts outstanding are due and payable. The interest rate payable on the Domestic Credit Facility is based, at the election of the Company, on (a) the Base Rate, as defined, plus a margin of 2% or (b) the Eurodollar Base Rate, as defined, plus a margin of 3%.

The Company also has two outstanding public issuances of debt securities, its $250,000 8 7/8% Senior Notes due 2001 and its $100,000 10 1/8% Senior Notes due 2005, which bear interest at the rate of 8 7/8% per annum and 10 1/8% per annum, respectively. Pursuant to the Merger Agreement and at the request of Acquisition, the Company commenced the Debt Offers on September 8, 1998. The Company has extended the expiration date for the Debt Offers to January 4, 1999. Through December 16, 1998, over 99% of the Company's public debt was tendered and consents were delivered to the Company. As a condition to the closing of the Merger, the Company must complete the Debt Offers prior to the closing date of the Merger. However, there can be no assurance that the Debt Offers will be completed.

The Domestic Credit Facility, the Puerto Rico Credit Facility and the Company's public debt instruments require the maintenance of certain financial and operating covenants, restrict the use of borrowing, limit the incurrence of additional indebtedness and limit the ability to pay dividends and management fees. The Company and CPRW were in compliance with all covenants of their debt instruments at November 30, 1998.

The Company has outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. Assuming no change in the number of shares of such classes outstanding, the annual dividend that may be declared and made payable, with respect to the preferred stock is $15,834 and $616, respectively. Both classes of preferred stock are subject to mandatory redemption in fiscal 2007. Any unpaid dividends continue to accumulate without additional cost to the Company. During the six months ended November 30, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $0 and $8,226, respectively. The Company will determine the timing, amount, or distribution (if any) of additional preferred stock dividends.

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

The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of December 16, 1998, 4,239,231 shares remain available for issuance under this shelf registration.

The Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of December 16, 1998, $400,000 remained available for issuance under this shelf registration.

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

COMMITMENTS AND CONTINGENCIES

During the six months ended November 30, 1997, the Company directly purchased 1,181,200 shares of its Class A Common Stock in the open market for an aggregate purchase price of $21,717 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares. During the six months ended November 30, 1998, the Company did not directly purchase any additional shares of its Class A Common Stock in the open market.

The Company is controlled by Century. Century has an approximate 33% Common Stock interest and, through ownership of the Company's Class B Common Stock which has disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at November 30, 1998. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides such design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also include providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company pays Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the six months ended November 30, 1998, the Company has recorded expenses of $500 under the Services Agreement of which $250 is recorded within payable to affiliate on the Company's consolidated balance sheet at November 30, 1998. Pursuant to the Stockholder Agreement with Acquisition, Century has agreed to terminate the Services Agreement as of the effective date of the Merger.

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico network infrastructure and the impact the hurricane has had on the Company's Puerto Rico service revenue during the second quarter ended November 30, 1998. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the three months ended November 30, 1998, the Company recorded approximately $1,600 of insurance recoveries related to subscriber refunds within revenue.

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


                               Six Months  Ended November 30,
                               ------------------------------
                                  1998                1997
                                  ----                ----
                           Amount         %      Amount        %
                           ------       -----    ------       ----

Net cash provided by
operating activities..    $56,265      72.2%    $26,003      56.2%

Interest paid ........     21,688      27.8      20,281      43.8
                           ------      ----      ------     -----

Net cash provided ....    $77,953     100.0%    $46,284     100.0%
                          =======      ====     =======     =====

Principal uses of cash

Interest paid ........    $21,688      27.8%    $20,281      43.8%
Property, plant&
equipment ............     48,765      62.6      71,963     155.5
                           ------      ----      ------     -----

Total ................    $70,453      90.4%    $92,244     199.3%
                          =======      ====     =======     =====

Cash available for
(required from)
financing and
investing activities...    $7,500       9.6%   $(45,960)   (99.3)%
                           ======       ===    ========    =====


Net cash provided by operating activities for the six months ended November 30, 1998 was sufficient to fund the Company's expenditures for property, plant and equipment of $48,765.

The following table sets forth the primary cash flows provided by (used in) financing and investing activities for the periods indicated:



                                                                   Six  Months Ended November 30,
                                                                   ------------------------------
                                                                         1998        1997
                                                                       --------    --------
Proceeds from sale of equipment ....................................   $    438    $   --
Issuance of Class A Common Stock ...................................         10         126
Proceeds from long-term debt .......................................      7,000      51,500
Disposition of wireless telephone systems ..........................     10,500        --
Distributions received from equity investments-net .................      6,638       8,628
                                                                       --------    --------
Cash available .....................................................     24,586      60,254

Acquisition of other assets ........................................     (2,200)     (6,076)
Repayment of long-term debt ........................................    (10,000)     (5,000)
Debt issuance costs paid ...........................................       --          (152)
Prepaid transaction costs ..........................................     (1,990)       --
Dividends paid .....................................................       --        (8,226)
Treasury stock purchases ...........................................       --       (21,717)
                                                                       --------    --------

Cash available for operations and capital expenditures..............    $10,396    $ 19,083
                                                                        =======    ========

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

          a) Registrant's annual meeting of shareholders was held on October 29, 1998.

          b) The following persons were elected as directors at said meeting pursuant to the following votes:



                                                         Number of Votes
                                                  ----------------------------
Directors                                             For            Withheld
---------                                          -----------       --------
Bernard P. Gallagher                               171,254,453        83,191
Rudy J. Graf                                       171,254,453        83,191
Scott N. Schneider                                 171,254,453        83,191
David Z. Rosensweig                                171,254,453        83,191
Daryl A. Ferguson                                  171,254,453        83,191
Peter J. Solomon                                   171,254,453        83,191
William M. Kraus                                   171,254,453        83,191
Frank Tow                                          171,254,453        83,191


          c) The shareholders approved a proposal at said meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent accountants for the Registrant for the fiscal year ending May 31, 1999. The following sets forth the number of votes on this proposal:

             For                      Against                       Abstain
             ---                      -------                       -------
             171,338,734               1,113                          797


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

          a)   Exhibits


               Exhibit No.                Description
               -----------                -----------
               Exhibit 11        Statement re: computation of per share earnings

               Exhibit 27 Financial data schedule (EDGAR filing document only)


          b) Reports on Form 8-K

             Form 8-K dated October 12, 1998 relating to the press release of the Company dated October 12, 1998 and the press release of the Company dated October 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 5, 1999

                                 CENTENNIAL CELLULAR CORP.

                                 /s/    Scott N. Schneider
                                 --------------------------------------
                                 Scott N. Schneider
                                 Chief Financial Officer, Senior
                                 Vice President and Treasurer
                                 (Principal Financial Officer)