Form 10-Q
period 1999-02-28
CENTENNIAL CELLULAR CORP
filed 1999-04-15
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

                               1305 Campus Parkway
                                Neptune, NJ 07753
          (Address of principal executive offices, including zip code)
                                 (732) 919-1000
              (Registrant's telephone number, including area code)

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

Class A Common - 31,208,727 outstanding shares as of  April 1, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                        February 28,
                                                                            1999                May 31,
                                                                        (Unaudited)              1998
                                                                      ---------------       ------------


ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                       $        33,914        $     14,620
      Restricted securities                                                    38,813                   -
      Accounts receivable, less allowance for doubtful
          accounts of  $3,160 and $2,693, respectively                         48,272              37,178
      Inventory - phones and accessories, less allowance for                    5,253               7,304
           obsolescence of $1,318 and $529, respectively
      Prepaid expenses and other current assets                                 3,313                 548
                                                                      ---------------        ------------

        TOTAL CURRENT ASSETS                                                  129,565              59,650

PROPERTY, PLANT AND EQUIPMENT - net                                           283,097             263,661

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                   76,750              87,634

DEBT ISSUANCE COSTS, less accumulated amortization of
       $1,161 and $6,097, respectively                                         59,957               8,538

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $300,188 and $263,633, respectively                     201,137             235,508

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $3,500 and $2,324, respectively                          59,258              60,435

GOODWILL, less accumulated amortization of $29,496
      and $27,016, respectively                                               120,105             124,533

OTHER ASSETS - net                                                             26,803               7,458
                                                                      ---------------        ------------

        TOTAL                                                         $       956,672        $    847,417
                                                                      ===============        ============






            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                   (Amounts in thousands, except share data)


                                                                                                    February 28,
                                                                                                         1999               May 31,
                                                                                                    (Unaudited)              1998
                                                                                                  -------------          -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term debt                                                            $      4,500           $       -
     Accounts payable                                                                                   19,991                 9,805
     Accrued expenses and other current liabilities                                                     76,332                64,445
     Payable to affiliate                                                                                  125                   435
                                                                                                  ------------           -----------

          TOTAL CURRENT LIABILITIES                                                                    100,948                74,685

LONG-TERM DEBT                                                                                       1,458,857               510,000
DEFERRED LIABILITY                                                                                         -                   2,200
DEFERRED INCOME TAXES                                                                                    2,667                26,584

PREFERRED STOCK:

Convertible redeemable preferred stock
     (at aggregate liquidation value) par value $.01 per share,
     0 and 102,187 shares authorized, issued and outstanding
     respectively (redemption value of $1,823.00 per share)                                                -                 186,287

Second series convertible redeemable preferred stock
     (at aggregate liquidation value) par value $.01 per share,
     0 and 3,978 shares authorized, issued and outstanding
     respectively (redemption value of $1,823.00 per share)                                                -                  7,252

Senior preferred stock, par value $.01 per share, dividend
     rate 14%, 0 and 250,000 shares authorized respectively, none issued                                   -                     -

Additional preferred stock, par value $.01 per share, authorized
     0 and 10,000,000 shares, 0 and 3,978 shares issued as second series
     convertible redeemable preferred stock                                                                -                    -

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock par value $.01 per share:
          Class A, 1 vote per share, 50,000,000 and 100,000,000 shares authorized;
            respectively; issued, 31,179,795 and 50,150,049 shares,
            respectively; and outstanding 31,179,795 and 45,253,422 shares, respectively                   312                  501
          Class B, 15 votes per share, 0 and 50,000,000 shares authorized respectively,
            issued and outstanding 0 and 10,544,113 shares                                                  -                   105
Additional paid-in capital                                                                             419,117              357,684
Accumulated deficit                                                                                 (1,024,779)            (284,238)
                                                                                                  -------------          -----------
                                                                                                      (605,350)               74,052
Less:  Cost of 0 and 4,896,627, Class A common shares
               in treasury                                                                                  -               (30,614)
Deferred compensation                                                                                     (450)              (3,029)
                                                                                                  -------------          -----------
          TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                                 (605,800)              40,409
                                                                                                  -------------          -----------
                    TOTAL                                                                         $    956,672           $   847,417
                                                                                                  =============          ===========




            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (Amounts in thousands, except share data)



                                                                 Three Months Ended               Nine Months Ended
                                                             ---------------------------      ----------------------------
                                                             February 28,    February 28,     February 28,     February 28,
                                                                 1999            1998             1999             1998
                                                             -----------     -----------      -----------      -----------

REVENUE:
     Service revenue - Domestic                             $    60,876     $    42,562      $   171,787      $   131,262
     Service revenue - Puerto Rico                               34,661          15,224           85,422           34,853
     Equipment sales - Domestic                                   1,268             784            3,193            2,691
     Equipment sales - Puerto Rico                                1,188             371            2,189              899
                                                             -----------     -----------      -----------      -----------
                                                                 97,993          58,941          262,591          169,705
                                                             -----------     -----------      -----------      -----------

COSTS AND EXPENSES:
     Cost of equipment sold - Domestic                            5,455           4,126           13,658           12,501
     Cost of equipment sold - Puerto Rico                           519             267            1,778              529
     Cost of services - Domestic                                  6,471           6,674           18,961           18,807
     Cost of services - Puerto Rico                               6,752           4,157           16,386           10,411
     Selling, general and administrative - Domestic              18,964          15,196           50,841           42,396
     Selling, general and administrative - Puerto Rico           11,054           7,261           30,619           19,746
     Depreciation and amortization - Domestic                    20,886          20,548           62,385           60,771
     Depreciation and amortization - Puerto Rico                 12,273           9,309           35,317           21,866
     Recapitalization costs                                      58,852             -             58,852              -
                                                             -----------     -----------      -----------      -----------
                                                                141,226          67,538          288,797          187,027
                                                             -----------     -----------      -----------      -----------

OPERATING LOSS                                                  (43,233)         (8,597)         (26,206)         (17,322)
                                                             -----------     -----------      -----------      -----------

INCOME FROM EQUITY INVESTMENTS                                    1,862           2,391            9,352            9,843
GAIN (LOSS) ON SALE OF ASSETS                                    (1,197)             (4)           8,414                8
INTEREST EXPENSE -  NET                                          26,613          11,223           48,553           31,801
                                                             -----------     -----------      -----------      -----------

LOSS BEFORE INCOME TAX  BENEFIT
     AND MINORITY INTEREST                                      (69,181)        (17,433)         (56,993)         (39,272)

INCOME TAX  BENEFIT                                             (15,950)         (7,844)         (10,114)         (13,527)
                                                             -----------     -----------      -----------      -----------

     LOSS BEFORE MINORITY INTEREST                              (53,231)         (9,589)         (46,879)         (25,745)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                  151             (81)             142             (337)
                                                             -----------     -----------      -----------      -----------

     LOSS FROM CONTINUING OPERATIONS                        $   (53,080)    $    (9,670)     $   (46,737)     $   (26,082)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
     DEBT, NET OF INCOME TAXES OF ($11,251)                     (40,526)            -            (40,526)             -
                                                             -----------     -----------      -----------      -----------

     NET LOSS                                                   (93,606)         (9,670)         (87,263)         (26,082)
                                                             ===========     ===========      ===========      ===========

DIVIDEND ON PREFERRED STOCK                                 $     1,680     $     4,112      $     9,906      $    12,338
                                                             ===========     ===========      ===========      ===========

LOSS APPLICABLE TO COMMON SHARES                            $   (95,286)    $   (13,782)     $   (97,169)     $   (38,420)
                                                             ===========     ===========      ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE:
   LOSS FROM CONTINUING OPERATIONS                          $     (1.33)    $     (0.25)     $     (1.11)     $     (0.66)
                                                             ===========     ===========      ===========      ===========
   EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT             $     (0.98)    $       -        $     (0.79)     $       -
                                                             ===========     ===========      ===========      ===========
   NET LOSS APPLICABLE TO COMMON SHARES                     $     (2.31)    $     (0.25)     $     (1.90)     $     (0.66)
                                                             ===========     ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING DURING THE PERIOD                           41,317,000       56,052,000      51,026,000       57,838,000
                                                             ===========     ===========      ===========      ===========

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                   (Amounts in thousands, except share data)


                                                                                         Shareholder
                                               Common Stock           Additional
                           -----------------------------------------                        Note
                                      Class A            Class B      Paid-In    Treasury           Deferred    Accumulated
                           ----------------------- -----------------                       Receiv-  Compen-
                               Shares    Dollars   Shares    Dollars  Capital     Stock     able    sation        Deficit     Total
                           ------------- ------- ----------  ------- ---------   -------- --------  --------  -----------    ------

Balance at June 1, 1997,    16,492,884  $ 165   10,544,113  $ 105   $ 369,704  $(1,801)   $3,000)   $      -  $ (252,291)  $112,882
   as previously reported

3-for-1 common stock split
   split effective          32,985,768    330            -      -        (330)       -         -           -            -         -
   January 13, 1999        -----------  -----   ----------- -----   ---------   -------   ------    --------   ----------  --------

Balance at June 1, 1997     49,478,652    495   10,544,113    105     369,374   (1,801)   (3,000)          -    (252,291)   112,882

Common stock issued in
   conjunction with            671,397      6            -      -       4,761        -         -     (3,029)            -     1,738
   incentive plans

Preferred stock dividends            -      -            -      -     (16,451)       -         -           -            -   (16,451)

Treasury stock purchases             -      -            -      -           -  (28,813)        -           -            -   (28,813)

Repayment of shareholder
note receivable                      -      -            -      -           -        -     3,000           -            -     3,000

Net loss                             -      -            -      -           -        -         -           -     (31,947)   (31,947)
                           ------------ -----   ----------  -----   ---------- --------   ------     -------     --------   --------

Balance at May 31, 1998     50,150,049    501   10,544,113    105     357,684  (30,614)        -     (3,029)    (284,238)    40,409

Common stock issued in
   connection with           1,403,823     14            -      -       4,880        -         -           -            -     4,894
   incentive plans

Deferred compensation
   employment agreement         54,216      1            -      -         749        -         -       (750)            -         -

Recapitalization:

   Repurchase of the class
      A & B common stock   (44,447,328)  (444) (10,544,113)  (105)   (340,336)       -         -       2,573    (688,098)(1,026,410)

   Retirement of treasury   (4,896,627)   (49)           -      -           -   30,614         -           -     (30,565)         -
   stock

   Recapitalization costs            -      -            -      -     (16,165)       -         -           -      65,385     49,220

   Capital contributions    28,915,662    289            -      -     422,211        -         -           -            -   422,500

Preferred stock dividends            -      -            -      -      (9,906)       -         -           -            -    (9,906)

Amortization of deferred             -      -            -      -           -        -         -         756            -       756
   compensation

Net loss                             -      -            -      -           -        -         -           -     (87,263)   (87,263)
                           ------------ -----   ----------  -----   ---------  -------    ------     -------     --------   -------

Balance at February 28,      31,179,795 $ 312            -  $   -   $ 419,117  $     -    $    -    $  (450) $(1,024,779) $(605,800)
   1999 (unaudited)        ============ =====   ==========  =====   =========  =======    ======    ======== ============ ==========






            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)




                                                                    Nine Months Ended
                                                      ------------------------------------------
                                                           February 28,            February 28,
                                                              1999                    1998
                                                      ---------------------    -----------------

OPERATING ACTIVITIES:

  Cash received from subscribers and others              $  282,115               $  188,957
  Cash paid to suppliers, employees and
     governmental agencies                                 (148,416)                (118,283)
  Interest paid                                             (35,045)                 (24,478)
                                                          ----------               ----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES               98,654                   46,196
                                                          ----------               ----------

INVESTING ACTIVITIES:

  Proceeds from sale of equipment                               466                       36
  Capital expenditures                                      (69,819)                (103,187)
  Acquisition of other assets                                (2,200)                  (6,125)
  Disposition of equity investment                           13,500                        -
  Acquisition of equity investment                           (3,000)
  Distributions received from equity investments              9,791                   10,051
  Capital contributed to equity investments                       -                      (65)
                                                          ----------               ----------

     NET CASH USED IN INVESTING ACTIVITIES                  (51,262)                 (99,290)
                                                          ----------               ----------

FINANCING ACTIVITIES:

  Proceeds from the issuance of long-term debt            1,481,500                  196,000
  Repayment of long-term debt                              (528,518)                (135,000)
  Debt issuance costs paid                                  (61,118)                  (1,131)
  Early Extinguishment of Debt                              (44,634)                       -
  Proceeds from issuance of Class A Common Stock            427,394                      267
  Redemption of Preferred Stock                            (128,154)                       -
  Purchase of Common Stock in conjunction with
     recapitalization                                    (1,052,436)
  Dividends paid                                            (18,131)                 (12,338)
  Treasury stock purchases                                        -                  (23,524)
  Acquisition Costs                                         (46,500)                       -
  Purchase of Restricted Securities                         (57,501)                       -
                                                          ----------               ----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES              (28,098)                  24,274
                                                          ----------               ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         19,294                  (28,820)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               14,620                   43,415
                                                          ----------               ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   33,914               $   14,595
                                                          ==========               ==========





            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                             (Amounts in thousands)




                                                                                 Nine Months Ended
                                                                      -----------------------------------
                                                                      February 28,          February 28,
                                                                          1999                  1998
                                                                      ------------          -------------

RECONCILIATION OF NET LOSS TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:

          Net loss                                                   $  (87,263)           $    (26,082)
                                                                      ------------          -------------

Adjustments to reconcile net loss to net cash provided by operating activities:

          Depreciation and amortization                                   97,702                 82,637
          Minority interest in income (loss) of subsidiaries                (142)                   337
          Deferred income taxes                                          (10,114)               (16,194)
          Equity in undistributed earnings of investee companies          (9,352)                (9,843)
          Gain on sale of assets                                          (8,414)                    (8)
          Extraordinary  loss on extinguishment of debt                   40,526
          Recapitalization  expenses                                      58,852
          Other                                                            3,384                  1,889
          Change in assets and liabilities net of effects of
               acquired wireless telephone systems:
                     Accounts receivable - (increase)                    (13,653)                (4,791)
                     Prepaid expenses and other current assets -
                        (increase)                                          (763)                  (904)
                     Accounts payable and accrued expenses -
                        increase                                          26,101                  16,971
                     Customer deposits and prepayments -
                        increase                                           1,790                   2,184
                                                                      -----------           -------------

          Total adjustments                                              185,917                  72,278
                                                                      -----------           -------------

Net cash provided by operating activities                            $    98,654           $      46,196
                                                                      ===========           =============






            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1. Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of February 28, 1999 and the results of its consolidated operations and cash flows for the periods ended February 28, 1999 and 1998. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1998 is audited.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Stock Split

On January 13, 1999, outstanding shares of Class A common stock were split three-for-one. All Class A common share and per share amounts have been restated to reflect the split.

Note 2.  The Merger

On January 7, 1999, CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), merged with and into the Company (the "Merger"). The Company continued as the surviving corporation in the Merger (the "Surviving Corporation"). The Merger was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities are not affected and no new goodwill related to the Merger is created.

Pursuant to the terms of the Merger Agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the "Merger Agreement"), at the time of the Merger, (i) the Company's outstanding Class A Common Stock ("Class A Common Stock") was converted into the right to receive $13.83 per share (adjusted for a three for one stock split for holders' of record on January 8, 1999) in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger,

(ii) the Company's outstanding Class B Common Stock was converted into the right to receive $13.83 per share in cash, and (iii) all outstanding Convertible Redeemable Preferred Stock and Second Series Convertible Redeemable Preferred Stock was converted into the right to receive $13.83 per share in cash on an as-converted basis. Holders of Class A Common Stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase Class A Common Stock (an "Option") granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended (collectively, the "Option Plans") was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the Option prior to the effective time of the Merger.

All costs and expenses incurred in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement have been paid by the party incurring such expenses.

In connection with the Merger, the Company and certain of its subsidiaries have entered into a Credit Facility ("Credit Facility") with Merrill Lynch Capital Corporation, Nations Bank, N.A. , the Chase Manhattan Bank, The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc. and certain other financial institutions (collectively, with the Agents, the "Lenders"), pursuant to which the Lenders provided an aggregate amount of approximately $1,050,000 in the form of senior secured credit facilities, of which approximately $936,000 was borrowed upon consummation of the Merger and related transactions. Additionally, an affiliate of WCAS VIII purchased $180,000 of subordinated notes and common shares of the Company. Finally, WCAS VIII and other equity investors purchased approximately $400,000 of common stock of the Company. This funding was used to pay the cash merger consideration to holders of the Company's common shares as described above, repay or repurchase certain indebtedness of the Company and pay fees and expenses in connection with the Merger and related transactions. Additionally, in connection with the Merger, the Company consummated tender offers to repurchase its two outstanding public debt issuances (the "Debt Offers"). At the expiration of the Debt Offers, the Company paid consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. The cost to the Company of the redemption, including accrued interest, premium and expenses were $396,812. In conjunction with the Merger the Company wrote off all of the debt issuance costs related to the extinguished debt. The Company recognized an extraordinary loss of $40,526, net of income taxes of $11,251 for the early extinguishment of the Senior Notes.

As part of the financing necessary to effect the Merger, the Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Approximately $57,500 of the proceeds from this offering was used to purchase a portfolio of government securities that has been pledged for the benefit of holders of the senior subordinated notes to pay the first three interest payments on the notes. The current portion is recorded as restricted securities and the non-current portion of approximately $18,700 is recorded in other assets in the consolidated balance sheet.

On January 7, 1999, the Company finalized the Merger with Acquisition. The Company recorded one-time charges of $58,852 as recapitalization costs. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation. The Puerto Rico wireless and wireline operation accounted for $2,857 of the recapitalization costs.

Note 3. Long-Term Debt

The Company and its subsidiaries had the following debt outstanding at February 28, 1999 and May 31,1998:

                                                      February 28,     May 31,
                                                          1999          1998
                                                      ------------     -------
Centennial 8 7/8% Senior Notes due 2001.........       $  1,388       $ 250,000
Centennial 10 1/8% Senior Notes due 2005........            219         100,000
Centennial Domestic Credit Facility.............              0          10,000
Term Loans......................................        898,875               0
Revolving Credit Facility.......................         35,000               0
Mezzanine Debt..................................        157,875               0
Centennial 10 3/4% Subordinated Debt due 2008...        370,000               0
Puerto Rico Credit Facility.....................              0         150,000
                                                     ----------       ---------
Total Long Term Debt............................     $1,463,357       $ 510,000
Current Portion of Term Loan                             (4,500)              0
                                                     -----------      ---------
Net Long Term Debt                                   $1,458,857       $ 510,000
                                                     ==========       =========

In connection with the Merger, the Company and certain of its subsidiaries have entered into the Credit Facility with the Lenders, pursuant to which the Lenders will provide credit facilities to the Company. The credit facilities consists of three term loans in the aggregate principal amount of $900,000, and a revolving credit facility in the aggregate principal amount of $150,000. The borrowers under these facilities are Centennial Cellular Operating Co. LLC and, for a portion thereof, Centennial Wireless PCS Operations Corp. ("PR Borrower" or "PCS Wireless"). Borrowings under the term loans and the revolving credit facility will bear interest at a rate per annum of the LIBOR rate plus the Applicable Margin. The maximum Applicable Margin for the term loans range between 3.00% and 3.75% above LIBOR. Based upon the Company's leverage ratio after the delivery of certain financial statements after May 31, 1999, the Applicable Margin for portions of the term loans and the revolving credit facility may be reduced by up to 1.25%. In connection with the Merger, WCAS Capital Partners III, L.P., an investment partnership affiliated with Welsh, Carson, Anderson & Stowe, purchased unsecured subordinated notes due 2009 and common shares of the Company at an aggregate price of $180,000 ("Mezzanine Debt"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at February 28, 1999 are summarized as follows:

         February 29, 2000                         $    4,500
         February 28, 2001                              4,500
         February 28, 2002                             17,138
         February 28, 2003                             55,125
         February 29, 2004                             77,625
         February 28, 2005 and thereafter           1,304,469
                                                    ---------
                                                   $1,463,357

The Company was in compliance with all covenants of their debt agreements at February 28, 1999.

Interest expense, as reflected on the financial statements has been partially offset by interest income. The gross interest expense for the nine months ended February 28, 1999 and 1998 were $51,179 and $33,262, respectively. The gross interest expense for the three months ended February 28, 1999 and 1998 were $28,342 and $11,461, respectively.

Note 4.  Dispositions

On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. The Company recorded a pre-tax gain of $8,355 in relation to the sale of this investment interest during the nine months ended February 28, 1999.

Note 5.  Revenue Recognition

Service Revenue includes earned subscriber service revenue and charges for installation and connections, net of associated roaming costs of $33,841 and $26,410 for the nine months ended, and $10,284 and $8,384 for the three months ended February 28, 1999 and 1998, respectively.

Note 6.  Commitments and Contingencies

Prior to the Merger, the Company was controlled by Century Communications Corp. ("Century"). The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provided design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also included all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Prior to the Merger, such services had historically been provided to the Company by Century. As consideration for the services rendered under the Services Agreement, the Company paid Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the nine months ended February 28, 1999, the Company has recorded expenses of $583 under the Services Agreement of which $333 is recorded within accrued expenses on the Company's consolidated balance sheet. As of the effective time of the Merger, Century and the Company terminated the Service Agreement.

Effective January 7, 1999, the Company has entered into a similar services agreement with WCAS VIII. The consideration for the services rendered under this agreement is $750 annually. For the period ended February 28, 1999 the company has recorded expenses of $125, all of which is recorded within payable to affiliate on the Company's consolidated balance sheet.

During the nine months ended Febraury 28, 1998, the Company purchased 3,810,600 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares and retired as part of the Merger.

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico network infrastructure and the impact the Hurricane has had on the Company's Puerto Rico service revenue during the three and nine month periods ended February 28, 1999. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the nine months ended February 28, 1999, the Company recorded approximately $1,700 of insurance recoveries related to subscriber refunds within service revenue.

Note 7.  Segment Information

The Company's consolidated financial statements include two distinct business segments. The domestic segment owns, operates and invests in wireless telephone systems in the domestic United States ("Domestic"). The Company's Puerto Rico segment includes the accounts of PCS Wireless as well as Lambda Operations Corp. ("Wireline", and collectively with PCS Wireless "Centennial de Puerto Rico"). Centennial de Puerto Rico is wholly owned by the Company. PCS Wireless began providing service in Puerto Rico in December, 1996 and Wireline participates in the wireline telecommunication business in Puerto Rico pursuant to the FCC's requirements for interstate service and pursuant to an authorization issued to Wireline in December, 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Wireline began providing wireline telecommunication services in September, 1997.

Information about the Company's operations in its two business segments for the nine months ended February 28, 1999 and 1998 is as follows:

                                           Nine Months Ended February 28,
                                            1999                    1998
Gross revenue:
        Domestic                        $ 174,980                $133,953
        Puerto Rico                        87,611                  35,752
                                        ---------                --------
                                        $ 262,591                $169,705
                                        =========                ========
Operating income (loss):
        Domestic                        $ (26,860)               $   (522)
        Puerto Rico                           654                 (16,800)
                                        ---------                --------
                                        $ (26,206)               $(17,322)
                                        =========                ========
Net loss:
        Domestic                        $ (76,736)               $ (1,890)
        Puerto Rico                       (10,527)                (24,192)
                                        ---------                --------
                                        $ (87,263)               $(26,082)
                                        =========                ========
Assets, at end of period:
        Domestic                        $ 998,289                $722,877
        Puerto Rico                       241,289                 205,389
        Elimination                      (282,906)                (91,210)
                                        ---------                --------
                                        $ 956,672                $837,056
                                        ==========               ========
Depreciation and amortization:
        Domestic                        $  62,385                $ 60,771
        Puerto Rico                        35,317                  21,866
                                        ---------                --------
                                        $  97,702                $ 82,637
                                        =========                ========
Capital expenditures:
        Domestic                        $  25,130                $ 31,363
        Puerto Rico                        44,689                  71,824
                                        ---------                --------
                                        $  69,819                $103,187
                                        =========                ========

NOTE 7.  CONTINUED

The information provided below is that of Centennial Cellular Corp. (before consolidation), CCOC, PCS Wireless and the Company's consolidated information.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               FEBRUARY 28, 1999
                                  (Unaudited)
                             (Amounts in thousands)



                                           Centennial
                                            Cellular
                                          Corp. before
                                         Consolidation
                                         of Centennial
                                            Cellular
                                        Operating Co. LLC     Centennial
                                         and Centennial        Cellular         Centennial
                                         de Puerto Rico    Operating Co. LLC  de Puerto Rico     Eliminations     Consolidated
                                        -----------------  -----------------  ----------------   --------------- ----------------


ASSETS
Current assets:
      Cash and cash equivalents         $              -   $         31,168    $        2,746   $            -  $         33,914

      Restricted cash                                  -             38,813                 -                -            38,813

      Accounts receivable - net                        -             29,855            18,417                -            48,272

      Inventory - phones and accessories               -              4,794               459                -             5,253

      Prepaid expenses and other
           current assets                              -                624             2,689                -             3,313
                                        -----------------  -----------------  ----------------  --------------- -----------------

                Total current assets                   -            105,254            24,311                -           129,565

Property, plant & equipment - net                      -            137,847           145,250                -           283,097

Investment in Puerto Rico, at cost                     -             90,100                 -          (90,100)                -

Equity investments in wireless
      systems - net                                    -             76,750                 -                -            76,750

Debt issuance costs - net                              -             53,116             6,841                -            59,957

Cellular telephone licenses - net                      -            201,137                 -                -           201,137

Personal communications services
      license - net                                    -                  -            59,258                -            59,258

Goodwill  - net                                        -            120,105                 -                -           120,105

Other assets - net                               180,000             33,980             5,629         (192,806)           26,803
                                        -----------------  -----------------  ----------------  --------------- -----------------

                                        $        180,000   $        818,289    $      241,289   $     (282,906) $        956,672
                                        =================  =================  ================  =============== =================


NOTE 7.  CONTINUED


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               FEBRUARY 28, 1999
                                  (Unaudited)
                             (Amounts in thousands)


                                           Centennial
                                            Cellular
                                              Corp. before
                                             Consolidation
                                             of Centennial
                                                Cellular
                                            Operating Co. LLC     Centennial
                                             and Centennial        Cellular          Centennial
                                             de Puerto Rico    Operating Co. LLC  de Puerto Rico    Eliminations     Consolidated
                                            -----------------  -----------------  ----------------- --------------- ----------------



LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
      Current portion of long term debt     $              -   $          4,500     $           -   $           -   $         4,500
      Accounts payable                                     -              4,142            15,849               -            19,991
      Accrued expenses and other
          current liabilities                          1,699             51,002            23,631               -            76,332
      Payable to affiliate                                 -                125                 -               -               125
                                            -----------------  -----------------  ----------------- --------------- ----------------

          Total current liabilities                    1,699             59,769            39,480               -           100,948


Long-term debt                                       157,875          1,140,982           160,000               -         1,458,857

Deferred liability                                         -            180,000            12,806        (192,806)                -

Deferred income taxes                                      -              4,070            (1,403)              -             2,667

 Common stockholders' equity:
       Common stock, par value $.01 per share:
         Class A                                          16                296                 -               -               312


      Additional paid-in capital                      22,484            396,701            90,032         (90,100)          419,117
      Accumulated deficit                             (2,074)          (963,079)          (59,626)              -        (1,024,779)
                                            -----------------  -----------------  ----------------- --------------- ----------------

          Total common stockholders' equity           20,426           (566,082)           30,406         (90,100)         (605,350)

      Deferred compensation                                -               (450)                -               -              (450)
                                            -----------------  -----------------  ----------------- --------------- ----------------
                                            $        180,000   $        818,289     $     241,289   $    (282,906)  $       956,672
                                            =================  =================  ================= =============== ================



NOTE 7.  CONTINUED


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   NINE MONTH PERIOD ENDED FEBRUARY 28, 1999
                                  (Unaudited)
                             (Amounts in thousands)


                                               Centennial
                                                Cellular
                                              Corp. before
                                             Consolidation
                                             of Centennial
                                                Cellular         Centennial
                                             Operating Co. LLC    Cellular
                                             and Centennial de    Operating      Centennial de
                                               Puerto Rico          Co. LLC       Puerto Rico    Eliminations   Consolidated
                                            -----------------   --------------   ------------   ------------   -------------

Revenue                                     $              -    $      174,980    $    87,611   $         -    $     262,591
                                            -----------------   --------------   ------------   ------------   -------------

Costs and expenses:
        Cost of equipment sold                             -           13,658          1,778              -          15,436
        Cost of services                                   -           18,961         16,386              -          35,347
        Selling, general & administrative                  -           50,841         30,619              -          81,460
        Depreciation and amortization                      -           62,385         35,317              -          97,702
        Recapitalization  costs                            -           55,995          2,857              -          58,852
                                            -----------------   --------------   ------------   ------------   -------------
                                                           -          201,840         86,957              -         288,797
                                            -----------------   --------------   ------------   ------------   -------------

Operating income (loss)                                    -          (26,860)           654              -         (26,206)
                                            -----------------   --------------   ------------   ------------   -------------

Income from equity investments                             -            9,352              -              -           9,352
Gain on sale of assets                                     -            8,359             55              -           8,414
Interest expense                                       2,074           37,532          8,947              -          48,553
                                            -----------------   --------------   ------------   ------------   -------------

Loss before income tax
        expense and minority interest                 (2,074)         (46,681)        (8,238)             -         (56,993)

Income tax benefit                                         -          (10,114)             -              -         (10,114)
                                            -----------------   --------------   ------------   ------------   -------------

Loss before minority interest                         (2,074)         (36,567)        (8,238)             -         (46,879)

Minority interest in income
         of subsidiaries                                   -              142              -              -             142
                                            -----------------   --------------   ------------   ------------   -------------

Loss from continuing operations                       (2,074)         (36,425)        (8,238)             -         (46,737)

Extraordinary loss on early
         extinguishment of debt - net of
         income tax of $11,251                             -          (38,237)        (2,289)             -         (40,526)
                                            -----------------   --------------   ------------   ------------   -------------



Net Loss                                    $         (2,074)   $     (74,662)   $   (10,527)   $         -    $    (87,263)
                                            =================   ==============   ============   ============   =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

Results of Operations (Amounts in thousands, except subscriber and share data)

On January 7, 1999, CCW Acquisition Corp. ("Acquisition"), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), merged with and into the Company (the "Merger"). The Company continued as the surviving corporation in the Merger (the "Surviving Corporation"). The Merger was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities are not affected and no new goodwill related to the Merger is created.

Pursuant to the terms of the Merger Agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the "Merger Agreement"), at the time of the Merger, (i) the Company's outstanding Class A Common Stock ("Class A Common Stock") was converted into the right to receive $13.83 per share (adjusted for a three for one stock split for holders' of record on January 8, 1999) in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger,
(ii) the Company's outstanding Class B Common Stock was converted into the right to receive $13.83 per share in cash, and (iii) all outstanding Convertible Redeemable Preferred Stock and Second Series Convertible Redeemable Preferred Stock was converted into the right to receive $13.83 per share in cash on an as-converted basis. Holders of Class A Common Stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase Class A Common Stock (an "Option") granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended (collectively, the "Option Plans") was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the Option prior to the effective time of the Merger.

The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different and competing technologies. Since August 1988, the Company has acquired cellular licenses for twenty-nine wireless telephone markets in the United States that it owns and manages ("Domestic"). In addition, the Company acquired one of two Metropolitan Trading Area ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands ("PCS Wireless or PR Borrower"). The Company also participates in the alternative access business in Puerto Rico ("Wireline", and collectively with PCS Wireless, "Centennial de Puerto Rico"). The Company wholly owns Centennial de Puerto Rico. In December, 1996, the Company began providing wireless telephone services in Puerto Rico.

The Company must continue to adapt its business to technological and economic changes. It is dependent on its ability to increase its number of subscribers, net of cancellations, and to achieve acceptable revenue per subscriber levels in increasingly competitive markets. The Company expects net losses to continue until such time as its Domestic and Centennial de Puerto Rico businesses generate sufficient earnings to offset the costs of such activities. There can be no assurance that profitability will be achieved in the foreseeable future.

The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build out its Puerto Rico telecommunications network, and to pay debt service. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that the Company will continue to have access to such sources of funds.

Nine Months ended February 28, 1999 and February 28, 1998

Revenue for the nine months ended February 28, 1999 was $262,591, an increase of $92,886 or 55% over revenue of $169,705 for the nine months ended February 28, 1998.

Service revenue for the nine months ended February 28, 1999 was $257,209, an increase of $91,094 or 55% over service revenue of $166,115 for the nine months ended February 28, 1998. Total Domestic service revenue, excluding roaming usage increased $26,519 to $112,576 representing a 31% increase from the nine months ended February 28, 1998, primarily due to an increase in subscribers. During the nine months ended February 28, 1999, Domestic roamer usage increased to $59,211 or 31% over roamer revenues of $45,205 for the nine months ending February 28, 1998, primarily due to increased usage partially offset by a decrease in the rate per minute. Centennial de Puerto Rico accounted for $50,569 or 56% of the total increase in revenue. Total PCS Wireless service revenue increased $40,308 to $73,903 or 120%. This increase reflects PCS Wireless subscriber growth of $54,603, partially offset by subscriber rate reductions of $14,295. This increase also reflects Wireline revenue growth of $10,261 to $11,519.

Revenue from the sale of wireless telephones and accessories to subscribers for the nine months ended February 28, 1999 increased by $1,792 to $5,382 or 50% as compared to the nine months ended February 28, 1998. Domestic telephone and accessory equipment sales increased $502 to $3,193, while PCS Wireless increased 143% to $2,189. The increase in revenue was due to a larger number of telephone and accessory units sold during the current nine-month period.

Continued growth in revenue is dependent upon increased levels of wireless subscriptions and maintenance of the current subscriber base and the average revenue per subscriber. The Company's subscribers at February 28, 1999 were approximately 426,700, an increase of 43% from the 298,500 subscribers at

February 28, 1998. Increases from new activations of 225,500 were partially offset by subscriber cancellations of 97,300. The cancellations experienced by the Company are primarily the result of competitive factors. PCS Wireless had approximately 117,400 and 60,600 subscribers at February 28, 1999, and 1998, respectively, and, as a result, accounted for 44% of the net increase in subscriptions.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the nine months ended February 28, 1999, was $74 as compared to $73 for the nine months ended February 28, 1998. The average monthly revenue per subscriber was approximately $69 in the domestic markets, as compared to approximately $91 in PCS Wireless. The Company expects that revenue per subscriber will be impacted by competition and lower reciprocal per minute roaming rates with other wireless carriers.

Cost of equipment sold during the nine months ended February 28, 1999 was $15,436, an increase of $2,406 or 18% as compared to the nine months ended February 28, 1998. Cost of equipment sold for PCS Wireless was $1,778 and $529 for the nine months ended February 28, 1999 and 1998, respectively.

Cost of services during the nine months ended February 28, 1999 was $35,347, an increase of $6,129 or 21% from the nine months ended February 28, 1998. The increase was primarily due to the continued growth of PCS telephone service in Puerto Rico. Cost of services for PCS Wireless and Wireline were $12,885 and $3,501 for the nine months ended February 28, 1999, respectively. Domestic cost of services increased by $154 to $18,961. The increases are primarily due to the variable costs associated with a larger revenue and subscription base and increased coverage areas resulting from the continued expansion of the Company's network.

Selling, general and administrative expenses rose to $81,460 for the nine months ended February 28, 1999, an increase of $19,318 or 31% above the expenses of $62,142 for the nine months ended February 28, 1998. The Domestic and Centennial de Puerto Rico managerial, customer service and sales staff increased approximately 11% and 42% respectively, to accommodate the larger subscription and revenue base and anticipated growth of its wireless telephone business. Selling, general and administrative expenses for PCS Wireless and Wireline were $27,584 and $3,035 for the nine months ended February 28, 1999, respectively.

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

Depreciation and amortization for the nine months ended February 28, 1999 was $97,702 an increase of $15,065 or 18% over the nine months ended February 28, 1998. The increase resulted from capital expenditures made during the nine months ended February 28, 1999 and during the fiscal year ended May 31, 1998 in connection with the development and network expansion of the Company's wireless telephone systems and the purchase of PCS phones in Puerto Rico. Depreciation and amortization for the nine months ending February 28, 1999 related to the Domestic operation was $62,385 and PCS Wireless and Wireline were $33,485 and $1,832, respectively.

On January 7, 1999, the Company finalized the Merger with the WCAS VII and certain other investors. The Company recorded one-time recapitalization costs of $58,852. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation.
Centennial de Puerto Rico accounted for $2,857 of the recapitalization costs.

As a result of the factors noted above, the operating loss for the nine months ended February 28, 1999 was $26,206, an increase of $8,884 from the operating loss of $17,322 for the nine months ended February 28, 1998. The operating income for Centennial de Puerto Rico was $654 for the nine months ended February 28, 1999 compared to an operating loss of $16,800 for the nine months ended February 28 1998.

Net interest expense was $48,553 for the nine months ended February 28, 1999, an increase of $16,752 or 53% from the nine months ended February 28, 1998. The increase in interest expense reflects an increase in long-term debt of $973,357. On January 7, 1999 the Company utilized a portion of these additional borrowings to repay existing debt, including the early extinguishment 99.5% of its Senior Notes due in 2003 and 2004. Gross interests costs for the nine months ended February 28, 1999 and 1998 were $51,179 and $33,262, respectively. The average debt outstanding during the nine months ended February 28, 1999 was $687,913, an increase of $226,807 as compared to the average debt level of $461,106 during the nine months ended February 28, 1998. The Company's weighted average interest rate increased to 9.9% for the nine months ended February 28, 1999 from 9.6% for the nine months ended February 28, 1998.

After loss attributable to minority interests in subsidiaries for the nine months ended February 28, 1999, pretax loss was $56,851 as compared to a pretax loss of $39,609 for the nine months ended February 28, 1998. The income tax benefit of $10,114 for the nine months ended February 28, 1999, represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The loss from continuing operations of $46,737 for the nine months ended February 28, 1999 represents an increase of $20,655 from the loss of $26,082 for the nine months ended February 28, 1998. The Company had a $40,526 extraordinary loss on the early extinguishment of debt, net of income taxes of $11,251 for the nine months ended February 28, 1999. These factors resulted in a net loss of $87,263 for the nine months ended February 28, 1999, compared to a net loss of $26,082 for the nine months ended February 28, 1998.

Three Months ended February 28, 1999 and February 28, 1998

Revenue for the three months ended February 28, 1999 was $97,993; an increase of $39,052 or 66% over revenue of $58,941 for the three months ended February 28, 1998.

Service revenue for the three months ended February 28, 1999 was $95,537, an increase of $37,751 or 65% over service revenue of $57,786 for the three months ended February 28, 1998. Total domestic service revenue, excluding roaming usage, increased $8,637 to $39,280. The 28% increase from the three months ended February 28, 1998 was primarily due to an increase in subscribers. During the three months ended February 28, 1999, Domestic roamer usage increased to $21,596 or 81% above $11,919 for the three months ending February 28, 1998, primarily due to increased usage partially offset by a decrease in the rate per minute. Centennial de Puerto Rico accounted for $19,437 or 51% of the total increase in service revenue. PCS Wireless service revenue increased $15,200 or 106% to $29,576 as a result of a larger subscriber base. Wireline service revenue increased $4,237 to $5,085.

Revenue from the sale of wireless telephones and accessories to subscribers for the three months ended February 28, 1999 increased by $1,301 to $2,456 or 113% as compared to the three months ended February 28, 1998. Domestic telephone and accessory equipment sales increased $484 to $1,268, while PCS Wireless increased 220% to $1,188. The increase in revenue was due to a larger number of telephone and accessory units sold during the current three-month period.

Consolidated revenue per subscriber per month, based upon an average number of subscribers for the three months ended February 28, 1999, was $75 as compared to $67 for the three months ended February 28, 1998. The average monthly revenue per subscriber was approximately $68 in the domestic markets, as compared to approximately $95 in PCS Wireless. The Company expects that revenue per subscriber will be impacted by competition and lower reciprocal per minute roaming rates with other wireless carriers.

Cost of equipment sold during the three months ended February 28, 1999 was $5,974, an increase of $1,581 or 36% as compared to the three months ended February 28, 1998. Cost of equipment sold for PCS Wireless was $519 and $267 for the three months ended February 28, 1999 and 1998, respectively.

Cost of services during the three months ended February 28, 1999 was $13,223, an increase of $2,392 or 22% from the three months ended February 28, 1998. Domestic cost of services decreased to $6,471. Cost of services for PCS Wireless and Wireline were $5,332 and $1,420 for the three months ended February 28, 1999, respectively. The increases are primarily due to the variable costs associated with a larger revenue and subscription base and increased coverage areas resulting from the continued expansion of the Company's network.

Selling, general and administrative expenses rose to $30,018 for the three months ended February 28, 1999, an increase of $7,561 or 34% above the expenses of $22,457 for the three months ended February 28, 1998. The Domestic and

Centennial de Puerto Rico managerial, customer service and sales staff increased approximately 11% and 42% respectively, to accommodate the larger subscription and revenue base and anticipated growth of its wireless telephone business. Selling, general and administrative expenses for PCS Wireless and Wireline were $9,871 and $1,183 for the three months ended February 28, 1999, respectively.

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

Depreciation and amortization for the three months ended February 28, 1999 was $33,159, an increase of $3,302 or 11% over the three months ended February 28, 1998. The increase resulted from capital expenditures made during the three months ended February 28, 1999 and during the fiscal year ended May 31, 1998 in connection with the development and network expansion of the Company's wireless and wireline telephone systems and the purchase of PCS phones in Puerto Rico. Depreciation and amortization for the three months ending February 28, 1999 related to the Domestic operation was $20,886 and the PCS Wireless and Wireline operations were $11,555 and $718, respectively.

On January 7, 1999, the Company finalized the Merger with WCAS VIII. The Company recorded one-time charges of $58,852 as recapitalization costs. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation. Centennial de Puerto Rico accounted for $2,857 of the recapitalization costs.

As a result of the factors noted above, the operating loss for the three months ended February 28, 1999 was $43,233, an increase of $34,636 from the operating loss of $8,597 for the three months ended February 28, 1998. The operating income for Centennial de Puerto Rico was $2,394 for the three months ended February 28, 1999 compared to an operating loss of $5,399 for the three months ended February 28, 1998.

Net interest expense was $26,613 for the three months ended February 28, 1999, an increase of $15,390 or 137% from the three months ended February 28, 1998. The increase in interest expense reflects an increase in long-term debt of $973,357. On January 7, 1999 the Company utilized a portion of these additional borrowings to repay existing debt, including consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. Gross interest costs for the three months ended February 28, 1999 and 1998 were $28,342 and $11,461, respectively. The average debt outstanding during the three months ended February 28, 1999 was $1,063,014, an increase of $582,237 as compared to the average debt level of $480,777 during the three months ended February 28, 1998. The Company's weighted average interest rate increased to 10.7% for the three months ended February 28, 1999 from 9.5% for the three months ended February 28, 1998.

After loss attributable to minority interests in subsidiaries for the three months ended February 28, 1999, a pretax loss of $69,030 was incurred, as compared to a pretax loss of $17,514 for the three months ended February 28, 1998. The income tax benefit of $15,950 for the three months ended February 28, 1999, represents a reduction of the deferred tax liability by the tax effect of the current period losses of the Company, offset by current state and local taxes for the period. The tax benefits are non-cash in nature.

The loss from continuing operations of $53,080 for the three months ended February 28, 1999 represents an increase of $43,410 from the loss of $9,670 for the three months ended February 28, 1998. The Company had a $40,526 extraordinary loss on the early extinguishment of debt, net of income taxes of $11,251 for the three months ended February 28, 1999. These factors resulted in a net loss of $93,606 for the three months ended February 28, 1999, compared to a net loss of $9,670 for the three months ended February 28, 1998.

Liquidity and Capital Resources

For the nine months ended February 28, 1999, earnings exceeded fixed charges by $56,993. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $97,702 relating to depreciation and amortization.

During the nine months ended February 28, 1999, the Company made capital expenditures of $69,819, primarily to continue the construction of its Centennial de Puerto Rico and its Domestic systems to expand the coverage areas and to upgrade its cell sites and call switching equipment. Capital expenditures for Centennial de Puerto Rico were $44,689 for the nine months ended February 28, 1999, representing 64% of the Company's total capital expenditures. Centennial de Puerto Rico capital expenditures included $24,742 to continue the buildout of its network infrastructure and $19,947 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During fiscal 1999, the Company anticipates capital expenditures in the Domestic Wireless Telephone Systems of approximately $40,000. The Company currently estimates that the cost to continue the build-out of its Puerto Rico network infrastructure and to purchase phones through fiscal 1999 will be approximately $70,000. It is anticipated that the Company will seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

In connection with the Merger, the Company and certain of its subsidiaries have entered into the Credit Facility with Merrill Lynch Capital Corporation, Nations Bank, N.A., the Chase Manhattan Bank, The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc. and certain other financial institutions (collectively, with the Agents, the "Lenders"), pursuant to which the Lenders will provide credit facilities to the Company. The credit facility consists of three term loans in aggregate principal amount of $900,000, and a revolving credit facility in an aggregate principal amount of $150,000. The borrowers under these facilities are Centennial Cellular Operating Co. LLC and, for a portion thereof, the PR Borrower. Borrowings under the Credit Facility will bear interest at a rate per annum of the LIBOR rate plus the Applicable Margin. The maximum Applicable Margin for the term loans range between 3.00% and 3.75% above LIBOR. Based upon the Company's leverage ratio after the delivery of certain financial statements after May 31, 1999, the Applicable Margin for portions of the term loan and the revolving credit loans may be reduced by up to 1.25%. WCAS VIII, in connection with the Merger purchased unsecured subordinated notes due 2009 and common shares of the Company at an aggregate price of $180,000 ("Mezzanine Debt"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest rate of 13% per annum. The Company also has an outstanding public issuance of debt securities, its $370,000 10 3/4% Senior Notes due 2008, which bear interest at the rate of 10 3/4% per annum.

The Company had outstanding two classes of preferred stock, which are held by Citizens Utilities Company ("Citizens") and Century, respectively. The preferred stock issues carried no cash dividend requirements through August 30, 1996 but the shares accreted liquidation preference and redemption value at the rate of 7.5% per annum, compounded quarterly until then. The fully accreted liquidation preference and redemption value of the shares held by Citizens and Century at August 30, 1996 was $186,287 and $7,252, respectively. Beginning September 1, 1996, the holders of the preferred stock were eligible to receive cash dividends at the rate of 8.5% per annum, when and as declared by the Board of Directors of the Company, in its discretion. During the nine months ended February 28, 1999 and 1998, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $18,131 and $12,338, respectively. Pursuant to the Merger all outstanding preferred stock was redeemed and all unpaid dividends were paid.

In order to meet its obligations with respect to its operating needs, capital expenditures and debt service, it is important that the Company continue to improve operating cash flow. In order to do so, the Company's revenue must increase at a faster rate than operating expenses. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of the Puerto Rico telecommunications operations, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications operations have been, and are expected to continue to be, highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Puerto Rico telecommunications operations will continue to generate cash flows or reach profitability.

It is anticipated that the Company's future funding needs will be met by the refinancing arrangements that have been made in connection with the Merger. Based upon current market conditions and its current capital structure, the Company believes that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve-month period.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its Class A Common Stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of April 1, 1999, 4,239,231 shares remain available for issuance under this shelf registration.

The Company filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities, which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time in series on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's Class A Common Stock. As of April 1, 1999, $400,000 remained available for issuance under this shelf registration.

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

On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA representing approximately 43,500 Net Pops, for $13,500 in cash. During the nine months ended February 28, 1999, the Company recorded a gain of $8,355 in relation to the sale of this investment interest.

Commitments and Contingencies

Prior to the Merger, the Company was controlled by Century. The Company and Century entered into a Services Agreement, effective August 30, 1996 (the "Services Agreement"), pursuant to which Century, through its personnel, provides design, construction, management, operational, technical and maintenance services for the wireless telephone, paging and related systems owned and operated by the Company. Such services also included providing all the services necessary for the monitoring, to the extent possible, of the activities of the partnerships in which the Company has minority equity interests in such manner as to protect the interests of the Company. Such services have historically been provided to the Company by Century. As consideration for the services rendered and to be rendered under the Services Agreement, the Company paid Century the annual sum of $1,000 and reimburses Century for all costs incurred by Century or its affiliates (excluding the Company and its subsidiaries) that are directly attributable to the design, construction, management, operation and maintenance of the wireless telephone, paging and related systems of the Company or to the performance by Century of its other duties under the Services Agreement. For the nine months ended February 28, 1999, the Company has recorded expenses of $583 under the Services Agreement of which $333 is recorded within accrued expenses on the Company's consolidated balance sheet. As of the effective time of the Merger, Century and the Company terminated the Service Agreement. Effective January 7, 1999, the Company has entered into a similar agreement with WCAS VIII. The consideration for the services rendered under this agreement is $750 annually. For the two months ended February 28, 1999 the company has recorded expenses of $125, all of which is recorded within payable to affiliate on the Company's consolidated balance sheet.

During the nine months ended February 28, 1998, the Company purchased 3,810,600 shares of its Class A Common Stock in the open market for an aggregate purchase price of $23,524 pursuant to previous authorizations by the Company's Board of Directors. These shares were accounted for as treasury shares and retired as part of the Merger.

In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company has evaluated the extent of damage to its Puerto Rico network infrastructure and the impact the Hurricane has had on the Company's Puerto Rico service revenue during the three and nine month periods ended February 28, 1999. After consideration of expected insurance recoveries, the Company believes it will not incur significant losses as a result of the effects of the damage caused by Hurricane Georges. During the nine months ended February 28, 1999, the Company recorded approximately $1,700 of insurance recoveries related to subscriber refunds within revenue.

During fiscal 1998, the Company began a review of its computer systems and related software to identify systems and software, which might malfunction due to a misidentification of the Year 2000. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss the steps that must be taken to deal with any potential Year 2000 issues. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 readiness.

Most of the Company's customer-related computer systems and databases, including its billing systems, are managed by third parties under contractual arrangements. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and if so, the nature of such difficulties. The Company is also working with others in the industry using the same or similar systems to determine the appropriate steps necessary to address the anticipated difficulties.

The Company has undertaken an inventory of all local equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced. The Company is also monitoring industry-wide efforts with respect to signal delivery to its distribution plant and is working with others in the industry to address potential solutions.

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



                                           Nine Months Ended February 28,
                                           ------------------------------
                                             1999                  1998
                                    Amount         %       Amount      %
                                    ------         -       ------      -
Net cash provided by              $ 98,654        74%     $46,196       65%
Operating activities

Interest paid                       35,045        26%      24,478       35%
                                  --------       ----     -------    ------
Net cash provided                 $133,699       100%     $70,674    100.0%
                                  ========       ====     =======    ======

Principal uses of cash

Interest paid                     $ 35,045        26%     $24,478       35%
Property, plant & equipment         69,819        52%     103,187      146%
                                  --------       ----     -------      ----

Total                             $104,864        78%     $127,665     181%
                                  ========       ----     ========     ====

Cash available for
(required from) financing and
investing activities              $ 28,835        22%     $(56,991)   (81)%
                                  ========       ====     =========   =====

Net cash provided by operating activities for the nine months ended February 28, 1999 was sufficient to fund the Company's expenditures for property, plant and equipment of $69,819.

The following table sets forth the primary cash flows provided by (used in) financing and investing activities for the periods indicated:

                                                Nine Months Ended February 28,
                                                ------------------------------
                                                  1999              1998
                                                  ----              ----
Proceeds from sale of equipment                $      466        $      36
Issuance of Class A Common Stock                  427,394              267
Proceeds from issuance of long-term debt        1,481,500          196,000
Disposition of equity investment                   13,500                0
Distributions received from equity
  investments-net                                   9,791            9,986
                                                    -----         --------

Cash available                                  1,932,651          206,289

Acquisition of other assets                        (2,200)          (6,125)
Repayment of long-term debt                      (528,518)        (135,000)
Debt issuance costs paid                          (61,118)          (1,131)
Redemption of Preferred Stock                    (128,154)            -
Treasury stock purchases                             -             (23,524)
Purchase of equity investment                      (3,000)            -
Purchase of Common Stock in conjunction
     with the recapitalization                 (1,052,436)            -
Acquisition costs                                 (46,500)            -
Early extinguishment of debt                      (44,634)            -
Purchase of restricted securities                 (57,501)            -
Dividends paid                                    (18,131)         (12,238)
                                                  --------        ---------
Cash available (needed) for operations
      and capital expenditures                 $   (9,541)        $  28,271
                                               ===========        =========


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          There is no material pending legal proceedings, other than routine litigation incidental to the business; to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

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

          a)  Exhibits

              Exhibit No.                        Description
              -----------                        -----------

              Exhibit 11       Statement re: computation of per share earnings

              Exhibit 27 Financial data schedule (EDGAR filing document only)


          b)   Reports on Form 8-K

               Form 8-K dated December 7, 1998
               Form 8-K dated December 15, 1998
               Form 8-K dated January 22, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




April 1, 1999



                                CENTENNIAL CELLULAR CORP.


                                /x/Peter W. Chehayl
                                Peter W. Chehayl
                                Chief Financial Officer,
                                Sr. Vice President and Treasurer
                                (Chief Financial Officer)



                                /s/ Thomas E. Bucks
                                Thomas E. Bucks
                                Sr.Vice President, Controller
                                (Chief Accounting Officer)

                                                                      Exhibit 11


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                              EXHIBIT TO FORM 10-Q


              For the Nine Months Ended February 28, 1999 and 1998


                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                  (Amounts in thousands, except per share data)


                                                     Nine Months Ended
                                            -----------------------------------
                                            February 28,           February 28,
                                               1999                    1998
                                            ----------------    ---------------
                                                               (Unaudited)

Net  Loss                                   $   -87,263         $   (26,082)
Preferred stock dividends                        -9,906             (12,338)
                                            ------------        ------------
Loss applicable to common shares            $   -97,169         $   (38,420)
                                            ============        ============

Average number of common shares and common
  share equivalents outstanding
    Average number of common shares
     outstanding during this period          51,026,000          57,838,000
    Add common share equivalents - Options
     to purchase common shares - net          1,838,000           1,146,000
                                            ------------        -----------
Average number of common shares and common
      share equivalents outstanding          52,864,000 (A)      58,984,000 (A)
                                            ============        ===========

Loss per common share                       $     (1.84)(A)     $     (0.65)(A)
                                            ============        ===========


(A) In accordance with SFAS 128, the inclusion of common share equivalents in the computation of earnings per share need not be considered if the reduction of earnings per share is anti-dilutive. Therefore, loss per common share and common share equivalents as shown on the Consolidated Statements of Operations for the periods presented do not include certain common share equivalents as their effect in anti-dilutive.