Form 10-Q/A
period 1999-02-28
CENTENNIAL CELLULAR CORP
filed 1999-07-14
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q/A

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

Class A Common - 31,224,462 outstanding shares as of July 12, 1999

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

Effective January 7, 1999, the Company has entered into a stockholders' agreement with WCAS VIII and Blackstone Capital Partners ("Blackstone"), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. For the period ended February 28, 1999, the Company has recorded expenses of $125, all of which is recorded within payable to affiliate on the Company's consolidated balance sheet.

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




July 14, 1999



                                CENTENNIAL CELLULAR CORP.


                                /s/Peter W. Chehayl
                                Peter W. Chehayl
                                Chief Financial Officer,
                                Sr. Vice President and Treasurer
                                (Chief Financial Officer)



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