Form 10-K
period 1999-05-31
CENTENNIAL CELLULAR CORP
filed 1999-08-26
CIK 879573

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1999

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission file number 0-19603

                            CENTENNIAL CELLULAR CORP.
             (Exact name of registrant as specified in its charter)
           Delaware                                            06-1242753
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)
                               1305 Campus Parkway
                                Neptune, NJ 07753
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (732) 919-1000

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Class A Common
                                                                 Stock, par
                                                                 value $.01 per
                                                                 share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          As of July 30, 1999, there were 31,200,961 shares of Class A Common Stock outstanding. The aggregate market value of the Class A Common Stock held by non-affiliates of the Company, based upon the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market on July 30, 1999 of $39.75 per share, was $1,240,238,199.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                                      PAGE
                                     PART I


Item 1.    Business..........................................................1
Item 2.    Properties.......................................................11
Item 3.    Legal Proceedings................................................12
Item 4.    Submission of Matters to a Vote of Security Holders..............12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................13
Item 6.    Selected Consolidated Financial Data.............................15
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk........32
Item 8.    Financial Statements and Supplementary Data......................32
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................33

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............33
Item 11.   Executive Compensation...........................................33
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management...................................................33
Item 13.   Certain Relationships and Related Transactions...................33

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K Signatures.......................................34

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          Centennial Cellular Corp., a Delaware corporation (together with its direct and indirect subsidiaries "Centennial" or the "Company"), is one of the largest independent wireless communications providers in the United States and Puerto Rico. Financial information about business segments is incorporated by reference to Note 17 to the Consolidated Financial Statements on page F-24 of this report.

          Our service areas have total net pops (as defined below) of approximately 10.8 million. The Company had 454,100 subscribers as of May 31, 1999. Centennial's domestic wireless telephone systems serve 5.8 million net pops and its service area covers approximately 81,645 square miles in eight states. Our subsidiary in Puerto Rico, Centennial de Puerto Rico, provides wireless and wireline telephone services over a common communications network in Puerto Rico. Its licensed service areas cover 3.8 million net pops in Puerto Rico and the U.S. Virgin Islands. In addition, we own minority shares, representing approximately 1.2 million net pops, in other cellular operations controlled and managed by other cellular operators, referred to as "investment interests".

          The Company's wireless telephone systems, which include systems utilizing both cellular and personal communications service ("PCS") licenses, provide communications services to vehicle-installed ("mobile") and hand-held ("portable") wireless telephones. Wireless telephone systems are designed to allow for significant mobility of the subscriber. In addition to mobility, wireless telephone systems provide access through system interconnections to local and long distance telecommunications networks and offer other ancillary services such as voice-mail, call-waiting, call-forwarding and conference calling.

          On January 7, 1999, Centennial merged with CCW Acquisition Corp., a new Delaware corporation organized by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"). As a result of the merger, a new group of equity investors acquired a 92.9% ownership interest in Centennial. The remaining 7.1% interest is owned by public stockholders. The merger was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities was not affected and no new goodwill related to the merger was created.

          Centennial was organized in 1988. The Company's principal corporate office is located at 1305 Campus Parkway, Neptune, New Jersey 07753. Its telephone number is (732) 919-1000.

THE WIRELESS TELEPHONE INDUSTRY

          The Company operates its domestic wireless telephone systems pursuant to 29 cellular licenses and operates its Puerto Rico wireless telephone system pursuant to a PCS license. The Company's PCS license also covers the U.S. Virgin Islands. Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping "cells." Each cell contains a transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office (the "switch"), which are connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones.

          If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming.

THE COMPANY'S OPERATIONS

          DOMESTIC SYSTEMS

          Our domestic systems are among the leading independent providers of cellular telecommunications services in smaller metropolitan and rural areas. We attempt to acquire cellular systems next to our existing markets. We focus on underdeveloped rural and small-city cellular areas that have a significant number of potential customers for wireless communications because we believe these areas offer:

     o POTENTIAL PENETRATION GROWTH. We believe these areas are in the early stages of their growth cycles and offer significant opportunities for increases in penetration of the market for users and potential users of cellular services and in cellular usage by subscribers;

     o INSULATION FROM POTENTIAL COMPETITION. These regions are currently subject to less competition from other wireless providers, such as personal communications services, as compared to larger metropolitan service areas. The population density of these regions suggests that the construction of a personal communications services network may not be economically attractive to competitors at present.

     o ABOVE-AVERAGE REVENUE PER SUBSCRIBER. Our domestic markets are strategically located between larger metropolitan areas and tend to exhibit long commute times and well-traveled roadways. Customers of other wireless communications providers who enter our service areas and use their wireless phones have the potential to generate high levels of cellular revenues.

     Our domestic cellular interests consist primarily of three operating clusters:

     o MICHIANA CLUSTER contains approximately 3.4 million net pops in Michigan, Ohio and Indiana, covering portions of three major interstate highways that connect Chicago, Detroit and Indianapolis.

     o EAST TEXAS/LOUISIANA CLUSTER contains approximately 2.1 million net pops, covering portions of interstate highway I-10, as well as sections of Texas, Louisiana and Mississippi adjacent to Houston, New Orleans, Shreveport and Baton Rouge.

     o SOUTHWESTERN CLUSTER contains approximately 296,000 net pops, covering the Yuma, Arizona and El Centro, California markets and is bordered by Los Angeles to the northwest, San Diego to the west, Phoenix to the east and Mexicali, Mexico to the south.

          PUERTO RICO SYSTEMS

          Our Puerto Rico business, which is conducted through our subsidiary in Puerto Rico, Centennial de Puerto Rico, provides a broad range of wireless and wireline telephone services in the Commonwealth of Puerto Rico, an area covering approximately 3.8 million net pops. Centennial de Puerto Rico offers wireless and wireline communications services using shared switches and a sophisticated 328 mile fiber optic network laid throughout the island of Puerto Rico. The digital personal communications services network allows for coverage in most areas of Puerto Rico using its established base of 132 wireless antenna sites and digital technology to transmit its calls.

          Centennial de Puerto Rico offers both personal communications services and local telephone service to its customers.

     o PERSONAL COMMUNICATIONS SERVICES. Personal communication services refer to the series of two-way mobile communication licenses awarded by the Federal Communications Commission ("FCC") which use digital wireless technologies. Our personal communications services business currently covers approximately 85% of the total population on the island of Puerto Rico and targets high volume users. We began offering personal communication services in December 1996.

     o FIXED WIRELESS SERVICES. Centennial de Puerto Rico began offering fixed wireless service to business and residential customers in August 1997. The Company is able to leverage its existing PCS infrastructure to provide digital fixed wireless service at a low incremental cost wherever its PCS coverage already exists.

     o COMPETITIVE LOCAL EXCHANGE SERVICES. Centennial de Puerto Rico provides communication services to business and government customers over our fiber optic network through Lambda Operations, Inc. These services include local and long distance telephone, data, video and internet related services.

          We believe that Puerto Rico represents an attractive market for communications services due to unmet demand for wireless and wireline telephone service, high population density in the island's metropolitan areas, a growing economy and a stable business environment. We also believe that our targeted customers have sophisticated communications service requirements, including the need for a reliable network providing broadband data access and private line services and high quality customer service.

WIRELESS TELEPHONE MARKETS AND INTERESTS

          The Company focuses on acquiring controlling ownership interests in wireless telephone systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless telephone operations enables it to achieve operating and cost efficiencies, as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers wider home calling areas and more areas of uninterrupted service as they travel through an area or state. In addition to expanding its existing clusters, the Company may seek to acquire interests in wireless telephone systems in other geographic areas. The Company may pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities or a combination thereof.

          The chart below sets forth certain information about the domestic wireless telephone systems, the Puerto Rico wireless telephone system and the investment interests as of July 31, 1999. Those domestic wireless telephone systems and the investment interests which are in Metropolitan Statistical Areas ("MSAs") are asterisked; the remainder are in Rural Service Areas ("RSAs"). As used in this Annual Report on Form 10-K, "pops" means the population of a market derived from the 1997 Kagan's Cellular Telephone Atlas, and "net pops" means a market's pops multiplied by the percentage interest that the Company owns in an entity licensed by the FCC to construct or operate a wireless telephone system in that market.



                MARKETS                       OWNERSHIP              POPS         NET POPS
                -------                       ---------              ----         --------


 Domestic Wireless Telephone Systems

MICHIANA CLUSTER
  Kalamazoo, MI*                                 100.0%            306,000         306,000
  Cass, MI                                       100.0%            294,000         294,000
  Newaygo, MI                                    100.0%            241,000         241,000
  Battle Creek, MI*                              100.0%            195,000         195,000
  Benton Harbor, MI*                             100.0%            161,000         161,000
  Jackson, MI*                                   100.0%            155,000         155,000
  Roscommon, MI                                  100.0%            136,000         136,000
                                                                 ---------       ---------
        System Subtotal                                          1,488,000       1,488,000
                                                                 ---------       ---------

  South Bend, IN*                                100.0%            306,000         306,000
  Richmond, IN                                   100.0%            222,000         222,000
  Newton, IN                                     100.0%            213,000         213,000
  Elkhart-Goshen, IN*                             91.7%            169,000         155,000
  Williams, OH                                   100.0%            127,000         127,000
                                                                 ---------       ---------
        System Subtotal                                          1,037,000       1,023,000
                                                                 ---------       ---------

  Fort Wayne, IN*                                100.0%            438,000         438,000
  Miami, IN                                      100.0%            178,000         178,000
  Kosciusko, IN                                  100.0%            174,000         174,000
  Huntington, IN                                 100.0%            145,000         145,000
                                                                 ---------       ---------
        System Subtotal                                            935,000         935,000
                                                                 ---------       ---------
        Cluster Subtotal                                         3,460,000       3,446,000
                                                                 ---------       ---------

EAST TEXAS/LOUISIANA CLUSTER
  Beauregard, LA                                 100.0%            385,000         385,000
  Beaumont-Port Arthur, TX*                      100.0%            377,000         377,000
  Lafayette, LA*                                  94.5%            230,000         217,000
  West Feliciana, LA                             100.0%            182,000         182,000
  Claiborne, MS                                  100.0%            155,000         155,000
  Alexandria, LA*                                 93.2%            142,000         132,000
  Iberville, LA                                  100.0%            181,000         181,000
  DeSoto, LA                                     100.0%            149,000         149,000
  Copiah, MS                                     100.0%            122,000         122,000
  Bastrop, LA                                    100.0%            115,000         115,000
  Caldwell, LA                                   100.0%             74,000          74,000
                                                                 ---------       ---------
        Cluster Subtotal                                         2,112,000       2,089,000
                                                                 ---------       ---------

SOUTHWESTERN CLUSTER
  Yuma, AZ                                       100.0%            153,000         153,000
  El Centro, CA                                  100.0%            143,000         143,000
                                                                 ---------       ---------
        Cluster Subtotal                                           296,000         296,000
                                                                 ---------       ---------

Total Domestic Wireless Telephone Systems                        5,868,000       5,831,000
                                                                 =========       =========

PUERTO RICO WIRELESS
   TELEPHONE SYSTEM                              100.0%          3,839,000       3,839,000
                                                                 =========       =========


                           MARKETS                         OWNERSHIP            POPS          NET POPS
                           -------                         ---------            ----          --------

Investment Interests

SACRAMENTO VALLEY CLUSTER                                      23.5%
  Sacramento, CA*                                                             1,503,000         353,000
  Stockton, CA*                                                                 540,000         127,000
  Modesto, CA*                                                                  429,000         101,000
  Reno, NV*                                                                     302,000          71,000
  Chico, CA*                                                                    203,000          47,000
  Redding, CA*                                                                  168,000          39,000
  Yuba City, CA*                                                                142,000          33,000
  Tehama, CA                                                                    101,000          24,000
  Storey, NV                                                                    117,000          27,000
  Sierra, CA                                                                     93,000          22,000
                                                                              ---------       ---------
        Cluster Subtotal                                                      3,598,000         844,000
                                                                              ---------       ---------

SAN FRANCISCO BAY AREA CLUSTER                                  2.9%
  San Francisco, CA*                                                          3,925,000         113,000
  San Jose, CA*                                                               1,600,000          46,000
  Vallejo, CA*                                                                  503,000          14,000
  Santa Rosa-Petaluma, CA*                                                      429,000          12,000
  Salinas, CA*                                                                  342,000          10,000
  Santa Cruz, CA*                                                               242,000           7,000
                                                                              ---------       ---------
        Cluster Subtotal                                                      7,041,000         202,000

Lawrence, PA                                                   14.3%            382,000          55,000
Del Norte, CA                                                   6.9%            213,000          15,000
Modoc, CA                                                      25.0%             63,000          16,000
Lake Charles, LA*                                              25.1%            176,000          44,000
                                                                             ----------       ---------

Total Investment Interests                                                   11,473,000       1,176,000
                                                                             ==========       =========

Total Domestic Wireless Telephone Systems, Puerto Rico
Wireless Telephone System and Investment Interests                           21,180,000      10,846,000
                                                                             ==========      ==========


          As of May 31, 1999, the Company's domestic and Puerto Rico wireless telephone systems had 454,100 subscribers in the markets listed above, and for each of fiscal 1998, 1997, 1996 and 1995 the Company had 322,200, 203,900,
135,000 and 85,920 subscribers, respectively, in such markets. At May 31, 1999, the Company's pro rata share of subscribers relating to the Investment Interests was approximately 128,000.

          All of the Company's systems are currently operational. A system is deemed operational when it has met the FCC's requirements for an operating license and has received an FCC license to commence operations.

PRODUCTS AND SERVICES

          The Company's principal source of revenue is providing network access and airtime minutes of use to wireless telephone subscribers. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, call forwarding, call waiting and conference calling. In Puerto Rico, the Company also offers fixed wireless, enhanced services (including internet), long distance, and, to businesses only, dedicated and switched local phone services.

          The Company is responsible for the quality, pricing and packaging of its wireless service for each of the domestic wireless telephone systems and the Puerto Rico integrated communication system. The Company offers several pricing plans and customers are able to choose the plan that best fits their calling needs. The plans combine different charges for monthly access, usage, custom calling features and, in some cases, varying amounts of pre-paid minutes of usage.

          The Company also generates revenue from subscribers of other wireless telephone systems when such subscribers ("roamers") place or receive calls on its systems. Reciprocal agreements between the Company and other wireless telephone system operators allow their respective subscribers to place calls in most service areas throughout the country and Puerto Rico.

          The Company offers for sale or lease to its customers a wide variety of wireless telephones, including mobile, transportable and fully portable wireless telephones. The Company generally has offered significant discounts on wireless telephones in an effort to attract domestic customers.

MARKETING

          The Company's marketing objective is to increase its customer base, increase usage and reduce subscriber cancellations. The current marketing strategy emphasizes continued net subscriber growth and targets customers who are likely to generate higher monthly revenues. However, as a result of broader acceptance of wireless telephone and the continued decline in the cost of wireless equipment, subscribers may be drawn from an increasingly wider range of occupations and demographics. In marketing wireless telephone service, the Company stresses the quality of its wireless telephone service, easy and rapid access to telephone services, competitive prices, state-of-the-art features, and the local presence of its customer service representatives and technical staff (see "Customer Service"). In areas where the domestic wireless telephone systems are in markets adjacent or proximate to one another, the Company offers wider home calling areas, enabling subscribers to make calls in a larger geographic area without incurring roaming fees. The Company uses a variety of television, billboard, radio and newspaper advertising to stimulate interest in telephone service.

          The Company uses both its own internal sales force and independent agents, dealers and resellers to obtain customers for wireless telephone service in the domestic wireless telephone systems and the Puerto Rico integrated communication system. The Company's internal sales force of over 900 employees is paid on a salary plus commission basis. Sales commissions are structured to take into account the rate plan selected, and for the domestic wireless telephone system, the length of the subscriber's contract and the type of wireless telephone sold. The Company also maintains an ongoing training program to improve the effectiveness of its internal sales force. The Company's dealers are independent contractors paid solely on a commission basis, and include entities whose principal business is selling wireless telephones as well as other entities whose customers may become wireless telephone users, such as office supply stores, car stereo companies, auto parts stores, appliance stores and department stores.

CUSTOMER SERVICE

          The Company is committed to assuring consistently high quality customer service. Each of the domestic wireless telephone systems and the Puerto Rico integrated communication system has a local staff, including a manager, customer service representatives and technical engineering staff. The Company has established local customer support facilities in all the domestic wireless telephone systems and the Puerto Rico integrated communication system, and customers are able to report wireless telephone service problems to a local office 24 hours a day. The Company believes that by having local offices and customer support facilities it is better able to service customers and monitor the technical quality of the Domestic wireless telephone systems and the Puerto Rico integrated communication system.

SYSTEM CONSTRUCTION, OPERATION AND DEVELOPMENT

          Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on total capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial coverage and capacity. Most of the domestic systems were upgraded during the summer of 1999 to offer digital services and currently support both digital and analog wireless service.

          The Company hires consulting engineers and telecommunications general contractors to assist the Company's internal technical personnel in the design and management of the construction and expansion of each of the domestic wireless telephone systems and Puerto Rico integrated communication system. By doing so, the Company believes it improves the overall system engineering and construction quality and reduces the expense and time required to make and keep the systems operating at a high level of technical quality.

          In accordance with its strategy of developing market clusters, the Company has selected wireless switching systems that are capable of serving multiple markets with a single switch. Where the Company has deemed it appropriate, the Company has implemented microwave links and fiber interconnection in the domestic wireless telephone systems and Puerto Rico integrated communication system, which provides ongoing cost efficiency and generally improves system reliability.

          The construction of the Company's Puerto Rico integrated communication system is capital intensive, in part because numerous low power PCS base station transmitters are required to provide coverage to the licensed area. The Company continues to invest in response to rapid growth. A second switch was installed in 1999 and cell sites have been upgraded to provide additional capacity. The Company is a participant in the ARCOS I and Americas II undersea cables linking Puerto Rico, the United States mainland and Latin America. ARCOS I is expected to be operational in the fourth quarter of the year 2000 and Americas II is expected to be operational in January 2000. Centennial's participation in these undersea cables is expected to yield cost savings for the Company.

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

FISCAL 1999 DISPOSITION

          On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13.5 million in cash. The Company recorded a pre-tax gain of approximately $7.6 million in relation to the sale of this investment interest.

FISCAL 2000 ACQUISITION

          On June 28, 1999, the Company entered into an agreement to acquire 100% of the ownership interests in a partnership owning the wireless telephone system serving the Allegen, Michigan RSA. The Allegen market represents approximately 100,000 Net Pops. The Company has agreed to a purchase price of approximately $34 million in cash and stock, subject to adjustment. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the relevant regulatory approvals. The Company anticipates completing this acquisition in October 1999.

COMPETITION

          COMPETITION FROM OTHER WIRELESS SYSTEMS. The FCC grants two 25 MHz licenses to operate cellular telephone systems in each of 306 MSAs and of 428 RSAs. The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas ("MTAs") and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas ("BTAs"), which are component parts of MTAs. The FCC has granted licenses to eight companies (including Centennial) to provide wireless telephony services in all or part of our service areas. The Company currently holds cellular licenses in 29 MSAs and RSAs, and one broadband PCS license in the Puerto Rico MTA. The Company's systems compete directly with both cellular and broadband PCS licensees in each market on the basis of quality, price, area served, services offered and responsiveness of customer service. The Company also may be placed at a competitive disadvantage with the other licensees in a market if such licensees provide wireless telephone service in adjacent markets.

          Our main competitors for wireless services in the Puerto Rico market are Cellular Communications of Puerto Rico, Inc. ("CCPR") and the Puerto Rico Telephone Company ("PRTC"). CCPR recently announced their agreement to be acquired by SBC Communications Inc. and Telefonos de Mexico subject to obtaining regulatory approval. In March 1999, the GTE Group ("GTE") acquired PRTC. Both competitors were earlier entrants into the Puerto Rico wireless market and have greater resources than we do. They currently hold subscriber market shares of approximately 49% and 34%, respectively. CCPR and PRTC offer cellular service based on both analog and digital technology. We offer digital service in Puerto Rico.

          We expect increased competition in the wireless market from other broadband personal communication services license holders. They include ClearComm L.P., which through a joint venture with Telefonica Larga Distancia ("TLD"), a subsidiary of Telefonica Internacional S.A., is expected to enter the wireless market shortly. In June 1999, TeleCorp PCS Inc., an affiliate of AT&T Corp., doing business as SunCom, entered the Puerto Rico marketplace as the second PCS entrant.

          PRTC is also our primary competitor for traditional wireline telephone service. We also expect to have competition from CCPR, Telefonica Espana and resellers of PRTC's network. GTE may make changes to improve its competitive position in Puerto Rico. Any increase in our market presence for wireline communication services will depend upon our ability to obtain customers that are underserved by PRTC or looking for an alternative.

          Many of the Company's competitors are larger and may have access to more substantial financial resources than the Company. These competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T Wireless, among others.

          COMPETING TECHNOLOGIES. Competition from entities using communications technologies comparable to cellular service is developing more slowly because we are in rural and small city areas. Competing technologies or any new technologies may provide significant competition for our domestic wireless telephone systems. New technologies that are comparable to cellular service include:

          o  personal communications services
          o  ESMR and
          o  satellite-based services

          Many personal communication services licensees who will compete with us have access to substantial capital resources. In addition, many of these companies, or their affiliates, already operate large cellular telephone systems and thus bring significant wireless experience to this new marketplace.

          ESMR is a two-way wireless communications service that incorporates characteristics of cellular technology, including many low-power transmitters and connection with the network that provides traditional telephone services. ESMR service may compete with cellular service by providing digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. Nextel Communications, Inc. is the primary provider of such services today.

          The FCC has issued a number of licenses for satellite-based services that would enable subscribers to access mobile communications systems throughout the world. Additional proposals for the provision of satellite services remain pending with the FCC and foreign regulatory bodies must approve certain aspects of some satellite systems.

REGULATION

          FEDERAL REGULATION. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the cellular, PCS, paging, conventional mobile telephone systems and SMR systems operated by the Company are licensed and regulated by the FCC as Commercial Mobile Radio Service ("CMRS") facilities. Currently, the FCC limits entities to holding licenses for a total of 45 MHz of licensed CMRS spectrum in any given market area, although the FCC is considering modifying or removing this restriction.

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

          The FCC's rules prohibit CMRS licensees from imposing restrictions on the resale of wireless service by parties who purchase blocks of telephone numbers from an operational system and then resell them to the public. This prohibition expires on November 24, 2002.

          The FCC also regulates a number of other aspects of the operation and ownership of CMRS systems. There can be no assurance that any FCC requirements currently applicable to the Company's CMRS systems will not be changed in the future.

          STATE AND LOCAL REGULATION. Under the Communications Act, no state may regulate the entry of CMRS providers, such as the Company, or the rates charged for CMRS service. However, they can regulate other terms and conditions of service.

          The siting and construction of the CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a FCC CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and MTSO locations.

          RECENT FEDERAL AND STATE LEGISLATION. The Telecommunications Act of 1996 (the "1996 Act"), contains significant provisions aimed, in part, at opening local telecommunications markets to competition. These provisions govern, among other telecommunications matters, the removal of market-entry barriers and impose on incumbent local exchange carriers ("ILECs") duties to negotiate, in good faith, reasonable and nondiscriminatory interconnection agreements and access to unbundled network elements at any technically feasible point within the carrier's network. The 1996 Act encourages competition through provisions governing resale, number portability, dialing parity, access to right-of-ways and numbering administration.

          The overall impact of the 1996 Act on the business of the Company is unclear and will likely remain so for the foreseeable future. The Company has benefited from reduced costs in acquiring required communications services, such as ILEC interconnection. However, other provisions of the 1996 Act relating to interconnection, telephone number portability, equal access and resale could subject the Company to increased competition.

          Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the "Puerto Rico Act"), intends to open the Puerto Rico telecommunications market to competition and, among other things, it establishes the Puerto Rico Telecommunications Regulatory Board (the "Board") which has been given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers. On December 12, 1996, the Board assumed jurisdiction over all intra-island telecommunications matters. The Puerto Rico legislature is currently considering legislation to amend the Puerto Rico Act.

          FCC AND STATE PROCEEDINGS. The 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement has the potential of creating benefits for the Company's CMRS and other telecommunications businesses. In August 1996, the FCC issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephony services from both facilities-based and non-facilities-based competitors, including cellular and paging operators. The rules address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that ILECs must begin paying the Company and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. On appeal, in January 1999, the U.S. Supreme Court largely upheld the FCC's rules.

          Decisions relating to Universal Service and access charge reform have also been released by the FCC. These decisions have been appealed. The Fifth Circuit Court of Appeals reversed and remanded the FCC rules pertaining to Universal Service. Among other things, the Fifth Circuit upheld the authority of the FCC to create a special fund to subsidize telecommunications and internet services for schools and libraries, but held that the FCC could not use intra-state revenue as a source of funds to support the Schools and Library Fund, thus creating a greater burden on interstate revenues. The Fifth Circuit held that ILECs could not use access charges that are assessed on long distance carriers to subsidize Universal Service obligations.

          On December 26, 1996, the Company, on behalf of its PCS subsidiary, filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's PCS network with PRTC's landline telephone network. On January 21, 1997, the Company filed a petition with the Board seeking arbitration of the many unresolved issues in the negotiation with PRTC for interconnection of the Company's fiber optic network with PRTC's landline telephone network. Subsequently, in March 1997, the Company and its PCS subsidiary successfully negotiated interconnection agreements with PRTC covering most of the unresolved issues. Those agreements, which reflect considerably lower interconnection rates than those PRTC had been charging, have been approved by the Board and were in effect from April 1997 to April 1999. On February 16 and 17, 1999, the Company's PCS and landline subsidiaries arbitrated their second interconnection agreement with PRTC and entered into an agreement on March 27, 1999 pursuant to the arbitrator's decision. The Company filed for reconsideration of the arbitrator's findings with the Puerto Rico Telecommunications Board. On July 23, 1999, the Board rendered a decision under which the Company will benefit from being assessed lower interconnection charges for a broader range of calls than originally permitted by the arbitrator. (Under federal law, all calls from the Company's wireless customers to PRTC's customers are already subject to lower charges). However, the Company will not be entitled to compensation for its construction of diverse routing (which enhances reliability) between its facilities and PRTC's facilities.

DIGITAL WIRELESS TECHNOLOGY

          The wireless industry currently is converting rapidly from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services.

          The Company has upgraded its cellular telephone systems from analog to digital technology and provides digital cellular telephone service in most of its cellular telephone markets. The implementation of digital technology increases capacity and responds to subscriber demand for longer battery life, secure and confidential communications, the introduction of new cellular telephone services such as calling line identification, and the delivery of data communications.

          The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. In addition, since most of the Company's existing domestic subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

EMPLOYEES

          The Company had approximately 1,726 employees as of May 31, 1999. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

          The Company leases office space at 1305 and 1325 Campus Parkway, Neptune, New Jersey, where it has its principal corporate office. The Company also leases office space at 1415 Wyckoff Road, Farmingdale, New Jersey.

          The properties for switch and cell sites in the domestic wireless telephone systems and the Puerto Rico wireless telephone system are either owned (approximately 16%) or leased (approximately 84%), typically under short-term leases, by the Company or one of its subsidiaries or the partnership, joint venture or corporation which holds the construction permit or license (in the case of the domestic wireless telephone systems in which the Company has a minority interest).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of Centennial's shareholders during the fiscal quarter ended May 31, 1999.

DIRECTORS AND EXECUTIVE OFFICERS OF CENTENNIAL

          The names, ages and positions of the executive officers and directors of Centennial are listed below along with their business experience during at least the past five years.

          Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Each director is elected annually and serves until their successors are duly elected and qualified. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of the Company.

          MICHAEL J. SMALL, 41, is President, Chief Executive Officer and a director of Centennial. He joined Centennial upon the consummation of the merger. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360 Degree Communications Company (now a subsidiary of ALLTEL Corporation) since 1995. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

          PETER W. CHEHAYL, 51, became Senior Vice President, Treasurer and Chief Financial Officer of Centennial. He joined Centennial upon the consummation of the merger. Prior to joining Centennial, Mr. Chehayl was the Vice President and Treasurer of 360 Degree Communications Company (now a subsidiary of ALLTEL Corporation) since 1996. From 1991 to 1996, he served as Vice President-Capital Markets at Sprint Corporation.

          PHILLIP H. MAYBERRY, 46, has been President - Domestic Operations of Centennial since January 1999 and was Senior Vice President-Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

          KARI L. JORDAN, 45, has been President-Caribbean Operations of Centennial since January 1999. She joined Centennial in January 1998 as Senior Vice President of International Operations from PrimeCo Communications L.P. where she was responsible for the operations of the North Texas MTA. From 1990 to January 1997, Ms. Jordan worked at US Cellular as Vice President of Business Development. During her tenure at US Cellular, Ms. Jordan also served as Vice President of National Operations and Regional General Manager.

          THOMAS R. COGAR, Jr., 42, has been Senior Vice President and Chief Technology Officer- Domestic Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc. in various technical capacities, most recently as Northeast Manager of Technical Operations.

          MICHAEL MARRERO, 37, has been Senior Vice President - Engineering (Puerto Rico) and Chief Technology Officer- Puerto Rico Operations of Centennial since March 1999. He joined Centennial in April 1995 as Director of Technical Operations and was appointed Vice President - Engineering (Puerto Rico) in April 1997. Prior to joining Centennial, Mr. Marrero served as the Manager of Strategic Planning for the PRTC from May 1988 to April 1995. Prior to 1987, Mr. Marrero served in various capacities at Bell Corp.

          THOMAS E. BUCKS, 43, has been Senior Vice President - Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager - Financial Analysis and Planning.

          JOHN H. CASEY, III, 43, has been Senior Vice President - Administration of Centennial since July 1997 and served as Vice
President-Operations from January 1995 to June 1997. He was a Regional Manager of Centennial from January 1991 to December 1994. From August 1989 to December 1990, Mr. Casey was employed by McCaw Cellular One as a district general manager.

          THOMAS E. MCINERNEY, 57, is a director and the Chairman of the board of directors of Centennial. He has served as a managing member or general partner of the respective sole general partners of WCAS VIII and other associated investment partnerships since 1986. He is a director of The Cerplex Group, Inc., The BISYS Group, Inc., MEDE America Corporation and several private companies.

          ANTHONY J. DE NICOLA, 34, is a director of Centennial. He has served as a managing member or general partner of the respective sole general partners of WCAS VIII and other associated investment partnerships since 1994. Previously, Mr. de Nicola worked for William Blair & Co. for four years financing middle market buyouts. He is a director of MEDE America Corporation and several private companies.

          RUDOLPH E. RUPERT, 33, is a director of Centennial. In April, 1999 he became a managing member or general partner at the respective sole general partners of WCAS VIII and other associated investment partnerships. He was a Vice President of the investment adviser to WCAS VIII and other associated investment partnerships from 1997 to April, 1999. From 1994 to 1997, he worked at General Atlantic Partners where he was involved in the information technology industry. From 1987 to 1992, he worked for Lazard Freres and Company. Mr. Rupert is a director of several private companies.

          MARK T. GALLOGLY, 42, is a director of Centennial. He is a member of the limited liability company that acts as the general partner of Blackstone Capital Partners, L.P. and its affiliates. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a member of the boards of directors of Intermedia Partners VI, L.P., CommNet Cellular Inc. and TWFanch-One Co.

          LAWRENCE H. GUFFEY, 30, is a director of Centennial. He is a Managing Director of The Blackstone Group, L.P., with which he has been associated since 1991. He is a member of the board of directors of CommNet Cellular Inc. and TWFanch-One Co.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION AND HOLDERS

          Centennial's class A common stock has been traded in The Nasdaq Stock Market ("Nasdaq") under the symbol CYCL since December 3, 1991. The following table lists the high and low sale prices of the class A common stock reported on Nasdaq for the fiscal quarters indicated.

                                               HIGH             LOW

1998

First Quarter                                $  6.04         $  4.29
Second Quarter                                  7.04            5.25
Third Quarter                                   7.38            6.00
Fourth Quarter                                 11.77            5.50

1999

First Quarter                                  13.83           11.21
Second Quarter                                 13.46            7.33
Third Quarter                                  35.38           13.17
Fourth Quarter                                 76.75           30.50

2000

First Quarter (through July 30, 1999)          49.50           34.88

          As of July 30, 1999, there were approximately 117 record holders of Centennial's class A common stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

DIVIDEND POLICY

          Centennial has not paid any cash dividends on its common stock and currently intends for the foreseeable future to retain all cash inflows generated for use in the Company's business. Centennial is effectively prohibited from paying cash dividends on its common stock by the provisions of the Company's credit facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 1999 was derived from the Company's audited Consolidated Financial Statements. The following information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                               Year Ended May 31,
                                                                               ------------------

                                                           1999            1998           1997            1996          1995
                                                           ----            ----           ----            ----          ----

STATEMENT OF OPERATIONS DATA

Revenues.........................................       $ 369,151       $ 235,816       $149,212        $108,110      $ 82,651

Recapitalization costs...........................          52,831               -              -               -             -

Operating income (loss)..........................          15,971         (14,986)       (27,868)        (23,196)      (31,198)

Loss before extraordinary item...................         (45,088)        (31,947)       (33,295)        (16,631)      (32,730)

Extraordinary loss on early extinguishment of debt,
  net of income taxes of ($16,698)...............         (35,079)              -              -               -             -

Net loss.........................................       $ (80,167)      $ (31,947)      $(33,295)       $(16,631)     $(32,730)
                                                        =========       =========       ========        ========      ========

Dividend requirements on Preferred Stock.........       $   9,906       $  16,451       $ 15,948        $ 13,590      $ 12,634
                                                        =========       =========       ========        ========      ========

Loss applicable to common shares.................       $ (90,073)      $ (48,398)      $ 49,243)       $(30,221)     $(45,364)
                                                        =========       =========       ========        ========      ========



Basic and diluted earnings per share:

Loss before extraordinary item.......................   $   (1.20)      $  (0.84)       $  (0.82)       $  (0.51)     $  (0.90)
                                                          ========      ========        ========        ========      ========
Extraordinary loss on early extinguishment of debt...   $   (0.76)      $      -        $      -        $      -      $      -
                                                          ========      ========        ========        ========      ========
Net loss applicable to common shares.................   $   (1.96)      $  (0.84)       $  (0.82)       $  (0.51)     $  (0.90)
                                                          ========      ========        ========        ========      ========
Weighted average number of basic common shares
   outstanding during the period.....................       46,032        57,455          59,714          59,222        50,476
                                                          ========      ========        ========        ========      ========

BALANCE SHEET DATA

Total assets.........................................   $ 986,281       $847,417        $844,850        $785,812      $844,384

Long-term debt.......................................   1,459,295        510,000         429,000         350,000       350,000

Redeemable Preferred Stock...........................           -        193,539         193,539         189,930       176,340

Common stockholders' equity (deficit)................    (602,978)        40,409         112,882         160,006       188,831




See Notes 13 and 14 of the fiscal 1999 consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company. See Notes 1 and 2 of the fiscal 1999 consolidated financial statements regarding a change in accounting estimate made during fiscal 1999.

Years prior to fiscal 1999 have been restated to give effect to the three-for-one stock split distributed on January 13, 1999 in the form of a stock dividend.

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

          Pursuant to the terms of the merger agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the "Merger Agreement"), at the time of the Merger, (i) the Company's outstanding class A common stock was converted into the right to receive $13.83 per share (adjusted for a three for one stock split for holders' of record on January 8, 1999) in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger, (ii) the Company's outstanding class B common stock was converted into the right to receive $13.83 per share in cash, and (iii) all outstanding convertible redeemable preferred stock and second series convertible redeemable preferred stock were converted into the right to receive $13.83 per share in cash on an as-converted basis. Holders of class A common stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

          Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the option prior to the effective time of the Merger.

          The Company recorded one-time charges of $52,831 for the fiscal year ended May 31, 1999 as recapitalization costs. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation.

          The Company is in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different technologies. Since August 1988, the Company has acquired twenty-nine wireless telephone markets in the United States that it owns and manages ("Domestic"). In addition, the Company acquired one of two Metropolitan Trading Areas ("MTA") licenses to provide broadband personal communications services ("PCS") in the Commonwealth of Puerto Rico and the U.S. Virgin Islands ("PCS Wireless"). The Company also participates in the alternative access business in Puerto Rico ("Wireline", and collectively with PCS Wireless, Centennial de Puerto Rico). The Company wholly owns Centennial de Puerto Rico. In December 1996, the Company began providing wireless telephone services in Puerto Rico.

          The Company must continue to adapt its business to technological, competitive and economic changes. It is dependent on its ability to increase its number of subscribers, net of cancellations, and to achieve acceptable revenue per subscriber levels in increasingly competitive markets.

          The Company is highly leveraged. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems, to build-out its Puerto Rico telecommunications network and to pay debt service. Historically, the Company has been dependent upon borrowings, the issuance of its equity securities and operating cash flow to provide funds for such purposes. There can be no assurance that it will continue to have access to such sources of funds.

YEAR ENDED MAY 31, 1999 AND MAY 31, 1998

          Revenue for the year ended May 31, 1999 was $369,151, an increase of $133,335 or 57% over revenue of $235,816 for the year ended May 31, 1998.

          Total Domestic service revenue, excluding roaming usage, increased $34,466 to $153,615 representing a 29% increase from the year ended May 31, 1998, primarily due to an increase in subscribers. Domestic roamer usage increased to $83,336 or 42% over roamer revenues of $58,850 for the year ended May 31, 1998, primarily due to an increase in usage of $34,055 partially offset by a decrease in the rate per minute of $9,569. Total PCS Wireless service revenue increased $55,957 or 111% to $106,224. This increase reflects PCS Wireless subscriber growth of $68,197, partially offset by lower subscriber pricing of $12,240. Total Wireline service revenue increased by $14,895 to $17,726.

          The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current year.

          Wireless subscribers at May 31, 1999 were approximately 454,100, an increase of 41% from the 322,200 subscribers at May 31, 1998. Increases from new activations of 242,500 were offset by subscriber cancellations of 110,600. The cancellations experienced by the Company are primarily the result of competitive factors and non-payment. Domestic had approximately 320,600 and 252,700 subscribers at May 31, 1999 and 1998, respectively. PCS Wireless had approximately 133,500 and 69,500 subscribers at May 31, 1999 and 1998, respectively, and, as a result, accounted for approximately 49% of the net increase in subscriptions.

          Consolidated revenue per subscriber per month, based upon an average number of subscribers, was $74 for the year ended May 31, 1999, as compared to $72 for the year ended May 31, 1998. The average monthly revenue per subscriber for the year ended May 31, 1999 was approximately $69 in the Domestic markets and approximately $89 for PCS Wireless. The Company expects that revenue per subscriber will be impacted by competition and lower reciprocal per minute roaming rates with other wireless carriers.

          Cost of equipment sold increased during the year ended May 31, 1999, primarily due to an increase in the number of telephone units sold.

          Cost of services increased during the year ended May 31, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Company's network.

          Sales and marketing expenses increased during the year ended May 31, 1999, primarily due to the increase in gross subscriber additions.

          General and administrative expenses increased during the year ended May 31, 1999, primarily due to increased costs to support the expanding subscriber base.

          Earnings before interest, taxes, depreciation, amortization, extraordinary items, income from equity investments, gain (loss) on disposition of assets, allocations to minority interests in consolidated subsidiaries and recapitalization costs ("Adjusted EBITDA") for the year ended May 31, 1999 was $183,498, an increase of $84,290 or 85% over the year ended May 31, 1998. Adjusted EBITDA for Domestic was $127,431, an increase of $40,761 over the year ended May 31, 1998. Adjusted EBITDA for Centennial de Puerto Rico was $56,067, an increase of $43,529 over the year ended May 31, 1998. Adjusted EBITDA is presented because it is a financial indicator used in the telecommunications industry. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of Adjusted EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

          The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its existing business continues. In addition, the Company expects that the continued development of its markets as well as its participation in the Puerto Rico telecommunications business will contribute to a continued increase in the level of expenses.

          Depreciation and amortization for the year ended May 31, 1999 was $114,696, an increase of $502 or less than 1% over the year ended May 31, 1998. The increase results from capital expenditures made during fiscal 1999 and 1998 in connection with the development and network expansion of the Company's wireless telephone systems and the purchase of PCS phones in Puerto Rico. The increase related to such capital expenditures was largely offset by the effect of the Company prospectively changing the amortization period for its cellular telephone licenses and the difference between the cost of its equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. The Company changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $11,989 for the year ended May 31, 1999. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also partially offset the increase in depreciation and amortization. Depreciation and amortization related to Centennial de Puerto Rico increased by $14,622 over the year ended May 31, 1998.

          Operating income for the year ended May 31, 1999 was $15,971, an increase of $30,957 from the loss of $14,986 for the year ended May 31, 1998. Included in operating income for the year ended May 31, 1999 was $52,831 of recapitalization costs incurred in connection with the Merger. The operating loss for Centennial de Puerto Rico was $4,841 and $20,254 for the years ended May 31, 1999 and 1998, respectively. The operating loss for Centennial de Puerto Rico includes $13,494 of recapitalization costs for the year ended May 31, 1999.

          During the year ended May 31, 1999, the Company sold its investment interest in the wireless telephone system serving the Coconino, Arizona RSA for a cash purchase price of $13,500. The Company recognized a gain of $7,608 as a result of the sale (see "Acquisitions, Exchanges, and Dispositions"). In addition, the Company recognized a net gain of $423 upon the disposition of fixed assets during fiscal 1999.

          Net interest expense was $87,693 for the year ended May 31, 1999, an increase of $44,223 or 102% from the year ended May 31, 1998. Gross interest costs for the years ended May 31, 1999 and May 31, 1998 were $92,102 and $45,155, respectively. The increase in interest expense reflects an increase in long-term debt of $953,795 from May 31, 1998. On January 7, 1999 the Company utilized a portion of these additional borrowings to repay existing debt, including the early extinguishment of 99.5% of its Senior Notes due in 2001 and 2004. The increase in long-term debt is also the result of additional borrowings related to the recapitalization of the Company, working capital needs and capital expenditures related to the buildout of Centennial de Puerto Rico's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the year ended May 31, 1999 was $883,791, an increase of $413,375 as compared to the average debt level of $470,416 during the year ended May 31, 1998. The Company's weighted average interest rate increased to 10.42% for the year ended May 31, 1999 from 9.60% for the year ended May 31, 1998.

          After loss attributable to minority interests in subsidiaries for the year ended May 31, 1999, a pretax loss, before extraordinary items, of $51,908 was incurred, as compared to a pretax loss of $45,544 for the year ended May 31, 1998. The income tax benefit was $6,820 for the year ended May 31, 1999. The tax benefits are non-cash in nature.

          The loss before extraordinary item of $45,088 for the year ended May 31, 1999 represents an increase of $13,141 from the loss before extraordinary item of $31,947 for the year ended May 31, 1998. The Company had a $35,079 extraordinary loss on the early extinguishment of debt, net of income taxes of $16,698 for the year ended May 31, 1999. These factors resulted in a net loss of $80,167 for the year ended May 31, 1999, which represents an increase of $48,220 or 151% from the net loss of $31,947 for the year ended May 31, 1998. Centennial de Puerto Rico accounted for 26% of the consolidated net loss for the year ended May 31, 1999 as compared to 96% for 1998.

YEAR ENDED MAY 31, 1998 AND MAY 31, 1997

          Revenue for the year ended May 31, 1998 was $235,816, an increase of $86,604 or 58% over revenue of $149,212 for the year ended May 31, 1997.

          Total Domestic service revenue, excluding roaming usage, increased $31,392 to $119,149 representing a 36% increase from the year ended May 31, 1997, primarily due to an increase in subscribers. During the year ended May 31, 1998, Domestic roamer usage increased to $58,850 or 11% over roamer revenues of $52,917 for the year ended May 31, 1997, primarily due to an increase in usage of $14,830 partially offset by a decrease in the rate per minute of $8,897. Centennial de Puerto Rico accounted for $47,418 or 56% of the increase in service revenue. The year ended May 31, 1998 represented the first full year of operations for Centennial de Puerto Rico. Total PCS Wireless service revenue increased $44,786 to $50,267. This increase in service revenue for Centennial de Puerto Rico also reflects Wireline revenue growth of $2,631 to $2,831.

          The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone units sold during the current year.

          Wireless subscribers at May 31, 1998 were approximately 322,200, an increase of 58% from the 203,900 subscribers at May 31, 1997. Increases from new activations of 191,400 were offset by subscriber cancellations of 73,100. The cancellations experienced by the Company are primarily the result of competitive factors. Domestic had approximately 252,700 and 187,000 subscribers at May 31, 1998 and 1997, respectively. PCS Wireless had approximately 69,500 and 16,900 subscribers at May 31, 1998 and 1997, respectively, and, as a result, accounted for 44% of the net increase in subscriptions.

          Consolidated revenue per subscriber per month, based upon an average number of subscribers for the year ended May 31, 1998, was $72 as compared to $74 for the year ended May 31, 1997. The average monthly revenue per subscriber was approximately $68 in the Domestic markets and approximately $92 for PCS Wireless.

          Cost of equipment sold increased during the year ended May 31, 1998, primarily due to an increase in the number of telephone units sold and higher phone costs for Centennial de Puerto Rico. These increases were partially offset by a general decline in the wholesale prices of telephones.

          Cost of services increased during the year ended May 31, 1998 primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Company's network.

          Sales and marketing expenses increased during the year ended May 31, 1998, primarily due to the increase in gross subscriber additions.

          General and administrative expenses increased during the year ended May 31, 1998, primarily due to increased costs to support the expanding subscriber base.

          Recurring EBITDA for the year ended May 31, 1998 was $99,208, an increase of $43,356 or 78% over the year ended May 31, 1997. Recurring EBITDA for the Domestic operations was $86,670, an increase of $22,393 over the year ended May 31, 1997. Recurring EBITDA for Centennial de Puerto Rico was $12,538, an increase of $20,963 over the year ended May 31, 1997.

          Depreciation and amortization for the year ended May 31, 1998 was $114,194, an increase of $30,474 or 36% over the year ended May 31, 1997. The increase resulted from capital expenditures made during fiscal 1998 and 1997 in connection with the development and network expansion of the Company's wireless telephone systems. Depreciation and amortization related to Centennial de Puerto Rico accounted for $26,464 or 87% of the increase.

          The operating loss for the year ended May 31, 1998 was $14,986, a decrease of $12,882 or 46% from the loss of $27,868 for the year ended May 31, 1997. The operating loss for Centennial de Puerto Rico was $20,254 and $14,753 for the years ended May 31, 1998 and 1997, respectively.

          Net interest expense was $43,470 for the year ended May 31, 1998, an increase of $11,902 or 38% from the year ended May 31, 1997. Interest expense for the year ended May 31, 1997 was reduced by $2,752 of capitalized interest charges related to the acquisition cost of the Company's Puerto Rico PCS license during the pre-operational stage of the business. Gross interest costs for the year ended May 31, 1998 and 1997 were $45,155 and $36,131, respectively. The increase in gross interest costs reflects additional borrowings for working capital, debt service and capital expenditures related to the buildout of Centennial de Puerto Rico's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the year ended May 31, 1998 was $470,416, an increase of $95,523 as compared to the average debt level of $374,893 during the year ended May 31, 1997. The increase in average debt outstanding is principally related to the $76,000 in additional borrowings for Centennial de Puerto Rico. The Company's weighted average interest rate decreased to 9.60% for the year ended May 31, 1998 from 9.64% for the year ended May 31, 1997.

          After income attributable to minority interests in subsidiaries for the year ended May 31, 1998, a pretax loss of $45,544 was incurred, as compared to a pretax loss of $40,590 for the year ended May 31, 1997. The income tax benefit was $13,597 for the year ended May 31, 1998. The tax benefits are non-cash in nature.

          The net loss of $31,947 for the year ended May 31, 1998 represents a decrease of $1,348 or 4% from the net loss of $33,295 for the year ended May 31, 1997. Centennial de Puerto Rico accounted for 96% of the consolidated net loss for the year ended May 31, 1998 as compared to 52% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended May 31, 1999, earnings were less than fixed charges by $64,128. Fixed charges consist of interest expense, including amortization of debt issue costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges includes non-cash charges of $114,696 relating to depreciation and amortization.

          As of May 31, 1999, the Company had $300,120 of property, plant and equipment (net) placed in service. During the year ended May 31, 1999, the Company made capital expenditures of $103,404, to continue the construction of its Centennial de Puerto Rico systems and its Domestic systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for Centennial de Puerto Rico were $65,496 for the year ended May 31, 1999, representing 63% of the Company's total capital expenditures. Centennial de Puerto Rico's capital expenditures included $38,941 to continue the buildout of the Company's PCS network infrastructure and $26,555 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. During fiscal year 2000, the Company anticipates capital expenditures in its Domestic systems of approximately $35,000. The Company currently estimates that the cost to continue the expansion of its Puerto Rico network infrastructure and purchase telephone units through fiscal 2000 will be approximately $80,000. This acceleration is related to the growth the Company has experienced in its Centennial de Puerto Rico business. Amounts required to finance the Company's capital expenditures are expected to come primarily from cash flow generated from operations with the remainder coming from borrowings under the Company's existing revolving credit facility. The Company may seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

          In connection with the Merger, the Company and certain of its subsidiaries entered into a credit facility ("Credit Facility") with Merrill Lynch Capital Corporation, Bank of America, the Chase Manhattan Bank, The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc. and certain other financial institutions. The Credit Facility consists of three term loans in the aggregate principal amount of $900,000, and a revolving credit facility with an aggregate principal amount of $150,000, of which $897,750 and $36,000, respectively, were outstanding as of May 31, 1999. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the LIBOR rate plus the applicable margin. The maximum applicable margin for the term loans ranges between 3.00% and 3.75% above LIBOR. The Company has the ability to choose between various LIBOR rates at the interest reset dates. The weighted average LIBOR rate at May 31, 1999 was 4.99%. Based upon the Company's leverage ratio after the delivery of certain financial statements after May 31, 1999, the applicable margin for portions of the term loans and the revolving credit facility was reduced by 0.25% to 0.50%, effective July 7, 1999. The Company's common stock in its subsidiaries is pledged as collateral for the debt.

          In connection with the Merger, an affiliate of WCAS VIII purchased $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ("Mezzanine Debt"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

          The Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Approximately $57,500 of the proceeds from this offering was used to purchase a portfolio of government securities that has been pledged for the benefit of holders of the senior subordinated notes to pay the first three interest payments on the notes. These investments, which include government securities and overnight investments at May 31, 1999, are recorded as restricted investments on the Company's consolidated balance sheet.

          Under the above debt agreements, the Company is required to maintain certain financial and operating covenants, is restricted in its use of borrowing, and is limited in its ability to pay dividends and incur additional indebtedness. The Company was in compliance with all covenants of their debt agreements at May 31, 1999.

          Additionally, in connection with the Merger, the Company consummated tender offers to repurchase its two outstanding public debt issuances (the "Debt Offers"). At the expiration of the Debt Offers, the Company paid consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. The cost to the Company of the redemption, including accrued interest, premium and expenses were $396,812. In conjunction with the Merger the Company wrote off the debt issuance costs related to the extinguished debt. The Company recognized an extraordinary loss of $35,079, net of income taxes of $16,698 for the early extinguishment of the Senior Notes.

          Prior to the Merger, a wholly owned subsidiary of the Company had a $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). The interest rate payable under the Puerto Rico Credit Facility was based, at the election of the Company, on (a) the base rate, as defined, plus a margin of 1.50% or (b) the Eurodollar base rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

          Additionally, prior to the Merger, the Company had a $75,000 domestic revolving credit facility (the "Domestic Credit Facility"). The interest rate payable on the Domestic Credit Facility was based, at the election of the Company, on (a) the base rate, as defined, plus a margin of 2%, or (b) the Eurodollar base rate, as defined, plus a margin of 3.00%.

          Prior to the Merger, the Company had outstanding two classes of preferred stock. During the years ended May 31, 1999, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $9,906, $12,338 and $8,226, respectively.

          During the years ended May 31, 1999 and 1998, the Company purchased 23,501 and 4,630,200 shares of its class A common stock for an aggregate purchase price of $1,077 and $28,813, respectively. These shares have been accounted for as treasury shares. Subsequent to May 31, 1999, the Company has not directly purchased any additional shares of its class A common stock.

          In order to meet its obligations with respect to its operating needs, capital expenditures, and debt service obligations, it is important that the Company continue to improve operating cash flow. Increases in revenue will be dependent upon continuing growth in the number of subscribers and maximizing revenue per subscriber. The Company has continued the development of its managerial, administrative and marketing functions, and is continuing the construction of wireless systems in its existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, the Company's participation in the Puerto Rico telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of its Centennial de Puerto Rico operations, the Company expects that it will require additional cash investment to fund its operations over the next several years. The Puerto Rico telecommunications operations has been, and is expected to continue to be, highly competitive with the two existing wireless telephone providers, as well as the other Puerto Rico telecommunications license holders. There is no assurance that the Centennial de Puerto Rico operations will continue to generate cash flows or reach profitability.

          The following tables sets forth (in thousands), for the periods indicated, the Company's net cash provided by operating activities before interest payments (net cash provided), the Company's principal uses of such cash and the cash available for (required from) financing and investing activities:



                                                                            Years Ended May 31,
                                                                            -------------------
                                                              1999                               1998
                                                              ----                               ----
                                                                           % of net                            % of net
                                                                             cash                                cash
                                                             Amount        provided            Amount          provided
                                                             ------        --------            ------          --------
Net cash provided by Operating
     Activities                                           $ 144,178           73%             $54,771             56%
Interest paid                                                52,844           27%              42,738             44%
                                                          ---------          ----             -------            ----
Net cash provided                                         $ 197,022          100%             $97,509            100%
                                                          =========          ====             =======            ====

Principal uses of cash
Interest paid                                              $ 52,844           27%             $42,738             44%
Property, plant & equipment                                 103,404           52%             129,300            133%
                                                          ---------          ----             -------            ----
Total                                                     $ 156,248           79%            $172,038            176%
                                                          =========          ====            ========            ====
Cash available for (required from) other
     financing and investing activities
                                                          $  40,774           21%            $(74,529)           (76)%
                                                          =========          ====            ========            ====


          Net cash provided by operating activities for the year ended May 31, 1999 was sufficient to fund the Company's expenditures for property, plant and equipment of $103,404.

          The following table sets forth the primary cash flows provided by (used in) other financing and investing activities for the periods indicated:

                                                            Years Ended May 31,
                                                            -------------------
                                                            1999         1998
                                                            ----         ----

Proceeds from disposition of assets                    $     4,702    $      45
Proceeds from issuance of class A common stock             427,650          863
Proceeds from issuance of long-term debt                 1,484,500      216,000
Proceeds from shareholder note receivable                        -        3,000
Disposition of equity investment                            13,500            -
Distributions received from equity investments-net          10,958        9,322
                                                       -----------    ---------
Cash available                                         $ 1,941,310    $ 229,230
                                                       -----------    ---------

Acquisition of other assets                                 (2,200)      (6,178)
Repayment of long-term debt                               (531,643)    (135,000)
Debt issuance costs paid                                   (61,212)      (1,167)
Redemption of preferred stock                             (128,154)           -
Treasury stock purchases                                    (1,077)     (28,813)
Acquisition of equity investment                            (3,000)           -
Purchase of common stock in conjunction with the
     recapitalization                                   (1,052,436)           -
Recapitalization costs paid                                (45,575)           -
Premiums paid on early extinguishment of debt              (44,634)           -
Purchase of restricted securities-net                      (57,501)           -
Dividends paid                                             (18,131)     (12,338)
                                                          --------    ---------
Capital (needed) available for operations and capital
     expenditures                                       $   (4,253)   $  45,734
                                                        ==========    =========


          Based upon current market conditions and its current capital structure, the Company believes that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

          The Company's primary acquisition strategy is to acquire controlling ownership interests in wireless systems serving markets contiguous or proximate to its current markets. The Company's strategy of clustering its wireless operations in contiguous and proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint advertising and marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel. In addition to expanding its existing clusters, the Company also may seek to acquire interests in wireless systems in other geographic areas. The Company also may pursue other communications businesses related to its wireless telephone and other mobile service operations, as well as other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, or a combination thereof.

          On June 28, 1999, the Company entered into an agreement to acquire 100% of the ownership interests in a partnership owning the wireless telephone system serving the Allegan, Michigan RSA. The Allegan market represents approximately 100,000 net pops. The Company has agreed to a purchase price of approximately $34,000 in cash and stock, subject to adjustment. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the relevant regulatory approvals. The Company anticipates completing this transaction in October 1999.

          During fiscal 1999, the Company exercised its right to acquire the minority interests held by Century Federal, Inc. in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). All of the purchase price was allocated to cellular telephone licenses. As a result of these transactions, the Company owns 100% of these systems.

          On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 net pops, for $13,500 in cash. During fiscal 1999, the Company recorded a pre-tax gain of approximately $7,608 in relation to the sale of this Investment Interest.

          On September 12, 1996, the Company acquired 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA for approximately $35,000 in cash. The Benton Harbor market represents approximately 161,400 net pops.

COMMITMENTS AND CONTINGENCIES

          The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for up to 8,000,000 shares of its class A common stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of July 30, 1999, 4,239,231 shares remain available for future acquisitions.

          The Company has filed a shelf registration statement with the SEC for the issuance of $500,000 of the Company's debt securities which was declared effective by the SEC on April 6, 1995. The debt securities may be issued from time to time, in series, on terms to be specified in one or more prospectus supplements at the time of the offering. If so specified with respect to any particular series, the debt securities may be convertible into shares of the Company's class A common stock. As of July 30, 1999, $400,000 of debt securities remained available for issuance.

          The Year 2000 issue is the result of many computer programs being written abbreviating dates by using two digits rather than four digits in the year field. As a result, unless corrected, a computer program that has date sensitive software may recognize a date using "00" in the year field as 1900 rather than the year 2000. This could result in system failures and errors causing disruptions to various aspects of our business, including computer systems, voice and data networks and building infrastructures.

          The Company began a review of its computer systems and related software in fiscal 1998 to identify systems and software which might malfunction due to a misidentification of the year 2000. A committee consisting of members of senior management from various disciplines was formed and is meeting regularly to discuss the steps to be taken, and the results of steps that have been completed, to deal with any potential Year 2000 issues. The Company's plan to address the Year 2000 issue consists of six phases: (i) Awareness (ii) Assessment (iii) Remediation (iv) Testing (v) Implementation and (vi) Contingency Planning.

          For the Company's internal computer systems and software, the awareness and assessment phases have been completed and the remediation stage is in process. Testing and implementation are expected to be completed by September 1999.

          Most of the Company's customer-related computer systems and databases, including its billing systems, are managed by third parties under contractual arrangements. We have taken an active role in monitoring the progress of these third parties, including selective Year 2000 compliance testing. The Company has been informed by these third parties that their remediation efforts are in various stages with final completion anticipated in September 1999.

          For the local equipment used in the transmission and reception of all signals, the Company completed the awareness and assessment phases in 1998. Any remediation efforts that were necessary have since been completed and the Company believes this local equipment is Year 2000 compliant.

          The Company's systems are interconnected with various networks and systems operated by third parties, including landline communications networks, long-distance networks, the networks of other wireless service providers as well as public utilities. The operators of these networks and systems are responsible for addressing the Year 2000 issue in their own systems. The ability of the Company's systems to operate, including the ability to provide wireless service, is dependent upon these third party networks and systems being Year 2000 compliant. We have requested information from these vendors in order to determine to what extent we may be exposed to their failure to correct their own year 2000 problems. While many of these third parties have indicated to the Company that they are or anticipate being Year 2000 compliant prior to December 31, 1999, the Company cannot assure that these third parties will have taken the necessary corrective actions prior to the year 2000.

          We currently believe that the Company's worst case scenario with respect to the Year 2000 may involve the interruption of telecommunications or public utilities services and/or interruption of customer billing. Either or both of these events could have a material adverse effect on the Company's financial condition or results of operations.

          The Company has contingency plans in place for maintaining and restoring service in the event of a natural disaster, power failure or software-related interruption of service, and is working to utilize this experience in the development and implementation of its Year 2000 contingency plans. The Company's Year 2000 contingency plans will consist of the following: identifying teams that will be on site at the network operating centers at the time of the date change to monitor the networks and critical systems to react immediately to commence repairs; developing alternate plans for critical work processes in the event these processes experience Year 2000 disruptions; and developing alternate processes to support critical customer functions in the event mechanized processes experience Year 2000 disruptions. The Company anticipates having these Year 2000 contingency plans in place before December 31, 1999.

          The amounts expended to date by the Company related to Year 2000 compliance have not been material and have been expensed as incurred. The Company does not anticipate that future amounts to be expended related to Year 2000 compliance will be material or have an adverse effect on the Company's financial condition or results of operations.

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

NET LOSSES; STOCKHOLDERS' EQUITY (DEFICIT)

          The Company has reported net losses of $80,167, $31,947 and $33,295 for the fiscal years ended May 31, 1999, 1998 and 1997 respectively. Operating income (loss) was $15,971, $(14,986) and $(27,868) for the respective periods. Gross interest expense was $92,102, $45,155 and $33,379 for the respective periods. There can be no assurance that profitability will be achieved in the foreseeable future.

          Reflecting net losses in prior periods, the common stockholders' deficit as stated on the Company's consolidated balance sheet at May 31, 1999 was $602,978. The Company's assets, including its cellular telephone and PCS licenses, are recorded on its balance sheet at historical cost. The Company believes that the current fair value of such assets is significantly in excess of their historical cost.

LEVERAGE; CAPITAL REQUIREMENTS

          The wireless telephone business is capital intensive. The Company requires substantial capital to operate, construct, expand and acquire wireless telephone systems; to build out and operate its Puerto Rico Wireless Telephone System; and to service its debt. Historically, the Company has been dependent upon borrowings, operating cash flow and the issuance of its equity securities to provide funds for such purposes. The Company will be dependent on external financing measures to meet its operating, debt service, dividend and capital expenditure requirements. In connection with the Merger, the Company incurred additional indebtedness in the aggregate amount of approximately $976 million. Some additional measures which the Company may from time to time consider include, but are not limited to: bank financing, joint ventures, partnerships and public and private placement of its debt or equity securities.

          In recent years, the Company has incurred substantial indebtedness in connection with the acquisition, construction and start-up expenses of wireless telephone systems. At May 31, 1999, the Company had an aggregate of $1,463,795 outstanding principal amount of debt securities. The Indentures (as defined below) for the Company's outstanding issues of publicly-held debt, as well as the Company credit facility, impose certain restrictions including the incurrence of additional indebtedness. See "Restrictive Covenants; Consequences of Default" below.

          For the year ended May 31, 1999, earnings were less than fixed charges by $64,128. Such amounts reflect non-cash charges of $114,696, relating to depreciation and amortization.

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

DEVELOPING AND CHANGING TECHNOLOGIES; SUBSCRIBER CANCELLATIONS

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

RESTRICTIVE COVENANTS; CONSEQUENCES OF DEFAULT

          The terms of the Company's credit facility require the Company to meet and maintain certain financial and operating covenants. The credit facility also restricts the Company from directly or indirectly declaring or paying any dividends on its presently or subsequently issued common stock, limits the ability of the Company to incur additional indebtedness and limits any distributions of assets to its stockholders.

          The Company was in compliance with all of the above covenants as of May 31, 1999. The Company presently expects to remain in compliance with such covenants, but there can be no assurance to such effect.

CONTROL BY CERTAIN STOCKHOLDERS

          WCAS VIII, certain of its affiliates and certain other equity investors hold 92.9% of Centennial's outstanding shares of common stock. Accordingly, these equity investors, directly or indirectly, control our company and have the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of substantially all of our assets. In addition, the existence of a controlling stockholder may have the effect of making it difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of the outstanding Centennial common stock. See Item 1 "Business/General" and Item 13 "Certain Relationships and Related Transactions".

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

POTENTIAL FOR CHANGES IN ACCOUNTING STANDARDS

          Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board or the SEC may affect the Company's results of operations or financial position.

INVESTMENT INTERESTS; CAPITAL CALLS

          With respect to any system in which the Company now or in the future holds an investment interest, the Company has limited ability to direct the operation of such system and, if it does not meet a capital call, the Company's ownership interest in such system may be diluted. Capital calls with respect to the investment interests for the fiscal years ended May 31, 1999, 1998 and 1997 were approximately, $0, $787 and $2,878, respectively. The Company has, to date, paid all capital calls that it has received. Although the Company anticipates that such capital calls will decrease over time, there can be no assurance that such capital calls will, in fact, decrease. Capital calls may also be issued in connection with acquisitions by the respective limited partnerships. The Company intends to fund its pending and future capital calls from internally generated funds, bank borrowings or the issuance of additional debt or equity securities. There can be no assurance that the Company will be able to pay such capital calls when due.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to market risks due to fluctuations in interest rates. A majority of the Company's long-term debt has variable interest rates. The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk on a portion of its variable interest rate debt as part of its interest rate risk management program.

          The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 1999 (based on information provided by one of the Company's lending institutions):



Amounts in thousands:

                                                 Year ended May 31,
                                                 ------------------
                                 2000       2001        2002       2003       2004     Thereafter    Total    Fair value
                                 ----       ----        ----       ----       ----     -----------   -----    ----------

Long-term debt:
  Fixed rate                           -           -    $ 1,388          -           -   $528,657    $530,045   $544,845
  Average interest rate                -           -      8.88%          -           -     10.52%      10.52%          -
  Variable rate                 $  4,500    $  4,500    $27,000    $60,750     $83,250   $753,750    $933,750   $933,750
  Average interest rate (1)        5.59%       5.89%      6.07%      6.18%       6.25%      6.37%       6.34%          -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount               $350,000    $350,000   $150,000          -           -          -           -    $ 5,369
  Average pay rate                 5.40%       5.40%      5.38%          -           -          -           -          -
  Average receive rate             5.59%       5.89%      6.07%          -           -          -           -          -
Interest rate collar:
  Notional amount               $100,000    $100,000   $100,000   $100,000           -          -           -     $  938
  Cap                              7.00%       7.00%      7.00%      7.00%           -          -           -          -
  Floor                            4.45%       4.45%      4.45%      4.45%           -          -           -          -


(1) Represents the average interest rate before applicable margin


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the fiscal year ended May 31, 1999, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial statement disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of Centennial" in Part I of this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company is controlled by WCAS VIII. WCAS VIII and its affiliates have an approximate 60.5% common stock interest. The Company entered into a stockholders' agreement with WCAS VIII and Blackstone Capital Partners ("Blackstone"), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. For the year ended May 31, 1999, the Company recorded expenses of $313 under the stockholders' agreement. At May 31, 1999, $125 of such amount was recorded within payable to affiliates in the Company's consolidated balance sheet.

          Prior to the Merger, the Company was controlled by Century Communications Corp. ("Century"). Century had an approximate 34% common stock interest and, through ownership of the Company's class B common stock which had disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. For the years ended May 31, 1999, 1998 and 1997, the Company recorded expenses of $583, $1,000 and $750, respectively, under a services agreement pursuant to which Century, through its personnel, provided certain services to the Company. At May 31, 1998, $250 of such amount was recorded within payable to affiliates on the Company's consolidated balance sheet.

          Leavy, Rosenweig and Hyman, of which David Z. Rosenweig, a director and Secretary of the Company prior to the Merger, is a member, serves as general counsel to Century, and prior to the Merger, the Company. The Company paid approximately $248, $426 and $656, for legal services to Leavy, Rosenweig and Hyman for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

          Additional information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the class A common stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals required to be included pursuant to this Item 13 will be included under the caption "Executive Compensation and Other Information--Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.

          See Note 7 to the Company's consolidated financial statements for further discussion of transactions with related parties.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1.  INDEX OF FINANCIAL STATEMENTS

          The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                                      PAGE

     Independent Auditors' Report .....................................F-1
     Consolidated Balance Sheets.......................................F-2
     Consolidated Statements of Operations.............................F-4
     Consolidated Statements of Common Stockholders'
          Equity (Deficit).............................................F-5
     Consolidated Statements of Cash Flows.............................F-6
     Notes to Consolidated Financial Statements........................F-8

          2.  FINANCIAL STATEMENT SCHEDULE

          Schedule II.  Valuation and Qualifying Accounts


          3.  EXHIBITS

          See Item 14(c) below.


     (b)  Reports on Form 8-K

     The Company did not file a Report on Form 8-K during the fiscal quarter ended May 31, 1999.

     (c)  Exhibits

     The following documents are filed as part of this Annual Report on Form
     10-K:


EXHIBIT NUMBER                               DESCRIPTION

     2.1 Agreement and Plan of Merger, dated as of July 2, 1998, by and between CCW Acquisition Corp. and Centennial Cellular Corp. (incorporated by reference to Exhibit 2.1 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on July 16, 1999).

     2.2 Amendment to Agreement and Plan of Merger, dated as of November 29, 1998, by and between CCW Acquisition Corp. and Centennial Cellular Corp. (incorporated by reference to
                    Exhibit 2.1 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on, 1999).

     3.1 Amended and Restated Certificate of Incorporation of Centennial Cellular Corp. (incorporated by reference to
                    Exhibit 3.1 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     3.2            Amended and Restated By-Laws of Centennial Cellular Corp.
                    (incorporated by reference to Exhibit 3.2 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     4.1 First Amended and Restated Stockholders Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Cellular Corp.'s Registration Statement on Form S-4 filed on July 6, 1999).

     4.2 First Amended and Restated Registration Rights Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Cellular Corp.'s Registration Statement on Form S-4 filed on July 6, 1999).

EXHIBIT NUMBER                               DESCRIPTION

     4.3 Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Finance Corp. and The Chase Manhattan Bank, as trustee, relating to the 10-3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     4.4 Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     4.5 Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).

     4.6 Registration Rights Agreement, dated as of December 14, 1998, among Centennial Cellular Operating Co. LLC, Centennial Finance Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities LLC, Morgan Stanley & Co. Incorporated and Chase Securities Inc., as initial purchasers (incorporated by reference to Exhibit
                    4.3 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     4.7 Pledge and Escrow Agreement, dated as of December 14, 1998, from Centennial Cellular Operating Co. LLC and Centennial Finance Corp., as Pledgors, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.8 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     10.1 Credit Agreement dated as of January 7, 1999 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Wireless PCS Operations Corp., as PR Borrower; Centennial Cellular Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders named therein; Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranging agent; Nationsbank, N.A., as co-arranger and administrative agent; The Chase Manhattan Bank, as co-arranger and co-documentation agent; The Bank of Nova Scotia, as co-documentation agent; Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent; and Morgan Stanley Senior Funding, Inc., as senior managing agent (incorporated by reference to Exhibit 10.1 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

     *10.2 Employment Agreement dated as of January 7, 1999 between Centennial Cellular Corp. and Michael Small (incorporated by reference to Exhibit 10.3 to Centennial Cellular Corp.'s Current Report on Form 8-K filed on January 22, 1999).

EXHIBIT NUMBER                               DESCRIPTION

     *10.3 Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.11 to Centennial Cellular Corp.'s Form S-1 filed on September 27, 1991).

     *10.4 1993 Management Equity Incentive Plan, (incorporated by reference to Exhibit 10.9 to Centennial Cellular Corp.'s Annual Report on Form 10-K for the fiscal year ended May 31,
                    1994).

     *10.5 1993 Non-Employment/Officer Directors' Stock Option Plan, (incorporated by reference to Exhibit 10.10 to Centennial Cellular Corp.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1994).

     10.6 Agreement establishing Sacramento Valley Limited Partnership, as amended, among PacTel Mobile Access, Roseville Telephone Co., Citizens Utilities Company of California and Contel Mobilcom, Inc., (incorporated by reference to Exhibit 10.14 to Centennial Cellular Corp.'s Registration Statement on Form S-1 filed on September 27,
                    1991).

     10.7 Agreement establishing GTE Mobilnet of San Francisco Limited Partnership, as amended (incorporated by reference to Exhibit 10.15 to Centennial Cellular Corp.'s Registration Statement on Form S-1 filed on September 27, 1991).

     10.8 Facilities Agreement dated as of January 2, 1995 between Century ML Cable Venture and Century-ML Cable Corporation (incorporated by reference to Exhibit 10.16 to Centennial Cellular Corp.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1997).

     +12            Computation of Ratios.

     +21            Subsidiaries of Centennial Cellular Corp.

     +23.1          Consent of Deloitte & Touche LLP.

     +27            Financial Data Schedule.


*    Constitutes a management contract or compensatory plan or arrangement.

+    Filed herewith.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Centennial Cellular Corp.
Neptune, New Jersey

          We have audited the accompanying consolidated balance sheets of Centennial Cellular Corp. and Subsidiaries (the "Company") as of May 31, 1999 and 1998, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Cellular Corp. and Subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.




/s/Deloitte & Touche LLP

New York, New York
July 7, 1999

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)



                                                                                                May 31,
                                                                                  ---------------------------------
                                                                                       1999              1998
                                                                                  ---------------    --------------


ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                   $       51,141     $      14,620
      Restricted investments                                                              39,480                 -
      Accounts receivable, less allowance for doubtful
          accounts of  $3,763 and $2,693, respectively                                    46,326            37,178
      Inventory - phones and accessories, less allowance for                               7,631             7,304
           obsolescence of $1,315 and $529, respectively
      Prepaid expenses and other current assets                                              737               548
                                                                                  --------------     -------------

        TOTAL CURRENT ASSETS                                                             145,315            59,650

PROPERTY, PLANT AND EQUIPMENT - net                                                      300,120           263,661

RESTRICTED INVESTMENTS, long-term                                                         19,038                 -

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                              75,723            87,634

DEBT ISSUANCE COSTS, less accumulated amortization of
  $2,905 and $6,097, respectively                                                         58,307             8,538

CELLULAR TELEPHONE LICENSES, less accumulated
  amortization of $298,725 and $263,633, respectively                                    202,599           235,508

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
  amortization of $3,893 and $2,324, respectively                                         58,866            60,435

GOODWILL, less accumulated amortization of $30,430
  and $27,016, respectively                                                              119,172           124,533

OTHER ASSETS - net                                                                         7,141             7,458
                                                                                  --------------     -------------

        TOTAL                                                                     $      986,281     $     847,417
                                                                                  ==============     =============




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)



                                                                                                   May 31,
                                                                                       -------------------------------
                                                                                           1999              1998
                                                                                       --------------    -------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Current portion of long term debt                                               $       4,500     $          -
       Accounts payable                                                                       22,968            9,805
       Accrued expenses and other current liabilities                                        102,371           64,445
       Payable to affiliates                                                                     125              435
                                                                                       --------------    -------------

            TOTAL CURRENT LIABILITIES                                                        129,964           74,685

LONG-TERM DEBT                                                                             1,459,295          510,000
DEFERRED LIABILITY                                                                                 -            2,200
DEFERRED INCOME TAXES                                                                              -           26,584

COMMITMENTS AND CONTIGENCIES (Note 10)

PREFERRED STOCK:

Convertible redeemable preferred stock
       (at aggregate liquidation value) par value $.01 per share,
       0 and 102,187 shares authorized, issued and outstanding
       respectively (redemption value of $1,823.00 per share)                                      -          186,287

Second series convertible redeemable preferred stock
       (at aggregate liquidation value) par value $.01 per share,
       0 and 3,978 shares authorized, issued and outstanding
       respectively (redemption value of $1,823.00 per share)                                      -            7,252

Senior preferred stock, par value $.01 per share, dividend
       rate 14%, 0 and 250,000 shares authorized respectively, none issued                         -                -

Additional preferred stock, par value $.01 per share, authorized
       0 and 10,000,000 shares, 0 and 3,978 shares issued as second series
       convertible redeemable preferred stock                                                      -                -

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock par value $.01 per share:
            Class A, 1 vote per share, 50,000,000 and 100,000,000 shares authorized respectively; issued, 31,224,462 and 50,150,049 shares,
               respectively; and outstanding 31,200,961 and 45,253,422 shares, respectively      312              501
            Class B, 15 votes per share, 0 and 50,000,000 shares authorized respectively,
               issued and outstanding 0 and 10,544,113 shares, respectively                        -              105
       Additional paid-in capital                                                            419,374          357,684
       Accumulated deficit                                                                (1,021,587)        (284,238)
                                                                                       --------------    -------------
                                                                                            (601,901)          74,052
       Less:  Cost of 23,501 and 4,896,627, Class A common shares
                      in treasury                                                             (1,077)         (30,614)
       Deferred compensation                                                                       -           (3,029)
                                                                                       --------------    -------------

            TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                     (602,978)          40,409
                                                                                       --------------    -------------

                       TOTAL                                                           $     986,281     $    847,417
                                                                                       ==============    =============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)



                                                                            Year Ended May 31,
                                                                -----------------------------------------
                                                                   1999           1998           1997
                                                                ------------   -----------    -----------
REVENUE:
      Service revenue - Domestic                                $   236,951    $  177,999     $  140,674
      Service revenue - Puerto Rico                                 123,950        53,098          5,680
      Equipment sales - Domestic                                      4,951         3,503          2,643
      Equipment sales - Puerto Rico                                   3,299         1,216            215
                                                                ------------   -----------    -----------
                                                                    369,151       235,816        149,212
                                                                ------------   -----------    -----------

COSTS AND EXPENSES:
      Cost of equipment sold - Domestic                              18,354        15,623         15,441
      Cost of equipment sold - Puerto Rico                            4,711         1,229            571
      Cost of services - Domestic                                    26,651        24,226         19,061
      Cost of services - Puerto Rico                                 23,181        13,740          3,155
      Sales and marketing- Domestic                                  29,560        22,561         17,131
      Sales and marketing - Puerto Rico                              21,978        13,313          5,596
      General and administrative  - Domestic                         39,906        32,422         27,407
      General and administrative  - Puerto Rico                      21,312        13,494          4,998
      Depreciation and amortization - Domestic                       67,282        81,402         77,392
      Depreciation and amortization - Puerto Rico                    47,414        32,792          6,328
      Recapitalization costs                                         52,831             -              -
                                                                ------------   -----------    -----------
                                                                    353,180       250,802        177,080
                                                                ------------   -----------    -----------

OPERATING INCOME (LOSS)                                              15,971       (14,986)       (27,868)
                                                                ------------   -----------    -----------

INCOME FROM EQUITY INVESTMENTS                                       11,502        13,069         15,180
GAIN ON DISPOSITION OF ASSETS                                         8,031             5          3,819
INTEREST EXPENSE -  NET                                              87,693        43,470         31,568
                                                                ------------   -----------    -----------

LOSS BEFORE INCOME TAX  BENEFIT, MINORITY INTEREST
      AND EXTRAORDINARY ITEM                                        (52,189)      (45,382)       (40,437)

INCOME TAX  BENEFIT                                                  (6,820)      (13,597)        (7,295)
                                                                ------------   -----------    -----------

      LOSS BEFORE MINORITY INTEREST AND
        EXTRAORDINARY ITEM                                          (45,369)      (31,785)       (33,142)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                      281          (162)          (153)
                                                                ------------   -----------    -----------

      LOSS BEFORE EXTRAORDINARY ITEM                                (45,088)      (31,947)       (33,295)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
      DEBT, NET OF INCOME TAXES OF ($16,698)                        (35,079)            -              -
                                                                ------------   -----------    -----------

      NET LOSS                                                  $   (80,167)   $  (31,947)    $  (33,295)
                                                                ============   ===========    ===========

DIVIDEND ON PREFERRED STOCK                                     $     9,906    $   16,451     $   15,948
                                                                ------------   -----------    -----------

LOSS APPLICABLE TO COMMON SHARES                                $   (90,073)   $  (48,398)    $  (49,243)
                                                                ============   ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM                               $     (1.20)   $    (0.84)    $    (0.82)
                                                                ============   ===========    ===========
   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
      OF DEBT                                                   $     (0.76)   $        -     $        -
                                                                ============   ===========    ===========
   NET LOSS APPLICABLE TO COMMON SHARES                         $     (1.96)   $    (0.84)    $    (0.82)
                                                                ============   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD                                  46,032        57,455         59,714
                                                                ============   ===========    ===========


                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)




                                              Common Stock           Additional          Shareholder Deferred  Accumu-
                                      Class A             Class B    Paid-In   Treasury     Note     Compen-   lated
                                  Shares   Dollars   Shares  Dollars Capital   Stock     Receivable  sation    Deficit     Total
                                 --------- ------   -------  ------- -------   --------  ----------  --------  ---------   -----
Balance at June 1, 1996, as     16,461,858  $165   10,544,113  $105  $ 383,533 $ (1,801)  $(3,000)   $     -   $(218,996)  $160,006
   previously reported

3- for- 1 common stock split
   effective January 13, 1999   32,923,716   330           -      -       (330)       -         -          -          -           -
                                ----------  ----   ----------   ---  --------- --------  --------     -------  ---------  ----------

Balance at June 1, 1996         49,385,574   495   10,544,113   105    383,203   (1,801)   (3,000)         -    (218,996)   160,006

Common stock issued in
  conjunction with incentive
  plans                             93,078     -           -      -        132        -         -          -          -         132

Preferred stock dividends               -      -           -      -    (15,948)       -         -          -          -     (15,948)

Income tax benefit-stock options
   exercised                            -      -           -      -      1,987        -         -          -          -       1,987

Net loss                                -      -           -      -          -        -         -          -     (33,295)   (33,295)
                                 ---------  ----   ----------   ---  --------- --------  --------     -------   --------- ----------

Balance at May 31, 1997         49,478,652   495   10,544,113   105    369,374   (1,801)   (3,000)         -    (252,291)   112,882

Common stock issued in con-
  junction with incentive plans    671,397     6           -      -      4,761        -         -     (3,029)         -       1,738

Preferred stock dividends               -      -           -      -    (16,451)       -         -          -          -     (16,451)

Treasury stock purchases                -      -           -      -          -  (28,813)        -          -          -     (28,813)

Repayment of shareholder note
receivable                              -      -           -      -          -        -     3,000          -          -       3,000

Net loss                                -      -           -      -          -        -         -          -     (31,947)   (31,947)
                                 ---------  ----   ----------   ---  --------- --------  --------     -------   --------- ----------

Balance at May 31, 1998         50,150,049   501   10,544,113   105    357,684  (30,614)        -     (3,029)   (284,238)    40,409

Common stock issued in
   connection with incentive
   plans                         1,403,823    14           -      -      4,880        -         -          -          -       4,894

Common stock issued in
  connection with employee
  stock purchase plan               48,880     -           -      -        257        -         -          -          -         257

Deferred compensation employment
  agreement                         50,003     1           -      -        749        -         -       (750)         -           -

Recapitalization:

   Repurchase of the class A
     & B common stock          (44,447,328) (444) (10,544,113) (105)  (340,336)       -         -      2,573    (692,002)(1,030,314)

   Retirement of treasury
     stock                      (4,896,627)  (49)          -      -          -   30,614         -          -     (30,565)         -

   Recapitalization costs               -      -           -      -    (16,165)       -         -          -      65,385     49,220

   Capital contributions        28,915,662   289           -      -    422,211        -         -          -          -     422,500

Preferred stock dividends               -      -           -      -     (9,906)       -         -          -          -      (9,906)

Treasury stock purchases                -      -           -      -          -   (1,077)        -          -          -      (1,077)

Amortization of deferred
  compensation                          -      -           -      -          -        -         -      1,206          -       1,206

Net loss                                -      -           -      -          -        -         -          -     (80,167)   (80,167)
                                ----------  ----   ----------   ---  --------- --------  --------     -------   --------- ----------

Balance at May 31, 1999         31,224,462  $312           -   $  -  $ 419,374 $ (1,077) $      -     $    -  $(1,021,587)$(602,978)
                                ==========  ====   ==========  ====  ========= ========  ========     ======= =========== ==========




                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)


                                                                                         Year Ended May 31,
                                                                         -------------------------------------------------
                                                                              1999              1998             1997
                                                                         ---------------    -------------    -------------


OPERATING ACTIVITIES:

     Cash received from subscribers and others                           $      401,316     $    260,147     $    173,781
     Cash paid to suppliers, employees and
         governmental agencies                                                 (204,294)        (162,638)        (116,016)
     Interest paid                                                              (52,844)         (42,738)         (30,809)
                                                                         --------------     ------------     ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                              144,178           54,771           26,956
                                                                         --------------     ------------     ------------

INVESTING ACTIVITIES:

     Proceeds from disposition of assets                                          4,702               45            5,200
     Capital expenditures                                                      (103,404)        (129,300)         (88,990)
     Acquisition of other assets                                                 (2,200)          (6,178)            (629)
     Purchase of restricted securities                                          (77,499)               -                -
     Proceeds from maturity of restricted securities                             19,998                -                -
     Disposition of equity investment                                            13,500                -                -
     Acquisition of equity investment and wireless telephone system              (3,000)               -          (34,908)
     Acquisition of personal communication service license                            -                -           (2,752)
     Distributions received from equity investments                              10,958           10,109            6,863
     Capital contributed to equity investments                                        -             (787)          (2,878)
                                                                         --------------     ------------     ------------

         NET CASH USED IN INVESTING ACTIVITIES                                 (136,945)        (126,111)        (118,094)
                                                                         --------------     ------------     ------------

FINANCING ACTIVITIES:

     Proceeds from the issuance of long-term debt                             1,484,500          216,000          119,000
     Repayment of long-term debt                                               (531,643)        (135,000)         (40,000)
     Debt issuance costs paid                                                   (61,212)          (1,167)          (3,650)
     Premiums paid on early extinguishment of debt                              (44,634)               -                -
     Proceeds from issuance of class A common stock                             427,650              863              132
     Redemption of preferred stock                                             (128,154)               -                -
     Purchase of common stock in conjunction with recapitalization           (1,052,436)               -                -
     Dividends paid                                                             (18,131)         (12,338)          (8,226)
     Proceeds from shareholder note receivable                                        -            3,000                -
     Treasury stock purchases                                                    (1,077)         (28,813)               -
     Recapitalization costs paid                                                (45,575)               -                -
                                                                         --------------     ------------     ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                               29,288           42,545           67,256
                                                                         --------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             36,521          (28,795)         (23,882)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     14,620           43,415           67,297
                                                                         --------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $       51,141     $     14,620     $     43,415
                                                                         ==============     ============     ============



                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                             (Amounts in thousands)

                                                                                            Year Ended May 31,
                                                                                   ------------------------------------
                                                                                     1999         1998         1997
                                                                                   ---------    ---------    ---------

     RECONCILIATION OF NET LOSS TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:

           Net loss                                                                $ (80,167)   $ (31,947)   $ (33,295)
                                                                                   ---------    ---------    ---------

     Adjustments to reconcile net loss to net cash provided by operating activities:

           Depreciation and amortization                                             114,696      114,194       83,720
           Minority interest in income (loss) of subsidiaries                           (281)         162          153
           Deferred income taxes                                                      (9,886)     (17,393)     (10,623)
           Equity in undistributed earnings of investee companies                    (11,502)     (13,069)     (15,180)
           Gain on disposition of assets                                              (8,031)          (5)      (3,819)
           Extraordinary loss on extinguishment of debt                               35,079            -            -
           Recapitalization costs                                                     52,831            -            -
           Other                                                                       5,577        3,469        1,925
           Change in assets and liabilities net of effects of
              acquisitions:
                 Accounts receivable - (increase)                                    (11,052)      (9,225)      (3,393)
                 Prepaid expenses and other current assets -
                    (increase)                                                          (858)      (3,014)      (2,614)
                 Accounts payable, accrued expenses and
                    other current liabilities- increase                               55,586        8,981        7,337
                 Customer deposits and prepayments -
                    increase                                                           2,186        2,618        2,745
                                                                                   ---------    ---------    ---------

           Total adjustments                                                         224,345       86,718       60,251
                                                                                   ---------    ---------    ---------

     Net cash provided by operating activities                                     $ 144,178    $  54,771    $  26,956
                                                                                   =========    =========    =========






                 See notes to consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - Centennial Cellular Corp. (together with its subsidiaries and partnership interests, the "Company") operates wireless telephone systems which produce high quality, high capacity communications to and from vehicle-installed and hand-held wireless telephones. Wireless telephone systems are designed to allow for mobility of the subscriber. In addition to mobility, wireless telephone systems provide access through system interconnections to local and long distance telecommunications networks and offer other ancillary services such as voice mail, call waiting, call forwarding and conference calling. These communications services can be integrated with a variety of competing networks. Wireless telephone service is provided to post-pay and pre-paid subscribers through a variety of price plans, the most common being a monthly fixed charge plus additional variable charges per minute of airtime used.

     The Company owns, operates and invests in wireless telephone systems in the United States pursuant to 29 cellular licenses which it owns. The Company began began providing wireless telephone service in Puerto Rico on December 12, 1996 pursuant to a Major Trading Area Personal Communications Service ("PCS") license to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company also participates in the alternative access business in Puerto Rico ("Puerto Rico Wireline") pursuant to the Federal Communications Commission's requirements for interstate service and pursuant to an authorization issued to Puerto Rico Wireline in December 1994 by the Public Service Commission of the Commonwealth of Puerto Rico for intrastate service. Puerto Rico Wireline began providing competitive alternative access service in September 1997.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

     RESTRICTED INVESTMENTS - Restricted investments consist of overnight deposits and U.S. government securities with original maturity dates of greater than three months. All U.S. government securities are classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are presented at cost, adjusted for amortization of premiums and discounts (See Notes 3 and 6).

     INVENTORY - Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on a specific identification basis.

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

     CELLULAR TELEPHONE AND PERSONAL COMMUNICATIONS SERVICE LICENSES - Cellular licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets. Amortization of cellular telephone licenses is computed using the straight-line method. For the years ended May 31, 1998 and 1997, the Company amortized its cellular telephone licenses over ten years. Effective March 1, 1999, the Company prospectively changed its amortization period for cellular telephone licenses from ten years to forty years to better reflect the period over which the economic benefits of the cellular licenses are expected to be realized. The effect of this change in the quarter ended May 31,

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

1999 was to increase net income by approximately $9,272 and increase income per common share-basic and diluted by $0.30 and $0.29, respectively. The effect of this change for the year ended May 31, 1999 was to decrease loss per common share-basic and diluted by $0.20. The PCS license is being amortized over a forty-year life using the straight line method commencing with the date of operations, December 12, 1996 (See Valuation of long lived assets). During the fiscal year ended May 31, 1997, the Company capitalized interest cost of $2,752 related to the acquisition of the PCS license. During the fiscal years ended 1999 and 1998, no interest was capitalized.

     EQUITY INVESTMENTS IN WIRELESS SYSTEMS - The Company accounts for its equity investments in wireless systems under the equity method. Under the equity method, the Company records such investments at purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions, and the Company's share of the partnership's results of operations. The difference between the cost of such investment and the underlying book value of $117,789 as of May 31, 1999 is amortized over forty years. For the years ended May 31, 1998 and 1997, the Company amortized the difference between the cost of such investment and the underlying book value over ten years. Effective March 1, 1999, the Company prospectively changed its amortization period for the difference between the cost of such investment and the underlying book value from ten years to forty years to better reflect the period over which the economic benefits of the equity investments are expected to be realized. The effect of this change in the quarter ended May 31, 1999 was to increase net income by approximately $2,717 and increase income per common share-basic and diluted by $0.09 and $0.08, respectively. The effect of this change for the fiscal year ended May 31, 1999 was to decrease loss per common share-basic and diluted by $0.06.

     GOODWILL - The excess of purchase price over the estimated fair value of tangible and intangible net assets acquired is being amortized using the straight-line method over 40 years (See Valuation of long lived assets).

     OTHER ASSETS - Included in other assets at May 31, 1999 and 1998 is a $6,000 deferred charge, net of accumulated amortization of $590 and $350, respectively, which represents certain costs incurred by the Company in relation to an agreement with Century-ML Cable Venture dated January 2, 1995. These costs are being amortized over the life of the agreement (25 years).

     INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

     LOSS PER COMMON SHARE - Loss per common share is calculated using the average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings per Share". Due to the net losses incurred during the periods presented, all options outstanding are antidilutive; thus basic and diluted EPS shares are equal.

     REVENUE RECOGNITION - Wireless telephone service income includes earned subscriber service revenues, net of associated roaming costs. Subscriber services paid in advance are recognized as income when earned. Installation and connection revenue is recognized in the period in which the installation and connection services are provided. The services provided to earn these installation and connection revenues relate to the programming of the phones and establishing the customer account. Related costs from installations and connections are recorded in the period the installation and connection services are provided.

     VALUATION OF LONG LIVED ASSETS - Long-lived assets such as property, plant and equipment, licenses and goodwill are reviewed for impairment whenever events

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of wireless properties, competition, prevailing economic conditions, government policy including taxation and the Company's and the industry's historical and current growth patterns. The Company also considers the recoverability of the cost of its long lived assets based on a comparison of estimated undiscounted operating cash flows for the systems which generated long lived assets with the carrying value of the long lived assets.

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

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses interest rate swap and collar agreements as part of its interest rate risk management program. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor.

     REPORTING ON THE COST OF START-UP ACTIVITIES - The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Cost of Start-up Activities" during fiscal 1999. Adoption of SOP 98-5 did not have a material impact on the consolidated financial statements of the Company.

     CASH AND CASH EQUIVALENTS - Short-term investments classified as cash equivalents in the consolidated financial statements consist principally of overnight deposits and commercial paper with acquired maturities of three months or less.

     STOCK SPLIT - On January 13, 1999, outstanding shares of class A common stock were split three-for-one. All class A common share and per share amounts have been restated to reflect the split.

     RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with the current year presentation.

     NEW ACCOUNTING PRONOUNCEMENT - The Financial Accounting Standards Board issued Statement of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on future results of operations or financial condition.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

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

     Pursuant to the terms of the merger agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the "Merger Agreement"), at the time of the Merger, (i) the Company's outstanding class A common stock was converted into the right to receive $13.83 per share (adjusted for a three for one stock split for holders' of record on January 8, 1999) in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger, (ii) the Company's outstanding class B common stock was converted into the right to receive $13.83 per share in cash, and (iii) all outstanding convertible redeemable preferred stock and second series convertible redeemable preferred stock was converted into the right to receive $13.83 per share in cash on an as-converted basis. Holders of class A common stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

     Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the option prior to the effective time of the Merger.

     The Company recorded one-time charges of $52,831 for the fiscal year ended May 31, 1999 as recapitalization costs. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation. The Puerto Rico operation accounted for $13,494 of the recapitalization costs. In the fourth quarter of fiscal 1999, the Company reduced recapitalization costs by $6,021, as a result of actual costs incurred being less than those previously estimated. The effect of this reduction in recapitalization costs for the quarter ended May 31, 1999 was to increase income per common share-basic and diluted by $0.19. The effect of this reduction in recapitalization costs for the fiscal year ended May 31, 1999 was to decrease loss per common share-basic and diluted by $0.13.

3.   RESTRICTED INVESTMENTS

     Restricted investments are classified as current or long-term, based on the dates of the interest payments for which they are pledged. At May 31, 1999, restricted investments consists of the following:

                                                                                           Current        Long-term
                                                                                           -------        ---------

                  U.S government securities (due November 15, 1999)                       $  19,482               -
                  U.S government securities (due May 15, 2000)                                    -       $  19,038
                  Overnight deposits                                                         19,998               -
                                                                                          ---------       ---------
                                                                                          $  39,480       $  19,038
                                                                                          =========       =========


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


4.   ACCOUNT ANALYSIS

     Property, plant and equipment consists of the following:

                                                                                                   May 31,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
                  Land                                                                   $    2,055      $    1,946
                  Wireless telephone transmission and distribution systems
                       and related equipment                                                348,925         274,376
                  Miscellaneous equipment and furniture and fixture                          27,204          22,523
                  PCS phones                                                                 34,309          44,497
                                                                                         ----------      ----------
                                                                                            412,493         343,342
                  Less accumulated depreciation                                            (112,373)        (79,681)
                                                                                         ----------      ----------
                                                                                         $  300,120      $  263,661
                                                                                         ==========      ==========

     Depreciation expense was approximately $63,830, $46,211, and $17,684 for the years ended May 31, 1999, 1998 and 1997, respectively.

     Accrued expenses and other current liabilities consists of the following:

                                                                                                   May 31,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
                  Accrued interest payable                                               $  37,517       $    3,570
                  Customer deposits & prepayments                                           12,531           10,345
                  Accrued roamer service                                                     3,457            3,731
                  Accrued dividend on preferred stock                                            -            8,225
                  Accrued network buildout                                                   1,177            8,181
                  Accrued unpaid invoices                                                   30,629           20,079
                  Accrued property tax                                                       8,558            4,744
                  Accrued miscellaneous                                                      8,502            5,570
                                                                                         ---------       ----------
                                                                                         $ 102,371       $   64,445
                                                                                         =========       ==========

5.   EQUITY INVESTMENTS IN WIRELESS SYSTEMS

     On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. The Company recorded a pre-tax gain of approximately $7,608 in relation to the sale of this investment interest in fiscal 1999, which is recorded in gain on disposition of assets in the consolidated statement of operations.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

     The following summarizes the assets, liabilities and partners' capital, and results of operations of the six wireless partnerships in which the Company's investments are accounted for by the equity method. All amounts have been derived from the individual wireless partnerships' financial statements through December 31, 1998 and adjusted for interim financial activity from the wireless partnerships' calendar year end to the Company's fiscal year end.

                                                                                                   May 31,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
                                                                                                 (unaudited)
                  Assets
                      Current                                                            $ 117,663       $  141,772
                      Noncurrent                                                           529,479          493,011
                                                                                         ---------       ----------
                                                                                         $ 647,142       $  634,783
                                                                                         =========       ==========
                  Liabilities and Partners' Capital
                       Current liabilities                                               $  97,516       $   84,087
                       Noncurrent liabilities                                                2,337            2,032
                       Partners' capital                                                   547,289          548,664
                                                                                         ---------       ----------
                                                                                         $ 647,142       $  634,783
                                                                                         =========       ==========



                                                                                       Year Ended May 31,
                                                                                       ------------------
                                                                             1999            1998            1997
                                                                          ----------      ----------      ----------

                                                                                          (unaudited)
                  Results of Operations
                       Revenues                                           $  611,603      $ 569,756        $ 520,873
                       Costs and expenses                                    478,463        456,881          386,397
                       Other expense (income)                                    430           (764)            (120)
                                                                          ----------      ---------       ----------
                       Net income                                         $  132,710      $ 113,639       $  134,596
                                                                          ==========      =========       ==========
                  Centennial Cellular Corp. share of
                       partnership net income                             $   11,502      $  13,069       $   15,180
                                                                          ==========      =========       ==========

     The following presents the Company's ownership percentage of the wireless partnerships in which the Company's investments are accounted for by the equity method as of May 31, 1999:

     WIRELESS PARTNERSHIP                                   % OWNERSHIP

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

     Under the terms of certain partnership agreements, the Company may be committed to funding other partners' portions of capital expenditures and other costs, if other means of financing are not available to the partnerships. The Company does not expect such funding to be material.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

6.   LONG-TERM DEBT

                                                                                                   May 31,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
     8 7/8% Senior Notes due 2001                                                        $    1,388      $  250,000
     10 1/8% Senior Notes due 2005                                                              219         100,000
     Domestic Credit Facility                                                                     -          10,000
     Term Loans                                                                             897,750               -
     Revolving Credit Facility                                                               36,000               -
     Mezzanine Debt                                                                         158,438               -
     10 3/4% Subordinated Debt due 2008                                                     370,000               -
     Puerto Rico Credit Facility                                                                  -         150,000
                                                                                         ----------      ----------
     Total Long -Term Debt                                                               $1,463,795      $  510,000
     Current Portion of Term Loan                                                            (4,500)              -
                                                                                         ----------      ----------
     Net Long-Term Debt                                                                  $1,459,295      $  510,000
                                                                                         ==========      ==========


     In connection with the Merger, the Company and certain of its subsidiaries have entered into a credit facility ("Credit Facility") with Merrill Lynch Capital Corporation, Nations Bank, N.A. , the Chase Manhattan Bank, The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc. and certain other financial institutions. The Credit Facility consists of three term loans in the aggregate principal amount of $900,000, and a revolving credit facility with an aggregate principal amount of $150,000, of which $897,750 and $36,000, respectively, were outstanding as of May 31, 1999. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the LIBOR rate plus the applicable margin. The maximum applicable margin for the term loans ranges between 3.00% and 3.75% above LIBOR. The Company has the ability to choose between various LIBOR rates at the interest reset dates. The weighted average LIBOR rate at May 31, 1999 was 4.99%. Based upon the Company's leverage ratio after the delivery of certain financial statements after May 31, 1999, the applicable margin for portions of the term loans and the revolving credit facility may be reduced by up to 1.25%. The Company's common stock in its subsidiaries is pledged as collateral for the debt.

     In connection with the Merger, an affiliate of WCAS VIII purchased $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ("Mezzanine Debt"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

     The Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Approximately $57,500 of the proceeds from this offering was used to purchase a portfolio of government securities that has been pledged for the benefit of holders of the senior subordinated notes to pay the first three interest payments on the notes. These investments, which include government securities and overnight investments at May 31, 1999, are recorded as restricted investments on the Company's consolidated balance sheet.

     Additionally, in connection with the Merger, the Company consummated tender offers to repurchase its two outstanding public debt issuances (the "Debt Offers"). At the expiration of the Debt Offers, the Company paid consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. The cost to the Company of the redemption, including accrued interest, premium and expenses were $396,812. In conjunction with the Merger the Company wrote off the debt issuance costs related to the extinguished debt.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

The Company recognized an extraordinary loss of $35,079, net of income taxes of $16,698 for the early extinguishment of the Senior Notes.

     Prior to the Merger, a wholly owned subsidiary of the Company had a $180,000 revolving credit facility, as amended (the "Puerto Rico Credit Facility"). The interest rate payable under the Puerto Rico Credit Facility was based, at the election of the Company, on (a) the base rate, as defined, plus a margin of 1.50% or (b) the Eurodollar base rate, as defined, plus a margin of 2.50%, adjusted for the maintenance of certain specified ratios, as applicable.

     Additionally, prior to the Merger, the Company had a $75,000 domestic revolving credit facility (the "Domestic Credit Facility"). The interest rate payable on the Domestic Credit Facility was based, at the election of the Company, on (a) the base rate, as defined, plus a margin of 2%, or (b) the Eurodollar base rate, as defined, plus a margin of 3.00%.

     The aggregate annual principal payments for the next five years and thereafter under the Company's debt at May 31, 1999 are summarized as follows:

     May 31, 2000                                          $      4,500
     May 31, 2001                                                 4,500
     May 31, 2002                                                28,388
     May 31, 2003                                                60,750
     May 31, 2004                                                83,250
     May 31, 2005 and thereafter                              1,282,407
                                                           ------------
                                                           $  1,463,795
                                                           ============

     Under the above debt agreements, the Company is required to maintain certain financial and operating covenants, is restricted in its use of borrowing, and is limited in its ability to pay dividends and incur additional indebtedness. The Company was in compliance with all covenants of their debt agreements at May 31, 1999.

     Interest expense, as reflected on the financial statements, has been partially offset by interest income. The gross interest expense for the years ended May 31, 1999, 1998 and 1997 was approximately $92,102, $45,155 and
$33,379, respectively.

     The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the term loans to a fixed rate as part of its interest rate risk management program. The interest rate swap and collar agreements cover a portion of the outstanding principal of the Company's term loans. The notional amounts of the interest rate swap and collar agreements as of May 31, 1999 were $350,000 and $100,000, respectively. The counter-parties on the interest rate swap and collar agreements are major financial institutions. The interest rate swap agreements expire at various times through March 2003, while the interest rate collar agreement expires February 2004. Amounts paid under swap agreements were immaterial and charged to interest expense. The effect of the swap agreements on the weighted average borrowing rate was insignificant.

7.   TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company is controlled by WCAS VIII. WCAS VIII and its affiliates have an approximate 60.5% common stock interest. The Company entered into a stockholders' agreement with WCAS VIII and Blackstone Capital Partners ("Blackstone"), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. For the year ended May 31, 1999, the Company recorded expenses of $313 under the stockholders' agreement. At May 31, 1999, $125 of such amount was recorded within payable to affiliates in the Company's consolidated balance sheet.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

     Prior to the Merger, the Company was controlled by Century Communications Corp. ("Century"). Century had an approximate 34% common stock interest and, through ownership of the Company's class B common stock which had disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. For the years ended May 31, 1999, 1998 and 1997, the Company recorded expenses of $583, $1,000 and $750, respectively, under a services agreement pursuant to which Century, through its personnel, provided certain services to the Company. At May 31, 1998, $250 of such amount was recorded within payable to affiliates on the Company's consolidated balance sheet.

     Leavy Rosensweig & Hyman, of which David Z. Rosensweig, a director and Secretary of the Company prior to the Merger, is a member, serves as general counsel to Century and, prior to the Merger, the Company. The Company paid approximately $248, $426 and $656, for legal services to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1999, 1998, and 1997, respectively.

8.   INCOME TAXES

     The provision  (benefit) for income taxes are summarized as follows:


                                                                                        Year Ended May 31,
                                                                                        ------------------
                                                                             1999            1998            1997
                                                                          ----------      ----------      ----------

     Current (Federal and State)                                          $    3,066       $  3,796       $    3,328
     Deferred  (Federal and State)                                            (9,886)       (17,393)         (10,623)
                                                                          ----------       --------       ----------

                                                                          $   (6,820)      $(13,597)      $   (7,295)
                                                                          ==========       ========       ==========

     Deferred income taxes result primarily from non-deductible depreciation and amortization resulting from book and tax basis differences of acquired subsidiaries.

     The effective income tax rate of the Company differs from the statutory rate as a result of the following items:


                                                                                       Year Ended May 31,
                                                                                       ------------------
                                                                             1999            1998            1997
                                                                          ----------      ----------      ----------
     Computed tax benefit at federal statutory rate
          on the loss before income taxes and minority
          interest                                                        $  (18,266)     $ (15,883)      $  (14,153)
     Non-deductible amortization resulting from
          acquired subsidiaries                                                1,309          1,341            1,346
     Minority interest in loss (income) of subsidiaries                           98            (57)             (54)
     State and local income tax provision (benefit),
          net of federal income tax benefit                                      500           (533)            (569)
     Non recognized benefit of loss of Puerto Rico subsidiary                      -              -              926
     Nondeductible compensation                                                9,258              -                -
     Nondeductible interest related to high yield debt obligation                573              -                -
     Other, including the utilization of accumulated net
         operating losses and establishment of valuation allowance
         for certain net operating losses                                       (292)         1,535            5,209
                                                                          ----------      ---------       ----------

                                                                          $   (6,820)     $ (13,597)      $   (7,295)
                                                                          ==========      =========       ==========

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                       Year Ended May 31,
                                                       ------------------
                                                       1999          1998
                                                     --------      --------

DEFERRED TAX ASSETS:
Tax loss carryforward                                $ 70,647      $ 50,895
Other                                                   4,157           576
Valuation allowance                                   (18,570)      (13,189)
                                                     --------      --------
                                                     $ 56,234      $ 38,282
                                                     ========      ========

DEFERRED TAX LIABILITIES:
Amortization of intangible assets                    $31,447       $ 43,958
Depreciation of fixed assets                          24,787         20,908
                                                     -------       --------
                                                     $56,234       $ 64,866
                                                     =======       ========

Net deferred tax liabilities                         $    -        $ 26,584
                                                     =======       ========

     The valuation allowance recorded at May 31, 1999 and 1998 represents the portion of recorded tax loss carryforwards for which it is more likely than not that the benefit of such carryforwards will not be realized.

     The net deferred tax liability at May 31, 1998 of $26,584 has been classified as non-current deferred income taxes on the consolidated balance sheet.

     At May 31, 1999, the Company and its subsidiaries had approximately $167,336 of net operating loss carryforwards for federal income tax purposes, expiring through May 31, 2019, some of which are subject to limitation on their future utilization under Section 382 of the Internal Revenue Code of 1986.

9.   HURRICANE GEORGES

     In September 1998, the Commonwealth of Puerto Rico sustained damage as a result of the effects of Hurricane Georges. The Company received insurance proceeds for network infrastructure and phones damaged by the hurricane and as a result did not incur a significant gain or loss. Additionally, during the year ended May 31, 1999, the Company recorded approximately $2,047 of insurance recoveries related to subscriber credits and business interruption within revenue.

10.  COMMITMENTS AND CONTINGENCIES

     EQUIPMENT AND INSTALLATION SERVICES

     In July 1998, the Company entered into an agreement with Northern Telecom pursuant to which the Company has agreed, subject to certain conditions, to purchase equipment and installation services for its domestic wireless telephone systems over the next 3 years at a cost of approximately $50,000, of which approximately $25,783 has been purchased or ordered as of May 31, 1999.

     LEGAL PROCEEDINGS

     There are no material legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party to or which any of their property is subject.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

     LEASE COMMITMENTS

     The Company's annual lease obligations and expenses under operating leases were approximately $8,697, $6,891 and $4,230 for each of the years ended May 31, 1999, 1998 and 1997, respectively. The majority of these operating leases are short-term in nature and may be canceled by either party if appropriate notice is given. As of May 31, 1999, the aggregate minimum rental commitments under noncancelable leases with initial terms in excess of one year were as follows:

     May 31, 2000                                         $      8,457
     May 31, 2001                                                7,282
     May 31, 2002                                                5,507
     May 31, 2003                                                3,149
     May 31, 2004                                                1,760
     May 31, 2005 and thereafter                                 7,817
                                                          ------------
                                                          $     33,972
                                                          ============

11.  COMMON STOCK AND PREFERRED STOCK

     COMMON STOCK

     Prior to the Merger, the voting rights with respect to the two classes of the Company's common stock were as follows: class A shares entitled the holder to one vote per share, class B shares entitled the holder to fifteen votes per share.

     Pursuant to the terms of the Merger Agreement, shares of class B common stock were convertible into shares of class A common stock on a one-for-one basis or the rights of class A common stock. The class B common stock was converted into the right to receive $13.83 per share in cash.

     During the years ended May 31, 1999 and 1998, the Company purchased 23,501 and 4,630,200 shares of its class A common stock for an aggregate purchase price of $1,077 and $28,813, respectively. These shares have been accounted for as treasury shares.

     PREFERRED STOCK

     In connection with a previous business combination, the Company issued the Convertible Redeemable Preferred Stock valued at $128,450 and 1,367,909 shares of class B common stock representing 18.8% of the then common equity. The Company later issued the second series convertible redeemable preferred stock valued at $5,000. During the years ended May 31, 1999, 1998 and 1997, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $9,906, $12,338 and $8,226, respectively. Both classes of preferred stock were converted into the right to receive $13.83 per share in cash on an as-converted basis pursuant to the terms of the Merger Agreement.

12.  COMPENSATION PLANS AND ARRANGEMENTS

     1999 STOCK OPTION PLAN

     The Company's 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Option Plan") provides for the grant of "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualified stock options and the right to purchase shares

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

of class A common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of class A common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The number of shares of class A common stock of the Company reserved for issuance under the 1999 Stock Option Plan is 1,950,000 shares.

     For any participant who owns shares possessing more than 10% of the voting rights of the outstanding class A common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are not transferable by the holder. As of May 31, 1999, incentive stock options and non-qualified stock options exercisable for an aggregate 1,814,000 shares of class A common stock were outstanding under the 1999 Stock Option Plan, and 26,502 shares of class A common stock were issued and outstanding as restricted stock under the 1999 Stock Option Plan.

     1991 EMPLOYEE STOCK OPTION PLAN

     The Company's 1991 Employee Stock Option Plan (the "Employee Stock Option Plan") as amended, provided for the grant of options to purchase up to 6,075,000 shares of class A common stock reserved thereunder to directors, officers and other key employees of the Company. The Employee Stock Option Plan permitted the issuance of "incentive stock options", as defined in Section 422A of the Code, as well as non-qualified stock options and stock appreciation rights. The maximum term of each option was ten years.

     For any participant who owned shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options became exercisable at such time or times as the Employee Stock Option Committee determined when it granted options. The Employee Stock Option Plan permitted the exercise of options by the payment of cash or delivery of shares of class A common stock equal in fair market value on the date of exercise to the exercise price. Options granted under the Employee Stock Option Plan were not transferable by the holder. During the fiscal years ended May 31, 1999, 1998 and 1997 the number of such options awarded were approximately 0, 1,464,000 and 2,777,346, respectively.

     Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Employee Stock Option Plan was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the option prior to the effective time of the Merger, and the Employee Stock Option Plan was terminated (See Note 2).

     DIRECTOR OPTION PLAN

     The Company's Non-Employee/Officer Director Option Plan (the "Director Option Plan") was adopted on October 27, 1993. The Director Option Plan provided for the grant of non-qualified options to purchase up to 150,000 shares of class A common stock to non-employee/officer directors, who were not employees of the Company or its subsidiaries. Options for 3,000 shares of class A common stock were automatically granted under the Director Option Plan on the date of the annual meeting of shareholders of the Company in each of the years 1993 through 1998. Generally, the option price of non-qualified stock options granted may be as determined by the Director Option Committee, but must be at least equal to 100% of the fair market value of the shares on the date of the grant.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


     Options became exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. The Director Option Plan permitted the exercise of options by payments of cash or class A common stock equal in value to the option price. Options granted under the Director Option Plan were not transferable by the holder other than by will or the laws of descent and distribution. During each of the fiscal years ended May 31, 1999, 1998 and 1997, 0, 12,000 and 12,000 of such options were awarded, respectively.

     Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $13.83 and the exercise price of the option prior to the effective time of the Merger, and the Director Option Plan was terminated (See Note 2).

     A summary of the status of the Company's stock options as of May 31, 1997, 1998 and 1999 and changes during the years then ended are presented below:

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise
                                                           Number                   Price
                                                           ------                   --------

  1997     Outstanding at June 1, 1996                    2,164,716                 $   4.66
           Granted                                        4,086,846                 $   3.86
           Exercised                                         (5,112)                $   3.25
           Canceled                                      (2,787,888)                $   4.80
                                                        -----------
           Outstanding at May 31, 1997                    3,458,562                 $   3.60

  1998     Granted                                        1,476,000                 $   6.33
           Exercised                                       (151,848)                $   3.51
           Canceled                                        (274,785)                $   4.46
                                                        -----------
           Options outstanding as of May 31, 1998         4,507,929                 $   4.45

  1999     Granted                                        1,826,000                 $  13.93
           Exercised                                     (1,403,823)                $   3.49
           Canceled                                      (3,116,106)                $   4.92
                                                        -----------
           Options outstanding as of May 31, 1999         1,814,000                 $  13.93
                                                        ===========                 ========

           Options exercisable at May 31, 1999                   -                  $      -
                                                        ===========                 ========



     The following table summarizes information about options outstanding at May 31, 1999:


   Range of           Number            Weighted Average                             Number
   Exercise           Outstanding       Remaining             Weighted Average       Exercisable        Weighted Average
   Prices             at 5/31/99        Contractual Life      Exercise Price         at 5/31/99         Exercise Price
   -----------        ------------      --------------------  ----------------       -------------      ---------------
   $ 13.83-18.00       1,811,000        9.60 years              $ 13.90                   -             $    -
   $ 35.00                 3,000        9.79 years              $ 35.00                   -             $    -
                      ----------        ----------              -------              -----------        --------------
                       1,814,000        9.60 years              $ 13.93                   -             $    -
                       =========        ==========              =======              ===========        ==============

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

     The following table summarizes information about options exercisable at May 31, 1998 and 1997:

               Year ended        Number                Weighted Average
               May 31,           Exercisable           Exercise Price

               1998              1,695,003             $   3.60
               1997              1,456,419             $   3.49

     1991 EMPLOYEE STOCK PURCHASE PLAN

     The Company had reserved 600,000 shares of class A common stock for issuance under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) were able to subscribe for shares of class A common stock at a purchase price of 85% of the average market price (as defined) of the class A common stock on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares was to be made in installments through payroll deductions, with no right of prepayment. The Purchase Plan was administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of class A common stock under the Purchase Plan could not be transferred by the recipient and could be forfeited in the event of the recipient's termination of employment. During the fiscal years ended May 31, 1999, 1998 and 1997, 48,880, 105,780 and 93,360 shares, respectively, were purchased by employees under the Purchase Plan. The Purchase Plan was terminated in connection with the Merger.

     EQUITY INCENTIVE PLAN

     The Company's 1993 Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the stockholders on October 27, 1993 and amended on October 29, 1996. The plan permitted the issuance of up to 1,050,000 shares of the Company's class A common stock for high levels of performance and productivity by officers and other management employees of the Company. The plan authorized the Compensation Committee of the Company's Board of Directors to grant stock based awards that include but were not limited to, restricted stock, performance shares and deferred stock. The Committee determined the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

     Generally, any employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of class A common stock received by the employee. During the fiscal years ended May 31, 1999, 1998 and 1997, the number of restricted shares issued for awards under the Equity Plan were 0, 393,000, and
0. These restricted shares vested pursuant to the Merger Agreement and the Equity Plan was terminated.

     The estimated weighted average fair value of options granted during fiscal 1999, 1998 and 1997 were $6.89 per share, $2.23 per share, and $1.16 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option, and stock purchase plans.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

     Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per common share for the years ended May 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                         1999             1998           1997
                                      -----------     -----------     ---------
Loss applicable to common shares:
         As reported                  $  (90,073)     $(48,398)       $(49,243)
         Pro forma                    $  (91,228)     $(49,306)       $(49,921)

Loss per common share:
         As reported                  $    (1.96)      $ (0.84)       $  (0.82)
         Pro forma                    $    (1.98)      $ (0.86)       $  (0.84)


The fair value of options granted under the Company's stock option plans during fiscal 1999, 1998 and 1997 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:

                                             1999           1998          1997
                                           --------       ---------      -------
         Expected Volatility                57.00%          43.63%        36.78%
         Risk-Free Interest Rate             5.64%           5.45%         6.00%
         Expected Lives of Option Grants   4 years         3 years       3 years
         Expected Dividend Yield             0.00%           0.00%         0.00%

         RETIREMENT PLANS

     The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. Effective in fiscal year 1999, the Company began providing a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,376, $326, and $221 for the years ended May 31, 1999, 1998, and 1997, respectively. The profit sharing component represented approximately $816 of the total expense for the year ended May 31, 1999.

13.  ACQUISITIONS

     During fiscal 1999, the Company exercised its right to acquire the minority interests held by Century Federal, Inc., an affiliate of Century ("Century Federal"), in the Cass and Jackson, Michigan systems for the prices paid by Century Federal for such minority interests in the acquisitions of such systems ($2,000 and $1,000, respectively). All of the purchase price was allocated to cellular telephone licenses. As a result of these transactions, the Company owns 100% of these systems.

     On September 12, 1996, the Company acquired, for approximately $35,000 in cash, 100% of the ownership interests in the partnership owning the wireless telephone system serving the Benton Harbor, Michigan MSA. The Benton Harbor market represents approximately 161,400 Net Pops. Approximately $33,429 of the purchase price was allocated to cellular telephone license and $1,234 was allocated to property, plant and equipment.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

14.  PRO FORMA INFORMATION

     The summary pro forma information includes the operations of the Company and the completed Benton Harbor, Michigan MSA acquisition as if such acquisition had been consummated as of June 1, 1996.

                                                          Year Ended May 31,
                                                          ------------------
                                                             (Unaudited)
                                                                1997
                                                                ----
                          Revenues                          $  152,293
                          Net loss                          $  (32,255)
                          Basic loss per common
                             share                          $    (0.81)

     Pro forma loss per common share for the year ended May 31, 1997 is calculated using the weighted average number of common shares outstanding during the period.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The carrying amounts of restricted investments approximate fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date. The estimated fair value of the Company's debt and derivative financial instruments is summarized as follows:


                                                               Fiscal Year Ended May 31,
                                            ------------------------------------------------------------------
                                                         1999                               1998
                                            ------------------------------------------------------------------
                                            Carrying          Estimated          Carrying          Estimated
                                            Amount            Fair Value         Amount            Fair Value
                                            ------------      ------------       -----------       -----------
         Debt                               $  1,463,795      $  1,478,595       $   510,000       $   555,432
         Derivative financial instruments:
           Interest rate swap agreements               -             5,369                 -                 -
           Interest rate collar agreement              -               938                 -                 -

     Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. All derivative financial instruments are off-balance sheet and therefore have no carrying value. The fair values of the interest rate swap and collar agreements are estimated using quotes from brokers.

16.  SUBSEQUENT EVENT

     In June 1999, the Company entered into an agreement to acquire 100% of the ownership interests in a partnership owning the wireless telephone system serving the Allegan, Michigan RSA. The Allegan market represents approximately 100,000 Net Pops. The Company has agreed to a purchase price of approximately $34,000 in cash and stock, subject to adjustment. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the relevant regulatory approvals. The Company anticipates completing this acquisition in October 1999.

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)

17.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include two distinct business segments:
Domestic and Puerto Rico. The Company determines its segments based on geographic location. The Company measures the operating performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on sale of assets, recapitalization costs and other non-recurring charges.

Information about the Company's operations in its two business segments for the years ended May 31, 1999, 1998 and 1997 is as follows:


                                         Domestic      Puerto Rico     Eliminations             Consolidated
                                         --------      -----------     ------------    -----    ------------

YEAR ENDED MAY 31, 1999
Total revenues                           $241,902         $127,249        $      -               $369,151
Adjusted EBITDA                           127,431           56,067               -                183,498
Total assets                              850,645          248,295        (112,659)    (a)        986,281
Capital expenditures                       37,908           65,496               -                103,404

YEAR ENDED MAY 31, 1998
Total revenues                           $181,502         $ 54,314        $     -                $235,816
Adjusted EBITDA                            86,670           12,538              -                  99,208
Total assets                              718,231          221,504        (92,318)     (a)        847,417
Capital expenditures                       38,996           90,304              -                 129,300

YEAR ENDED MAY 31, 1997
Total revenues                           $143,317         $  5,895        $     -                $149,212
Adjusted EBITDA                            64,277           (8,425)             -                  55,852
Total assets                              764,495          150,455        (70,100)     (a)        844,850
Capital expenditures                       38,921           50,069              -                  88,990


(a)      Elimination of intercompany investments

RECONCILIATION OF LOSS BEFORE INCOME TAX BENEFIT, MINORITY INTEREST AND EXTRAORDINARY ITEM


                                                                            May 31,
                                                                            -------
                                                               1999          1998          1997
                                                            ---------     ---------     ---------
Adjusted EBITDA for reportable segments                     $ 183,498     $  99,208     $  55,852
Interest Expense (net)                                         87,693        43,470        31,568
Depreciation and Amortization                                 114,696       114,194        83,720
Recapitalization costs                                         52,831             -             -
Income from Equity Investments                                 11,502        13,069        15,180
Gain on disposition of assets                                   8,031             5         3,819
                                                            ---------     ---------     ---------
Loss before Income Tax Benefit, Minority Interest
    And Extraordinary Item                                  $ (52,189)     $(45,382)    $ (40,437)
                                                            =========      ========     =========

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


18.  CONSOLIDATING FINANCIAL DATA

     Centennial Cellular Operating Co. LLC is a wholly-owned subsidiary of the Company and is a joint and several co-issuer on the $370,000 senior subordinated notes issued by the Company. Separate financial statements and other disclosures concerning Centennial Cellular Operating Co. LLC are not presented because they are not material to investors.


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               As of May 31, 1999
                             (Amounts in thousands)

                                                                                                                 Centennial
                                                             Centennial          Centennial                       Cellular
                                                          Cellular Operating      Cellular                       Corp. and
                                                              Co. LLC              Corp.         Eliminations   Subsidiaries
                                                           ----------------     -----------      ------------   ------------

ASSETS
Current assets:
             Cash and cash equivalents                          $ 51,141        $      -          $     -        $ 51,141
             Restricted investments                               39,480               -                -          39,480
             Accounts receivable - net                            46,326               -                -          46,326
             Inventory - phones and accessories - net              7,631               -                -           7,631
             Prepaid expenses and other current assets               737               -                -             737
                                                         ----------------       --------        ------------     -----------

                  Total current assets                           145,315               -                -         145,315

Property, plant & equipment - net                                300,120               -                -         300,120

Restricted Investments, long-term                                 19,038                                           19,038

Equity investments - cell systems                                 75,723               -                -          75,723

Debt issuance costs - net                                         58,307               -                -          58,307

Cellular telephone licenses - net                                202,599               -                -         202,599

Personal communications services licenses - net                   58,866               -                -          58,866

Goodwill  - net                                                  119,172               -                -         119,172

Intercompany                                                           -           9,253           (9,253)              -

Other assets - net                                              (172,859)        180,000                -           7,141
                                                         ----------------       --------        ------------     -----------

             Total                                             $ 806,281        $189,253          $(9,253)       $986,281
                                                         ================       ========        ============     ===========



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


Note 18 - Continued


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                  (CONTINUED)
                               As of May 31, 1999
                             (Amounts in thousands)



                                                                                                              Centennial
                                                           Centennial       Centennial                         Cellular
                                                       Cellular Operating    Cellular                         Corp. and
                                                            Co. LLC           Corp.          Eliminations    Subsidiaries
                                                       ------------------   ----------       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Current Portion of long term debt           $     4,500         $       -          $     -        $     4,500
           Accounts payable                                 22,968                 -                              22,968
           Accrued expenses and other
               current liabilities                          94,056             8,315                             102,371
           Payable to affiliates                               125                 -                -                125
                                                         ---------         ---------          ----------     -----------
           Total current liabilities                       121,649             8,315                -            129,964

Long-term debt                                           1,300,857           158,438                -          1,459,295

Intercompany                                                 9,253                 -           (9,253)                 -

 Common stockholders' equity (deficit):
           Class A common stock                                296                16                -                312
           Additional paid-in capital                      396,890            22,484                -            419,374
           Accumulated deficit                          (1,021,587)                -                -         (1,021,587)
                                                         ---------         ---------          ----------     -----------
                                                          (624,401)           22,500                -           (601,901)

           Less: treasury shares                            (1,077)                -                -             (1,077)
                                                         ---------         ---------          ----------     -----------

           Total common stockholders' equity (deficit)    (625,478)           22,500                -           (602,978)
                                                         ---------         ---------          ----------     -----------

           Total                                       $   806,281         $ 189,253          $(9,253)       $   986,281
                                                         =========         =========          ==========     ===========



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


Note 18 - Continued


              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                         FOR THE YEAR ENDED MAY 31, 1999
                             (Amounts in thousands)



                                                                                                           Centennial
                                                                  Centennial          Centennial            Cellular
                                                              Cellular Operating       Cellular            Corp. and
                                                                    Co. LLC              Corp.            Subsidiaries
                                                              --------------------  ----------------  ---------------------


Revenue                                                                 $ 369,151          $      -              $ 369,151
                                                              --------------------  ----------------  ---------------------

Costs and expenses:
          Cost of equipment sold                                           23,065                 -                 23,065
          Cost of services                                                 49,832                 -                 49,832
          Sales and Marketing                                              51,538                 -                 51,538
          General & Administrative                                         61,218                 -                 61,218
          Depreciation and amortization                                   114,696                 -                114,696
          Recapitalization  costs                                          52,831                 -                 52,831
                                                              --------------------  ----------------  ---------------------
                                                                          353,180                 -                353,180
                                                              --------------------  ----------------  ---------------------

Operating income (loss)                                                    15,971                 -                 15,971
                                                              --------------------  ----------------  ---------------------

Income from equity investments                                             11,502                 -                 11,502
Gain on disposition of assets                                               8,031                 -                  8,031
Interest expense - net                                                     87,693                 -                 87,693
                                                              --------------------  ----------------  ---------------------

Loss before income tax
          benefit, minority interest and extraordinary item               (52,189)                -                (52,189)

Income tax benefit                                                         (6,820)                -                 (6,820)
                                                              --------------------  ----------------  ---------------------

Loss before minority interest and extraordinary item                      (45,369)                -                (45,369)

Minority interest in loss
          of subsidiaries                                                     281                 -                    281
                                                              --------------------  ----------------  ---------------------

Loss before extraordinary item                                            (45,088)                -                (45,088)

Extraordinary loss on early
          extinguishment of debt - net of
          income taxes of $(16,698)                                       (35,079)                -                (35,079)
                                                              --------------------  ----------------  ---------------------



Net Loss                                                                $ (80,167)         $      -              $ (80,167)
                                                              ====================  ================  =====================



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


Note 18 - Continued


              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                         For the Year Ended May 31, 1999
                             (Amounts in thousands)



                                                                                                                        Centennial
                                                                        Centennial      Centennial                       Cellular
                                                                    Cellular Operating   Cellular                       Corp. and
                                                                        Co. LLC            Corp.        Eliminations   Subsidiaries
                                                                    ----------------    ------------    ------------   -------------
   OPERATING ACTIVITIES:

      Cash received from subscribers and others                      $      401,316     $         -     $         -    $    401,316
      Cash paid to suppliers, employees and
          governmental agencies                                            (204,294)                                       (204,294)
      Interest paid                                                         (51,906)           (938)              -         (52,844)
                                                                    ----------------    ------------    ------------   -------------

          NET CASH PROVIDED By (USED IN) OPERATING ACTIVITIES               145,116            (938)              -         144,178
                                                                    ----------------    ------------    ------------   -------------

   INVESTING ACTIVITIES:

      Proceeds from disposition of assets                                     4,702               -               -           4,702
      Capital expenditures                                                 (103,404)              -               -        (103,404)
      Acquisition of other assets                                            (2,200)              -               -          (2,200)
      Purchase of restricted securities                                     (77,499)              -               -         (77,499)
      Proceeds from maturity of restricted securities                        19,998               -               -          19,998
      Disposition of equity investment                                       13,500               -               -          13,500
      Acquisition of equity investment and wireless telephone system         (3,000)              -               -          (3,000)
      Distributions received from equity investments                         10,958               -               -          10,958
                                                                    ----------------    ------------    ------------   -------------

          NET CASH USED IN INVESTING ACTIVITIES                            (136,945)              -               -        (136,945)
                                                                    ----------------    ------------    ------------   -------------

   FINANCING ACTIVITIES:

      Proceeds from the issuance of long-term debt                        1,326,062         158,438               -       1,484,500
      Repayment of long-term debt                                          (531,643)              -               -        (531,643)
      Debt issuance costs paid                                              (61,212)              -               -         (61,212)
      Premiums paid on early extinguishment of debt                         (44,634)              -               -         (44,634)
      Proceeds from issuance of class A common stock                        405,150          22,500               -         427,650
      Redemption of preferred stock                                        (128,154)              -               -        (128,154)
      Purchase of common stock in conjunction with recapitalization      (1,052,436)              -               -      (1,052,436)
      Dividends paid                                                        (18,131)              -               -         (18,131)
      Treasury stock purchases                                               (1,077)              -               -          (1,077)
      Cash advances from parent (to affiliates)                             180,000        (180,000)                              -
      Recapitalization costs paid                                           (45,575)              -               -         (45,575)
                                                                    ----------------    ------------    ------------   -------------


          NET CASH PROVIDED BY FINANCING ACTIVITIES                          28,350             938               -          29,288
                                                                    ----------------    ------------    ------------   -------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                 36,521               -               -          36,521

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              14,620               -               -          14,620
                                                                    ----------------    ------------    ------------   -------------

   CASH AND CASH EQUIVALENTS, END OF YEAR                           $        51,141     $         -     $         -    $     51,141
                                                                    ================    ============    ============   =============


                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


Note 18 - Continued


              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                         For the Year Ended May 31, 1999
                                   (CONTINUED)
                             (Amounts in thousands)


                                                                                                                      Centennial
                                                                    Centennial         Centennial                      Cellular
                                                                 Cellular Operating     Cellular                       Corp. and
                                                                     Co. LLC             Corp.       Eliminations    Subsidiaries
                                                                 ------------------    ----------    ------------    ------------

   RECONCILIATION OF NET LOSS TO NET CASH
          PROVIDED BY (USED IN) OPERATING ACTIVITIES:

          Net loss                                                    $   (80,167)        $       -      $      -       $  (80,167)
                                                                      ------------        ----------     ---------      -----------
   Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:

          Depreciation and amortization                                   114,696                 -             -          114,696
          Minority interest in income (loss) of subsidiaries                 (281)                -             -             (281)
          Deferred income taxes                                            (9,886)                -             -           (9,886)
          Equity in undistributed earnings of investee companies          (11,502)                -             -          (11,502)
          Gain on disposition of assets                                    (8,031)                -             -           (8,031)
          Extraordinary loss on extinguishment of debt                     35,079                 -             -           35,079
          Recapitalization costs                                           52,831                 -             -           52,831
          Other                                                             5,577                 -             -            5,577
          Change in assets and liabilities net of effects of
              acquisitions:
                  Accounts receivable - (increase)                        (11,052)                -             -          (11,052)
                  Prepaid expenses and other current assets -
                     (increase)                                              (858)           (9,253)        9,253             (858)
                  Accounts payable, accrued expenses and
                     other current liabilities- increase                   56,524             8,315        (9,253)          55,586
                  Customer deposits and prepayments -
                     increase                                               2,186                 -             -            2,186
                                                                      ------------        ----------     ---------      -----------

          Total adjustments                                               225,283              (938)            -          224,345
                                                                      ------------        ----------     ---------      -----------

   Net cash provided by (used in) operating activities                 $  145,116         $    (938)    $       -       $ 144,178
                                                                      ============        ==========     =========      ===========



                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended May 31, 1999, 1998 and 1997
            (Amounts in thousands, except subscriber and share data)


19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                     Three Months Ended
                                                                     ------------------
                                              August 31,     November 30,       February 28,          May 31,
                                                1997           1997                1998                1998
                                              ---------      ---------          ---------           ---------

Revenues                                    $  52,189        $ 58,575           $  58,941         $   66,111
Operating income (loss)                        (2,792)         (5,933)             (8,597)             2,336
Net loss                                       (6,786)         (9,626)             (9,670)            (5,865)
Loss per share applicable to
    common shareholders (basic and diluted)      (.18)           (.23)               (.25)              (.18)



                                                                  Three Months Ended
                                                                  ------------------
                                              August 31,     November 30,       February 28,          May 31,
                                                1998           1998                1999                1999
                                              ---------      ---------          ---------           ---------



Revenues                                     $ 77,446        $ 87,152           $  97,993         $  106,560
Operating income (loss)                         6,831          10,196             (43,233)            42,177
Income (loss) before
    extraordinary item                          5,655             688             (53,080)             1,649
Net income (loss)                               5,655             688             (93,606)             7,096
Income (loss) per share before
    extraordinary item applicable to
    common shareholders (basic and diluted)       .03            (.06)              (1.33)               .05


    Significant fourth quarter adjustments are described in Note 1 and Note 2.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Centennial Cellular Corp.
Neptune, New Jersey

We have audited the consolidated financial statements of Centennial Cellular Corp. and Subsidiaries (the "Company") as of May 31, 1999 and 1998 and for each of the three years in the period ended May 31, 1999, and have issued our report thereon dated July 7, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/Deloitte & Touche LLP

New York, New York
July 7, 1999

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)



                                             Balance at       Charged to       Charged to                       Balance at
                                             beginning         costs and         other                            end of
                                             of period         expenses         accounts       Deductions        period
                                             ----------------------------------------------------------------------------

Year ended May 31, 1999
       Allowance for Doubtful Accounts       $ 2,693           $ 8,967          $     -        $ 7,897          $ 3,763
                                             ========          ========         ========       ========         ========
       Reserve for Inventory Obsolescence    $   529           $ 2,135          $     -        $ 1,349          $ 1,315
                                             ========          ========         ========       ========         ========

Year ended May 31, 1998
       Allowance for Doubtful Accounts       $ 2,130           $ 7,339          $     -        $ 6,776          $ 2,693
                                             ========          ========         =========      =========        ========
       Reserve for Inventory Obsolescence    $   250           $   279          $     -        $     -          $   529
                                             ========          ========         =========      =========        ========

Year ended May 31, 1997
       Allowance for Doubtful Accounts       $ 1,471           $ 4,860          $     -        $ 4,201          $ 2,130
                                             ========          ========         =========      =========        ========
       Reserve for Inventory Obsolescence    $   250           $     -          $     -        $     -          $   250
                                             ========          ========         =========      =========        ========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.


                                        CENTENNIAL CELLULAR CORP.



                                        By:  /s/Michael J. Small
                                             ---------------------------
                                                MICHAEL J. SMALL
                                President, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 1999 has been signed below by the following persons in the capacities indicated on the 13th day of August, 1999.


/s/Michael J. Small                President, Chief Executive Officer
------------------------------     and Director (Principal Executive Officer)
MICHAEL J. SMALL

/s/Peter W. Chehayl                Senior Vice President, Treasurer and
------------------------------     Chief Financial Officer, (Principal Financial
PETER W. CHEHAYL                   Officer)

/s/Thomas E. Bucks                 Senior Vice President-Controller
------------------------------     (Principal Accounting Officer)
THOMAS E. BUCKS

/s/Thomas E. McInerney             Chairman, Board of Directors
------------------------------
THOMAS E. MCINERNEY

/s/Anthony J. De Nicola            Director
------------------------------
ANTHONY J. DE NICOLA

/s/Rudolph E. Rupert               Director
------------------------------
RUDOLPH E. RUPERT

/s/Mark T. Gallogly                Director
------------------------------
MARK T. GALLOGLY

/s/Lawrence H. Guffey              Director
------------------------------
LAWRENCE H. GUFFEY

                                                                     Exhibit 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (AMOUNTS IN THOUSANDS)



                                                           -------------------------------------------------------------------------
                                                                                       Year Ended May 31,
                                                                 1999           1998           1997           1996            1995
                                                           -------------------------------------------------------------------------


    Loss before income tax benefit, minority interest &
       extraordinary item                                     $(52,189)   $  (45,382) $     (40,437)$        (28,212)   $   (47,117)

       Minus adjustment so as to include only distributed
       income of less than 50% owned equity investments           (544)       (2,960)        (8,317)          (3,603)        (1,774)

       Add: Fixed Charges                                      106,396        70,940         56,999           56,833         42,769
       Less: Capitalized interest                                    -             -         (2,752)          (5,200)             -
       Less: Preferred stock dividends                         (11,395)      (23,488)       (19,458)         (23,073)       (18,226)
                                                              ---------   -----------    -----------   --------------   ------------

    Earnings, as defined                                      $ 42,268    $     (890)    $  (13,965)   $      (3,255)   $   (24,348)
                                                              =========   ===========    ===========   ==============   ============

    Fixed charges:

       Interest expense, including amortization of
         debt issuance costs                                    92,102        45,155         33,379           27,886         23,996
       Interest portion of rent expense                          2,899         2,297          1,410              674            547
       Capitalized interest                                          -             -          2,752            5,200              -
       Preferred stock dividends                                11,395        23,488         19,458           23,073         18,226
                                                              ---------   -----------    -----------   --------------   ------------
    Fixed charges, as defined                                 $106,396    $   70,940     $   56,999    $      56,833    $    42,769
                                                              =========   ===========    ===========   ==============   ============

    Ratio of earnings to fixed charges  (1)                    --           ---            ---             ---             ---
                                                              =========   ===========    ===========   ==============   ============

    Amount by which earnings are less than fixed charges      $(64,128)   $  (71,830)    $  (70,964)   $     (60,088)   $   (67,117)
                                                              =========   ===========    ===========   ==============   ============



(1) The ratio of earnings to fixed charges is less than one-to-one and, therefore, earnings are inadequate to cover fixed charges.



                                   EXHIBIT 21

                   SUBSIDIARIES OF CENTENNIAL CELLULAR CORP.,
                             A DELAWARE CORPORATION



NAME                                                       STATE OF ORGANIZATION

Alexandria Cellular Corp.                                         Delaware
Alexandria Cellular License Corp.                                 Delaware
Bauce Communications, Inc.                                         Oregon
Bauce Communications of Beaumont, Inc.                             Oregon
Centennial Asia Pacific Cellular Holding Corp.                     Nevada
Centennial Ashe Cellular Corp.                                    Delaware
Centennial Beauregard Cellular LLC                                Delaware
Centennial Beauregard Holding Corp.                               Delaware
Centennial Benton Harbor Cellular Corp.                           Delaware
Centennial Benton Harbor Holding Corp.                            Delaware
Centennial Caldwell Cellular Corp.                                Delaware
Centennial Cellular Operating Co. LLC                             Delaware
Centennial Cellular Telephone Company of  Del Norte               Delaware
Centennial Cellular Telephone Company of  Lawrence                Delaware
Centennial Cellular Telephone Company of  Modoc                   Delaware
Centennial Cellular Telephone Company of  Sacramento Valley       Delaware
Centennial Cellular Telephone Company of  San Francisco           Delaware
Centennial Cellular Wireless Holding Corp.                       New Jersey
Centennial Claiborne Cellular Corp.                               Delaware
Centennial Clinton Cellular Corp.                                 Delaware
Centennial DeSoto Cellular Corp.                                  Delaware
Centennial Hammond Cellular LLC                                   Delaware
Centennial Iberia Holding Corp.                                   Delaware
Centennial Jackson Cellular Corp.                                 Delaware
Centennial Lafayette Cellular Corp.                              Louisiana
Centennial Lake Charles Cellular Corp.                            Delaware
Centennial Louisiana Holding Corp.                                Delaware
Centennial Michigan RSA 6 Cellular Corp.                          Delaware
Centennial Michigan RSA 7 Cellular Corp.                          Delaware
Centennial Microwave Corp.                                        Delaware
Centennial Morehouse Cellular LLC                                 Delaware
Centennial Puerto Rico Realty Corporation                       Puerto Rico
Centennial Puerto Rico Wireless Corporation                       Delaware
Centennial Randolph Cellular LLC                                  Delaware
Centennial Randolph Holding Corp.                                 Delaware
Centennial Wireless PCS License Corp.                             Delaware
Centennial Wireless PCS Operations Corp.                          Delaware
Century Beaumont Cellular Corp.                                   Delaware
Century Cellular Realty Corp.                                     Delaware



Century Charlottesville Cellular Corp.                            Virginia
Century Charlottesville Cellular Corp.                            Delaware
Century El Centro Cellular Corp.                                 California
Century Elkhart Cellular Corp.                                    Delaware
Century Indiana Cellular Corp.                                    Delaware
Century Lynchburg Cellular Corp.                                  Delaware
Century Lynchburg Cellular Corp.                                  Virginia
Century Michiana Cellular Corp.                                   Delaware
Century Michigan Cellular Corp.                                   Delaware
Century Montgomery Cellular Corp.                                 Delaware
Century Roanoke Cellular Corp.                                    Virginia
Century Roanoke Cellular Corp.                                    Delaware
Century Rural Cellular Corp.                                      Delaware
Century South Bend Cellular Corp.                                 Delaware
Century Yuma Paging Corp.                                         Delaware
Century Yuma Cellular Corp.                                       Delaware
El Centro Cellular Corporation                                    Delaware
Elkhart Metronet, Inc.                                            Indiana
Hendrix Electronics, Inc.                                        California
Hendrix Radio Communications, Inc.                               California
Iberia Cellular Telephone Company LLC                             Delaware
Lafayette Communications, Inc.                                    Delaware
Lambda Communications, Incorporated (Incorporado)               Puerto Rico
Lambda Operations Corp.                                           Delaware
Lambda PCS Corp.                                                   Nevada
Lambda Realty Corp.                                               Delaware
Mega Comm, LLC                                                    Delaware
Centennial Mega Comm Holding Corp.                                Delaware
Michiana Metronet, Inc.                                           Indiana
South Bend Metronet, Inc.                                         Indiana
Centennial Tri-State Operating Partnership                        Delaware
