Form 10-Q
period 1999-08-31
CENTENNIAL CELLULAR CORP
filed 1999-10-12
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended August 31, 1999
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from   to
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

Class A Common 31,200,961 outstanding shares as of  October 8, 1999

                                              PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                             August 31,
                                                                                                1999             May 31,
                                                                                             (Unaudited)           1999
                                                                                           ----------------    -------------



ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $       48,212   $       51,141
      Restricted investments                                                                        39,261           39,480
      Accounts receivable, less allowance for doubtful
          accounts of $4,185 and $3,763, respectively                                               48,879           46,326
      Inventory - phones and accessories, less allowance for
           obsolescence of $1,002 and $1,315, respectively                                           7,987            7,631
      Prepaid expenses and other current assets                                                      1,701              737
                                                                                             -------------    -------------
        TOTAL CURRENT ASSETS                                                                       146,040          145,315

PROPERTY, PLANT AND EQUIPMENT - net                                                                316,692          300,120

RESTRICTED INVESTMENTS, long-term                                                                        -           19,038

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                        76,144           75,723

DEBT ISSUANCE COSTS, less accumulated amortization of
       $4,654 and $2,905, respectively                                                              56,731           58,307

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $300,153 and $298,725, respectively                                          201,171          202,599

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $4,285 and $3,893, respectively                                               58,474           58,866

GOODWILL, less accumulated amortization of $31,390
      and $30,430, respectively                                                                    119,798          119,172

OTHER ASSETS - net                                                                                   9,399            7,141
                                                                                             -------------    -------------
        TOTAL                                                                               $      984,449   $      986,281
                                                                                             =============    =============



            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                           August 31,
                                                                                              1999              May 31,
                                                                                          (Unaudited)             1999
                                                                                        -----------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Current portion of long term debt                                              $            4,500   $          4,500
       Accounts payable                                                                           24,279             22,968
       Accrued expenses and other current liabilities                                             76,412            102,371
       Payable to affiliates                                                                         125                125
                                                                                        -----------------    ---------------

            TOTAL CURRENT LIABILITIES                                                            105,316            129,964

LONG-TERM DEBT                                                                                 1,474,902          1,459,295

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock par value $.01 per share:
            Class A, 1 vote per share, 50,000,000 shares authorized
             issued, 31,224,462 shares;and outstanding 31,200,961 shares,                            312                312
       Common stock issuable                                                                       1,530                  -
       Additional paid-in capital                                                                419,374            419,374
       Accumulated deficit                                                                    (1,015,908)        (1,021,587)
                                                                                        -----------------    ---------------
                                                                                                (594,692)          (601,901)
       Less:  Cost of 23,501 Class A common shares in treasury                                    (1,077)            (1,077)
                                                                                        -----------------    ---------------

            TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                         (595,769)          (602,978)
                                                                                        -----------------    ---------------

                       TOTAL                                                          $          984,449   $        986,281
                                                                                        =================    ===============




            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                                                    Three Months Ended
                                                                                        --------------------------------------------
                                                                                           August 31,                August 31,
                                                                                              1999                      1998
                                                                                        ------------------       -------------------
REVENUE:
      Service revenue                                                                   $         112,955      $             76,191
      Equipment sales                                                                               4,317                     1,255
                                                                                        -----------------       -------------------
                                                                                                  117,272                    77,446
                                                                                        -----------------       -------------------
COSTS AND EXPENSES:
      Cost of equipment sold                                                                        7,599                     4,533
      Cost of services                                                                             15,705                    10,382
      Sales and marketing                                                                          17,774                    11,031
      General and administrative                                                                   18,268                    12,865
      Depreciation and amortization                                                                18,984                    31,804
                                                                                        -----------------        ------------------
                                                                                                   78,330                    70,615
                                                                                        -----------------        ------------------
OPERATING INCOME                                                                                   38,942                     6,831

INCOME FROM EQUITY INVESTMENTS                                                                      3,484                     3,649
(LOSS) GAIN ON DISPOSITION OF ASSETS                                                                   (2)                    9,556
INTEREST EXPENSE -  NET                                                                           (35,934)                  (11,131)
                                                                                       ------------------        ------------------
INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                              6,490                     8,905


INCOME TAX  EXPENSE                                                                                  (856)                   (3,008)

INCOME BEFORE MINORITY INTEREST                                                                     5,634                     5,897

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                                                     45                      (242)
                                                                                        ------------------       ------------------

      NET INCOME                                                                      $             5,679      $              5,655
                                                                                        ==================       ==================

DIVIDEND REQUIREMENT ON PREFERRED STOCK                                               $                 -      $             (4,113)
                                                                                        ==================       ==================

INCOME APPLICABLE TO COMMON SHARES                                                    $             5,679      $              1,542
                                                                                        ==================       ==================

EARNINGS PER COMMON SHARE - BASIC AND DILUTED                                         $              0.18      $               0.03
                                                                                        ==================       ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD:
          BASIC                                                                                    31,213                    55,799
                                                                                        ==================       ==================
          DILUTED                                                                                  32,334                    57,782
                                                                                        ==================       ==================


            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                Common Stock                    Additional
                                 ---------------------------------------
                                        Class A            Class B       Common   Paid-In Treasury  Deferred    Accumu-
                                 --------------------  -----------------  Stock                      Compen-     lated
                                   Shares    Dollars     Shares  Dollars Issuable Capital   Stock    sation     Deficit     Total
                                 ----------- -------  ---------- ------- ------- -------- --------- --------- ----------- ----------
Balance at June 1, 1998           50,150,049  $501    10,544,113    $105  $    - $357,684 $(30,614) $(3,029)  $(284,238)    $40,409

Common stock issued in
   connection with incentive plans 1,403,823    14             -       -       -    4,880        -        -           -       4,894

Common stock issued in
   connection with employee           48,880     -             -       -       -      257        -        -           -         257
   stock purchase plan

Deferred compensation
   Employment agreement               50,003     1             -       -       -      749        -     (750)          -           -

Recapitalization:

   Repurchase of the class A & B
      common stock               (44,447,328) (444)  (10,544,113)   (105)      - (340,336)       -     2,573    (692,002)(1,030,314)

   Retirement of treasury stock   (4,896,627)  (49)            -       -       -        -   30,614         -     (30,565)         -

   Recapitalization costs                  -     -             -       -       -  (16,165)       -         -      65,385     49,220

   Capital contributions          28,915,662   289             -       -       -  422,211        -         -           -    422,500

Preferred stock dividends                  -     -             -       -       -   (9,906)       -         -           -     (9,906)

Treasury stock purchases                   -     -             -       -       -        -   (1,077)        -           -     (1,077)

Amortization of deferred                   -     -             -       -       -        -        -     1,206           -      1,206
      compensation

Net loss                                   -     -             -       -       -        -        -         -     (80,167)   (80,167)
                               ------------- ------   ----------  ------- ------  -------  --------    ------   ---------  ---------

Balance at May 31, 1999           31,224,462   312             -       -       -  419,374   (1,077)        -  (1,021,587)  (602,978)

Common stock issuable                      -     -             -       -   1,530        -        -         -           -      1,530

Net income                                 -     -             -       -       -        -        -         -       5,679      5,679
                               ------------- ------   ----------  ------- ------  -------  --------    ------  ----------   --------

Balance at August 31, 1999
      (unaudited)                 31,224,462 $ 312             -  $    - $ 1,530 $419,374  $(1,077)    $   - $(1,015,908) $(595,769)
                               ============= ======   ==========  ======= ====== ========  ========    ======  ==========   ========


            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                    Three Months Ended
                                                                                           -------------------------------------
                                                                                             August 31,            August 31,
                                                                                                1999                  1998
                                                                                           ---------------        --------------
      OPERATING ACTIVITIES:

          Cash received from subscribers and others                                      $       123,549       $        83,306
          Cash paid to suppliers, employees and
              governmental agencies                                                              (70,526)              (48,808)
          Interest paid                                                                          (59,307)               (2,954)
                                                                                           ---------------        --------------

              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (6,284)               31,544
                                                                                           ---------------        --------------

      INVESTING ACTIVITIES:

          Proceeds from disposition of assets                                                          3                     -
          Capital expenditures                                                                   (32,385)              (20,354)
          Acquisition of other assets                                                                  -                (2,200)
          Disposition of equity investment                                                             -                13,500
          Acquisition, net of cash acquired                                                       (1,968)                    -
          Distributions received from equity investments                                           2,835                 3,675
          Proceeds from maturity of restricted securities                                         19,998                     -
                                                                                           ---------------        --------------

              NET CASH USED IN INVESTING ACTIVITIES                                              (11,517)               (5,379)
                                                                                           ---------------        --------------

      FINANCING ACTIVITIES:

          Proceeds from the issuance of long-term debt                                            16,170                     -
          Repayment of long-term debt                                                             (1,125)              (10,000)
          Debt issuance costs paid                                                                  (173)                    -
          Proceeds from issuance of class A common stock                                               -                    10
          Recapitalization costs paid                                                                  -                (1,410)
                                                                                           ---------------        --------------


              NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                  14,872               (11,400)
                                                                                           ---------------        --------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,929)               14,765

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              51,141                14,620
                                                                                           ---------------        --------------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        48,212         $      29,385
                                                                                           ===============        ==============




            See notes to condensed consolidated financial statements

                                  CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (CONTINUED)
                                                 (Unaudited)
                                            (Amounts in thousands)

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                 August 31,            August 31,
                                                                                    1999                  1998
                                                                               ---------------       ----------------
RECONCILIATION OF NET INCOME TO NET CASH
       (USED IN)PROVIDED BY OPERATING ACTIVITIES:

       Net income                                                            $         5,679      $           5,655
                                                                               --------------        ---------------
Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:

       Depreciation and amortization                                                  18,984                 31,804
       Minority interest in (loss) income of subsidiaries                                (45)                   242
       Deferred income taxes                                                            (320)                 3,008
       Equity in undistributed earnings of investee companies                         (3,484)                (3,649)
       Loss (Gain) on disposition of assets                                                2                 (9,556)
       Other                                                                           1,748                    746
       Change in assets and liabilities net of effects of
          acquisitions:
              Accounts receivable - (increase)                                        (3,075)                (5,672)
              Prepaid expenses and other current assets -
                 (increase)                                                           (1,431)                (3,488)
              Accounts payable, accrued expenses and
                 other current liabilities- (decrease) increase                      (24,474)                11,806
              Customer deposits and prepayments -
                 increase                                                                132                    648
                                                                               ---------------       ----------------

       Total adjustments                                                             (11,963)                25,889
                                                                               ---------------       ----------------

Net cash (used in) provided by operating activities                          $        (6,284)      $         31,544
                                                                               ===============       ================










            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of August 31, 1999 and the results of its consolidated operations and cash flows for the three months ended August 31, 1999 and 1998. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1999 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1999 is audited.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Stock Split

On January 13, 1999, outstanding shares of class A common stock were split three-for-one. All class A common share and per share amounts have been restated to reflect the split.

Note 2. Long-Term Debt

The Company and its subsidiaries had the following debt outstanding at August 31, 1999 and May 31,1999:

                                                                August 31,             May 31,
                                                                  1999                   1999
                                                              ------------            -----------
Centennial 8 7/8% Senior Notes due 2001..............        $       1,388            $    1,388
Centennial 10 1/8% Senior Notes due 2005.............                  219                   219
Term Loans...........................................              896,625               897,750
Revolving Credit Facility............................               46,100                36,000
Subordinated Notes due 2009 (Mezzanine Debt).........              165,070               158,438
Centennial 10 3/4%Senior Subordinated Notes due 2008.              370,000               370,000
                                                                ----------              --------
Total Long Term Debt.................................           $1,479,402            $1,463,795
Current Portion of Term Loan                                        (4,500)               (4,500)
                                                                ----------              --------
Net Long Term Debt                                              $1,474,902            $1,459,295
                                                                ==========              ========

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at August 31, 1999 are summarized as follows:

         August 31, 2000                                     $       4,500
         August 31, 2001                                             4,500
         August 31, 2002                                            39,638
         August 31, 2003                                            66,375
         August 31, 2004                                            88,875
         August 31, 2005 and thereafter                          1,275,514
                                                             -------------
                                                             $   1,479,402
                                                             =============

The Company was in compliance with all covenants of their debt agreements at August 31, 1999. Interest expense, as reflected on the financial statements has been partially offset by interest income. The gross interest expense for the three months ended August 31, 1999 and 1998 were $37,560 and $11,479, respectively.

Note 3.  Commitments and Contingencies

The  Company  acquired  Integrated  Systems,  Inc.  and  Spiderlink  Puerto Rico
Internet Services in August 1999. In connection with such acquisition, the Company will issue 40,000 shares of its class A common stock. Such shares are included in Common stock issuable in the Company's Consolidated Balance Sheet. An additional 40,000 shares are issuable upon the resolution of certain contingencies.

Note 4.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include two distinct business segments: Domestic and Puerto Rico. The Company determines its segments based on geographic location. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on sale of assets and other non-recurring charges.

Information about the Company's operations in its two business segments for the three months ended August 31, 1999 and 1998 is as follows:

                                                        Domestic         Puerto Rico        Eliminations              Consolidated
                                                    ----------------- ------------------ -------------------- ----- ----------------

Three months ended August 31, 1999
---------------------------------------------------
Total revenues                                            $72,519            $44,753           $        -                 $117,272
EBITDA                                                     38,750             19,176                    -                   57,926
Total assets                                              830,275            269,147             (114,973)  (a)            984,449
Capital expenditures                                       10,685             21,700                    -                   32,385


Three months ended August 31, 1998
---------------------------------------------------
Total revenues                                            $53,902           $ 23,544           $        -                 $ 77,446
EBITDA                                                     29,112              9,523                    -                   38,635
Total assets                                              724,804            219,134              (93,182)  (a)            850,756
Capital expenditures                                        8,204             12,150                    -                   20,354

(a)      Elimination of intercompany investments



Reconciliation of Income before Income Tax Expense and Minority Interest

                                                                Three months ended August 31,
                                                                   1999             1998
                                                               -------------- -----------------
EBITDA for reportable segments                                      $ 57,926           $38,635
Interest Expense (net)                                               (35,934)          (11,131)
Depreciation and Amortization                                        (18,984)          (31,804)
Income from Equity Investments                                         3,484             3,649
(Loss) Gain on disposition of assets                                      (2)            9,556
                                                               -------------- -----------------
Income before Income Tax Expense and Minority Interest                $6,490           $ 8,905
                                                                     ========         =========



Note 5.   Consolidating Financial Data

          Centennial Cellular Operating Co. LLC is a wholly-owned subsidiary of the Company and is a joint and several co-issuer on the $370,000 senior subordinated notes issued by the Company. Separate financial statements and other disclosures concerning Centennial Cellular Operating Co. LLC are not presented because they are not material to investors.




                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              As of August 31, 1999
                             (Amounts in thousands)

                                                                                                                       Centennial
                                                            Centennial           Centennial                             Cellular
                                                        Cellular Operating        Cellular                             Corp. and
                                                             Co. LLC                Corp.          Eliminations        Subsidiaries
                                                       --------------------      -----------     ----------------    ---------------
ASSETS
Current assets:
           Cash and cash equivalents                          $     48,212           $    -              $     -          $  48,212

           Restricted investments                                   39,261                -                    -             39,261

           Accounts receivable - net                                48,879                -                    -             48,879

           Inventory - phones and accessories - net                  7,987                -                    -              7,987

           Prepaid expenses and other current assets                 1,701                -                    -              1,701
                                                       --------------------      -----------     ----------------    ---------------


                Total current assets                               146,040                -                    -            146,040


Property, plant & equipment - net                                  316,692                -                    -            316,692


Equity investments - cell systems                                   76,144                -                    -             76,144


Debt issuance costs - net                                           56,731                -                    -             56,731


Cellular telephone licenses - net                                  201,171                -                    -            201,171


Personal communications services licenses - net                     58,474                -                    -             58,474


Goodwill  - net                                                    119,798                -                    -            119,798


Intercompany                                                             -            2,128               (2,128)                 -


Other assets - net                                                (170,601)         180,000                    -              9,399
                                                       --------------------      -----------     ----------------    ---------------

           Total                                              $    804,449         $182,128            $  (2,128)      $    984,449
                                                       ====================      ===========     ================    ===============

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                              As of August 31, 1999
                             (Amounts in thousands)


                                                                                                                     Centennial
                                                       Centennial          Centennial                                 Cellular
                                                   Cellular Operating       Cellular                                 Corp. and
                                                        Co. LLC                Corp.           Eliminations         Subsidiaries
                                                  -------------------     ---------------   -----------------    -----------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
      Current Portion of long term debt                   $    4,500              $    -            $       -           $   4,500
      Accounts payable                                        24,279                   -                                   24,279
      Accrued expenses and other
         current liabilities                                  76,194                 218                    -              76,412
     Payable to affiliates                                       125                   -                    -                 125
                                                  -------------------     ---------------   ------------------   -----------------

      Total current liabilities                              105,098                 218                    -             105,316



Long-term debt                                             1,309,832             165,070                    -           1,474,902


Intercompany                                                   2,128                   -               (2,128)                  -


 Common stockholders' equity (deficit):
      Class A Common stock                                       296                  16                    -                 312
      Common stock issuable                                    1,530                   -                    -               1,530
      Additional paid-in capital                             396,890              22,484                    -             419,374
      Accumulated deficit                                 (1,010,248)             (5,660)                   -          (1,015,908)
                                                  -------------------     ---------------   ------------------   -----------------
                                                            (611,532)             16,840                    -            (594,692)


      Less: treasury shares                                   (1,077)                  -                    -              (1,077)
                                                  -------------------     ---------------   ------------------   -----------------
      Total common stockholders' equity (deficit)           (612,609)             16,840                    -            (595,769)
                                                  -------------------     ---------------   ------------------   -----------------

      Total                                             $    804,449           $ 182,128            $  (2,128)         $  984,449
                                                  ===================     ===============   ==================   =================


              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1999
                             (Amounts in thousands)


                                                                                                               Centennial
                                                                   Centennial           Centennial              Cellular
                                                               Cellular Operating        Cellular              Corp. and
                                                                    Co. LLC                Corp.              Subsidiaries
                                                              ---------------------  ------------------  -----------------------

Revenue                                                              $     117,272            $      -           $      117,272

Costs and expenses:
          Cost of equipment sold                                             7,599                   -                    7,599
          Cost of services                                                  15,705                   -                   15,705
          Sales and Marketing                                               17,774                   -                   17,774
          General & Administrative                                          18,268                   -                   18,268
          Depreciation and amortization                                     18,984                   -                   18,984
                                                              ---------------------  ------------------  -----------------------

                                                                            78,330                   -                   78,330
                                                              ---------------------  ------------------  -----------------------

Operating income                                                            38,942                   -                   38,942
                                                              ---------------------  ------------------  -----------------------

Income from equity investments                                               3,484                   -                    3,484

Loss on disposition of assets                                                   (2)                  -                      (2)

Interest expense - net                                                     (30,274)             (5,660)                 (35,934)
                                                              ---------------------  ------------------  -----------------------

Income (loss) before income tax expense and minority interest               12,150              (5,660)                   6,490


Income tax expense                                                            (856)                  -                     (856)
                                                              ---------------------  ------------------  -----------------------

Income (loss) before minority interest                                      11,294              (5,660)                   5,634


Minority interest in loss
          of subsidiaries                                                       45                   -                       45
                                                              ---------------------  ------------------  -----------------------

Net Income (Loss)                                                    $      11,339        $     (5,660)           $       5,679
                                                              =====================  ==================  =======================

                                       12

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Three Months Ended August 31, 1999
                             (Amounts in thousands)

                                                                                                                        Centennial
                                                                    Centennial         Centennial                        Cellular
                                                                Cellular Operating      Cellular                        Corp. and
                                                                      Co. LLC            Corp.        Eliminations     Subsidiaries
                                                               ------------------   -------------  ---------------   ---------------
OPERATING ACTIVITIES:

     Cash received from subscribers and others                 $        123,549    $          -    $           -    $      123,549
     Cash paid to suppliers, employees and
        governmental agencies                                           (70,526)                                           (70,526)
     Interest paid                                                      (46,112)        (13,195)               -           (59,307)
                                                                 ----------------   -------------  ---------------   ---------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               6,911         (13,195)               -            (6,284)
                                                                 ----------------   -------------  ---------------   ---------------

INVESTING ACTIVITIES:

     Proceeds from disposition of assets                                      3               -                -                 3
     Capital expenditures                                               (32,385)              -                -           (32,385)
     Proceeds from maturity of restricted securities                     19,998               -                -            19,998
     Acquisition, net of cash acquired                                   (1,968)              -                -            (1,968)
     Distributions received from equity investments                       2,835               -                -             2,835
                                                                 ----------------   -------------  ---------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES                           (11,517)              -                -           (11,517)
                                                                 ----------------   -------------  ---------------     -------------

FINANCING ACTIVITIES:

     Proceeds from the issuance of long-term debt                        10,100           6,070                -            16,170
     Repayment of long-term debt                                         (1,125)              -                -            (1,125)
     Debt issuance costs paid                                              (173)              -                -              (173)
     Cash advances to affiliates (from parent)                           (7,125)          7,125                -                 -
                                                                 ------------------   -------------  ---------------   -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,677          13,195                -            14,872
                                                                -------------------   -------------  ---------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,929)              -                -            (2,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           51,141               -                -            51,141

                                                                 ------------------   -------------  ---------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $         48,212      $        -     $          -      $     48,212
                                                                 ==================   =============  ===============   =============

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Three Months Ended August 31, 1999
                                   (CONTINUED)
                             (Amounts in thousands)


                                                                                                                     Centennial
                                                                Centennial         Centennial                           Cellular
                                                            Cellular Operating      Cellular                           Corp. and
                                                                  Co. LLC             Corp.         Eliminations      Subsidiaries
                                                              ----------------    --------------    --------------   ---------------
   RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:

       Net income (loss)                                    $          11,339   $       (5,660)   $             -  $          5,679
                                                              ----------------    --------------    --------------   ---------------

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization                                   18,422               562                 -            18,984
       Minority interest in loss of subsidiaries                          (45)                -                 -               (45)
       Deferred income taxes                                             (320)                -                 -              (320)
       Equity in undistributed earnings of investee companies          (3,484)                -                 -            (3,484)
       Loss on disposition of assets                                        2                 -                 -                 2
       Other                                                            1,748                 -                 -             1,748
       Change in assets and liabilities net of effects of
          acquisitions:
            Accounts receivable - (increase)                           (3,075)                -                 -            (3,075)
            Prepaid expenses and other current assets -
               (increase)                                              (1,431)                -                 -            (1,431)
            Accounts payable, accrued expenses and
               other current liabilities-(decrease)                   (16,377)           (8,097)                -           (24,474)
            Customer deposits and prepayments -
               increase                                                   132                 -                 -               132
                                                               ----------------    --------------    --------------   --------------

       Total adjustments                                               (4,428)           (7,535)                -           (11,963)
                                                               ----------------    --------------    --------------   --------------

   Net cash provided by (used in) operating activities       $          6,911   $       (13,195)   $            -    $       (6,284)
                                                               ================    ==============    ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

Results of Operations (Amounts in thousands, except subscriber and share data)

Overview

The Company's results for the three months ended August 31, 1999 reflect strong growth in the subscriber base in both the Company's Domestic Operations and Puerto Rico Operations. The Company's wireless subscribers at August 31, 1999 were 486,300 as compared to 354,100 at August 31, 1998, an increase of 37%. The Company reported net income of $5,679 or $0.18 per basic and diluted share during the three months ended August 31, 1999 as compared to $5,655 or $0.03 per share during the three months ended August 31, 1998. The table below summarizes results of operations for each period:

                                   Three Months Ended
                                    8/31/99   8/31/98  % Change
                                   --------- --------- --------
EBITDA (1)                         $ 57,926   $ 38,635     50%
Operating income                   $ 38,942   $  6,831    470%
Net income                         $  5,679   $  5,655      0%
Earnings per common share-
Basic and Diluted                     $0.18      $0.03    500%

(1) Earnings before interest, taxes, depreciation, amortization, extraordinary items, income from equity investments, gain (loss) on disposition of assets, allocations to minority interests in consolidated subsidiaries and recapitalization costs ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Domestic Operations

Revenue
                                     Three Months Ended
                                      8/31/99    8/31/98   % Change
                                     ---------  ---------  --------
Service revenue                       $ 69,409  $ 52,964       31%
Equipment sales                          3,110       938      232%
                                      --------  --------
Total revenue                         $ 72,519  $ 53,902       35%
                                      ========  ========

Total Domestic service revenue, excluding roaming usage, increased $5,744 to $41,391 representing a 16% increase from the three months ended August 31, 1998, primarily due to an increase in subscribers of $9,458, partially offset by a decrease in retail revenue per subscriber of $3,714. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of included plan minutes as compared to analog rate plans. Domestic roamer usage increased to $28,018 or 62% over roamer revenues of $17,317 for the three months ended August 31, 1998, primarily due to an increase in usage of $12,996 partially offset by a decrease in the rate per minute of $2,295.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current year and digital phone pricing.

Domestic had approximately 341,200 and 268,200 subscribers at August 31, 1999 and 1998, respectively. Increases from new activations of 143,000 were offset by subscriber cancellations of 70,000. The cancellations experienced by the Company are primarily the result of competitive factors and non-payment.

Domestic revenue per subscriber per month, based upon an average number of subscribers, was $73 for the three months ended August 31, 1999, as compared to $68 for the three months ended August 31, 1998. The Company expects that revenue per subscriber will be impacted by competition and lower reciprocal per minute roaming rates with other wireless carriers.

Costs and expenses
                                     Three Months Ended
                                      8/31/99   8/31/98  % Change
                                     --------- --------- --------
Cost of equipment sold               $  5,555   $ 3,881     43%
Cost of services                     $  7,219   $ 6,104     18%
Sales and marketing                  $ 10,280   $ 6,048     70%
General and administrative           $ 10,715   $ 8,757     22%

EBITDA                               $ 38,750  $ 29,112     33%
Depreciation and amortization           7,973    20,755    (62%)
                                     --------  --------
Operating income                     $ 30,777  $  8,357    268%
                                     ========  ========

Cost of equipment sold increased during the three months ended August 31, 1999, primarily due to an increase in the number of telephone units sold.

Cost of services increased during the three months ended August 31, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Company's network.

Sales and marketing expenses increased during the three months ended August 31, 1999, primarily due to the increase in gross subscriber additions.

General and administrative expenses increased during the three months ended August 31, 1999, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the Domestic Operations for the three months ended August 31, 1999 was $38,750, an increase of $9,638 or 33% over the three months ended August 31, 1998.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its existing business continues. In addition, the Company expects that the continued development of its markets will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the three months ended August 31, 1999 was $7,973, a decrease of $12,782 or 62% over the three months ended August 31, 1998. The decrease was the result of the effect of the Company prospectively changing the amortization period for its cellular telephone licenses and the difference between the cost of its equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. The Company changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $11,891 for the three months ended August 31, 1999. The effect of this change in amortization periods (net of the related tax effect) was to increase earnings per share-basic and diluted by $0.33 and

$0.32, respectively. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

Operating income for the three months ended August 31, 1999 was $30,777, an increase of $22,420 from the operating income of $8,357 for the three months ended August 31, 1998.

Puerto Rico Operations

Revenue
                                      Three Months Ended
                                      8/31/99   8/31/98  % Change
                                     --------- --------- --------
Service revenue                      $ 43,546  $ 23,227      87%
Equipment sales                         1,207       317     281%
                                     --------  --------
Total revenue                        $ 44,753  $ 23,544      90%
                                     ========  ========

Total PCS Wireless service revenue increased $15,720 or 77% to $36,088. This increase reflects PCS Wireless subscriber growth of $16,599, partially offset by lower subscriber pricing of $879. Total Wireline service revenue increased by $4,599 to $7,458.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to increased phone sales to pre-paid customers during the current year.

PCS Wireless subscribers at August 31, 1999 were approximately 145,100, an increase of 69% from the 85,900 subscribers at August 31, 1998. Increases from new activations of 106,500 were offset by subscriber cancellations of 47,300.
The cancellations experienced by the Company are primarily the result of competitive factors and non-payment.

PCS Wireless revenue per subscriber per month, based upon an average number of subscribers, was $88 for the three months ended August 31, 1999 and 1998. The Company expects that revenue per subscriber will be impacted by competition.

Costs and expenses
                                      Three Months Ended
                                      8/31/99    8/31/98    % Change
                                     ---------  ---------   --------
Cost of equipment sold               $  2,044    $   652       213%
Cost of services                     $  8,486    $ 4,278        98%
Sales and marketing                  $  7,494    $ 4,983        50%
General and administrative           $  7,553    $ 4,108        84%

EBITDA                               $ 19,176      9,523       101%
Depreciation and amortization          11,011     11,049         0%
                                     --------    -------
Operating income (loss)              $  8,165    $(1,526)       N/A
                                     ========    =======

Cost of equipment sold increased during the three months ended August 31, 1999, primarily due to an increase in sales of handsets to new prepaid subscribers and increased sales of accessories.

Cost of services increased during the three months ended August 31, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Company's network.

Sales and marketing expenses increased during the three months ended August 31, 1999, primarily due to the increase in gross subscriber additions.

General and administrative expenses increased during the three months ended August 31, 1999, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the Puerto Rico Operations for the three months ended August 31, 1999 was $19,176, an increase of $9,653 or 101% over the three months ended August 31, 1998.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its existing business continues. In addition, the Company expects that its participation in the Puerto Rico telecommunications business will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the three months ended August 31, 1999 was $11,011, a decrease of $38 or less than 1% over the three months ended August 31, 1998. The decrease results from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2000 and 1999 in connection with the development and network expansion of the Company's wireless telephone systems and the purchase of PCS phones in Puerto Rico.

Operating income for the three months ended August 31, 1999 was $8,165, an increase of $9,691 from the loss of $1,526 for the three months ended August 31, 1998.

Consolidated

Other non-operating expenses

The gain on disposition of assets during the three months ended August 31, 1998 is primarily the result of the Company's sale of its investment interest in the wireless telephone system serving the Coconino, Arizona RSA.

Net interest expense was $35,934 for the three months ended August 31, 1999, an increase of $24,803 or 223% from the three months ended August 31, 1998. Gross interest costs for the three months ended August 31, 1999 and 1998 were $37,560 and $11,479, respectively. The increase in interest expense reflects an increase in total debt of $979,402 from August 31, 1998. On January 7, 1999 the Company utilized a portion of these additional borrowings to repay existing debt, including the early extinguishment of 99.5% of its Senior Notes due in 2001 and 2004. The increase in long-term debt is also the result of additional borrowings related to the recapitalization of the Company, working capital needs and capital expenditures related to the expansion of Centennial de Puerto Rico's PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the three months ended August 31, 1999 was $1,469,443, an increase of $967,813 as compared to the average debt level of $501,630 during the three months ended August 31, 1998. The Company's weighted average interest rate increased to 10.2% for the three months ended August 31, 1999 from 9.2% for the three months ended August 31, 1998.

After loss attributable to minority interests in subsidiaries for the three months ended August 31, 1999, pretax income was $6,535, as compared to a pretax income of $8,663 for the three months ended August 31, 1998. The income tax expense was $856 for the three months ended August 31, 1999, as compared to income tax expense of $3,008 for the three months ended August 31, 1998.

These factors resulted in net income of $5,679 for the three months ended August 31, 1999, which represents an increase of $24 from the net income of $5,655 for the three months ended August 31, 1998.


Liquidity and Capital Resources

For the three months ended August 31, 1999, earnings exceeded fixed charges by $5,030. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $18,984 relating to depreciation and amortization.

As of August 31, 1999, the Company had $316,692 of property, plant and equipment
(net) placed in service. During the three months ended August 31, 1999, the Company made capital expenditures of $32,385, to continue the construction of its Centennial de Puerto Rico systems and its Domestic systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for Centennial de Puerto Rico were $21,700 for the three months ended August 31, 1999, representing 67% of the Company's total capital expenditures. Centennial de Puerto Rico's capital expenditures included $19,832 to add capacity and services and to continue the expansion of the Company's PCS network infrastructure and $1,868 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. Through the remainder of fiscal year 2000, the Company anticipates capital expenditures in its Domestic systems of approximately $24,300. The Company currently estimates that the cost to continue the expansion of its Puerto Rico network infrastructure and purchase telephone units through fiscal 2000 will be approximately $58,300. Amounts required to finance the Company's capital expenditures are expected to come primarily from cash flow generated from operations with the remainder coming from borrowings under the Company's existing revolving credit facility. The Company may seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

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

The following table sets forth (in thousands), for the periods indicated, the Company's net cash (used in) provided by operating activities before interest payments (net cash provided), the Company's principal uses of such cash and the cash (required from) available for financing and investing activities:


                                                                   Three Months Ended August 31,
                                                                   -----------------------------
                                                                   1999                   1998
                                                                   ----                   ----
                                                                      % of net               % of net
                                                                        cash                    cash
                                                             Amount    provided     Amount    provided
                                                            -------   ---------     ------    --------
Net  cash  (used  in)   provided  by
     operating activities                                  $ (6,284)     (12)%     $31,544        91%
Interest paid                                                59,307      112 %       2,954         9%
                                                           --------      -----     -------       ----
Net cash provided                                          $ 53,023      100 %     $34,498       100%
                                                           ========      =====     =======       ====
Principal uses of cash
Interest paid                                              $ 59,307      112 %     $ 2,954         9%
Property, plant & equipment                                  32,385       61 %      20,354        59%
                                                           --------      -----     -------       ----
Total                                                      $ 91,692      173 %     $23,308        68%
                                                           ========      =====     =======       ====
Cash (required from)  available for other
     financing and investing activities                   $ (38,669)     (73)%     $11,190        32%
                                                          =========      =====     =======       ====


Net cash used in operating activities for the three months ended August 31, 1999 was not sufficient to fund the Company's expenditures for property, plant and equipment of $32,385.

The following table sets forth the primary cash flows provided by (used in) other financing and investing activities for the periods indicated:


                                                                   Three Months Ended August 31,
                                                                   ----------------------------
                                                                     1999                1998
                                                                     ----                ----
Proceeds from disposition of assets                              $       3            $     -
Proceeds from issuance of class A common stock                           -                 10

Proceeds from issuance of long-term debt                            16,170                  -
Proceeds from maturity of restricted securities                     19,998                  -

Disposition of equity investment                                         -             13,500
Distributions received from equity investments-net                   2,835              3,675
                                                                 ---------            -------
Cash available                                                      39,006             17,185
                                                                 ---------            -------

Acquisition of other assets                                              -             (2,200)
Repayment of long-term debt                                         (1,125)           (10,000)
Debt issuance costs paid                                              (173)                 -
Recapitalization costs paid                                              -             (1,410)
Acquisition, net of cash acquired                                   (1,968)                 -
                                                                 ---------           --------
Cash available for operations and capital expenditures           $  35,740           $  3,575
                                                                 =========           ========



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

Commitments and Contingencies

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

For the Company's internal computer systems and software, the awareness, assessment,remediation, testing and implementation phases have been completed.

Most of the Company's customer-related computer systems and databases, including its billing systems, are managed by third parties under contractual arrangements. We have taken an active role in monitoring the progress of these third parties, including selective Year 2000 compliance testing. The Company has been informed by these third parties that their remediation efforts are in various stages with final completion anticipated in October 1999.

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

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone industry; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company's Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1999 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 1999 (based on information provided by one of the Company's lending institutions):

Amounts in thousands:


                                               Year ended August 31,
                                 2000       2001        2002       2003       2004   There-after    Total    Fair value
                              -------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                         -           -    $ 1,388          -           -   $535,289    $536,677   $551,477
  Average interest rate              -           -      8.88%          -           -     10.52%      10.52%          -
  Variable rate                $ 4,500     $ 4,500    $38,250    $66,375     $88,875   $740,225    $942,725   $942,725
  Average interest rate (1)      6.04%       6.73%      7.00%      7.12%       7.25%      7.41%       7.35%          -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount             $350,000    $350,000   $150,000          -           -          -           -    $ 9,403
  Average pay rate               5.40%       5.40%      5.38%          -           -          -           -          -
  Average receive rate           6.04%       6.73%      7.00%          -           -          -           -          -
Interest rate collar:
  Notional amount             $100,000    $100,000   $100,000   $100,000           -          -           -    $ 1,993
  Cap                            7.00%       7.00%      7.00%      7.00%           -          -           -          -
  Floor                          4.45%       4.45%      4.45%      4.45%           -          -           -          -

(1) Represents the average interest rate before applicable margin


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

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

a)       Exhibits

          Exhibit No.                    Description
          -----------                    -----------

          Exhibit 27       Financial data schedule (EDGAR filing document only)


b)       Reports on Form 8-K

         Form 8-K dated July 14, 1999, relating to the press release of the Company issued on July 13, 1999 announcing its earnings for the fiscal year ended May 31, 1999

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 8, 1999



                                                CENTENNIAL CELLULAR CORP.


                                                /S/
                                                --------------------
                                                Peter W. Chehayl
                                                Chief Financial Officer,
                                                Sr. Vice President and Treasurer
                                               (Chief Financial Officer)



                                                /S/
                                                --------------------
                                                Thomas E. Bucks
                                                Sr. Vice President-Controller
                                               (Chief Accounting Officer)