Form 10-Q
period 1999-11-30
CENTENNIAL CELLULAR CORP
filed 2000-01-13
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934
                For the quarterly period ended November 30, 1999
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

     Class A Common - 31,376,934 outstanding shares as of January 11, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                                 November 30,
                                                                                                    1999               May 31,
                                                                                                 (Unaudited)             1999
                                                                                             -------------------     ------------



ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                               $         12,700       $     51,141
      Restricted investments                                                                            39,370             39,480
      Accounts receivable, less allowance for doubtful
          accounts of  $8,734 and $3,763, respectively                                                  58,281             46,326
      Inventory - phones and accessories, less allowance for
          obsolescence of $1,002 and $1,315, respectively                                                8,924              7,631
      Prepaid expenses and other current assets                                                          1,778                737
                                                                                              -------------------    ------------

        TOTAL CURRENT ASSETS                                                                           121,053            145,315

PROPERTY, PLANT AND EQUIPMENT - net                                                                    330,860            300,120

RESTRICTED INVESTMENTS, long-term                                                                            -             19,038

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                            76,214             75,723

DEBT ISSUANCE COSTS, less accumulated amortization of
       $6,432 and $2,905, respectively                                                                  55,046             58,307

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $301,581 and $298,725, respectively                                              228,216            202,599



PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $4,677 and $3,893, respectively                                                   58,081             58,866

GOODWILL, less accumulated amortization of $32,351
      and $30,430, respectively                                                                        118,836            119,172

OTHER ASSETS - net                                                                                      14,869              7,141
                                                                                              -------------------     ------------

        TOTAL                                                                                 $      1,003,175        $   986,281
                                                                                              ===================     ============








            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                                   November 30,
                                                                                                      1999               May 31,
                                                                                                   (Unaudited)            1999
                                                                                                ----------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Current portion of long term debt                                                          $       4,500       $      4,500
        Accounts payable                                                                                  12,025             22,968
        Accrued expenses and other current liabilities                                                    93,762            102,371
        Payable to affiliates                                                                                125                125
                                                                                                ----------------    ---------------

              TOTAL CURRENT LIABILITIES                                                                  110,412            129,964

LONG-TERM DEBT                                                                                         1,477,513          1,459,295

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
        Common stock par value $.01 per share:
              Class A, 1 vote per share, 50,000,000 shares authorized,
               issued, 31,343,212 and 31,224,462 shares, respectively;
               and outstanding 31,319,711 and 31,200,961 shares, respectively                                313                312
        Common stock issuable                                                                              1,530                  -
        Additional paid-in capital                                                                       423,448            419,374
        Accumulated deficit                                                                           (1,008,859)        (1,021,587)
                                                                                                 ----------------   ---------------
                                                                                                        (583,568)          (601,901)
        Less:  Cost of 23,501 class A common shares in treasury                                           (1,077)            (1,077)
        Deferred Compensation                                                                               (105)                 -
                                                                                                 ----------------   ---------------

              TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                               (584,750)          (602,978)
                                                                                                 ----------------   ---------------

                          TOTAL                                                                    $   1,003,175       $    986,281
                                                                                                 ================   ===============













            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                               Three Months Ended                     Six Months Ended
                                                               ------------------                     ----------------
                                                        November 30,         November 30,      November 30,      November 30,
                                                           1999                 1998              1999               1998
                                                       -------------        -------------     -------------     -------------
REVENUE:
      Service revenue                                 $      118,575       $       85,481    $      231,530    $      161,672
      Equipment sales                                          4,955                1,671             9,272             2,926
                                                       -------------        -------------     -------------     -------------
                                                             123,530               87,152           240,802           164,598
                                                       -------------        -------------     -------------     -------------

COSTS AND EXPENSES:
      Cost of equipment sold                                   7,365                4,929            14,964             9,462
      Cost of services                                        14,711               11,742            30,416            22,124
      Sales and marketing                                     19,224               14,687            36,998            23,890
      General and administrative                              22,204               12,859            40,472            27,552
      Depreciation and amortization                           19,655               32,739            38,639            64,543
                                                       -------------        -------------     -------------     -------------
                                                              83,159               76,956           161,489           147,571
                                                       -------------        -------------     -------------     -------------

OPERATING INCOME                                              40,371               10,196            79,313            17,027
                                                       -------------        -------------     -------------     -------------

INCOME FROM EQUITY INVESTMENTS                                 3,856                3,841             7,340             7,490
GAIN ON DISPOSITION OF ASSETS                                      2                   55                 -             9,611
INTEREST EXPENSE -  NET                                      (36,495)             (10,809)          (72,429)          (21,940)
                                                       -------------        -------------     -------------     -------------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST         7,734                3,283            14,224            12,188


INCOME TAX  EXPENSE                                             (700)              (2,828)           (1,556)           (5,836)

INCOME BEFORE MINORITY INTEREST                                7,034                  455            12,668             6,352

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                15                  233                60                (9)
                                                       -------------        -------------     -------------     -------------

      NET INCOME                                      $        7,049       $          688    $       12,728    $        6,343
                                                       =============        =============     =============     =============


DIVIDEND REQUIREMENT ON PREFERRED STOCK               $            -       $       (4,113)   $            -    $       (8,226)
                                                       =============        =============     =============     =============

INCOME (LOSS) APPLICABLE TO COMMON SHARES             $        7,049       $       (3,425)   $       12,728    $       (1,883)
                                                       =============        =============     =============     =============

EARNINGS (LOSS) PER COMMON SHARE
         BASIC                                        $         0.23       $        (0.06)   $         0.41    $        (0.03)
                                                       =============        =============     =============     =============
         DILUTED                                      $         0.22       $        (0.06)   $         0.39    $        (0.03)
                                                       =============        =============     =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD:
         BASIC                                                31,250               55,802            31,231            55,800
                                                       =============        =============     =============     =============
         DILUTED                                              32,388               55,802            32,361            55,800
                                                       =============        =============     =============     =============


            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                Common Stock                    Additional
                                 ---------------------------------------
                                        Class A            Class B       Common   Paid-In Treasury  Deferred    Accumu-
                                 --------------------  -----------------  Stock                      Compen-     lated
                                   Shares    Dollars     Shares  Dollars Issuable Capital   Stock    sation     Deficit     Total
                                 ----------- -------  ---------- ------- ------- -------- --------- --------- ----------- ----------
Balance at June 1, 1998          50,150,049 $  501    10,544,113    $105  $    - $357,684 $(30,614) $(3,029)  $(284,238)   $40,409

Common stock issued in
  connection with incentive plans 1,403,823     14             -       -       -    4,880        -        -           -      4,894

Common stock issued in
  connection with employee           48,880      -             -       -       -      257        -        -           -        257
  stock purchase plan

Deferred compensation
  Employment agreement               50,003      1             -       -       -      749        -     (750)          -          -

Recapitalization:

  Repurchase of the class A & B
    common stock                (44,447,328)  (444)  (10,544,113)   (105)      - (340,336)       -     2,573   (692,002)(1,030,314)

  Retirement of treasury stock   (4,896,627)   (49)            -       -       -        -   30,614         -    (30,565)         -

  Recapitalization costs                  -      -             -       -       -  (16,165)       -         -       65,385    49,220

  Capital contributions          28,915,662    289             -       -       -  422,211        -         -           -    422,500

Preferred stock dividends                 -      -             -       -       -   (9,906)       -         -           -     (9,906)

Treasury stock purchases                  -      -             -       -       -        -   (1,077)        -           -     (1,077)

Amortization of deferred                  -      -             -       -       -        -        -     1,206           -      1,206
  compensation

Net loss                                  -      -             -       -       -        -        -         -     (80,167)   (80,167)
                              -------------  ------   ----------  ------- ------  -------  --------    ------   ---------  ---------

Balance at May 31, 1999          31,224,462    312             -       -       -  419,374   (1,077)        -  (1,021,587)  (602,978)

Common stock issuable                     -      -             -       -   1,530        -        -         -           -      1,530

Common stock issued in
  connection with acquisitions      100,000      1             -       -       -    3,699        -         -           -      3,700

Common stock issued in
  connection with incentive plans    18,750      -             -       -       -      259        -         -           -        259

Deferred compensation                     -      -             -       -       -      116        -      (116)          -          -

Amortization of deferred
  compensation                            -      -             -       -       -        -        -        11           -         11

Net income                                -      -             -       -       -        -        -         -      12,728     12,728
                              ------------- ------    ----------  ------- ------  -------  --------    ------  ----------   --------

Balance at November 30, 1999
      (unaudited)                31,343,212  $ 313             -  $    - $ 1,530 $423,448  $(1,077)    $(105)$(1,008,859) $(584,750)
                              ============= ======    ==========  ======= ====== ========  ========    ======  ==========   ========


            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                     Six Months Ended
                                                                                       -------------------------------------------
                                                                                         November 30,             November 30,
                                                                                             1999                     1998
                                                                                       -----------------        ------------------
       OPERATING ACTIVITIES:

           Cash received from subscribers and others                                  $          244,421       $           179,736
           Cash paid to suppliers, employees and
               governmental agencies                                                            (136,706)                 (101,783)
           Interest paid                                                                         (78,858)                  (21,688)
                                                                                        -----------------        ------------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                                          28,857                    56,265
                                                                                        -----------------        ------------------

       INVESTING ACTIVITIES:

           Proceeds from disposition of assets                                                        22                       438
           Capital expenditures                                                                  (76,371)                  (48,765)
           Acquisition of other assets                                                                 -                    (2,200)
           Disposition of equity investment                                                            -                    10,500
           Acquisitions, net of cash acquired                                                    (32,820)                        -
           Distributions received from equity investments                                          5,047                     6,638
           Purchase of restricted securities                                                     (19,998)                        -
           Proceeds from maturity of restricted securities                                        39,996                         -
                                                                                        -----------------        ------------------

               NET CASH USED IN INVESTING ACTIVITIES                                             (84,124)                  (33,389)
                                                                                        -----------------        ------------------

       FINANCING ACTIVITIES:

           Proceeds from the issuance of long-term debt                                           19,343                     7,000
           Repayment of long-term debt                                                            (2,250)                  (10,000)
           Debt issuance costs paid                                                                 (267)                        -
           Proceeds from issuance of class A common stock                                              -                        10
           Recapitalization costs paid                                                                 -                    (1,990)
                                                                                        -----------------        ------------------


               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 16,826                   (4,980)
                                                                                        -----------------        ------------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (38,441)                  17,896

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              51,141                   14,620
                                                                                        -----------------        ------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $            12,700      $           32,516
                                                                                        =================        ==================


            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             Six Months Ended
                                                                                    November 30,          November 30,
                                                                                       1999                   1998
                                                                                   --------------      -----------------
     RECONCILIATION OF NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:

           Net income                                                            $        12,728     $            6,343
                                                                                   --------------      -----------------

     Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                                  38,639                 64,543
           Minority interest in (loss) income of subsidiaries                                (60)                     9
           Deferred income taxes                                                            (624)                 5,836
           Equity in undistributed earnings of investee companies                         (7,340)                (7,490)
           Gain on disposition of assets                                                       -                 (9,611)
           Other                                                                           3,539                  1,491
           Change in assets and liabilities net of effects of
              acquisitions:
                 Accounts receivable - (increase)                                        (10,535)                (7,796)
                 Prepaid expenses and other current assets -
                    (increase)                                                            (2,574)                (2,604)
                 Accounts payable, accrued expenses and
                    other current liabilities- (decrease) increase                        (5,524)                 4,427
                 Customer deposits and prepayments -
                    increase                                                                 608                  1,117

           Total adjustments                                                              16,129                 49,922
                                                                                   --------------      -----------------

     Net cash provided by operating activities                                   $        28,857     $           56,265
                                                                                   ==============      =================









            See notes to condensed consolidated financial statements

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Cellular Corp. and Subsidiaries (the "Company") as of November 30, 1999 and the results of its consolidated operations and cash flows for the periods ended November 30, 1999 and 1998. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1999 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1999 is audited.

Reclassifications Certain prior period balances have been reclassified to conform with the current period presentation.

Note 2. Long-Term Debt

The Company and its subsidiaries had the following debt outstanding at November 30, 1999 and May 31, 1999:

                                                                           November 30,                May 31,
                                                                              1999                      1999
                                                                           -----------              ----------
Centennial 8 7/8% Senior Notes due 2001...............                     $    1,388               $    1,388
Centennial 10 1/8% Senior Notes due 2005..............                            219                      219
Term Loans............................................                        895,500                  897,750
Revolving Credit Facility.............................                         46,100                   36,000
Subordinated Notes due 2009 (Mezzanine Debt)..........                        168,806                  158,438
Centennial 10 3/4% Senior Subordinated Notes due 2008.                        370,000                  370,000
                                                                           ----------               ----------
Total Long Term Debt..................................                     $1,482,013               $1,463,795
Current Portion of Term Loan                                                   (4,500)                  (4,500)
                                                                           ----------               ----------
Net Long Term Debt                                                         $1,477,513               $1,459,295
                                                                           ==========               ==========

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at November 30, 1999 are summarized as follows:

         November 30, 2000                                   $       4,500
         November 30, 2001                                           5,888
         November 30, 2002                                          49,500
         November 30, 2003                                          72,000
         November 30, 2004                                          94,500
         November 30, 2005 and thereafter                        1,255,625
                                                             -------------
                                                             $   1,482,013
                                                             =============

The Company was in compliance with all covenants of its debt agreements at November 30, 1999.

Interest expense, as reflected on the financial statements has been partially offset by interest income. The gross interest expense for the six months ended November 30, 1999 and 1998 were $74,849 and $22,837, respectively.

Note 3. Acquisitions

In November 1999, the Company acquired the wireless telephone system in the Allegan, Michigan RSA for cash of approximately $31,000 and 100,000 shares of the Company's common stock. This acquisition was accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entity have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business is included in the consolidated financial statements from the date of acquisition. The purchase price allocation for this acquisition is preliminary and may be revised at a later date.

In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 80,000 shares of the Company's common stock. 40,000 of such shares are included in common stock issuable in the Company's Consolidated Balance Sheet. Such shares were issued in December 1999. The remaining 40,000 shares are issuable upon the resolution of certain contingencies. This acquisition was accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business is included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years. The purchase price allocation for this acquisition is preliminary and may be revised at a later date.

The following summary pro forma information includes the operations of the Company and these acquisitions as if such acquisitions had been consumated as of June 1, 1998:

                                                 Six Months Ended November 30,
                                                 -----------------------------
                                                     1999              1998
                                                     ----              ----
                  Revenues                        $244,104          $168,195
                  Net income                      $ 13,329          $  6,600
                  Earnings (loss) per
                     common share:
                     Basic                           $0.43            $(0.03)
                                                     =====            ======
                     Diluted                         $0.41            $(0.03)
                                                     =====            ======

Note 4.  New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans to adopt SAB No. 101 effective June 1, 2000 and is currently assessing the impact that adoption will have on the Company's results of operations and financial position.

The Financial Accounting Standards Board issued Statement of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on future results of operations or financial condition.

Note 5. Reciprocal Compensation

On November 2, 1999, the Puerto Rico Telephone Company ("PRTC") notified the Company that they disputed invoices for Internet Service Providers ("ISP") termination traffic going back to April 1, 1999. It is the Company's position that it has rightfully invoiced PRTC for the termination of ISP traffic in accordance with the terms of a valid tariff filed by the Company with the Federal Communications Commission ("FCC").

In its February 1999 ruling on the topic of inter-carrier compensation for ISP-bound calls, the FCC held that the ISP-bound traffic was interstate and under the FCC's regulatory jurisdiction. The FCC held that there was no specific federal rule governing inter-carrier compensation for such traffic. For that reason, it concluded that states are free to impose a compensation requirement in the context of interconnection disputes arising under Sections 251 and 252 of the Communications Act of 1934, as amended. To date, the Puerto Rico
Telecommunications Board, which has jurisdiction over telecommunications services in Puerto Rico, has not set a compensation requirement for ISP-bound calls.

The Company filed FCC tariff No. 2 on April 1, 1999, which establishes an interstate charge applicable to all interstate service. FCC tariffs are presumed valid unless challenged and held invalid by the FCC.

Note 6.  Subsequent Events

On December 28, 1999, the Company announced that the Board of Directors declared a three-for-one stock split of all outstanding shares of class A common stock. The shares will be distributed on or about January 20, 2000 to all holders of record on January 10, 2000. In connection with the stock split, the Company will be increasing its authorized shares of common stock to 150,000,000 shares.

In December 1999, the Company entered into a definitive agreement to acquire the wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 100,000 net pops. The Company has agreed to a purchase price of approximately $25,000, subject to adjustment. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the relevant regulatory approvals. The Company anticipates closing this acquistion in the first quarter of calendar year 2000.

In January 2000, the Company entered into a letter of intent to purchase the assets of cable television systems serving Aguadilla, Mayaguez, San German and surrounding communities in Puerto Rico from Pegasus Communications Corporation for $170,000. The transaction is subject to numerous conditions, including regulatory approvals, completion of customary due-diligence and the negotiation and execution of a definitive purchase agreement.

Note 7.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include two distinct business segments: Domestic and Puerto Rico. The Company determines its segments based on geographic location. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets and other non-recurring charges.

Information about the Company's operations in its two business segments for the six months ended November 30, 1999 and 1998 is as follows:


                                                        Domestic         Puerto Rico        Eliminations              Consolidated
                                                     --------------- ------------------ -------------------- ----- -----------------

Six months ended November 30, 1999
----------------------------------------------------
Total revenues                                          $146,747            $94,055              $     -                 $240,802
EBITDA                                                    76,886             41,066                    -                  117,952
Total assets                                             851,605            269,865            (118,295)   (a)          1,003,175
Capital expenditures                                      26,576             49,795                    -                   76,371


Six months ended November 30, 1998
----------------------------------------------------
Total revenues                                          $112,836           $ 51,762              $     -                 $164,598
EBITDA                                                    60,266             21,304                    -                   81,570
Total assets                                             722,409            221,735             (94,300)   (a)            849,844
Capital expenditures                                      18,150             30,615                    -                   48,765

(a)      Elimination of intercompany investments


Reconciliation of Income before Income Tax Expense and Minority Interest

                                                                Six months ended November 30,
                                                                   1999             1998
                                                               -------------- -----------------
EBITDA for reportable segments                                   $ 117,952        $  81,570
Interest Expense (net)                                             (72,429)         (21,940)
Depreciation and Amortization                                      (38,639)         (64,543)
Income from Equity Investments                                       7,340            7,490
Gain on disposition of assets                                            -            9,611
                                                               -------------- -----------------
Income before Income Tax Expense and Minority Interest
                                                                 $  14,224        $  12,188
                                                                 =========        =========

Note 8. Consolidating Financial Data

     Centennial Cellular Operating Co. LLC is a wholly-owned subsidiary of the Company and is a joint and several co-issuer on the $370,000 senior subordinated notes issued by the Company. Separate financial statements and other disclosures concerning Centennial Cellular Operating Co. LLC are not presented because they are not material to investors.


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of November 30, 1999
                             (Amounts in thousands)

                                                                                                                      Centennial
                                                           Centennial          Centennial                              Cellular
                                                       Cellular Operating       Cellular                              Corp. and
                                                            Co. LLC               Corp.          Eliminations        Subsidiaries
                                                       -------------------     ------------     ---------------     ---------------

ASSETS
Current assets:
            Cash and cash equivalents                        $     12,700           $    -             $     -           $  12,700
            Restricted investments                                 39,370                -                   -              39,370
            Accounts receivable - net                              58,281                -                   -              58,281
            Inventory - phones and accessories - net                8,924                -                   -               8,924
            Prepaid expenses and other current assets               1,778                -                   -               1,778
                                                            -------------       ----------          ----------          ----------
                 Total current assets                             121,053                -                   -             121,053

Property, plant & equipment - net                                 330,860                -                   -             330,860

Equity investments - cell systems                                  76,214                -                   -              76,214

Debt issuance costs - net                                          55,046                -                   -              55,046

Cellular telephone licenses - net                                 228,216                -                   -             228,216

Personal communications services licenses - net                    58,081                -                   -              58,081

Goodwill  - net                                                   118,836                -                   -             118,836

Intercompany                                                           83                -                 (83)                  -

Other assets - net                                               (165,131)         180,000                   -              14,869
                                                            -------------       ----------          ----------         -----------

            Total                                            $    823,258         $180,000           $     (83)        $ 1,003,175
                                                            =============       ==========          ==========         ===========

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of November 30, 1999
                             (Amounts in thousands)


Note 8 - Continued



                                                                                                                     Centennial
                                                       Centennial             Centennial                              Cellular
                                                   Cellular Operating          Cellular                              Corp. and
                                                        Co. LLC                 Corp.           Eliminations        Subsidiaries
                                                 ---------------------     ---------------     --------------    -----------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
      Current Portion of long term debt                    $    4,500              $    -              $   -            $   4,500
      Accounts payable                                         12,025                   -                                  12,025
      Accrued expenses and other
          current liabilities                                  93,762                   -                  -               93,762
      Payable to affiliates                                       125                   -                  -                  125
                                                 ---------------------     ---------------     --------------    -----------------

      Total current liabilities                               110,412                   -                  -              110,412


Long-term debt                                              1,308,707             168,806                  -            1,477,513

Intercompany                                                        -                  83               (83)                    -

 Common stockholders' equity (deficit):
      Class A Common stock                                        297                  16                  -                  313
      Common stock issuable                                     1,530                   -                  -                1,530
      Additional paid-in capital                              400,964              22,484                  -              423,448
      Accumulated deficit                                    (997,470)            (11,389)                 -           (1,008,859)
                                                  ---------------------     ---------------     --------------    -----------------

                                                             (594,679)             11,111                  -             (583,568)

      Less: treasury shares                                    (1,077)                  -                  -               (1,077)
      Deferred Compensation                                      (105)                  -                  -                 (105)
                                                  ---------------------     ---------------     --------------    -----------------

      Total common stockholders' equity (deficit)            (595,861)             11,111                  -             (584,750)
                                                  ---------------------     ---------------     --------------    -----------------

      Total                                               $   823,258           $ 180,000            $   (83)         $ 1,003,175
                                                  =====================     ===============     ==============    =================


              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999
                             (Amounts in thousands)

Note 8 - Continued
                                                                                                               Centennial
                                                                     Centennial           Centennial            Cellular
                                                                 Cellular Operating        Cellular            Corp. and
                                                                       Co. LLC               Corp.            Subsidiaries
                                                                ----------------------  ----------------  ---------------------


Revenue                                                                 $     240,802          $      -          $     240,802
                                                                ----------------------  ----------------  ---------------------

Costs and expenses:
          Cost of equipment sold                                               14,964                 -                 14,964
          Cost of services                                                     30,416                 -                 30,416
          Sales and Marketing                                                  36,998                 -                 36,998
          General & Administrative                                             40,472                 -                 40,472
          Depreciation and amortization                                        38,639                 -                 38,639
                                                                ----------------------  ----------------  ---------------------
                                                                              161,489                 -                161,489
                                                                ----------------------  ----------------  ---------------------

Operating income                                                               79,313                 -                 79,313
                                                                ----------------------  ----------------  ---------------------

Income from equity investments                                                  7,340                 -                  7,340
Gain on disposition of assets                                                       -                 -                      -
Interest expense - net                                                        (61,040)          (11,389)               (72,429)
                                                                ----------------------  ----------------  ---------------------

Income (loss) before income tax expense and minority interest                  25,613           (11,389)                14,224

Income tax expense                                                             (1,556)                -                 (1,556)
                                                                ----------------------  ----------------  ---------------------

Income (loss) before minority interest                                         24,057           (11,389)                12,668

Minority interest in loss
          of subsidiaries                                                          60                 -                     60
                                                                ----------------------  ----------------  ---------------------

Net Income (Loss)                                                       $      24,117        $  (11,389)         $      12,728
                                                                ======================  ================  =====================


              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Six Months Ended November 30, 1999
                             (Amounts in thousands)

Note 8 - Continued

                                                                                                                         Centennial
                                                                        Centennial        Centennial                     Cellular
                                                                    Cellular Operating     Cellular                     Corp. and
                                                                          Co. LLC            Corp.     Eliminations    Subsidiaries
                                                                     -----------------   -----------   ------------   -------------
           OPERATING ACTIVITIES:


             Cash received from subscribers and others              $          244,421   $         -  $           -  $      244,421
                                                                     -----------------    ----------   ------------   -------------
             Cash paid to suppliers, employees and
              governmental agencies                                           (136,706)            -              -        (136,706)
             Interest paid                                                     (60,279)      (18,579)             -         (78,858)
                                                                     ------------------   ----------   ------------   -------------

              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               47,436       (18,579)             -          28,857
                                                                     ------------------   ----------   ------------   -------------

           INVESTING ACTIVITIES:

             Proceeds from disposition of assets                                    22             -              -              22
             Capital expenditures                                              (76,371)            -              -         (76,371)
             Acquisitions, net of cash acquired                                (32,820)            -              -         (32,820)
             Distributions received from equity investments                      5,047             -              -           5,047
             Purchase of restricted securities                                 (19,998)            -              -         (19,998)
             Proceeds from maturity of restricted securities                    39,996             -              -          39,996
                                                                     ------------------   ----------   ------------   -------------

              NET CASH USED IN INVESTING ACTIVITIES                            (84,124)            -              -         (84,124)
                                                                     ------------------   ----------   ------------   -------------

           FINANCING ACTIVITIES:

             Proceeds from the issuance of long-term debt                       10,100         9,243              -          19,343
             Repayment of long-term debt                                        (2,250)            -              -          (2,250)
             Debt issuance costs paid                                             (267)            -              -            (267)
             Cash advances from subsidiaries (to parent)                        (9,336)        9,336              -               -
                                                                     ------------------   ----------   ------------   -------------


              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (1,753)       18,579              -          16,826
                                                                     ------------------   ----------   ------------   -------------

           NET DECREASE IN CASH AND CASH EQUIVALENTS                           (38,441)            -              -         (38,441)

           CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       51,141             -              -          51,141
                                                                     ------------------   ----------   ------------   -------------

           CASH AND CASH EQUIVALENTS, END OF PERIOD                $            12,700   $         - $            -  $       12,700
                                                                     ==================   ==========   ============   =============


              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Six Months Ended November 30, 1999
                                   (CONTINUED)
                             (Amounts in thousands)


                                                                                                                         Centennial
                                                                          Centennial       Centennial                     Cellular
                                                                      Cellular Operating    Cellular                     Corp. and
                                                                            Co. LLC           Corp.     Eliminations    Subsidiaries
                                                                       ----------------    ---------    ------------    ------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
            PROVIDED BY (USED IN) OPERATING ACTIVITIES:

            Net income (loss)                                         $          24,117   $  (11,389)  $          -   $      12,728
                                                                       ----------------    ---------    -----------    ------------

           Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

            Depreciation and amortization                                        37,514        1,125              -          38,639
            Minority interest in loss of subsidiaries                               (60)           -              -             (60)
            Deferred income taxes                                                  (624)           -              -            (624)
            Equity in undistributed earnings of investee companies               (7,340)           -              -          (7,340)
            Gain on disposition of assets                                             -            -              -               -
            Other                                                                 3,539            -              -           3,539
            Change in assets and liabilities net of effects of
             acquisitions:
                Accounts receivable - (increase)                                (10,535)           -              -         (10,535)
                Prepaid expenses and other current assets -
                   (increase)                                                    (2,574)           -              -          (2,574)
                Accounts payable, accrued expenses and
                   other current liabilities- increase (decrease)                 2,791       (8,315)             -          (5,524)
                Customer deposits and prepayments -
                   increase                                                         608            -              -             608
                                                                        ---------------     --------    -----------    ------------

            Total adjustments                                                    23,319       (7,190)             -          16,129
                                                                        ---------------     --------    -----------    ------------

           Net cash provided by (used in) operating activities       $           47,436    $ (18,579)  $          -   $      28,857
                                                                        ===============     =========   ===========    ============


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

Results of Operations (Amounts in thousands, except subscriber and share data)

Overview

The Company's results for the three months ended November 30, 1999 reflect strong growth in the subscriber base in both the Company's Domestic Operations and Puerto Rico Operations. The Company's wireless subscribers at November 30, 1999 were 525,100 as compared to 384,600 at November 30, 1998, an increase of 37%. The Company reported net income of $7,049 and $12,728 during the three and six months ended November 30, 1999, respectively, as compared to $688 and $6,343 during the three and six months ended November 30, 1998, respectively. The Company reported earnings per common share of $0.22 per diluted share during the three months ended November 30, 1999, as compared to a loss per common share of $(0.06) for the three months ended November 30, 1998. Earnings per common share for the six months ended November 30, 1999 was $0.39 per diluted share, as compared to a loss per common share of $(0.03) for the six months ended November 30, 1998. The table below summarizes results of operations for each period:

                                      Three Months Ended         %           Six Months Ended            %
                                    11/30/99     11/30/98     Change        11/30/99    11/30/98      Change
                                  -----------   ----------   --------      ----------  ----------    --------
EBITDA (1)                         $  60,026    $  42,935        40%       $ 117,952   $  81,570        45%
Operating income                   $  40,371    $  10,196       296%       $  79,313   $  17,027       366%
Net income                         $   7,049    $     688       925%       $  12,728   $   6,343       101%
Earnings per common share-
     Basic                             $0.23       $(0.06)       N/A           $0.41      $(0.03)       N/A
     Diluted                           $0.22       $(0.06)       N/A           $0.39      $(0.03)       N/A


(1) Earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets and other non-recurring charges ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Domestic Operations

Revenue
                           Three Months Ended       %           Six Months Ended            %
                         11/30/99     11/30/98    Change     11/30/99      11/30/98     Change
                        ----------   ----------  --------   -----------  -----------   --------
Service revenue          $ 70,483     $ 57,947       22%     $ 139,892    $ 110,911       26%
Equipment sales             3,745          987      279%         6,855        1,925      256%
                        ----------   ----------             -----------  -----------
Total revenue            $ 74,228     $ 58,934       26%     $ 146,747    $ 112,836       30%
                        ==========   ==========             ===========  ===========

Total Domestic service revenue, excluding roaming usage, increased $4,504 or 12% to $41,889 in the second quarter and increased $10,248 or 14% to $83,280 for the six months ended November 30, 1999, as compared to the same periods in fiscal 1999. These increases were primarily due to an increase in subscribers of $10,157 and $19,582, for the three and six months ended November 30, 1999, respectively, partially offset by a decrease in retail revenue per subscriber of $5,651 and $9,334, for the same periods. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans. Domestic roamer usage increased to $28,594 or 39% over roamer revenues of $20,562 for the three months ended November 30, 1998, and increased to $56,612 or 49% over roamer revenues of $37,879 for the six months ended November 30, 1998. These increases were primarily due to increases in usage of $17,908 and $30,814, for the three and six months ended November 30, 1999, respectively, partially offset by a decrease in the rate per minute of $9,878 and $12,081 for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current year and the introduction of digital phones, which sell at a higher price than analog phones.

Domestic had approximately 363,300 and 285,900 subscribers at November 30, 1999 and 1998, respectively. Increases from new activations of 165,500 were offset by subscriber cancellations of 88,100. The cancellations experienced by the Domestic Operations are primarily the result of competitive factors and non-payment.

Domestic revenue per subscriber per month, based upon an average number of subscribers, was $70 and $71 for the three and six months ended November 30, 1999, respectively, as compared to $70 and $69 for the three months and six months ended November 30, 1998, respectively. The Company expects that Domestic revenue per subscriber will be impacted by competition and lower reciprocal per minute roaming rates with other wireless carriers.

Costs and expenses

                                          Three Months Ended         %            Six Months Ended          %
                                        11/30/99     11/30/98     Change        11/30/99     11/30/98     Change
                                       ----------   ----------   --------      ----------   ----------   --------
Cost of equipment sold                  $  6,743     $  4,322       56%         $ 12,298     $  8,203       50%
Cost of services                        $  7,773     $  6,386       22%         $ 14,992     $ 12,490       20%
Sales and marketing                     $ 11,679     $  7,642       53%         $ 21,959     $ 13,690       60%
General and administrative              $  9,897     $  9,430        5%         $ 20,612     $ 18,187       13%

EBITDA                                  $ 38,136     $ 31,154       22%         $ 76,886     $ 60,266       28%
Depreciation and amortization              8,388       20,744      (60%)          16,361       41,499      (61%)
                                       ----------   ----------                 ----------   ----------
Operating income                        $ 29,748     $ 10,410      186%         $ 60,525     $ 18,767      223%
                                       ==========   ==========                 ==========   ==========



Cost of equipment sold increased during the three and six months ended November 30, 1999, primarily due to an increase in the number of telephone units sold and higher costs associated with digital phones.

Cost of services increased during the three and six months ended November 30, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Domestic network.

Sales and marketing expenses increased during the three and six months ended November 30, 1999, primarily due to the increase in gross subscriber additions of 48,100 and 90,700 for the three and six months ended November 30, 1999, respectively, from 32,300 and 61,900 in the comparable periods in fiscal 1999.

General and administrative expenses increased during the three and six months ended November 30, 1999, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the Domestic Operations for the three and six months ended November 30, 1999 was $38,136 and $76,886, respectively, an increase of $6,982 or 22% and $16,620 or 28% over the three and six months ended November 30, 1998, respectively.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its Domestic Operations continues.

Depreciation and amortization for the three and six months ended November 30, 1999 was $8,388 and $16,361, respectively, a decrease of $12,356 or 60% and $25,138 or 61% over the three and six months ended November 30, 1998, respectively. The decrease was the result of the effect of the Company prospectively changing the amortization period for its cellular telephone licenses and the difference between the cost of its equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. The Company changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $11,427 and $23,318 for the three and six months ended November 30, 1999, respectively. The effect of this change in amortization periods (net of the related tax effect) was to increase earnings per share-basic by $0.33 and $0.67 for the three and six months ended November 30, 1999, respectively, and to increase earnings per share-diluted by $0.32 and $0.64 for the three and six months ended November 30, 1999, respectively. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

Operating income for the three and six months ended November 30, 1999 was $29,748 and $60,525, respectively, an increase of $19,338 and $41,758 from the operating income of $10,410 and $18,767 for the three and six months ended November 30, 1998, respectively.

Puerto Rico Operations

Revenue


                           Three Months Ended          %          Six Months Ended          %
                          11/30/99     11/30/98      Change      11/30/99     11/30/98     Change
                         ----------   ----------    --------    ----------   ----------   --------
Service revenue          $  48,092     $ 27,534        75%      $  91,638    $  50,761       81%
Equipment sales              1,210          684        77%          2,417        1,001      141%
                         ----------   ----------                ----------   ----------
Total revenue            $  49,302     $ 28,218        75%      $  94,055    $  51,762       82%
                         ==========   ==========                ==========   ==========


Total PCS Wireless service revenue increased $14,472, or 60% and $30,192 or 68% for the three and six months ended November 30, 1999, respectively, to $38,432 and $74,520 for the same periods. These increases reflect PCS Wireless subscriber growth of $16,018 and $32,617 for the three and six months ended November 30, 1999, respectively, partially offset by lower subscriber pricing of $1,546 and $2,425 for the same periods. Total Wireline revenue increased by $6,086 and $10,685 to $9,660 and $17,118 for the three and six months ended November 30, 1999, respectively.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to increased phone sales to pre-paid customers during the current year.

PCS Wireless subscribers at November 30, 1999 were approximately 161,800, an increase of 64% from the 98,700 subscribers at November 30, 1998. Increases from new activations of 116,300 were offset by subscriber cancellations of 53,200. The cancellations experienced by the Puerto Rico Operations are primarily the result of competitive factors and non-payment.

PCS Wireless revenue per subscriber per month, based upon an average number of subscribers, was $87 and $88 for the three and six months ended November 30, 1999, respectively, as compared to $90 and $89 for the three months and six months ended November 30, 1998, respectively. The Company expects that PCS Wireless revenue per subscriber will be impacted by competition.

Costs and expenses

                                       Three Months Ended        %            Six Months Ended          %
                                    11/30/99     11/30/98     Change        11/30/99     11/30/98     Change
                                   ----------   ----------   --------      ----------   ----------   --------
Cost of equipment sold             $     622    $     607       2%         $   2,666    $   1,259       112%
Cost of services                   $   6,938    $   5,356      30%         $  15,424    $   9,634        60%
Sales and marketing                $   7,545    $   5,215      45%         $  15,039    $  10,198        47%
General and administrative         $  12,307    $   5,259     134%         $  19,860    $   9,367       112%

EBITDA                             $  21,890    $  11,781      86%         $  41,066    $  21,304        93%
Depreciation and amortization         11,267       11,995      (6%)           22,278       23,044        (3%)
                                   ----------   ----------   --------      ----------   ----------   --------
Operating income                   $  10,623    $    (214)     N/A         $  18,788    $  (1,740)       N/A
                                   ==========   ==========   ========      ==========   ==========   ========


Cost of equipment sold increased during the six months ended November 30, 1999, primarily due to an increase in sales of handsets to new prepaid subscribers and increased sales of accessories.

Cost of services increased during the three and six months ended November 30, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Puerto Rico Operation's network.

Sales and marketing expenses increased during the three and six months ended November 30, 1999, primarily due to the increase in gross subscriber additions as well as the hiring of additional sales force.

General and administrative expenses increased during the three and six months ended November 30, 1999, primarily due to increases in reserves for Internet Service Provider revenue ("ISP") related to a dispute with the Puerto Rico Telephone Company ("PRTC") over amounts owed by PRTC for ISP traffic that terminated on Centennial's network (see Reciprocal Compensation below).

EBITDA for the Puerto Rico Operations for the three and six months ended November 30, 1999 was $21,890 and $41,066, respectively, an increase of $10,109 or 86% and $19,762 or 93% over the three and six months ended November 30, 1998, respectively.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its Puerto Rico Operations continues. In addition, the Company expects that its participation in the Puerto Rico wireline business will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the three and six months ended November 30, 1999 was $11,267 and $22,278, respectively, a decrease of $728 or 6% and $766 or 3% over the three and six months ended November 30, 1998, respectively. These decreases result from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2000 and 1999 in connection with the development and network expansion of the Puerto Rico Operation's wireless telephone systems and the purchase of PCS phones in Puerto Rico.

Operating income for the three and six months ended November 30, 1999 was $10,623 and $18,788, respectively, an increase of $10,837 and $20,528 from the losses of $214 and $1,740 for the three and six months ended November 30, 1998.

Consolidated

Other non-operating expenses

The gain on disposition of assets during the three and six months ended November 30, 1998 is primarily the result of the Company's sale of its investment interest in the wireless telephone system serving the Coconino, Arizona RSA.

Net interest expense was $36,495 and $72,429 for the three and six months ended November 30, 1999, respectively, an increase of $25,686 or 238% and $50,489 or 230% from the three and six months ended November 30, 1998. Gross interest costs for the three and six months ended November 30, 1999 were $37,289 and $74,849, respectively as compared to $11,358 and $22,837 for the three and six months ended November 30, 1998. The increases in interest expense reflects an increase in total debt of $975,013 from November 30, 1998. On January 7, 1999 the Company utilized a portion of these additional borrowings to repay existing debt, including the early extinguishment of 99.5% of its Senior Notes due in 2001 and 2004. The increase in long-term debt is also the result of additional borrowings related to the recapitalization of the Company, working capital needs and capital expenditures related to the expansion of the Puerto Rico Operation's PCS network infrastructure, the expansion of the wireline network and the purchase of PCS telephones. The average debt outstanding during the three and six months ended November 30, 1999 was $1,479,709 and $1,474,548, respectively, increases of $974,445 and $971,111 as compared to the average debt level of $505,264 and $503,437 during the three and six months ended November 30, 1998. The Company's weighted average interest rate increased to 10.1% and 10.2% for the three and six months ended November 30, 1999 from 9.0% and 9.1% for the three and six months ended November 30, 1998.

After loss attributable to minority interests in subsidiaries for the three and six months ended November 30, 1999, pretax income was $7,749 and $14,284, respectively, as compared to pretax income of $3,516 and $12,179 for the three and six months ended November 30, 1998. The income tax expense was $700 and $1,556 for the three and six months ended November 30, 1999, respectively, as compared to income tax expense of $2,828 and $5,836 for the three and six months ended November 30, 1998.

These factors resulted in net income of $7,049 and $12,728 for the three and six months ended November 30, 1999, which represents increases of $6,361 and $6,385 from the net income for the three and six months ended November 30, 1998.

Reciprocal compensation

On November 2, 1999, the PRTC notified the Company that they disputed invoices for ISP termination traffic going back to April 1, 1999. It is the Company's position that it has rightfully invoiced PRTC for the termination of ISP traffic in accordance with the terms of a valid tariff filed by the Company with the Federal Communications Commission ("FCC").

In its February 1999 ruling on the topic of inter-carrier compensation for ISP-bound calls, the FCC held that the ISP-bound traffic was interstate and under the FCC's regulatory jurisdiction. The FCC held that there was no specific federal rule governing inter-carrier compensation for such traffic. For that reason, it concluded that states are free to impose a compensation requirement in the context of interconnection disputes arising under Sections 251 and 252 of the Communications Act of 1934, as amended. To date, the Puerto Rico
Telecommunications Board, which has jurisdiction over telecommunications services in Puerto Rico, has not set a compensation requirement for ISP-bound calls.

The Company filed FCC tariff No. 2 on April 1, 1999, which establishes an interstate charge applicable to all interstate service. FCC tariffs are presumed valid unless challenged and held invalid by the FCC.

Liquidity and Capital Resources

For the six months ended November 30, 1999, earnings exceeded fixed charges by $10,435. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $38,639 relating to depreciation and amortization.

As of November 30, 1999, the Company had $330,860 of property, plant and equipment (net) placed in service. During the six months ended November 30, 1999, the Company made capital expenditures of $76,371, to continue the expansion of its Puerto Rico systems and its Domestic systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Puerto Rico Operations were $49,795 for the six months ended November 30, 1999, representing 65% of the Company's total capital expenditures. The Puerto Rico Operation's capital expenditures included $39,509 to add capacity and services and to continue the expansion of the Company's PCS network infrastructure and $10,286 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. Through the remainder of fiscal year 2000, the Company anticipates capital expenditures in its Domestic systems of approximately $8,400. The Company currently estimates that the cost to continue the expansion of its Puerto Rico network infrastructure and purchase telephone units through fiscal 2000 year-end will be approximately $45,200. Amounts required to finance the Company's capital expenditures are expected to come primarily from cash flow generated from operations with the remainder coming from borrowings under the Company's existing revolving credit facility. The Company may seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

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

The following table sets forth (in thousands), for the periods indicated, the Company's net cash provided by operating activities before interest payments (net cash provided), the Company's principal uses of such cash and the cash (required from) available for financing and investing activities:


                                                            Six Months Ended November 30,
                                                            -----------------------------
                                                          1999                       1998
                                                          ----                       ----
                                                                % of net                  % of net
                                                                  cash                      cash
                                                   Amount       provided       Amount     provided
                                                  --------     ----------     --------   ----------

Net cash provided by operating activities        $  28,857          27%      $  56,265        72%
Interest paid                                       78,858          73%         21,688        28%
                                                 ---------         ----      ---------       ----
Net cash provided                                $ 107,715         100%      $  77,953       100%
                                                 =========         ====      =========       ====

Principal uses of cash
Interest paid                                    $  78,858          73%      $  21,688        28%
Property, plant & equipment                         76,371          71%         48,765        62%
                                                 ---------         ----      ---------       ----
Total                                            $ 155,229         144%      $  70,453        90%
                                                 =========         ====      =========       ====

Cash (required from)  available for other
     financing and investing activities          $ (47,514)        (44)%     $   7,500        10%
                                                 =========         ====      =========       ====


Net cash provided by operating activities for the six months ended November 30, 1999 was not sufficient to fund the Company's expenditures for property, plant and equipment of $76,371.

The following table sets forth the primary cash flows provided by (used in) other financing and investing activities for the periods indicated:



                                                        Six Months Ended November 30,
                                                        -----------------------------
                                                            1999            1998
                                                            ----            ----
Proceeds from disposition of assets                       $     22        $    438
Proceeds from issuance of class A common stock                   -              10
Proceeds from issuance of long-term debt                    19,343           7,000
Proceeds from maturity of restricted securities             19,998               -

Disposition of equity investment                                 -          10,500
Distributions received from equity investments-net           5,047           6,638
                                                          --------        --------
Cash available                                              44,410          24,586
                                                          --------        --------

Acquisition of other assets                                      -          (2,200)
Repayment of long-term debt                                 (2,250)        (10,000)
Debt issuance costs paid                                      (267)              -
Recapitalization costs paid                                      -          (1,990)
Acquisition, net of cash acquired                          (32,820)              -
                                                          --------        --------
Cash available for operations and capital expenditures    $  9,073        $ 10,396
                                                          ========        ========


Based upon current market conditions and its current capital structure, the Company believes that cash flows from operations and funds from currently available credit facilities will be sufficient to enable the Company to meet required cash commitments through the next twelve month period.

Acquisitions, Exchanges and Dispositions

The Company's primary acquisition strategy is to acquire controlling ownership interests in communication systems serving markets which are proximate to or share a community of interest with its current markets. The Company's strategy of clustering its operations in proximate geographic areas enables it to achieve operating and cost efficiencies as well as joint marketing benefits. Clustering also allows the Company to offer its subscribers more areas of uninterrupted service as they travel. In addition to expanding its existing clusters, the Company also may seek to acquire interests in wireless systems in other geographic areas. The Company also may pursue other communications businesses it determines to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, or a combination thereof.

In November 1999, the Company acquired the wireless telephone system serving the Allegan, Michigan RSA. The Allegan market represents approximately 100,000 net pops. The total purchase price was approximately $35,000 in cash and stock, subject to adjustment.

In December 1999, the Company entered into a definitive agreement to acquire the wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 100,000 net pops. The Company has agreed to a purchase price of approximately $25,000, subject to adjustment. The obligation of the Company to consummate this transaction is subject to certain closing conditions, including the relevant regulatory approvals. The Company anticipates closing this acquisition in the first quarter of calendar year 2000.

In January 2000, the Company entered into a letter of intent to purchase the assets of cable television systems serving Aguadilla, Mayaguez, San German and surrounding communities in Puerto Rico from Pegasus Communications Corporation for $170,000. The transaction is subject to numerous conditions, including regulatory approvals, completion of customary due-diligence and the negotiation and execution of a definitive purchase agreement.

Commitments and Contingencies

Year 2000 Update

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

The Company's internal computer systems and software were unaffected by the date changeover.

The Company's customer-related computer systems and databases, including those managed by third parties, operated as expected.

The Company's operations, including interconnection with various networks and systems operated by third parties, also were unaffected by the date changeover.

While no Year 2000 related disruptions have been experienced to date, there are some remaining Year 2000 risks. Based on currently available information, management believes that Year 2000 related disruptions or other problems, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

Stock Split

On December 28, 1999, the Company announced that the Board of Directors declared a three-for-one stock split of all outstanding shares of class A common stock. The shares will be distributed on or about January 20, 2000 to all holders of record on January 10, 2000.

New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). This SAB sets forth certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans to adopt SAB No. 101 effective June 1, 2000, and is currently assessing the impact that adoption will have on the Company's results of operations and financial position.

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

Taking into account the  foregoing,  the following  are  identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's net losses and stockholders' equity (deficit); the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone and other communications services industries; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments; operating hazards and uninsured risks; refinancing and interest rate exposure risks; potential for changes in accounting standards; and capital calls associated with the Company's Investment Interests. A more detailed discussion of each of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1999 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 1999 (based on information provided by one of the Company's lending institutions):

Amounts in thousands:

                                               Year ended November 30,
                                 2000       2001        2002       2003       2004     There-after   Total    Fair value
                              -------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                         -    $  1,388          -          -           -    $539,025    $540,413   $564,463
  Average interest rate              -       8.88%          -          -           -      10.51%      10.51%          -
  Variable rate               $  4,500    $  4,500    $49,500    $72,000     $94,500    $716,600    $941,600   $941,600
  Average interest rate (1)       6.32%      6.76%      6.90%      6.99%       7.06%       7.15%       7.11%          -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount             $350,000    $350,000   $150,000          -           -          -           -    $  9,430
  Average pay rate               5.40%       5.40%      5.38%          -           -          -           -           -
  Average receive rate           6.32%       6.76%      6.90%          -           -          -           -           -
Interest rate collar:
  Notional amount             $100,000    $100,000   $100,000   $100,000           -          -           -    $  1,580
  Cap                            7.00%       7.00%      7.00%      7.00%           -          -           -           -
  Floor                          4.45%       4.45%      4.45%      4.45%           -          -           -           -

(1) Represents the average interest rate before applicable margin


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  Changes in Securities and Use of Proceeds

         The holders of in excess of majority of the outstanding shares of common stock approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150,000,000.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

          a) The Company's annual meeting of shareholders was held on October 20, 1999.

          b) The following persons were elected as directors at the Company's annual meeting pursuant to the following votes:

                                                      Number of Votes
                                                      ---------------
                  Directors                       For             Withheld
                  ---------                       ---             --------
                  Anthony J. de Nicola         28,173,576            8,836
                  Mark T. Gallogly             28,173,576            8,836
                  Lawrence H. Guffey           27,824,986          357,426
                  Thomas E. McInerney          28,173,576            8,836
                  Rudolph E. Rupert            28,173,576            8,836
                  Michael J. Small             28,173,576            8,836
                  J. Stephen Vanderwoude       28,173,576            8,836

           c) The shareholders approved a proposal at the annual meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2000. The following sets forth the number of votes on this proposal:

                  For                   Against                   Abstain
                  ---                   -------                   -------
               28,181,771                 278                       363

            d) The shareholders  approved a proposal at the annual meeting to ratify the approval and adoption by the Board of Directors of the Centennial Cellular Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan. The following sets forth the number of votes on this proposal:

                  For                  Against              Abstain
                  ---                  -------              -------
               27,609,436              182,102               1,044


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Report on Form 8-K

         Each exhibit identified below is filed as a part of this report.

a)       Exhibits

              Exhibit No.               Description

              Exhibit 27    Financial data schedule (EDGAR filing document only)


b)       Reports on Form 8-K

         Form 8-K dated November 1, 1999, relating to the Independent Auditors' Consent of Deloitte & Touche LLP in the Prospectus dated November 1, 1999 which is part of the Company's Registration Statement No. 33-80716 on Form S-4.

                                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




January 12, 2000



                                               CENTENNIAL CELLULAR CORP.


                                               /S/
                                               ------------------
                                               Peter W. Chehayl
                                               Chief Financial Officer,
                                               Sr. Vice President and Treasurer
                                              (Chief Financial Officer)



                                               /S/
                                               ------------------
                                               Thomas E. Bucks
                                               Sr. Vice President-Controller
                                              (Chief Accounting Officer)