Form 10-Q
period 2000-02-29
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2000-04-13
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended February 29, 2000
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
                         Commission file number 0-19603

                         Centennial Communications Corp.
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

Class A Common -  94,319,960 outstanding shares as of April 10, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                        February 29,
                                                                                            2000                     May 31,
                                                                                        (Unaudited)                   1999
                                                                                    ---------------------   -----------------------



ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                     $          50,203       $               51,141
      Restricted investments                                                                   19,704                       39,480
      Accounts receivable, less allowance for doubtful
          accounts of  $13,628 and $3,763, respectively                                        65,595                       46,326
      Inventory - phones and accessories, less allowance for
          obsolescence of $1,102 and $1,315, respectively                                       9,148                        7,631
      Prepaid expenses and other current assets                                                 1,904                          737
                                                                                    ---------------------   -----------------------

        TOTAL CURRENT ASSETS                                                                  146,554                      145,315

PROPERTY, PLANT AND EQUIPMENT - net                                                           355,330                      300,120

RESTRICTED INVESTMENTS, long-term                                                                   -                       19,038

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                   77,040                       75,723

DEBT ISSUANCE COSTS, less accumulated amortization of
       $8,195 and $2,905, respectively                                                         57,671                       58,307

CELLULAR TELEPHONE LICENSES, less accumulated
      amortization of $303,260 and $298,725, respectively                                     229,327                      202,599

PERSONAL COMMUNICATIONS SERVICES LICENSE, less accumulated
      amortization of $5,069 and $3,893, respectively                                          71,689                       58,866

GOODWILL, less accumulated amortization of $33,429
      and $30,430, respectively                                                               119,561                      119,172

OTHER ASSETS - net                                                                             11,617                        7,141
                                                                                    ---------------------   -----------------------

        TOTAL                                                                       $       1,068,789       $              986,281
                                                                                    =====================   =======================





            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                                February 29,
                                                                                                    2000               May 31,
                                                                                                 (Unaudited)             1999
                                                                                               ----------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Current portion of long term debt                                                      $         5,500      $        4,500
        Accounts payable                                                                                23,383              22,968
        Accrued expenses and other current liabilities                                                  86,876             102,371
        Payable to affiliates                                                                              125                 125
                                                                                              ----------------      ---------------

              TOTAL CURRENT LIABILITIES                                                                115,884             129,964

LONG-TERM DEBT                                                                                       1,539,850           1,459,295

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
        Common stock par value $.01 per share:
              Class A, 1 vote per share, 150,000,000 shares authorized,
               issued, 94,379,713 and 93,673,386 shares, respectively;
               and outstanding 94,309,210 and 93,602,883 shares, respectively                              944                 937
        Additional paid-in capital                                                                     425,621             418,749
        Accumulated deficit                                                                         (1,012,102)         (1,021,587)
                                                                                                ----------------    ---------------
                                                                                                      (585,537)           (601,901)
        Less:  Cost of 70,503 class A common shares in treasury                                         (1,077)             (1,077)
        Deferred Compensation                                                                             (331)                  -
                                                                                               -----------------    ---------------

              TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                             (586,945)           (602,978)
                                                                                               -----------------    ---------------

                          TOTAL                                                                 $    1,068,789      $      986,281
                                                                                               =================    ===============




            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                               Three Months Ended                       Nine Months Ended
                                                     -------------------------------------   ---------------------------------------
                                                         February 29,          February 28,      February 29,          February 28,
                                                            2000                  1999              2000                  1999
                                                      ----------------      ---------------   ---------------      ---------------
REVENUE:
      Service revenue                                 $        121,636     $         95,537  $        353,166     $        257,209
      Equipment sales                                            5,985                2,456            15,257                5,382
                                                      ----------------      ---------------   ---------------      ---------------
                                                               127,621               97,993           368,423              262,591
                                                      ----------------      ---------------   ---------------      ---------------

COSTS AND EXPENSES:
      Cost of equipment sold                                    10,584                6,760            25,548               16,222
      Cost of services                                          15,991               12,437            46,407               34,561
      Sales and marketing                                       21,137               14,443            58,135               38,331
      General and administrative                                26,562               15,575            67,034               43,129
      Depreciation and amortization                             21,684               33,159            60,323               97,702
      Recapitalization costs                                         -               58,852                 -               58,852
                                                      ----------------      ---------------   ---------------      ---------------
                                                                95,958              141,226           257,447              288,797
                                                      ----------------      ---------------   ---------------      ---------------

OPERATING INCOME (LOSS)                                         31,663              (43,233)          110,976              (26,206)
                                                      ----------------      ---------------   ---------------      ---------------

INCOME FROM EQUITY INVESTMENTS                                   3,667                1,862            11,007                9,352
(LOSS) GAIN ON DISPOSITION OF ASSETS                               (51)              (1,197)              (51)               8,414
INTEREST EXPENSE -  NET                                        (37,918)             (26,613)         (110,347)             (48,553)
                                                      ----------------      ---------------   ---------------      ---------------

INCOME (LOSS) BEFORE INCOME TAX  (EXPENSE) BENEFIT,
      MINORITY INTEREST AND EXTRAORDINARY ITEM                  (2,639)             (69,181)           11,585              (56,993)

INCOME TAX  (EXPENSE) BENEFIT                                     (630)              15,950            (2,186)              10,114
                                                      ----------------      ---------------  ----------------      ---------------

      INCOME (LOSS) BEFORE MINORITY INTEREST AND
        EXTRAORDINARY ITEM                                      (3,269)             (53,231)            9,399              (46,879)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                           26                  151                86                  142
                                                      ----------------      ---------------   ---------------      ---------------

      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (3,243)             (53,080)            9,485              (46,737)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
      DEBT, NET OF INCOME TAXES OF ($11,251)                         -              (40,526)                -              (40,526)
                                                      ----------------      ---------------   ---------------      ---------------

      NET INCOME (LOSS)                               $         (3,243)     $       (93,606)  $         9,485      $       (87,263)
                                                      ================      ===============   ===============      ===============

DIVIDEND REQUIREMENT ON PREFERRED STOCK               $              -      $        (1,680)  $             -      $        (9,906)
                                                      ----------------      ---------------   ---------------      ---------------

INCOME (LOSS) APPLICABLE TO COMMON SHARES             $         (3,243)     $       (95,286)  $         9,485      $       (97,169)
                                                      ================      ===============   ===============      ===============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            $          (0.03)     $         (0.48)  $          0.10      $         (0.41)
                                                      ================      ===============   ===============      ===============
   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT $              -      $         (0.35)  $             -      $         (0.30)
                                                      ================      ===============   ===============      ===============
   NET INCOME (LOSS) APPLICABLE TO COMMON SHARES      $          (0.03)     $         (0.83)  $          0.10      $         (0.71)
                                                      ================      ===============   ===============      ===============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            $          (0.03)     $         (0.48)  $          0.10      $         (0.41)
                                                      ================      ===============   ===============      ===============
   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT $              -      $         (0.35)  $             -      $         (0.30)
                                                      ================      ===============   ===============      ===============
   NET INCOME (LOSS) APPLICABLE TO COMMON SHARES      $          (0.03)     $         (0.83)  $          0.10      $         (0.71)
                                                      ================      ===============   ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD:
        BASIC                                                   94,194              115,281            93,860              136,084
                                                      ================      ===============   ===============      ===============
        DILUTED                                                 94,194              115,281            96,120              136,084
                                                      ================      ===============   ===============      ===============

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                 Common Stock                Additional
                                 -------------------------------------------
                                        Class A                Class B        Paid-In   Treasury    Deferred  Accumulated
                                 ---------------------   -------------------                         Compen
                                     Shares     Dollars     Shares    Dollars  Capital    Stock      -sation    Deficit      Total
                                 ------------  -------   ----------  ------- --------- ----------- --------- ------------  -------
Balance at June 1, 1998            50,150,049  $   501   10,544,113  $ 105   $ 357,684 $ (30,614)  $ (3,029)  $(284,238)  $  40,409

3-for-1 stock split effective
   January 20, 2000               100,300,098    1,003            -      -      (1,003)        -          -           -           -

Common stock issued in
   connection with incentive plans  4,211,469       42            -      -       4,852         -          -           -       4,894

Common stock issued in
   connection with employee
   stock purchase plan                146,640        1            -      -         256         -          -           -         257


Deferred compensation employment
   agreement                          150,009        2            -      -         748         -       (750)          -           -

Recapitalization:

   Repurchase of the class A & B
      common stock               (133,341,984)  (1,333) (10,544,113)  (105)   (339,447)        -      2,573    (692,002) (1,030,314)

   Retirement of treasury stock   (14,689,881)    (146)           -      -          97    30,614          -     (30,565)          -

   Recapitalization costs                   -        -            -      -     (16,165)        -          -      65,385      49,220

   Capital contributions           86,746,986      867            -      -     421,633         -          -           -     422,500

Preferred stock dividends                   -        -            -      -      (9,906)        -          -           -      (9,906)

Treasury stock purchases                    -        -            -      -           -    (1,077)         -           -      (1,077)

Amortization of deferred
     compensation                           -        -            -      -           -         -      1,206           -       1,206

Net loss                                    -        -            -      -           -         -          -     (80,167)    (80,167)
                                  ------------   ------  -----------  -----    --------   --------  -------    ---------  ----------

Balance at May 31, 1999            93,673,386      937            -      -     418,749    (1,077)         -  (1,021,587)   (602,978)

Common stock issued in conjunction
     with acquisitions                420,000        4            -      -       5,226         -          -           -       5,230

Common stock issued in
   connection with incentive plans    261,679        3            -      -       1,232         -          -           -       1,235

Deferred compensation                  24,648        -            -      -         414         -       (414)          -           -


Amortization of deferred
   compensation                             -        -            -      -           -         -         83           -          83


Net income                                  -        -            -      -           -         -          -       9,485       9,485
                                  ------------   ------  -----------  -----    --------   --------  -------   ----------  ----------

Balance at February 29, 2000
   (unaudited)                     94,379,713  $   944            -  $   -   $ 425,621   $(1,077)   $  (331)$(1,012,102) $ (586,945)
                                  ============   ======= ===========  =====    ========   ========  =======   ==========  ==========

            See notes to condensed consolidated financial statements


                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                     ------------------------------------------
                                                                                         February 29,               February 28,
                                                                                             2000                        1999
                                                                                     ------------------          -----------------
    OPERATING ACTIVITIES:

        Cash received from subscribers and others                                         $     372,329            $       282,115
        Cash paid to suppliers, employees and
           governmental agencies                                                               (213,581)                  (148,416)
        Interest paid                                                                          (133,058)                   (35,045)
                                                                                         ---------------           ---------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                                             25,690                     98,654
                                                                                         ---------------           ---------------

    INVESTING ACTIVITIES:

        Proceeds from disposition of assets                                                         352                        466
        Capital expenditures                                                                   (107,893)                   (69,819)
        Acquisition of other assets                                                                   -                     (2,200)
        Disposition of equity investment                                                              -                     13,500
        Acquisitions, net of cash acquired                                                      (46,820)                         -
        Acquisition of equity investment                                                              -                     (3,000)
        Distributions received from equity investments                                            9,871                      9,791
        Acquisition of minority partnership interests                                              (323)                         -
        Purchase of restricted securities                                                       (19,998)                   (57,501)
        Proceeds from maturity of restricted securities                                          59,994                          -
                                                                                         ---------------          ----------------

           NET CASH USED IN INVESTING ACTIVITIES                                               (104,817)                  (108,763)
                                                                                         ---------------          ----------------
    FINANCING ACTIVITIES:

        Proceeds from the issuance of long-term debt                                          1,038,018                  1,481,500
        Repayment of long-term debt                                                            (958,150)                  (528,518)
        Debt issuance costs paid                                                                 (2,885)                   (61,118)
        Early extinguishment of debt                                                                  -                    (44,634)
        Proceeds from issuance of class A common stock                                                -                    427,394
        Proceeds from the exercise of stock options                                               1,206                          -
        Redemption of preferred stock                                                                 -                   (128,154)
        Purchase of common stock in conjunction with recapitalization                                 -                 (1,052,436)
        Dividends paid                                                                                -                    (18,131)
        Recapitalization costs paid                                                                   -                    (46,500)
                                                                                         ---------------         -----------------


           NET CASH PROVIDED BY FINANCING ACTIVITIES                                             78,189                     29,403
                                                                                         ---------------         -----------------

    NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                          (938)                    19,294

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               51,141                     14,620
                                                                                         ---------------         -----------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $       50,203          $          33,914
                                                                                         ===============         =================







                                                   See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             Nine Months Ended
                                                                               ----------------------------------------------
                                                                                  February 29,              February 28,
                                                                                      2000                      1999
                                                                               -------------------       --------------------
     RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:

          Net income (loss)                                                    $            9,485        $           (87,263)
                                                                               -------------------       --------------------

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

          Depreciation and amortization                                                    60,323                     97,702
          Minority interest in loss of subsidiaries                                           (86)                      (142)
          Deferred income taxes                                                            (1,220)                   (10,114)
          Equity in undistributed earnings of investee companies                          (11,007)                    (9,352)
          Loss (Gain) on disposition of assets                                                 51                     (8,414)
          Extraordinary loss on early extinguishement of debt                                   -                     40,526
          Recapitalization costs                                                                -                     58,852
          Other                                                                             5,373                      3,384
          Change in assets and liabilities net of effects of
             acquisitions:
                 Accounts receivable - (increase)                                         (17,544)                   (13,653)
                 Prepaid expenses and other current assets -
                    (increase)                                                             (2,931)                      (763)
                 Accounts payable, accrued expenses and
                    other current liabilities- (decrease) increase                        (18,260)                    26,101
                 Customer deposits and prepayments -
                    increase                                                                1,506                      1,790
                                                                               -------------------       --------------------

          Total adjustments                                                                16,205                    185,917
                                                                               -------------------       --------------------

     Net cash provided by operating activities                                 $           25,690        $            98,654
                                                                               ===================       ====================

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 29, 2000 and the results of its consolidated operations and cash flows for the periods ended February 29, 2000 and February 28, 1999. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1999 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 1999 is audited.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Name Change

On February 29, 2000, the Company announced that it was changing its name from Centennial Cellular Corp. to Centennial Communications Corp., effective at the start of trading on Tuesday February 29, 2000.

Stock Split

On December 28, 1999, the Company announced that the Board of Directors declared a three-for-one stock split of all outstanding shares of class A common stock. The shares were distributed on or about January 20, 2000 to all holders of record on January 10, 2000. In connection with the stock split, the Company increased its authorized shares of common stock to 150,000,000 shares. All common share and per share amounts have been restated to reflect the stock split.

Note 2. Long-Term Debt

The Company and its subsidiaries had the following debt outstanding at February 29, 2000 and May 31, 1999:

                                                                          February 29,               May 31,
                                                                              2000                    1999
                                                                         ------------             ------------
Centennial 8 7/8% Senior Notes due 2001...............                   $      1,388              $     1,388
Centennial 10 1/8% Senior Notes due 2005..............                            219                      219
Term Loans............................................                        994,375                  897,750
Revolving Credit Facility.............................                         10,000                   36,000
Subordinated Notes due 2009 (Mezzanine Debt)..........                        169,368                  158,438
Centennial 10 3/4% Senior Subordinated Notes due 2008.                        370,000                  370,000
                                                                         ------------              -----------
Total Long Term Debt..................................                      1,545,350                1,463,795
Current Portion of Long Term Debt                                              (5,500)                  (4,500)
                                                                         ------------              -----------
Net Long Term Debt                                                       $  1,539,850              $ 1,459,295
                                                                         ============              ===========


On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both the borrowers.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at February 29, 2000 are summarized as follows:

         February 28, 2001                                    $      5,500
         February 28, 2002                                          18,138
         February 28, 2003                                          56,125
         February 29, 2004                                          78,625
         February 28, 2005                                         101,125
         February 28, 2006 and thereafter                        1,285,837
                                                              ------------
                                                              $  1,545,350
                                                              ============

The Company was in compliance with all covenants of its debt agreements at February 29, 2000.

Interest expense, as reflected on the financial statements has been partially offset by interest income. The gross interest expense for the nine months ended February 29, 2000 and February 28, 1999 were $113,322 and $51,179, respectively.

Note 3. Acquisitions

In November 1999, the Company acquired a wireless telephone system in the Allegan, Michigan RSA for cash of approximately $31,000 and 300,000 shares of the Company's common stock.

In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of the Company's common stock. 120,000 of such shares were issued in December 1999 and the remaining 120,000 shares are issuable upon the resolution of certain contingencies. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years.

These acquisitions were accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The purchase price allocation for these acquisitions are preliminary and may be revised at a later date. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

The following summary pro forma information includes the operations of the Company and these acquisitions as if such acquisitions had been consummated as of June 1, 1998:

                                                         Nine Months Ended
                                                         -----------------
                                                  February 29,           February 28,
                                                     2000                   1999
                                                     ----                   ----
Revenues                                           $371,725             $  267,987
Income (loss) before extraordinary item            $ 10,170             $  (46,144)
Net income (loss)                                  $ 10,170             $  (86,670)
Earnings (loss) per common share-
     Basic and Diluted:
     Income (loss) before extraordinary item          $0.11                $(0.41)
                                                      =====                ======
     Net income (loss) applicable
         to common shares                             $0.11                $(0.71)
                                                      =====                ======

Note 4.  Pending Acquisitions

In December 1999, the Company entered into a definitive agreement to acquire the wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 100,000 net pops. The Company completed this acquisition on April 7, 2000. The purchase price was approximately $25,000, subject to adjustment.

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

In January 2000, the Company acquired a 70% interest in All America Cables & Radio, Inc. ("AACR") in the Dominican Republic. A local partner holds the remaining 30% interest. AACR is an international long distance provider that also holds a 30MHz PCS license, a Local Multipoint Distribution System ("LMDS") license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately 8.9 million net pops. The purchase price was $25,000, subject to adjustment, of which $14,000 has been paid to date and the $11,000 will be paid upon completion of due diligence. In the event that the Company is not satisfied with the results of the due diligence, the Company is not obligated to pay the remaining $11,000. In such event, the Company would not own AACR's long distance and undersea cable businesses, but would continue to own the PCS license, the LMDS license and the certificate to provide a broad range of telecommunications services in the Dominican Republic. The Company has recorded the $14,000 paid to date as personal communications services license on the consolidated balance sheet.

Note 5.  New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans to adopt SAB No. 101 effective June 1, 2000. Although the Company has not determined the impact of the adoption on its results of operations and financial position, the Company expects that this change will not effect cash flows, but could cause the Company to recognize service initiation revenues over a longer period. The Company currently recognizes these revenues in the period when service is initiated.

The Financial Accounting Standards Board issued Statement of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on future results of operations or financial condition.

Note 6. Reciprocal Compensation

On April 1, 1999, the Company filed a tariff with the Federal Communications Commission ("FCC") establishing a rate payable to the Company for delivering jurisdictionally interstate traffic to Internet Service Providers ("ISPs") served by the Company from subscribers of the Puerto Rico Telephone Company ("PRTC"). The Company subsequently invoiced PRTC under the terms of the tariff. PRTC disputed the invoices and on November 2, 1999, pursuant to FCC rules, indicated that it intended to challenge the lawfulness of the Company's tariff. On February 1, 2000, PRTC did so.

The Company has responded to PRTC's complaint and has vigorously defended the validity of its tariff. On April 6, 2000, the Company and PRTC entered into a letter of intent to settle their dispute regarding compensation for ISP-bound traffic. The parties are currently negotiating the terms of a definitive settlement incorporating the terms of the settlement. This agreement will be submitted to the FCC for its approval. The Company cannot specifically predict when the FCC will approve the settlement now under negotiation, but expects that this matter will be resolved in the fiscal quarter ending May 31, 2000.

Note 7.  Subsequent Event

On March 21, 2000, the Company announced that it planned on offering $250,000 of Senior Subordinated Notes due 2008 in a private placement transaction pursuant to Rule 144A. Due to current market conditions, the Company has indefinitely postponed such offering.

Note 8.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include two distinct business segments: Domestic and Puerto Rico. The Company determines its segments based on geographic location. The Company measures the operating performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets and recapitalization costs.

Information about the Company's operations in its two business segments for the nine months ended February 29, 2000 and February 28, 1999 is as follows:


                                                        Domestic        Puerto Rico        Eliminations            Consolidated
                                                     --------------- ------------------ --------------------   -------------------

Nine months ended February 29, 2000
----------------------------------------------------
Total revenues                                       $    223,127       $    145,296     $          -               $    368,423
Adjusted EBITDA                                      $    110,024       $     61,275     $          -               $    171,299
Total assets                                         $  1,323,205       $  1,286,112     $ (1,540,528)   (a)        $  1,068,789
Capital expenditures                                 $     37,491       $     70,402     $          -               $    107,893


Nine months ended February 28, 1999
----------------------------------------------------
Total revenues                                       $    174,980       $     87,611     $          -               $    262,591
Adjusted EBITDA                                      $     91,520       $     38,828     $          -               $    130,348
Total assets                                         $    998,289       $    241,289     $   (282,906)   (a)        $    956,672
Capital expenditures                                 $     25,130       $     44,689     $          -               $     69,819

(a)      Elimination of intercompany investments

Reconciliation of Income (Loss) before Income Tax (Expense) Benefit, Minority Interest and Extraordinary Item

                                                                            Nine months ended
                                                                            -----------------
                                                                     February 29,        February 28,
                                                                        2000                 1999
                                                                 ------------------- --------------------
Adjusted EBITDA for reportable segments                             $   171,299          $   130,348
Interest expense (net)                                                 (110,347)             (48,553)
Depreciation and amortization                                           (60,323)             (97,702)
Recapitalization costs                                                        -              (58,852)
Income from equity investments                                           11,007                9,352
(Loss) gain on disposition of assets                                        (51)               8,414
                                                                 ------------------- --------------------
Income (loss) before income tax (expense)  benefit, minority
     interest and extraordinary item                               $     11,585          $   (56,993)
                                                                   ============          ===========

Note 9.   Consolidating Financial Data

     Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 senior subordinated notes issued by the Company, and CPROC has guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of February 29, 2000
                             (Amounts in thousands)

                                                                                                                         Centennial
                                                  Centennial     Centennial                    Centennial             Communications
                                                 Puerto Rico      Cellular                   Communications              Corp. and
                                               Operations Corp. Operating Co.      Non-           Corp.    Eliminations Subsidiaries
                                                                    LLC          Guarantors
                                                --------------  -------------  -------------  ------------  ----------- ------------

ASSETS
Current assets:
     Cash and cash equivalents                  $    47,501   $          -    $     2,702     $       -   $         -     $   50,203
     Restricted investments                               -              -         19,704             -             -         19,704
     Accounts receivable - net                       24,089              -         41,506             -             -         65,595
     Inventory - phones and accessories - net           338              -          8,810             -             -          9,148
     Prepaid expenses and other current assets        1,153              -            751             -             -          1,904
                                                -------------  -------------  --------------  ------------ ------------   ----------
             Total current assets                    73,081              -         73,473             -             -        146,554

Property, plant & equipment - net                   185,380              -        169,950             -             -        355,330

Equity investments in wireless systems - net              -              -         77,040             -             -         77,040

Debt issuance costs - net                            24,858              -         32,813             -             -         57,671

Cellular telephone licenses - net                         -              -        229,327             -             -        229,327

Personal communications services licenses - net           -              -         71,689             -             -         71,689

Goodwill  - net                                           -              -        119,561             -             -        119,561

Investment in affiliates                                  -         90,100              -             -       (90,100)             -

Intercompany                                         55,291      1,150,500      1,056,435       404,264    (2,666,490)             -

Investment in subsidiaries                                -       (520,053)       475,000      (995,053)    1,040,106              -

Other assets - net                                    5,430              -       (173,813)      180,000             -         11,617
                                               --------------  -------------  --------------  ------------ ------------   ----------

          Total                                $    344,040   $    720,547   $  2,131,475     $(410,789)  $(1,716,484)   $ 1,068,789
                                               ==============  =============  ==============  ============ ============   ==========


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of February 29, 2000
                             (Amounts in thousands)


                                                                                                                         Centennial
                                            Centennial     Centennial                      Centennial                 Communications
                                            Puerto Rico     Cellular                     Communications                  Corp. and
                                            Operations    Operating Co.   Non-Guarantors     Corp.      Eliminations   Subsidiaries
                                               Corp.           LLC
                                            ----------    -------------   --------------  ------------   -----------   ------------

LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
     Current Portion of long term debt     $    5,500     $        -      $        -       $       -     $        -     $     5,500
     Accounts payable                          15,718              -           7,665               -              -          23,383
       current liabilities                     32,622              -          53,980             274              -          86,876
     Payable to affiliates                          -              -             125               -              -             125
                                           ------------   -------------   -------------    -----------  ------------    -----------

     Total current liabilities                 53,840              -          61,770             274              -         115,884


Long-term debt                                663,875        705,000               -         170,975              -       1,539,850

Intercompany                                   73,082      1,010,600       1,616,240           4,907     (2,704,829)              -

 Common stockholders' equity (deficit):
     Class A Common stock                           -              -               -             944              -             944
     Preferred Stock                          465,000              -               -               -       (465,000)              -
     Additional paid-in capital              (858,739)             -       1,395,500         425,621       (536,761)        425,621
     Accumulated deficit                      (53,018)      (995,053)       (942,035)     (1,012,102)     1,990,106      (1,012,102)
                                           ------------   -------------   -------------   ------------  -------------   -----------
                                             (446,757)      (995,053)        453,465        (585,537)       988,345        (585,537)

     Less: treasury shares                          -              -               -          (1,077)             -          (1,077)
     Deferred Compensation                          -              -               -            (331)             -            (331)
                                           ------------   -------------   -------------   ------------  -------------   -----------


     Total common stockholders' equity
        (deficit)                            (446,757)      (995,053)        453,465        (586,945)        988,345       (586,945)
                                           ------------   -------------   -------------   ------------  -------------   -----------

        Total                              $   344,040    $  720,547      $2,131,475      $ (410,789)    $(1,716,484)   $ 1,068,789
                                           ============   =============   =============   ============  =============   ===========


              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000
                             (Amounts in thousands)


                                                                                                                         Centennial
                                            Centennial    Centennial                      Centennial                  Communications
                                            Puerto Rico     Cellular                     Communications                   Corp. and
                                            Operations   Operating Co. Non-Guarantors        Corp.       Eliminations   Subsidiaries
                                               Corp.         LLC
                                           ------------ --------------  --------------  ---------------  -------------  -----------

Revenue                                   $    142,289  $          -    $   226,134     $          -     $        -     $   368,423
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Costs and expenses:
     Cost of equipment sold                      3,462             -         22,086                -              -          25,548
     Cost of services                           21,154             -         25,253                -              -          46,407
     Sales and marketing                        22,225             -         35,910                -              -          58,135
     General & administrative                   34,936             -         32,098                -              -          67,034
     Depreciation and amortization              33,098             -         27,225                -              -          60,323
                                          ------------  --------------  --------------  ---------------  -------------  -----------

                                               114,875             -        142,572                -              -         257,447
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Operating income                                27,414             -         83,562                -              -         110,976
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Income from equity investments                       -             -         11,007                -              -          11,007
Income from investments in subsidiaries              -        26,534         16,722           26,534        (69,790)              -
Loss on disposition of assets                      (51)            -              -                -              -             (51)
Interest expense - net                         (10,641)      (85,392)         2,735          (17,049)             -        (110,347)
Intercompany interest allocation                     -        85,392        (85,392)               -              -               -
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Income (loss) before income tax expense
  and minority interest                         16,722        26,534         28,634            9,485        (69,790)         11,585

Income tax expense                                   -             -         (2,186)               -              -          (2,186)
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Income (loss) before minority interest          16,722        26,534         26,448            9,485        (69,790)          9,399

Minority interest in loss
        of subsidiaries                              -             -             86                -              -              86
                                          ------------  --------------  --------------  ---------------  -------------  -----------

Net Income (Loss)                         $     16,722  $     26,534    $    26,534     $      9,485     $  (69,790)    $     9,485
                                          ============  ==============  ==============  ===============  =============  ===========

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Nine Months Ended February 29, 2000
                             (Amounts in thousands)

                                                                                                                         Centennial
                                                       Centennial   Centennial                   Centennial           Communications
                                                       Puerto Rico   Cellular                  Communications             Corp. and
                                                       Operations Operating Co. Non-Guarantors     Corp.                Subsidiaries
                                                          Corp.        LLC                                 Eliminations
                                                      ------------ -----------  -------------  ------------ ----------- -----------
 OPERATING ACTIVITIES:

   Cash received from subscribers and others          $  122,024   $        -    $  250,305     $       -     $     -    $  372,329
   Cash received from (paid to) affiliates                     -       98,167       (98,167)            -           -             -
   Cash paid to suppliers, employees and
      governmental agencies                              (57,280)           -      (156,301)            -           -      (213,581)
   Interest paid                                         (11,479)     (98,167)           (9)      (23,403)          -      (133,058)
                                                      ------------ ------------  -------------  ------------- ----------  ----------
      NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                          53,265            -        (4,172)      (23,403)          -        25,690
                                                      ------------ ------------  -------------  ------------- ----------  ----------

 INVESTING ACTIVITIES:

   Proceeds from disposition of assets                       330            -            22             -           -           352
   Capital expenditures                                  (69,956)           -       (37,937)            -           -      (107,893)
   Acquisitions, net of cash acquired                     (2,000)           -       (44,820)            -           -       (46,820)
   Distributions received from equity investments              -            -         9,871             -           -         9,871
   Acquisition of minority partnership interests               -            -          (323)            -           -          (323)
   Purchase of restricted securities                           -            -       (19,998)            -           -       (19,998)
   Proceeds from maturity of restricted securities             -            -        59,994             -           -        59,994

                                                     ------------- ------------  -------------  ------------- ---------- ----------

       NET CASH USED IN INVESTING ACTIVITIES             (71,626)           -       (33,191)            -           -      (104,817)
                                                     ------------- ------------  -------------  ------------- ---------- ----------

 FINANCING ACTIVITIES:

   Proceeds from the issuance of long-term debt        1,004,975       23,800             -         9,243           -     1,038,018
   Repayment of long-term debt                          (496,600)    (461,550)            -             -           -      (958,150)
   Debt issuance costs paid                               (1,182)      (1,703)            -             -           -        (2,885)
   Proceeds from the exercise of stock options                 -            -             -         1,206           -         1,206
   Cash received from (paid to) affiliates              (450,430)     439,453        10,977             -           -             -
   Cash advances from subsidiaries (to parent)                 -            -       (12,954)       12,954           -             -
                                                     ------------- ------------  -------------  -------------  ---------- ----------


       NET CASH (USED IN) PROVIDED BY FINANCING
       ACTIVITIES                                         56,763            -        (1,977)       23,403           -        78,189
                                                     ------------- ------------  -------------  -------------  ---------- ----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     38,402            -       (39,340)            -           -          (938)


 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            9,099            -        42,042             -           -        51,141

                                                     ------------- ------------  -------------  -------------  ---------- ----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD            $    47,501   $        -    $    2,702     $       -      $    -     $  50,203

                                                     ============= ============  =============  =============  ========== ==========

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Nine Months Ended February 29, 2000
                                   (CONTINUED)
                             (Amounts in thousands)

                                                                                                                        Centennial
                                                        Centennial   Centennial                Centennial             Communications
                                                       Puerto Rico    Cellular                Communications            Corp. and
                                                        Operations  Operating Co.    Non-        Corp.                 Subsidiaries
                                                           Corp.        LLC       Guarantors              Eliminations
                                                        ---------- ------------  ------------ ----------- ------------ -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   Net income (loss)                                    $  16,722  $     26,534  $     26,534 $    9,485  $   (69,790) $      9,485
                                                        ---------- ------------- ------------ ----------  ------------ -------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                            33,098             -        27,225          -            -        60,323
  Minority interest in loss of subsidiaries                     -             -           (86)         -            -           (86)
  Deferred income taxes                                         -             -        (1,220)         -            -        (1,220)
  Equity in undistributed earnings of investee companies        -             -       (11,007)         -            -       (11,007)
  Equity in undistributed earnings of subsidiaries              -       (26,534)      (16,722)   (26,534)      69,790             -
  Loss on disposition of assets                                51             -             -          -            -            51
  Noncash expenses                                          5,928             -        (7,616)     1,688            -             -
  Other                                                       664             -         4,709          -            -         5,373

  Change in assets and liabilities net of
    effects of acquisitions:
      Accounts receivable - (increase)                     (9,394)            -        (8,150)         -            -       (17,544)
      Prepaid expenses and other current
       assets -(increase)                                    (950)            -        (1,981)         -            -        (2,931)
      Accounts payable, accrued expenses and
       other current liabilities- increase (decrease)       7,163             -       (17,381)    (8,042)           -       (18,260)
      Customer deposits and prepayments -
       increase (decrease)                                    (17)            -         1,523          -            -         1,506

                                                        ----------- ------------ ------------ ----------  -----------  -------------
      Total adjustments                                    36,543       (26,534)      (30,706)   (32,888)      69,790        16,205
                                                        ----------- ------------ ------------ ----------  -----------  -------------

Net cash provided by (used in) operating activities     $  53,265   $         -  $     (4,172)$  (23,403) $         -  $     25,690
                                                        =========== ============ ============ ==========  ===========  =============


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

Results of Operations (Amounts in thousands, except subscriber and share data)

Overview

The Company's results for the three months ended February 29, 2000 reflect strong growth in the subscriber base in the Company's Domestic Operations. The Company's wireless subscribers at February 29, 2000 were 585,500 as compared to 426,700 at February 28, 1999, an increase of 37%. The Company reported a net loss of $3,243 during the three months ended February 29, 2000, as compared to a net loss of $93,606 during the three months ended February 28, 1999. The Company reported net income of $9,485 during the nine months ended February 29, 2000, as compared to a net loss of $87,263 during the nine months ended February 28, 1999.

Included in the results for the three and nine months ended February 29, 2000 is $2,542 of expense related to the Company's restructuring of its existing credit facility on February 29, 2000 (see Liquidity and Capital Resources). Included in the net loss for the three and nine months ended February 28, 1999 are recapitalization costs of $58,852 and an extraordinary loss on the early extinguishment of debt (net of income taxes) of $40,526. The Company reported a loss per common share of $(0.03) during the three months ended February 29, 2000, as compared to a loss per common share of $(0.83) for the three months ended February 28, 1999. Earnings per common share, basic and diluted, for the nine months ended February 29, 2000 was $0.10 per diluted share, as compared to a loss per common share of $(0.71) for the nine months ended February 28, 1999. The table below summarizes results of operations for each period:


                                     Three Months Ended         %           Nine Months Ended         %
                                   2/29/00      2/28/99      Change       2/29/00      2/28/99     Change
                                 ----------   ----------     ------     ----------    ----------   ------
Adjusted EBITDA (1)              $   53,347   $   48,778        9%       $  171,299   $  130,348      31%
Operating income (loss)          $   31,663   $  (43,233)      N/A       $  110,976   $  (26,206)     N/A
Net income (loss)                $   (3,243)  $  (93,606)      97%       $    9,485   $  (87,263)     N/A
(Loss) Earnings per
     common share-
     Basic and Diluted              $(0.03)      $(0.83)       N/A            $0.10     $(0.71)       N/A


(1) Earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets, recapitalization costs and other non-recurring charges ("Adjusted EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Domestic Operations

Revenue
                              Three Months Ended       %            Nine Months Ended        %
                             2/29/00      2/28/99    Change       2/29/00      2/28/99     Change
                           -----------  ----------   -------    -----------  -----------   ------
Service revenue            $    72,185  $   60,876      19%      $  212,077   $  171,787     23%
Equipment sales                  4,195       1,268     231%          11,050        3,193    246%
                           -----------  ----------               ----------   ----------
Total revenue              $    76,380  $   62,144      23%      $  223,127   $  174,980     28%
                           ===========  ==========               ==========   ==========

Total Domestic service revenue, excluding roaming usage, increased $5,733 or 15% to $44,892 in the third quarter and increased $15,981 or 14% to $128,172 for the nine months ended February 29, 2000, as compared to the same periods in fiscal 1999. These increases were primarily due to a revenue increase, generated by new subscribers, of $12,345 and $32,326, for the three and nine months ended February 29, 2000, respectively, partially offset by a decrease in retail revenue per subscriber, which, in the aggregate, accounted for a decrease of $6,612 and $16,345 in revenue for the same periods. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans. Revenue from domestic roaming usage increased to $27,293 or 26% over roamer revenues of $21,717 for the three months ended February 28, 1999, and increased to $83,905 or 41% over roamer revenues of $59,596 for the nine months ended February 28, 1999. These increases were primarily due to an increase in roaming revenue, generated by increased usage, of $13,550 and $44,351, for the three and nine months ended February 29, 2000, respectively, partially offset by a reduction in roaming rates per minute of $7,974 and $20,042 for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current year and the introduction of digital phones, which sell at a higher price than analog phones.

Domestic had approximately 416,500 and 309,300 subscribers at February 29, 2000 and February 28, 1999, respectively. Increases from new activations of 196,900 were offset by subscriber cancellations of 95,800. Included in the number of subscribers as of February 29, 2000 are approximately 6,100 subscribers acquired in the Allegan, MI MSA acquisition. The cancellations experienced by the Domestic Operations are primarily the result of competitive factors and non-payment.

Domestic revenue per subscriber per month, based upon an average number of subscribers, was $64 and $68 for the three and nine months ended February 29, 2000, respectively, as compared to $68 and $69 for the three months and nine months ended February 28, 1999, respectively. Domestic revenue per subscriber has been impacted, and the Company expects will continue to be impacted, by competition and lower reciprocal per minute roaming rates with other wireless carriers.


Costs and expenses
                                          Three Months Ended       %            Nine Months Ended        %
                                         2/29/00      2/28/99    Change        2/29/00    2/28/99      Change
                                       ----------   ----------   ------      ----------  ----------    ------
Cost of equipment sold                 $   9,621   $    5,455      76%       $   21,919  $   13,658      60%
Cost of services                       $   8,928   $    6,471      38%       $   23,920  $   18,961      26%
Sales and marketing                    $  13,700   $    8,614      59%       $   35,659  $   22,304      60%
General and administrative             $  10,993   $   10,350       6%       $   31,605  $   28,537      11%

Adjusted EBITDA                        $  33,138   $   31,254       6%       $  110,024  $   91,520      20%
Recapitalization costs                         -       55,995    (100%)               -      55,995    (100%)
Depreciation and amortization              9,430       20,886     (55%)          25,791      62,385     (59%)
                                       ---------   ----------                ----------  ----------
Operating income                       $  23,708   $  (45,627)     N/A       $   84,233  $  (26,860)     N/A
                                       =========   ==========                ==========  ==========


Cost of equipment sold increased during the three and nine months ended February 29, 2000, primarily due to an increase in the number of telephone units sold and higher costs associated with digital phones.

Cost of services increased during the three and nine months ended February 29, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Domestic network.

Sales and marketing expenses increased during the three and nine months ended February 29, 2000, primarily due to the increase in gross subscriber additions of 73,900 and 164,600 for the three and nine months ended February 29, 2000, respectively, from 32,300 and 61,900 in the comparable periods in fiscal 1999.

General and administrative expenses increased during the three and nine months ended February 29, 2000, primarily due to increased costs to support the expanding subscriber base.

Adjusted EBITDA for the Domestic Operations for the three and nine months ended February 29, 2000 was $33,138 and $110,024, respectively, an increase of $1,884 or 6% and $18,504 or 20% over the three and nine months ended February 28, 1999, respectively.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its Domestic Operations continues.

Depreciation and amortization for the three and nine months ended February 29, 2000 was $9,430 and $25,791, respectively, a decrease of $11,456 or 55% and $36,594 or 59% over the three and nine months ended February 28, 1999, respectively. The decrease was the result of the effect of the Company prospectively changing the amortization period for its cellular telephone licenses and the difference between the cost of its equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. The Company changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $10,602 and

$33,920 for the three and nine months ended February 29, 2000, respectively. The effect of this change in amortization periods (net of the related tax effect) was to decrease loss per share-basic and diluted by $0.09 for the three months ended February 29, 2000, and to increase earnings per share-basic and diluted by $0.29 for the nine months ended February 29, 2000. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

Operating income for the three and nine months ended February 29, 2000 was $23,708 and $84,233, respectively, an increase of $69,335 and $111,093 from the operating loss of $45,627 and $26,860 for the three and nine months ended February 28, 1999, respectively.

Puerto Rico Operations


Revenue

                             Three Months Ended       %                 Nine Months Ended     %
                             2/29/00     2/28/99    Change          2/29/00      2/28/99    Change
                           ----------  ----------   ------        ----------   ----------   ------
Service revenue            $   49,451  $   34,661    43%          $  141,089   $  85,422      65%
Equipment sales                 1,790       1,188    51%               4,207       2,189      92%
                           ----------  ----------                 ----------   ---------
Total revenue              $   51,241  $   35,849    43%          $  145,296   $  87,611      66%
                           ==========  ==========                 ==========   =========


Total PCS Wireless service revenue increased $9,972, or 34% and $40,073 or 54% for the three and nine months ended February 29, 2000, respectively, to $39,548 and $113,978 for the same periods. These increases reflect PCS Wireless subscriber growth, resulting in an increase in revenues of $15,579 and $47,853 for the three and nine months ended February 29, 2000, respectively, partially offset by lower subscriber pricing, which, in the aggregate, accounted for a decrease of $5,607 and $7,780 for the same periods. Total Wireline revenue increased by $4,818 and $15,594 to $9,903 and $27,112 for the three and nine months ended February 29, 2000, respectively.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to increased phone sales to pre-paid customers during the current year.

PCS Wireless subscribers at February 29, 2000 were approximately 169,000, an increase of 44% from the 117,400 subscribers at February 28, 1999. Increases from new activations of 116,300 were offset by subscriber cancellations of 53,200. The cancellations experienced by the Puerto Rico Operations are primarily the result of competitive factors and non-payment.

PCS Wireless revenue per subscriber per month, based upon an average number of subscribers, was $84 and $86 for the three and nine months ended February 29, 2000, respectively, as compared to $95 and $91 for the three months and nine months ended February 28, 1999, respectively. PCS Wireless revenue per subscriber has been impacted, and the Company expects will continue to be impacted, by competition.

Costs and expenses
                                          Three Months Ended       %             Nine Months Ended        %
                                         2/29/00      2/28/99    Change         2/29/00      2/28/99    Change
                                       ----------   ----------   ------       ----------   ----------   ------
Cost of equipment sold                 $      963   $    1,305    (26%)       $    3,629   $    2,564     42%
Cost of services                       $    7,063   $    5,966     18%        $   22,487   $   15,600     44%
Sales and marketing                    $    7,437   $    5,829     28%        $   22,476   $   16,027     40%
General and administrative             $   15,569   $    5,225    198%        $   35,429   $   14,592    143%

Adjusted EBITDA                        $   20,209   $   17,524     15%        $   61,275   $   38,828     58%
Recapitalization costs                          -        2,857   (100%)                -        2,857   (100%)
Depreciation and amortization              12,254       12,273     (0%)           34,532       35,317     (2%)
                                       ----------   ----------                ----------   ----------
Operating income                       $    7,955   $    2,394    232%        $   26,743   $      654   3,989%
                                       ==========   ==========                ==========   ==========


Cost of equipment sold increased during the nine months ended February 29, 2000, primarily due to an increase in sales of handsets to new prepaid subscribers and increased sales of accessories.

Cost of services increased during the three and nine months ended February 29, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Puerto Rico Operation's network.

Sales and marketing expenses increased during the three and nine months ended February 29, 2000, primarily due to the increase in gross subscriber additions as well as the hiring of additional sales force.

General and administrative expenses increased during the three and nine months ended February 29, 2000, primarily due to increases in reserves for Internet Service Provider revenue ("ISP") related to a dispute with the Puerto Rico Telephone Company ("PRTC") over amounts owed by PRTC for ISP traffic that terminated on Centennial's network (see "Reciprocal Compensation"). Pending a resolution of this matter, the Company has increased its reserve for bad debt. Additionally, the Puerto Rico Operations incurred approximately $2,542 of expenses related to the Company's restructuring of its existing credit facility on February 29, 2000.

Adjusted EBITDA for the Puerto Rico Operations for the three and nine months ended February 29, 2000 was $20,209 and $61,275, respectively, an increase of $2,685 or 15% and $22,447 or 58% over the three and nine months ended February 28, 1999, respectively.

The Company anticipates continued increases in the cost of services, sales and marketing and general and administrative expenses as the growth of its Puerto Rico Operations continues. In addition, the Company expects that its participation in the Puerto Rico wireline business will contribute to a continued increase in the level of expenses.

Depreciation and amortization for the three and nine months ended February 29, 2000 was $12,254 and $34,532, respectively, a decrease of $19 or less than 1% and $785 or 2% over the three and nine months ended February 28, 1999, respectively. These decreases result from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2000 and 1999 in connection with the development and network expansion of the Puerto Rico Operation's wireless telephone systems and the purchase of PCS phones.

Operating income for the three and nine months ended February 29, 2000 was $7,955 and $26,743, respectively, an increase of $5,561 and $26,089 from the operating income of $2,394 and $654 for the three and nine months ended February 28, 1999.

Consolidated

Other non-operating expenses

The gain on disposition of assets during the three and nine months ended February 28, 1999 is primarily the result of the Company's sale of its investment interest in the wireless telephone system serving the Coconino, Arizona RSA.

Net interest expense was $37,918 and $110,347 for the three and nine months ended February 29, 2000, respectively, an increase of $11,305 or 42% and $61,794 or 127% from the three and nine months ended February 28, 1999. Gross interest costs for the three and nine months ended February 29, 2000 were $38,473 and $113,322, respectively as compared to $28,342 and $51,179 for the three and nine months ended February 28, 1999. The increases in interest expense reflect an increase in total debt of $81,993 from February 28, 1999.

The increase in long-term debt is the result of additional borrowings for capital expenditures related to the expansion of the Puerto Rico Operation's PCS network infrastructure, the expansion of the wireline network and the purchase of PCS telephones, as well as completed acquisitions. The average debt outstanding during the three and nine months ended February 29, 2000 was $1,486,616 and $1,478,556, respectively, increases of $423,602 and $790,643 as compared to the average debt level of $1,063,014 and $687,913 during the three and nine months ended February 28, 1999, respectively. The Company's weighted average interest rate decreased to 10.4% for the three months ended February 29, 2000 from 10.7% for the three months ended February 28, 1999. The Company's weighted average interest rate increased to 10.2% for the nine months ended February 29, 2000 from 9.9% for the nine months ended February 28, 1999.

After loss attributable to minority interests in subsidiaries for the three months ended February 29, 2000, pretax loss was $2,613, as compared to a pretax loss of $69,030 for the three months ended February 28, 1999. After loss attributable to minority interests in subsidiaries for the nine months ended February 29, 2000, pretax income was $11,671, as compared to a pretax loss of $56,851 for the nine months ended February 28, 1999. The income tax expense was $630 and $2,186 for the three and nine months ended February 29, 2000, respectively, as compared to an income tax benefit of $15,950 and $10,114 for the three and nine months ended February 28, 1999. The Company had a $40,526 extraordinary loss on the early extinguishment of debt, net of income taxes of $11,251, for the three and nine months ended February 28, 1999.

These factors resulted in a net loss of $3,243 for the three months ended February 29, 2000, which represents a decrease of $90,363 from the net loss for the three months ended February 28, 1999. Additionally, these factors resulted in net income of $9,485 for the nine months ended February 29, 2000, which represents an increase of $96,748 from the net loss for the nine months ended February 28, 1999.

Reciprocal compensation

On April 1, 1999, the Company filed a tariff with the Federal Communications Commission ("FCC") establishing a rate payable to the Company for delivering jurisdictionally interstate traffic to Internet Service Providers ("ISPs") served by the Company from subscribers of the Puerto Rico Telephone Company ("PRTC"). The Company subsequently invoiced PRTC under the terms of the tariff. PRTC disputed the invoices and on November 2, 1999, pursuant to FCC rules, indicated that it intended to challenge the lawfulness of the Company's tariff. On February 1, 2000, PRTC did so.

The Company has responded to PRTC's complaint and has vigorously defended the validity of its tariff. On April 6, 2000, the Company and PRTC entered into a letter of intent to settle their dispute regarding compensation for ISP-bound traffic. The parties are currently negotiating the terms of a definitive settlement incorporating the terms of the settlement. This agreement will be submitted to the FCC for its approval. The Company cannot specifically predict when the FCC will approve the settlement now under negotiation, but expects that this matter will be resolved in the fiscal quarter ending May 31, 2000.

Liquidity and Capital Resources

On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is now equally available to both the borrowers.

For the nine months ended February 29, 2000, earnings exceeded fixed charges by $10,448. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $60,323 relating to depreciation and amortization.

As of February 29, 2000, the Company had $355,330 of property, plant and equipment (net) placed in service. During the nine months ended February 29, 2000, the Company made capital expenditures of $107,893, to continue the expansion of its Puerto Rico systems and its Domestic systems to expand the coverage areas of existing properties and to upgrade its cell sites and call switching equipment. Capital expenditures for the Puerto Rico Operations were $70,402 for the nine months ended February 29, 2000, representing 65% of the Company's total capital expenditures. The Puerto Rico Operation's capital expenditures included $50,292 to add capacity and services and to continue the expansion of the Company's PCS network infrastructure and $20,110 to purchase telephone units which remain the property of the Company while in use by subscribers. The Company's future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of its wireless telephone systems. Through the remainder of fiscal year 2000, the Company anticipates capital expenditures in its Domestic systems of approximately $5,000. The Company currently estimates that the cost to continue the expansion of its Puerto Rico network infrastructure and purchase telephone units through fiscal 2000 year-end will be approximately $24,600. Additionally, the Company estimates the initial cost of the buildout of its operations in the Dominican Republic will be approximately $56,000. Amounts required to finance the Company's capital expenditures are expected to come primarily from cash flow generated from operations with the remainder coming from borrowings under the Company's existing revolving credit facility. The Company may seek various sources of external financing including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company.

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

The following table sets forth (in thousands), for the periods indicated, the Company's net cash provided by operating activities before interest payments (net cash provided), the Company's principal uses of such cash and the cash (required from) available for financing and investing activities:

                                                                             Nine Months Ended
                                                                             -----------------
                                                               February 29,                 February 28,
                                                                  2000                         1999
                                                               -----------                  -----------
                                                                      % of net                      % of net
                                                                        cash                          cash
                                                             Amount    provided           Amount    provided
                                                             ------    --------           ------    --------

Net cash provided by operating activities                 $  25,690       16%           $  98,654       74%
Interest paid                                               133,058       84%              35,045       26%
                                                          ---------     -----           ---------     -----
Net cash provided                                         $ 158,748      100%           $ 133,699      100%
                                                          =========     =====           =========     =====
Principal uses of cash
Interest paid                                             $ 133,058       84%           $  35,045       26%
Property, plant & equipment                                 107,893       68%              69,819       52%
                                                          ---------     -----           ---------     -----
Total                                                     $ 240,951      152%           $ 104,864       78%
                                                          =========     =====           =========     =====
Cash (required from)  available for other
     financing and investing activities                   $ (82,203)     (52)%          $  28,835       22%
                                                          =========     =====           =========     =====


Net cash provided by operating activities for the nine months ended February 29, 2000 was not sufficient to fund the Company's expenditures for property, plant and equipment of $107,893.

The following table sets forth the primary cash flows provided by (used in) other financing and investing activities for the periods indicated:

                                                                   Nine Months Ended
                                                                   -----------------
                                                         February 29,              February 28,
                                                             2000                      1999
                                                         -----------               -----------
Proceeds from disposition of assets                     $        352              $        466
Proceeds from issuance of class A common stock                     -                   427,394
Proceeds from the exercise of stock options                    1,206                         -
Proceeds from issuance of long-term debt                   1,038,018                 1,481,500
Proceeds from maturity of restricted securities               59,994                         -
Disposition of equity investment                                   -                    13,500
Distributions received from equity investments-net             9,871                     9,791
                                                        ------------              ------------
Cash available                                             1,109,441                 1,932,651
                                                        ------------              ------------

Acquisition of other assets                                        -                    (2,200)
Acquisition of minority partnership interests                   (323)                        -
Repayment of long-term debt                                 (958,150)                 (528,518)
Debt issuance costs paid                                      (2,885)                  (61,118)
Redemption of preferred stock                                      -                  (128,154)
Acquisition of equity investment                                   -                    (3,000)
Purchase of common stock in conjunction
      with recapitalization                                        -                (1,052,436)
Recapitalization costs paid                                        -                   (46,500)
Early extinguishment of debt                                       -                   (44,634)
Purchase of restricted securities                            (19,998)                  (57,501)
Dividends paid                                                     -                   (18,131)
Acquisition, net of cash acquired                            (46,820)                        -
                                                        ------------               -----------
Cash available (needed) for operations and capital
     expenditures                                       $     81,265               $    (9,541)
                                                        ============               ===========


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

In November 1999, the Company acquired a wireless telephone system serving the Allegan, Michigan RSA. The Allegan market represents approximately 100,000 net pops. The total purchase price was approximately $35,000 in cash and stock, subject to adjustment.

In December 1999, the Company entered into a definitive agreement to acquire the wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 100,000 net pops. The Company completed this acquisition on April 7, 2000. The purchase price was approximately $25,000, subject to adjustment.

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

In January 2000, the Company acquired a 70% interest in All America Cables & Radio, Inc. ("AACR") in the Dominican Republic. A local partner holds the remaining 30% interest. AACR is an international long distance provider that also holds a 30MHz PCS license, a Local Multipoint Distribution System ("LMDS") license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately 8.9 million net pops. The purchase price was $25,000, subject to adjustment, of which $14,000 has been paid to date and the $11,000 will be paid upon completion of due diligence. In the event that the Company is not satisfied with the results of the due diligence, the Company is not obligated to pay the remaining $11,000. In such event, the Company would not own AACR's long distance and undersea cable businesses, but would continue to own the PCS license, the LMDS license and the certificate to provide a broad range of telecommunications services in the Dominican Republic.

Stock Split

On December 28, 1999, the Company announced that the Board of Directors declared a three-for-one stock split of all outstanding shares of class A common stock. The shares were distributed on or about January 20, 2000 to all holders of record on January 10, 2000.

New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). This SAB sets forth certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans to adopt SAB No. 101 effective June 1, 2000. Although the Company has not yet determined the impact of the adoption on its results of operations and financial position, the Company expects that this change will not effect cash flows, but could cause the Company to recognize service initiation revenues over a longer period. The Company currently recognizes these revenues in the period when service is initiated.

The Financial Accounting Standards Board issued Statement of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on future results of operations or financial condition.

Subsequent Event

On March 21, 2000, the Company announced that it planned on offering $250,000 of Senior Subordinated Notes due 2008 in a private placement transaction pursuant to Rule 144A. Due to current market conditions, the Company has indefinitely postponed such offering.

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

Taking into account the  foregoing,  the following  are  identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company: the Company's historical net losses and stockholders' equity (deficit); the Company's substantial debt obligations; the capital intensity of the wireless telephone business and the Company's debt structure; the competitive nature of the wireless telephone and other communications services industries; price declines in roaming rates; regulation; changes and developments in technology; subscriber cancellations; restrictive covenants and consequences of default contained in the Company's financing arrangements; control by certain of the Company's stockholders and anti-takeover provisions; the Company's opportunities for growth through acquisitions and investments and the Company's ability to manage this growth; local operating hazards and economic conditions in the areas in which the Company operates; the Company's ability to manage and monitor billing; refinancing and interest rate exposure risks; potential for changes in accounting standards; capital calls associated with the Company's Investment Interests; and possible health effects of radio frequency transmission. A more detailed discussion of certain of the foregoing factors can be found in the Company's Annual Report on Form 10-K for the Fiscal Year ended May 31, 1999 under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in
Item 7 of such Form 10-K. Other factors may be detailed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of February 29, 2000 (based on information provided by one of the Company's lending institutions):

Amounts in thousands:

                                                     Year ended
                                February    February    February   February   February
                                   28,         28,         28,       29,         28,   There-after                  Fair
                                  2001        2002        2003      2004        2005                    Total       value
                              -----------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                           -    $  1,388          -          -           -   $539,587    $  540,975   $  555,035
  Average interest rate                -       8.88%          -          -           -     10.51%        10.51%            -
  Variable rate                 $  5,500    $ 16,750   $ 56,125   $ 78,625    $101,125   $746,250    $1,004,375   $1,004,375
  Average interest rate (1)        6.76%       7.40%      7.48%      7.52%       7.52%      7.58%         7.55%            -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount               $350,000    $350,000   $150,000          -           -          -             -   $   12,676
  Average pay rate                 5.40%       5.40%      5.38%          -           -          -             -            -
  Average receive rate             6.76%       7.40%      7.48%          -           -          -             -            -
Interest rate collar:
  Notional amount               $100,000    $100,000   $100,000   $100,000           -          -             -   $    2,190
  Cap                              7.00%       7.00%      7.00%      7.00%           -          -             -            -
  Floor                            4.45%       4.45%      4.45%      4.45%           -          -             -            -

(1) Represents the average interest rate before applicable margin

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Other than as described under "Reciprocal Compensation", there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  Changes in Securities and Use of Proceeds

          On December 28, 1999, the Company announced that the Board of Directors declared a three-for-one stock split of all outstanding shares of class A common stock. The shares were distributed on or about January 20, 2000 to all holders of record on January 10, 2000. In connection with the stock split, the holders of in excess of majority of the outstanding shares of common stock approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150,000,000.

ITEM 3.  Defaults Upon Senior Securities

                  None

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Report on Form 8-K

          Each exhibit identified below is filed as a part of this report.

a)     Exhibits

       Exhibit No.                        Description



       Exhibit 10.1 Credit  Agreement dated as of January 7, 1999 as amended and restated as of February 29, 2000 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders named therein; The Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of

                    America, N.A., as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent

      Exhibit 27    Financial data schedule (EDGAR filing document only)


b)       Reports on Form 8-K

          Form 8-K dated February 29, 2000, relating to the Company changing its name from Centennial Cellular Corp. to Centennial Communications Corp. effective at the start of trading on Tuesday February 29, 2000.

                                                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




April 11, 2000



                                                CENTENNIAL COMMUNICATIONS CORP.


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