Form 10-K
period 2000-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2000-08-29
CIK 879573

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-19603

                              -------------------

                        CENTENNIAL COMMUNICATIONS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ].

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    As of July 31, 2000, there were 94,493,661 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on The Nasdaq Stock Market on July 31, 2000 of $15.1875 per share, was $147,243,101.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   20
Item 6.   Selected Consolidated Financial Data........................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   22
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   36
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   37

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K Signatures.......................................   38

             CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Forward-looking statements can be identified by the use of words 'believe', 'expect', 'estimate', 'anticipate', 'project', 'intend', 'may', 'will', 'estimate' and similar expressions, or by discussion of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

    Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

     general economic, business, political and social conditions in the areas in which we operate;

     our substantial debt obligations;

     local operating hazards and risks in the areas in which we operate;

     the ability to attract and retain qualified personnel;

     the capital intensity of the telecommunications industry;

     the competitive nature of the telecommunications industry, including potential overbuilding by personal communications service providers;

     price declines in roaming rates;

     opportunities for growth through acquisitions and investments and our ability to manage this growth;

     governmental regulation;

     changes and developments in technology;

     subscriber cancellations;

     restrictive covenants and consequences of default contained in our financing arrangements;

     our ability to manage and monitor billing;

     safety concerns associated with using wireless telephones while operating an automobile;

     possible health effects of radio frequency transmission;

     control by certain of our stockholders and anti-takeover provisions; and

     other factors referenced in our filings with the Securities and Exchange Commission.

    Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect events, developments or circumstances after the date hereof.

                              CERTAIN DEFINITIONS

    As used in this Form 10-K, the terms 'Centennial', the 'Company', 'our' and 'we' refer to Centennial Communications Corp., a Delaware corporation, and its subsidiaries on a consolidated basis. The term 'Pops' refers to the population of a market, derived from the 1998 Kagan's Cellular Telephone Atlas or Kagan's Latin American Wireless Telecommunications 1999, and the term 'Net Pops' refers to a market's Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a leading independent provider of mobile wireless communications domestically and of mobile wireless communications and competitive local exchange services in the Caribbean. As of May 31, 2000, we had 626,800 wireless subscribers.

    Domestically, we own and operate cellular systems in eight states in three clusters located in Michigan/Indiana/Ohio, Texas/Louisiana/Mississippi and Arizona/California, representing an aggregate of approximately 6.3 million Net Pops. These clusters of small city and rural markets are adjacent to major metropolitan markets and benefit from the rapidly growing levels of traffic generated by subscribers roaming into our coverage areas. In addition, we hold minority shares representing approximately 1.2 million Net Pops in cellular operations controlled by other operators.

    Our Caribbean operations are centered in Puerto Rico (approximately 3.9 million Net Pops), where we provide wireless personal communications services ('PCS') and wireline services including switched voice, Internet and private line services over our own fiber optic and microwave network. During the past fiscal year, we acquired (i) a 70% controlling interest in All America Cables and Radio, Inc. ('AACR'), an international long distance provider in the Dominican Republic which also holds a 30 MHz PCS wireless license covering 8.9 million Pops and (ii) a 51% controlling interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHz code division multiple access ('CDMA') wireless license covering 2.6 million Pops. These Caribbean acquisitions, together with three domestic clustering acquisitions completed since May 31, 1999, expanded our total number of Net Pops from approximately
11.0 million at May 31, 1999, to approximately 18.9 million as of July 31, 2000.

    Centennial was organized in 1988. Our principal corporate office is located at 1305 Campus Parkway, Neptune, New Jersey 07753. Our telephone number is (732) 919-1000. We are relocating our corporate headquarters in the Fall of calendar year 2000. Our new address will be 3349 Route 138, Wall Township, New Jersey 07719 and our new telephone number will be (732) 556-2200.

CENTENNIAL'S OPERATIONS

DOMESTIC WIRELESS OPERATIONS

    We operate our domestic wireless telephone systems pursuant to 32 cellular licenses. Domestically, we have strategically assembled a portfolio of cellular telephone operating companies clustered in three distinct small city and rural areas. We market our cellular service under the registered name 'Centennial Wireless' using both analog and digital technology (time division multiple access or 'TDMA'.) We have upgraded approximately 90% of our domestic systems to digital technology and now offer voice and digital features (voice mail, caller ID, call waiting, conference calling and text messaging). Digital technology increases system capacity and offers other advantages over analog technology, including improved overall signal quality, longer battery life, improved call security, lower incremental costs for additional capacity and the ability to provide data transmission services. A customer achieves the benefits of digital radio channels only if he or she purchases cellular telephones that are capable of transmitting and receiving digital signals. As of May 31, 2000, 45% of our domestic customer base was digital. During the past fiscal year, we added 133 cell sites and now have 577 cell sites.

    By concentrating our cellular development in clusters contiguous to metropolitan markets, we have become an attractive roaming partner to many of the largest regional and nationwide wireless operators. In addition, through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand image within our service areas. At May 31, 2000, our domestic operations had approximately 445,300 wireless subscribers, which equates to a penetration of 7.2% in our licensed serving areas. On July 24, 2000, we signed a definitive agreement to sell our

Southwest cluster, representing 311,000 Net Pops, to Western Wireless Corporation for $202.5 million in cash. Our website at www.centennialcom.com contains information about our domestic operations.

    We attempt to acquire cellular systems adjacent to our existing markets. We focus on underdeveloped small city and rural areas that have a significant number of potential customers for wireless communications because we believe these markets offer:

     Potential Penetration Growth. Our domestic markets have relatively low wireless penetration as compared to the overall U.S. penetration rate. We believe our service areas offer significant opportunities for increases in penetration and a greater capacity for future subscriber growth than the major metropolitan markets.

     Insulation from Potential Competition. Our service areas are generally subject to less competition from other wireless providers, such as PCS, as compared to larger metropolitan service areas. Currently, the population density of these regions has inhibited the construction of extensive PCS networks.

     Above-Average Roaming Revenue. Our domestic markets are strategically located between larger metropolitan areas and contain well-traveled roadways. Customers of other wireless communications providers who enter our service areas and use their wireless phones generate high levels of roaming revenues.

    Our domestic cellular interests consist primarily of three operating clusters:

     Michiana Cluster contains approximately 3.7 million Net Pops in Michigan, Ohio and Indiana, covering portions of three major interstate highways that connect Chicago, Detroit and Indianapolis.

     East Texas/Louisiana Cluster contains approximately 2.3 million Net Pops, covering portions of interstate highway I-10, as well as sections of Texas, Louisiana and Mississippi adjacent to Houston, New Orleans, Shreveport and Baton Rouge.

     Southwest Cluster contains approximately 311,000 Net Pops, covering the Yuma, Arizona and El Centro, California markets and is bordered by Los Angeles to the northwest, San Diego to the west, Phoenix to the east and Mexicali, Mexico to the south. On July 24, 2000, we signed a definitive agreement to sell the Southwest cluster to Western Wireless Corporation for $202.5 million in cash.

CARIBBEAN WIRELESS OPERATIONS

    We operate our Puerto Rico wireless telephone system pursuant to a PCS license which also covers the U.S. Virgin Islands. In addition, we now own 70% of a 30 MHz PCS license in the Dominican Republic and 51% of a 20 MHz cellular license in Jamaica. We expect to launch wireless service in the Dominican Republic and U.S. Virgin Islands in the second and third quarter of fiscal year 2001, respectively, and expect to launch wireless service in Jamaica by the end of fiscal year 2001. Puerto Rico is strategically located as a major center of Caribbean commerce and serves as a gateway for businesses operating in Latin America and the Caribbean. We are the largest all-digital wireless carrier in Puerto Rico. At May 31, 2000, our Caribbean operations had 181,500 wireless subscribers, all in Puerto Rico. Our website at www.centennialpr.com contains information about our Caribbean operations.

    Our wireless communications services share two switches and a sophisticated 482 mile fiber optic network laid in the island of Puerto Rico with our wireline operation. The CDMA digital wireless communications services network covers most areas of Puerto Rico using its established base of 149 wireless cell sites to transmit and receive calls.

    In Puerto Rico, we offer PCS services to our customers. PCS refers to the two-way mobile communication licenses awarded by the FCC, which use digital wireless technologies. Our PCS business currently covers approximately 85% of the total population on the island of Puerto Rico and targets high volume users. We began offering PCS in December 1996. We also offer wireless local loop services in Puerto Rico. We began offering wireless local loop service to business and residential customers in August 1997. Wireless local loop services are a wireless alternative to traditional wired phone service.

We are able to leverage our existing PCS infrastructure to provide digital fixed wireless services at a low incremental cost wherever our PCS coverage already exists.

    In the Dominican Republic, we expect to launch wireless service with coverage in and around the island's capital, Santo Domingo. Similarly, in Jamaica, we expect to launch service in and around the island's capital, Kingston. Unlike the United States, the Dominican Republic bills for wireless services using 'calling party pays' (i.e. the customer only pays for outgoing phone calls and not for incoming phone calls). This system is contrary to the wireless system in the United States which charges customers both for outgoing calls as well as for incoming calls. Outside of the United States, calling party pays is the standard and is often cited as one reason why wireless penetration is higher in calling party pays countries than in the United States. It is our belief that Jamaica will in the future migrate towards a calling party pays environment as well. To capitalize on the calling party pays billing regime, we anticipate launching service in the Dominican Republic and Jamaica focussing on prepaid service. We believe this will allow us to address a larger portion of the market.

CARIBBEAN WIRELINE OPERATIONS

    In Puerto Rico, we have built a fully integrated communications provider over the past three years and are the only significant fiber-based competitive local exchange carrier ('CLEC') on the island. At May 31, 2000, we had 16,112 switched access lines and approximately 32,000 equivalent lines of dedicated circuits. We own our communications network in Puerto Rico. Our Puerto Rico wireline business provides a broad range of telephone services to commercial, Internet service provider (or ISP), carrier and government customers over our fiber optic network. We interconnect with the Puerto Rico Telephone Company ('PRTC') to send calls to, and receive calls from, PRTC customers. Our services include local and long distance switched telephone service, dedicated or private lines, toll free services, and dedicated Internet-port related services. In addition, in Puerto Rico we maintain a server that enables our customers direct dial-up access to the Internet. We allow customers to access the Internet through other Internet service providers in Puerto Rico. In August 1999, we acquired all of the assets of Integrated Systems, which allows us to offer Web page design, hosting, web casting, integration services and a variety of e-commerce design, and related services. In addition, on May 15, 2000 we entered into a definitive agreement to acquire the cable television assets of Pegasus Communications Corporation ('Pegasus') for $170 million in cash. Pegasus' cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico and pass over 170,000 homes with their 123 route miles of fiber optic and 1,268 route miles of coaxial cable. Pegasus' cable systems have over 55,000 subscribers. The transaction is subject to customary closing conditions and is expected to close in the second quarter of fiscal 2001.

    In the Dominican Republic, with the acquisition of 70% of AACR, we now offer international long distance capability. AACR provides long distance calling centers for Dominican customers and also acts as the network provider for other call center operators. AACR also accepts traffic from other carriers for termination in the Dominican Republic. AACR's license allows it to expand its wireline services to local loop, ISP and similar services.

FISCAL YEAR 2000 TRANSACTIONS AND DEVELOPMENTS

    During fiscal year 2000, we accomplished the following significant transactions:

     Integrated Systems Acquisition. In August 1999, we acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2 million and 240,000 shares of our common stock (valued at approximately $3.9 million on the closing dates). These companies provide network design and integration, systems consulting, software design development and complete Internet solutions for businesses in Puerto Rico, such as e-commerce, corporate e-mail, web site development and local area networks to Internet gateways.

     Allegan, Michigan Acquisition. On November 23, 1999, we acquired the wireless telephone system in Allegan, Michigan (Michigan RSA-8) for cash of approximately $31 million and 300,000 shares of our common stock (valued at approximately $3.7 million on the closing date).

     Allegan has a population of approximately 103,000 and is contiguous to our existing service areas in Michigan.

     Dominican Republic Acquisition. In April 2000, we acquired a 70% interest in AACR in the Dominican Republic for approximately $19.8 million in cash, subject to adjustment. AACR is an international long distance provider that also owns a 30 MHz PCS license, a Local Multipoint Distribution System, or LMDS license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately 8.9 million Pops in the Dominican Republic.

     Stock Split. On January 21, 2000, we effected a three-for-one stock split of all outstanding shares of our common stock. In connection with the stock split, we increased our authorized shares of common stock to 150,000,000 shares.

     Name Change. On February 29, 2000, we changed our name from Centennial Cellular Corp. to Centennial Communications Corp. to better reflect the integrated communications services we offer.

     Credit Agreement Amendment. On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200 million to an aggregate of $1.25 billion.

     Miami Switch Acquisition. In March 2000, we acquired an international gateway switch in Miami, Florida. With the purchase of this switch, we expect to deliver our growing outbound traffic from our Caribbean service areas much closer to its destination. We believe that there is a significant community of interest between the Puerto Rican, Dominican and Jamaican population on the East Coast of the United States and our Caribbean customers. This switch allows us to more cost effectively serve our customers in the Caribbean. In addition, we hope to attract southbound minutes for termination in Puerto Rico, the Dominican Republic, Jamaica and around the region.

     Kokomo, Indiana Acquisition. On April 7, 2000, we acquired the wireless telephone system serving Kokomo, Indiana MSA # 271 for approximately $25.6 million in cash, subject to adjustment. The Kokomo market has a population of approximately 101,000 and is contiguous with our existing service areas in Indiana.

     Jamaica Wireless License Acquisition. On May 12, 2000, we acquired 51% of Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHz CDMA license covering the island of Jamaica. Jamaica has a population of approximately 2.6 million. The purchase price was $25.5 million in cash. Paradise Wireless has changed its name to Centennial Digital Jamaica Limited.

     Pegasus Cable TV Agreement. On May 15, 2000, we entered into a definitive agreement to acquire the cable television assets of Pegasus Communications for $170 million in cash. Pegasus' cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico and pass over 170,000 homes with their 123 route miles of fiber optic and 1,268 route miles of coaxial cable. Pegasus' cable systems have over 55,000 subscribers. The transaction is subject to customary closing conditions and is expected to close in the second quarter of fiscal 2001.

POST FISCAL YEAR 2000 TRANSACTIONS AND DEVELOPMENTS

    Since the end of our fiscal year on May 31, 2000, we have entered into the following significant transactions:

     Shelf Registration Statement. On July 7, 2000 the Securities and Exchange Commission declared our universal shelf registration statement effective. The registration statement covered an aggregate of $750 million of securities (debt, common stock, preferred stock and warrants) as well as 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe and an affiliate of The Blackstone Group) and certain other Centennial stockholders.

     Lake Charles, Louisiana Acquisition. On July 14, 2000, we acquired the remaining 74.9% of Lake Charles, Louisiana MSA # 197 that we did not already own for approximately $42 million, subject to adjustment. The Lake Charles market has a population of approximately 180,000 and connects our existing Louisiana and Texas service areas.

     Jamaican ISP Acquisition. On July 18, 2000, we acquired a 60% interest in Infochannel Limited, a leading Internet service provider on the island of Jamaica with over 6,000 subscribers.

     Agreement to Sell Southwest Cluster. On July 24, 2000, we entered into a definitive agreement to sell our Southwest cluster to Western Wireless Corporation for $202.5 million. Our Southwest cluster consists of RSAs in and around Yuma, Arizona (Arizona RSA-4) and El Centro, California (California RSA-7) representing 311,000 Net Pops and over 22,000 cellular subscribers. Our Southwest cluster also contains paging and specialized mobile radio operations ('SMR'). We intend to invest the proceeds from this transaction in our larger clusters in the Midwest, Southeast and the Caribbean. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close by the end of the calendar year 2000.

JANUARY 1999 RECAPITALIZATION

    On January 7, 1999, Centennial merged with CCW Acquisition Corp., a new Delaware corporation organized by Welsh, Carson, Anderson & Stowe VIII, L.P. As a result of the merger, a new group of equity investors acquired a 92.9% ownership interest in Centennial. The remaining 7.1% interest was owned by public stockholders. In connection with the merger, we entered into a $1.05 billion senior term loan and revolving credit facility, issued $370 million of senior subordinated notes and issued $180 million subordinated notes (mezzanine debt) to an affiliate of Welsh, Carson, Anderson & Stowe VIII, L.P. The merger was accounted for as a recapitalization in which the historical basis of our assets and liabilities was not affected and no new goodwill related to the merger was created.

COMPETITIVE STRENGTHS

    Well Positioned to Grow in the Caribbean. The Caribbean region is experiencing rapid economic growth. According to the Economist Intelligence Unit's 1999-2000 Report, Puerto Rico, the Dominican Republic and Jamaica have the first, third and fourth largest gross domestic products, respectively, in the Caribbean region. In addition, according to the Central Bank of the Dominican Republic, gross domestic product in the Dominican Republic grew 8.3% in 1999, making it one of the fastest growing economies in the Caribbean We believe that there is substantial unfulfilled demand for both wireless and wireline telecommunications services in these markets. Current market penetration for wireless services is approximately 21.6% in Puerto Rico and 3.6% in the Dominican Republic, compared to approximately 31.5% for existing wireless providers in the United States, according to estimates from Kagan World Cellular Census and the Cellular Telecommunications Industry Association ('CTIA'). We believe we are well positioned to address a substantial portion of the communications market in the Caribbean. We expect that we will be the only wireless provider serving these three islands with a common network technology.

    Only Fully Integrated Competitive Communications Provider in Puerto Rico. We offer a full range of services in Puerto Rico, including PCS, wireless local exchange, fiber-based local exchange and private line, long distance and Internet services. Our 482-mile fiber backbone and two switches serve both our PCS and CLEC systems. Our 100% digital wireless system covers most of the populated areas with 149 cell sites, which has enabled us to capture high-usage customers, as demonstrated by our $85 average revenue per unit, or ARPU, in Puerto Rico for the fiscal year May 31, 2000, as compared to an industry average of $49.84 as reported by CTIA for 1999. We believe that our rapid growth reflects significant market demand by business customers for a broad range of product and service offerings, high bandwidth connectivity, prompt installation and responsive customer service.

    Limited Domestic PCS Competition. We generally compete with one to three other wireless network operators in most of our domestic markets (as compared to five or more wireless competitors in major metropolitan areas), and we expect to continue to benefit from slow growth of PCS competition in the near term. We believe that building new PCS networks in our areas is not currently economically attractive, given the relatively low population density in these areas. We anticipate that this will enable us to maintain favorable roaming traffic growth from large national cellular and PCS providers such as AT&T Wireless, Verizon Wireless and SBC Communications. We expect that these companies will continue to use roaming agreements with us. Roaming revenues represented approximately 37% of our domestic revenues for the fiscal year ended May 31, 2000.

    Superior Coverage of Network and Distribution. Domestically, we have made capital expenditures of approximately $83 million (excluding acquisitions of licenses) during the last two fiscal years to add 214 cell sites and incorporate TDMA digital transmission capabilities to our domestic operations. These investments enable us to offer a full digital feature set, including voicemail, caller ID, call waiting, conference calling and text messaging. To complement our wireless infrastructure, we have developed a significant sales and distribution network, including a strong retail presence of approximately 217 company-owned stores and kiosks. Independent agents accounted for only 19%% of our new customer activations during the past year.

GROWTH STRATEGY

    Leverage Puerto Rico Operating Experience to Become the Premier Integrated Carrier in the Caribbean. We believe we have become a successful operator in Puerto Rico in a very short time period. We commenced commercial operations in Puerto Rico in December 1996, achieved positive EBITDA in September 1997, and generated EBITDA of approximately $86 million during the fiscal year ended
May 31, 2000. We believe the Dominican Republic and Jamaica markets offer an opportunity similar to that of Puerto Rico. We believe there is a strong demand in the Dominican Republic and Jamaica for an integrated provider of bundled wireless and wireline communications services. We intend to leverage our operating experience and installed switching infrastructure in Puerto Rico to rapidly develop wireless and local exchange services in the Dominican Republic and Jamaica. We plan to use AACR's undersea cable capacity, microwave path and other assets and to invest approximately $125 million over the next three years to build a new wireless network in the Dominican Republic based on CDMA technology. In Jamaica, we intend to build out our 20 MHz CDMA license through vendor financing and investments of approximately $100 million over the next three years. Furthermore, we believe that being the only operator on all three islands will offer a clear advantage over other operators in the region due to operating synergies.

    Broaden Our Portfolio of Residential Services and Our Business Customer Base in Puerto Rico. We intend to launch our residential wireline service bundled with Internet access provided by our existing wireless network. Upon completion of the Pegasus cable television system acquisition (which we expect to occur in the second quarter of fiscal 2001), we intend to upgrade the cable system and will bundle a cable television offering with high-speed internet access. We intend to build our business customer base by continuing to offer a broad array of communications services, including switched and dedicated access, high speed Internet and Internet consulting services, ATM, frame relay, toll and toll-free services. In our marketing efforts, we will continue to focus on attracting high volume users. We believe that our sophisticated fiber optic and microwave network gives us a competitive advantage, as we are the only competitive provider with a significant network in Puerto Rico.

    Continue to Grow Our Subscriber Base in Domestic Market Clusters. We believe that our domestic clusters are in the early stages of their wireless growth cycles and afford significant growth potential, as the penetration levels in these regions approach those of the more mature metropolitan cellular markets. By operating our cellular systems in discrete geographic clusters, we are able to offer several benefits that we believe will help increase penetration, including (1) offering subscribers a larger regional calling area with more areas of uninterrupted service, (2) promoting attractive regional calling plans and (3) capturing more of our subscribers' total minutes of airtime on our network.

    Become the Roaming Partner of Choice for Major Domestic Cellular and PCS Carriers. While the advent of 'one rate' service plans with no additional charge for roaming has substantially increased the pace of subscriber growth, it has also focused carriers on controlling their rising roaming expense. Several major carriers, including AT&T Wireless, are implementing technology that allows them to choose their roaming provider in any given area on a real time basis. We will continue to be aggressive in pricing our roaming rates to encourage major wireless carriers to choose us as their roaming partner, as well as to discourage them from building out PCS networks in our service areas. Over the fiscal year ended May 31, 2000, our total roaming revenue has increased even as we have lowered our per-minute roaming rates.

    Pursue Selective Acquisitions. We will continue to employ our domestic strategy of selected acquisitions of small to mid-sized Metropolitan Statistical Area's ('MSAs') and Rural Service Areas ('RSAs'), or potentially larger MSAs located in contiguous markets. In the Caribbean area, our strategy is similar as we continue to look for acquisitions that complement and leverage our existing operations, infrastructure and experience in Puerto Rico.

WIRELESS TELEPHONE MARKETS AND INTERESTS

    We focus on acquiring controlling ownership interests in wireless telephone systems serving markets contiguous or proximate to our current markets. Our strategy of clustering our wireless telephone operations enables us to achieve operating and cost efficiencies, as well as joint advertising and marketing benefits. Clustering also allows us to offer our subscribers wider home calling areas and more areas of uninterrupted service as they travel through an area or state. In addition to expanding our existing clusters, we may seek to acquire interests in wireless telephone systems in other geographic areas. We may pursue other communications businesses related to our wireless telephone and other mobile service operations, as well as other communications businesses we determine to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities or a combination thereof.

    The chart below sets forth certain information about our domestic wireless telephone systems, our Caribbean wireless telephone systems and our investment interests as of July 31, 2000. Those domestic wireless telephone systems and the investment interests which are in MSAs are asterisked; the remainder are in RSAs.

                          MARKETS                            OWNERSHIP      POPS       NET POPS
                          -------                            ---------      ----       --------
DOMESTIC WIRELESS TELEPHONE SYSTEMS
MICHIANA CLUSTER
    Kalamazoo, MI*.........................................    100.0%       314,000      314,000
    Cass, MI...............................................    100.0%       301,000      301,000
    Newaygo, MI............................................    100.0%       248,000      248,000
    Battle Creek, MI*......................................    100.0%       200,000      200,000
    Benton Harbor, MI*.....................................    100.0%       163,000      163,000
    Jackson, MI*...........................................    100.0%       158,000      158,000
    Roscommon, MI..........................................    100.0%       141,000      141,000
    Allegan, MI............................................    100.0%       103,000      103,000
                                                                         ----------   ----------
        System Subtotal....................................               1,628,000    1,628,000
                                                                         ----------   ----------
    South Bend, IN *.......................................    100.0%       312,000      312,000
    Richmond, IN...........................................    100.0%       224,000      224,000
    Newton, IN.............................................    100.0%       216,000      216,000
    Elkhart-Goshen, IN*....................................     91.7%       175,000      161,000
    Williams, OH...........................................    100.0%       128,000      128,000
                                                                         ----------   ----------
        System Subtotal....................................               1,055,000    1,041,000
                                                                         ----------   ----------
    Fort Wayne, IN*........................................    100.0%       444,000      444,000
    Miami, IN..............................................    100.0%       179,000      179,000
    Kosciusko, IN..........................................    100.0%       181,000      181,000
    Huntington, IN.........................................    100.0%       146,000      146,000
    Kokomo, IN*............................................    100.0%       101,000      101,000
                                                                         ----------   ----------
        System Subtotal....................................               1,051,000    1,051,000
                                                                         ----------   ----------
        Cluster Subtotal...................................               3,734,000    3,720,000
                                                                         ----------   ----------
EAST TEXAS/LOUISIANA CLUSTER
    Beauregard, LA.........................................    100.0%       391,000      391,000
    Beaumont-Port Arthur, TX*                                  100.0%       375,000      375,000

                                                  (table continued on next page)

(table continued from previous page)

                          MARKETS                            OWNERSHIP      POPS       NET POPS
                          -------                            ---------      ----       --------
    Lafayette, LA*.........................................     94.5%       237,000      224,000
    West Feliciana, LA.....................................    100.0%       186,000      186,000
    Claiborne, MS..........................................    100.0%       157,000      157,000
    Alexandria, LA*........................................    100.0%       143,000      143,000
    Iberville, LA..........................................    100.0%       182,000      182,000
    DeSoto, LA.............................................    100.0%       149,000      149,000
    Copiah, MS.............................................    100.0%       124,000      124,000
    Bastrop, LA............................................    100.0%       117,000      117,000
    Caldwell, LA...........................................    100.0%        77,000       77,000
    Lake Charles, LA*......................................    100.0%       180,000      180,000
                                                                         ----------   ----------
        Cluster Subtotal...................................               2,318,000    2,305,000
                                                                         ----------   ----------
SOUTHWESTERN CLUSTER
    Yuma, AZ...............................................    100.0%       162,000      162,000
    El Centro, CA..........................................    100.0%       149,000      149,000
                                                                         ----------   ----------
        Cluster Subtotal...................................                 311,000      311,000
                                                                         ----------   ----------
Total Domestic Wireless Telephone Systems..................               6,363,000    6,336,000
                                                                         ----------   ----------
                                                                         ----------   ----------
CARIBBEAN WIRELESS TELEPHONE SYSTEMS
    Puerto Rico Wireless Telephone System..................    100.0%     3,914,000    3,914,000
    Dominican Republic Wireless Telephone System...........     70.0%     8,900,000    6,200,000
    Jamaica Wireless Telephone System......................     51.0%     2,600,000    1,326,000
                                                                         ----------   ----------
Total Caribbean Wireless Telephone Systems.................              15,414,000   11,440,000
                                                                         ----------   ----------
                                                                         ----------   ----------
INVESTMENT INTERESTS
SACRAMENTO VALLEY CLUSTER..................................     23.5%
    Sacramento, CA*........................................               1,528,000      358,000
    Stockton, CA*..........................................                 556,000      130,000
    Modesto, CA*...........................................                 438,000      103,000
    Reno, NV*..............................................                 319,000       75,000
    Chico, CA*.............................................                 207,000       49,000
    Redding, CA*...........................................                 169,000       40,000
    Yuba City, CA*.........................................                 147,000       35,000
    Tehama, CA.............................................                 103,000       24,000
    Storey, NV.............................................                 124,000       29,000
    Sierra, CA.............................................                  96,000       22,000
                                                                         ----------   ----------
        Cluster Subtotal...................................               3,687,000      865,000
                                                                         ----------   ----------
SAN FRANCISCO BAY AREA CLUSTER.............................      2.9%
    San Francisco, CA*.....................................               3,989,000      114,000
    San Jose, CA*..........................................               1,636,000       47,000
    Vallejo, CA*...........................................                 508,000       15,000
    Santa Rosa-Petaluma, CA*...............................                 442,000       13,000
    Salinas, CA*...........................................                 344,000       10,000
    Santa Cruz, CA*........................................                 246,000        7,000
                                                                         ----------   ----------
        Cluster Subtotal...................................               7,165,000      206,000
                                                                         ----------   ----------
    Lawrence, PA...........................................     14.3%       385,000       55,000
    Del Norte, CA..........................................      6.9%       216,000       15,000
    Modoc, CA..............................................     25.0%        62,000       15,000
                                                                         ----------   ----------
        Total Investment Interests.........................              11,515,000    1,156,000
                                                                         ----------   ----------
                                                                         ----------   ----------
Total Domestic Wireless Telephone Systems, Caribbean
  Wireless Telephone Systems and Investment Interests......              33,292,000   18,932,000
                                                                         ----------   ----------
                                                                         ----------   ----------

    As of May 31, 2000, our domestic and Puerto Rico wireless telephone systems had 626,800 subscribers in the markets listed above, and at the end of each of fiscal 1999, 1998, 1997 and 1996 we had 454,100, 322,200, 203,900 and 135,000
subscribers, respectively, in such markets. At May 31 2000, our pro rata share of subscribers relating to the Investment Interests was approximately 142,000.

PRODUCTS AND SERVICES

    Our principal source of revenue is providing network access and airtime minutes of use to wireless telephone subscribers. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. In Puerto Rico, we also offer fixed wireless, enhanced services (including Internet access and consulting), long distance, and, to businesses only, dedicated and switched local phone services. Both domestically and in Puerto Rico, we are currently evaluating wireless web offerings and are in the process of selecting vendors. We expect significant demand for this new service.

    We are responsible for the quality, pricing and packaging of our service for each of the domestic wireless telephone systems and the Caribbean integrated communications system. We offer several pricing plans and customers are able to choose the plan that best fits their calling needs. The plans combine different charges for monthly access, usage, custom calling features and, in some cases, varying amounts of prepaid minutes of usage.

    We offer for sale to our customers a wide variety of wireless telephones, including mobile, transportable and fully portable wireless telephones. Domestically, we generally have offered subsidies on wireless telephones in an effort to attract domestic customers. In Puerto Rico, we retain ownership of most of the telephones used by our customers, other than phones sold to prepaid customers.

ROAMING

    Domestically, we generate significant revenue from subscribers of other wireless operators when they place or receive calls while traveling in our markets. We have negotiated reciprocal agreements with our roaming partners in order to complete and invoice roamer calls and include provisions that protect each carrier against fraud. We have negotiated rates with our roaming partners to encourage long-term contracts to discourage them from building networks in our service areas. To date, our strategy has been successful, as roaming revenues have increased 36% in the fiscal year ended May 31, 2000 over the prior fiscal year, as a result of a 70% increase in minutes of use, partially offset by a 20% decrease in roaming rates. Further reductions of roaming rates are scheduled in existing contracts and are anticipated in the negotiation of new contracts. Our five largest roaming partners represented approximately 77% of our roaming revenue in fiscal 2000. We will continue to actively negotiate roaming agreements to yield increased revenues.

MARKETING

    Domestically, we market our services and products under the registered name 'Centennial Wireless.' In Puerto Rico, we market our wireless services under the name 'Centennial de Puerto Rico,' and in the Dominican Republic we intend to market our services and products under the name 'Centennial Dominicana'. Our marketing objective is to increase our customer base, increase usage and reduce subscriber cancellations. Our current marketing strategy emphasizes continued net subscriber growth and targets customers who are likely to generate higher monthly revenues. However, as a result of broader acceptance of wireless telephones and the continued decline in the cost of wireless equipment, subscribers may be drawn from an increasingly wider range of occupations and demographics. In marketing wireless telephone service, we stress the quality of our service, easy and rapid access to telephone services, competitive prices, technologically advanced features, and the local presence of our customer service representatives and technical staff. In areas where our domestic wireless phone systems are in markets adjacent or proximate to one another, we offer wider home calling areas, enabling subscribers to make calls in a larger geographic area without incurring roaming fees. In the Dominican Republic and Jamaica, we expect a higher percentage of prepaid customers and a lower revenue per customer.

    As part of our commitment to expand distribution channels domestically, we currently operate 125 retail locations, including a kiosk program in shopping malls and larger retail centers. In Puerto Rico, we operate 11 retail stores and approximately 81 kiosks. Approximately 43 of the kiosks are located in Pueblo supermarkets, which is the largest supermarket chain in Puerto Rico, pursuant to an exclusive agreement with Pueblo. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

    In our domestic operations as well as in Puerto Rico, we use both our own internal sales force and independent agents and dealers to obtain customers for telephone service. We expect our Dominican Republic sales efforts to use similar methods. As of May 31, 2000, we had an internal sales force of over 1,100. These employees are paid on a salary plus commission basis. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber's contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis, and include entities whose principal business is selling wireless telephones as well as other entities whose customers may become wireless telephone users, such as office supply stores, car stereo companies, auto parts stores, appliance stores, department stores and electronics stores.

CUSTOMER SERVICE

    We are committed to assuring consistently high quality customer service. Each of our domestic wireless telephone systems and the Puerto Rico integrated communications system has a local staff, including a manager, customer service representatives and technical engineering staff. We have established local customer support facilities in all the domestic wireless telephone systems and the Puerto Rico integrated communication system, and customers are able to report wireless telephone service problems to a local office 24 hours a day. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of the domestic wireless telephone systems and the Puerto Rico integrated communication system. Domestically, during the past fiscal year, we built a new, centralized customer service center located in Fort Wayne, Indiana. In Puerto Rico, we have one centralized customer service center located in San Juan as well as customer service support located in all of our retail stores.

INFORMATION SYSTEMS AND FRAUD CONTROL

    We operate management information systems to handle customer care, billing, network management and financial and administrative services. These systems focus on the following three primary areas:

     network management, including service activation, pre-pay systems, traffic and usage monitoring, trouble management and operational systems;

     customer care, including billing systems and customer support systems; and

     business systems, including financial, purchasing, human resources and other administrative systems.

    We have outsourced with Alltel Information Systems, a sophisticated network management and operations support systems provider, to facilitate network fault detection, correction and management, performance and usage monitoring and security. We maintain stringent controls for both voluntary and involuntary deactivations. We try to minimize subscriber disconnects by:

     preactivation screening to identify any prior fraudulent or bad debt activity,

     credit review and

     call pattern profiling to identify needed activation and termination policy adjustments.

    These systems have been designed with open interfaces. This design allows us to select and deploy the best software package for each application included in our administrative system. We have engaged industry leaders to provide these management information systems, including Alltel Information Systems for our billing, customer care and activation systems and domestically, Corsair Communications for our fraud detection system.

    We are procuring a technologically advanced database, Internet bill presentment and reporting system, which will allow us to cross-link billing, marketing and customer care systems to collect customer profile and usage information. We believe this information will provide us with the tools necessary to increase revenue through channel and product profitability analysis and to reduce customer acquisition costs through implementation of more effective marketing strategies.

SYSTEM CONSTRUCTION, OPERATION AND DEVELOPMENT

    Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping 'cells.' Each cell contains a transmitter-receiver at a 'base station' or 'cell site' that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office (the 'switch'), which is connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones. If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming.

    Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial coverage and capacity. Most of our domestic systems were upgraded during the summer of 1999 to offer digital services. We currently offer digital services using TDMA technology to approximately 90% of our domestic Net Pops and digital services using CDMA technology in Puerto Rico. We expect to use CDMA digital technology in the Dominican Republic, Jamaica and the U.S. Virgin Islands. During the past fiscal year, we added 133 cell sites in our domestic operations and as of May 31, 2000, our domestic operations had 577 cell sites. During the past fiscal year, we added 17 cell sites in our Puerto Rico operations and as of May 31, 2000, our Puerto Rico operations had 149 cell sites. We expect to continue to develop our service areas by building new cell sites in locations that increase capacity and improve coverage.

    In accordance with our strategy of developing market clusters, we have selected wireless switching systems that are capable of serving multiple markets with a single switch. Where we have deemed it appropriate, we have implemented microwave links and fiber connections in the domestic wireless telephone systems and Puerto Rico integrated communication system, which provide ongoing cost efficiency and generally improve system reliability.

    Our domestic systems are served by technologically advanced Northern Telecom supernode switches in Fort Wayne, Indiana and Alexandria, Louisiana and an SNSE (a small version of the supernode) in Yuma, Arizona. In addition, over the last year, our domestic operations added a second switch in Beaumont, Texas to support increased traffic in the East Texas/Louisiana cluster and a second switch in Fort Wayne to support increased traffic in the Michiana cluster. As of May 31, 2000, 45% of the domestic customer base was digital with approximately 79% of new activations during fiscal year 2000 choosing digital phones and rate plans.

    The construction of our Puerto Rico integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. A second switch was installed in Puerto Rico in 1999 and digital cell sites have been upgraded to provide additional capacity. In Puerto Rico, we use network equipment manufactured by Lucent Technologies.

    In the Dominican Republic, we expect to make major investments to construct a CDMA wireless network to serve major population centers and roadways and have chosen Lucent Technologies as our network equipment vendor. In Jamaica, we are in the process of selecting our equipment vendor. We are also a participant in the ARCOS I and Americas II undersea cables linking Puerto Rico, the United States mainland and Latin America. ARCOS I is expected to be operational in calendar year 2002 and Americas II is expected to be operational in November 2000. Our participation in these undersea cables is expected to yield cost savings allowing us to carry our traffic to Miami without paying premium fees to another carrier.

COMPETITION

    Competition from Other Wireless Systems. The FCC grants licenses to up to eight companies (including Centennial) to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas (MTAs) and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas (BTAs), which are component parts of MTAs.

    We currently hold cellular licenses in 32 MSAs and RSAs, one broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin islands), 70% of a 30 MHz PCS license in the Dominican Republic, 51% of a 20 MHz cellular license in Jamaica, authorization to provide wireline services in Puerto Rico and a concession to provide a variety of telecommunications services in the Dominican Republic. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, services offered and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers is becoming increasingly competitive.

    Domestically, we compete primarily against one other cellular carrier in each of our markets, and also compete with a number of PCS providers and enhanced specialized mobile radio ('ESMR') service providers, such as Nextel Communications. We expect to continue to benefit from relatively slow growth of PCS competition in the near term because we believe that building extensive new PCS networks in many of our areas is not currently economically attractive due to relatively low population density in our markets. However, we expect increased competition in our markets in the future from entities holding unused PCS and ESMR spectrum.

    Two of our competitors for wireless services in the Puerto Rico market are Cellular Communications of Puerto Rico, Inc. ('CCPR') and PRTC. CCPR was acquired in 1999 by SBC Communications and Telefonos de Mexico. In March 1999, GTE Corp. (which is now Verizon) acquired a controlling interest in PRTC. These acquisitions have made, and are likely to continue to make, these companies more formidable competitors. Both competitors were earlier entrants into the Puerto Rico wireless market than we were and have greater resources than we do. CCPR and PRTC offer cellular service based on both analog and digital technology. We offer exclusively digital service in Puerto Rico.

    Over the past year, we faced increased competition in the Puerto Rico wireless market from other broadband PCS license holders. They include TeleCorp PCS Inc., an affiliate of AT&T which is doing business as SunCom and entered the Puerto Rico marketplace in June 1999 as the second PCS entrant. In addition, ClearComm and Telefonica Larga Distancia, a subsidiary of Telefonica Internacional, formed a joint venture named MoviStar which entered the Puerto Rico wireless market in October 1999 offering significantly lower pricing than its competitors. MoviStar is offering unlimited free incoming calls, charging its customers only for air time when they initiate calls. In addition, we expect Sprint to enter the market early in calendar year 2001.

    The telecommunications market in the Dominican Republic is also competitive. We expect to compete primarily with Compania Dominicana de Telefonos C. por A., a subsidiary of GTE that is doing business as 'Codetel', and Tricom, S.A., a company controlled by GFN Corporation, Ltd., one of the Dominican Republic's largest private holding companies, and by Motorola, Inc. Recently, France Telecom obtained wireless licenses for the Dominican Republic. Each of these companies have greater financial resources than we do.

    In Jamaica, we expect to compete primarily with the incumbent provider, Cable and Wireless which is the only company currently offering wireless service on the island. Cable and Wireless holds an 800

MHz license and uses TDMA technology. In addition, Mossel, an Irish company, recently purchased a 900 MHz GSM license and we expect them to begin offering service in the near future.

    Wireline Competition. We offer wireline local exchange and private line service in Puerto Rico. Our main competitor for these services is PRTC, the incumbent telephone company. There are no other competitive local exchange carriers with significant operations at this time, but we cannot assure that other CLEC's will not emerge in Puerto Rico. We offer long distance services to customers in Puerto Rico. For intra-Puerto Rico services, we generally carry the traffic from our customer to a location at or near a PRTC switching facility that serves the customer being called. The call is then completed by PRTC for a fee. For off-island calls, we generally carry the traffic from our customer to another long distance carrier's location in San Juan, Puerto Rico. We obtain the off-island long distance service from the other long distance carrier and resell that service under our name. Long distance service is a highly competitive market. For long distance calls originating in Puerto Rico, customers may use PRTC, Sprint, and AT&T, among others. These carriers all have greater financial resources than we do, and they are all well-established in the long distance market and have well-established brand names.

    In the Dominican Republic, we compete primarily against the incumbent provider, Codetel, which has a substantial market share, and Tricom, which provides both wireline and fixed-wireless service.

    In general, many of our competitors are larger and have access to more substantial financial resources than we do. These competitors include Regional Bell Operating Companies, large independent telephone companies and AT&T Wireless, among others.

    Competing Technologies. Competition from entities using emerging wireless communications technologies comparable to cellular service is developing more slowly because we are in rural and small city areas. Competing technologies and new technologies may provide significant competition for our domestic wireless telephone systems. Technologies that are comparable to cellular service include:

     ESMR,

     satellite-based mobile voice and data services and

     Third Generation, or 3G, wireless technologies.

    ESMR is a two-way wireless communications service that incorporates characteristics of cellular technology, including many low-power transmitters, frequency re-use and connection with the network that provides traditional telephone services. ESMR service competes with cellular service by providing digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. Nextel Communications is the primary provider of such services today.

    The FCC has issued a number of licenses for satellite-based services that would enable subscribers to access mobile communications systems throughout the world. Additional proposals for the provision of satellite services remain pending with the FCC and foreign regulatory bodies must approve certain aspects of some satellite systems. Recently, these global satellite systems have experienced financial difficulty, and several have sought relief under Chapter 11 of the Bankruptcy Code.

    In the future, we may also experience competition from providers of 3G wireless technologies. Analog cellular service is considered to be first-generation mobile wireless technology and digital PCS represent second-generation mobile wireless technology. 3G refers to the next generation of broadband wireless services, which will combine both voice and data services in a single offering. The FCC has not yet allocated additional spectrum for 3G technologies, and is still studying the issue of which spectrum would be best suited to provide these advanced services. The FCC has scheduled an auction of 700 MHz licenses for March 2001. Our competitors may attempt to obtain these frequencies to provide 3G advanced services.

REGULATION

    Federal Regulation. Pursuant to the Communications Act of 1934, as amended, the cellular, PCS, paging, conventional mobile telephone systems and specialized mobile radio systems ('SMR') we operate are licensed and regulated by the FCC as Commercial Mobile Radio Service, or CMRS facilities. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems. Currently, the FCC limits entities holding CMRS licenses to a total of 45 MHz of licensed CMRS spectrum in any given market area. Recently, the FCC increased this spectrum cap restriction to 55 MHz for RSAs.

    CMRS licenses generally are granted for a term of up to ten years, after which they must be renewed. Licenses may be revoked and license renewal applications denied for cause. Under present rules, there may be competition for a license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC's rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose and have complied with FCC regulations and the federal communications statutes. If a cellular and PCS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our cellular licenses have been renewed regularly by the FCC, there can be no assurance that all of our licenses will be renewed in the future.

    The FCC's rules prohibit CMRS licensees from imposing restrictions on the resale of wireless service by parties who purchase blocks of telephone numbers from an operational system and then resell them to the public. This prohibition expires on November 24, 2002.

    The FCC also regulates a number of other aspects of the operation and ownership of CMRS systems. Operational regulations include the requirement to coordinate proposed frequency usage with adjacent cellular licensees to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC's rules also prohibit CMRS licensees from imposing restrictions on the resale of wireless service by parties who purchase blocks of telephone numbers from an operational system (such as the Company's) and then resell them to the public. This resale restriction prohibition sunsets on November 24, 2002. In 1997, the FCC also imposed radio frequency radiation requirements on CMRS licensees, which were previously excluded from compliance with these requirements. After October 1, 1997, all new CMRS facilities must be in compliance when they are brought into service. As of September 1, 2000, all existing facilities must be brought into compliance. We believe that the majority of our existing facilities already comply with the radio frequency radiation requirements and expect the remainder will be brought into compliance as required.

    Ownership regulations include the requirement to obtain prior FCC approval before completing many types of acquisitions of FCC licenses. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer or assignment.

    In addition to regulation by the FCC, cellular and PCS systems are also subject to certain Federal Aviation Administration ('FAA') regulations regarding the siting and construction of cellular transmitter towers and antennas, as well as local zoning requirements. Beginning in 1996, the FCC imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers that require prior FAA clearance. All new towers must be registered at the time of construction, and existing towers were required to be registered by May 1998. We believe that we are in compliance with the tower registration requirement. There can be no assurance that any FCC requirements currently applicable to our CMRS system will not be changed in the future.

    State and Local Regulation. Under the Communications Act, no state may regulate the entry of CMRS providers, such as Centennial, or the rates charged for CMRS service. However, they can regulate other terms and conditions of service.

    The siting and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a FCC CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations.

    Recent Federal and State Legislation. The Telecommunications Act of 1996 contains significant provisions aimed, in part, at opening local telecommunications markets to competition. These provisions govern, among other telecommunications matters, the removal of market-entry barriers and impose on incumbent local exchange carriers, or ILECs, duties to negotiate, in good faith, reasonable and nondiscriminatory interconnection agreements and access to unbundled network elements at any technically feasible point within the carrier's network. The 1996 Act encourages competition through these provisions and others governing resale, number portability, dialing parity, access to rights-of-way and numbering administration.

    The overall impact of the 1996 Act on our business is unclear and will likely remain so for the foreseeable future. We have benefited from reduced costs in acquiring required communications services, such as ILEC interconnection. However, other provisions of the 1996 Act relating to interconnection telephone number portability, equal access and resale could subject us to increased competition.

    Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the 'Puerto Rico Act') is intended to open the Puerto Rico telecommunications market to competition. Among other things, it establishes the Puerto Rico Telecommunications Regulatory Board, which has been given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers.

    FCC and State Proceedings. We are likely to be affected by the following recent federal and state regulatory proceedings:

        The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911 services ('E911'). E911 capabilities will enable CMRS systems to determine the precise location of persons making emergency calls. The new rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the Company's cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made. The new rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a cell, during 2001 and 2002. These E911 rules may require us to spend additional capital to implement the 911 requirements.

        Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ('CALEA'), all telecommunications carriers, including Centennial and other CMRS licensees, must implement certain equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional surveillance capability requirements, which carriers must meet by September 2001. However, on August 15, 2000, a federal circuit court of appeals overturned certain of these requirements. In addition, certain issues remain unresolved relating to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. We will work diligently to comply with all final, applicable CALEA requirements.

        The 1996 Act imposes interconnection obligations on all telecommunications carriers in order to facilitate the entry of new telecommunications providers. This requirement creates benefits for our CMRS and other telecommunications businesses. The FCC has issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephone services from both facilities-based and non-facilities-based competitors, including cellular and paging operators. The rules also address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that ILECs must begin paying us and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. Although the FCC continues to refine these rules, and although some provisions remain subject to challenge in the courts, in January 1999, the U.S. Supreme Court largely upheld the FCC's original rules from 1996.

        Decisions relating to Universal Service, reciprocal compensation and access charge reform have also been released by the FCC. These decisions have been appealed. The Fifth Circuit Court of Appeals reversed and remanded the FCC rules pertaining to Universal Service. Among other things, the Fifth Circuit upheld the authority of the FCC to create a special fund to subsidize telecommunications and Internet services for schools and libraries, but held that the FCC could not use intra-state revenue as a source of funds to support the Schools and Library Fund, thus creating a greater burden on interstate revenues. The Fifth Circuit held that ILECs could not use access charges that are assessed on long distance carriers to subsidize Universal Service obligations.

        As described above, under federal and Puerto Rico law, an incumbent local exchange carrier (which, in Puerto Rico, is the Puerto Rico Telephone Company) must interconnect with CMRS providers like us. Under the law, these interconnection arrangements are contained in contracts called interconnection agreements. The companies first try to negotiate an agreement. If they cannot negotiate all issues (which frequently occurs), then state regulators arbitrate the dispute and establish a final agreement. We have generally been able to negotiate many aspects of our interconnection arrangements with PRTC, but have had to seek arbitration with respect to other issues. Our interconnection agreements with PRTC generally have two-year terms. Our current agreement with PRTC expires in April 2001. We expect to negotiate certain aspects of a new agreement to take effect at that time, and to arbitrate others before the Puerto Rico regulators.

        Dominican Republic Regulation. The telecommunications regulatory framework in the Dominican Republic consists of General Telecommunications Law No. 153-98, enacted on May 27, 1998, resolutions promulgated pursuant to such law and concession agreements entered into by the Dominican government with individual service providers. None of the outstanding concession agreements contains an exclusive arrangement with any wireless carrier, and the Dominican government has announced a policy of encouraging growth through competition in the telecommunications industry.

        To substantially broaden the number of its citizens with access to a telephone and to allow for the establishment and growth of other modern telecommunications services, the Dominican government adopted a policy of liberalization of the telecommunications sector beginning in the late 1980's. In 1994, the Dominican government enacted a series of interconnection resolutions which require all service providers in the Dominican Republic to interconnect with all other service providers pursuant to contracts between them, under guidelines articulated in the resolutions.

        The former Telecommunications Law No. 118 of February 1, 1966 was derogated by the Law 153-98 of May, 1998. The new law, Law 153-98, establishes a basic framework to regulate the installation, maintenance and operation of telecommunications networks and the provision of telecommunications services and equipment. The law ratifies the Universal Service Principle, by guaranteeing the access of telecommunications services at affordable prices in low income rural and urban areas, to be achieved through market conditions and through the development of the telecommunications sector. It creates a fund for the development of the telecommunications sector that will be supported by a 2% payment by industry participants on the billing of all telecommunications services, which will be passed on to customers. At the same time, the law eliminates the 10% tax previously charged on international and domestic long distance traffic to customers.

        In addition, the law created a governing body to regulate telecommunications activities. This body is referred to as the Dominican Institute of Telecommunications (Instituto Dominicano de las Telecommunicaciones or Indotel). Indotel is headed by a five-member council, the members of which serve four-year terms which includes a representative from the telecommunications industry. Law 153-98 grants Indotel control over all frequency bands and channels of radio transmission and communications within the country and over its jurisdictional water. We believe that this modern legislation, combined with technological advances and the sustained growth of private investment, will significantly contribute to the development of the telecommunications sector in the Dominican Republic.

    Jamaican Regulation. Wireless telecommunications in Jamaica is governed by the Telecommunications Act which was promulgated on March 1, 2000. The Act creates a licensing regime for:

         Owners and operators of telecommunications facilities, wireline and wireless;

         Providers of telecommunications services, referred to as 'specified services'; and

         Dealers in telecommunications equipment.

    The Act gives recognition to three competitors in the domestic wireless market and preserves Cable and Wireless' exclusivity for a three year period in the domestic wireline and international voice market until March 1, 2003. The regulatory framework created by the Act establishes the Office of Utilities Regulation, to regulate all aspects of the telecommunications industry. Our wireless license has a term of 15 years and expires in March 2015.

EMPLOYEES

    We had approximately 2,200 employees as of May 31, 2000. None of our employees is represented by a labor organization. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

    We recently entered into a build-to-suit lease agreement for our new corporate headquarters located at 3349 Route 138, Wall Township, New Jersey 07719, encompassing approximately 31,000 square feet. We expect to move into our new corporate headquarters in the second quarter of fiscal 2001. In addition, we own and lease locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

    To our knowledge, there are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our shareholders during the fiscal quarter ended May 31, 2000.

DIRECTORS AND EXECUTIVE OFFICERS OF CENTENNIAL

    The names, ages and positions of the executive officers and directors of Centennial are listed below along with their business experience during at least the past five years.

    Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified. Each director is elected annually and serves until its successor is duly elected and qualified. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of the Company.

    Michael J. Small, 42, has been President, Chief Executive Officer and a director of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360[d] Communications Company (now a subsidiary of ALLTEL Corporation) since 1995. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

    Carlos Bofill, 58, has been Chief Executive Officer -- Caribbean Operations of Centennial since October 1999. He joined Centennial from Motorola Inc.'s Network Management Group, where he was Vice President of Motorola and Director for the Americas of the Iridium Operating Companies since 1998. Prior to his appointment with Iridium, he was Director for Latin America for Motorola's Network Management Group from 1989 to 1998. He worked in various other capacities at Motorola, GTE and AT&T during his professional career spanning the last 38 years.

    Phillip H. Mayberry, 47, has been President -- Domestic Operations of Centennial since January 1999 and was Senior Vice President-Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

    Kari L. Jordan, 46, has been President -- Puerto Rico Operations of Centennial since January 1999. She joined Centennial in January 1998 as Senior Vice President of International Operations from PrimeCo Communications L.P. where she was responsible for the operations of the North Texas Metro Trading Area. From 1990 to January 1997, Ms. Jordan worked at US Cellular as Vice President of Business Development. During her tenure at US Cellular, Ms. Jordan also served as Vice President of National Operations and Regional General Manager.

    Peter W. Chehayl, 52, has been Senior Vice President, Treasurer and Chief Financial Officer of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Chehayl was the Vice President and Treasurer of 360[d] Communications Company (now a subsidiary of ALLTEL Corporation) since 1996. From 1991 to 1996, he served as Vice President-Capital Markets at Sprint Corporation.

    Thomas E. Bucks, 44, has been Senior Vice President, Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager -- Financial Analysis and Planning.

    Richard W. Gasink, 51, has been Senior Vice President, Chief Financial Officer -- Caribbean Operations of Centennial since December 1999. Before joining Centennial, he was associated with Motorola since 1982, most recently as Senior Group Controller, Network Management Group. Prior to joining Motorola, Mr. Gasink was with International Components Corp. and what is now Andersen Consulting.

    Thomas R. Cogar, Jr., 43, has been Senior Vice President, Chief Technology Officer -- Domestic Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc. in various technical capacities.

    Michael Marrero, 38, has been Senior Vice President and Chief Technology Officer -- Caribbean Operations since March 1999. He joined Centennial in April 1995 as Director of Technical Operations and was appointed Vice
President -- Engineering (Puerto Rico) in April 1997. Prior to joining Centennial, Mr. Marrero served as the Manager of Strategic Planning for PRTC from May 1988 to April 1995. Prior to 1987, Mr. Marrero served in various capacities at Bell Corp.

    Thomas E. McInerney, 58, has been a director and Chairman of the board of directors of Centennial since January 1999. He has served as a general partner of Welsh, Carson Anderson & Stowe and other associated investment partnerships since 1986. Mr. McInerney is a director of The Cerplex Group, Inc., The BISYS Group, Inc., MedE America Corporation, SpectraSite Holdings, Inc. and several private companies.

    Carmen Ana Culpeper, 55, has been a director of Centennial since July 2000. From April 1999 to present, Ms. Culpeper has served as President of C. Culpeper & Associates, a financial advisory and management consulting firm. She was President of the Puerto Rico Chamber of Commerce from June 1999 to June 2000 and continues to serve on its Executive Board. She was President of the Puerto Rico Telephone Company from April 1997 to March 1999 and from October 1996 to March 1997 she was President of Finapri, Inc., an insurance finance company. From October 1995 to March 1997, Ms. Culpeper was an independent broker at Clark Melvin Securities and prior to that held various positions in corporate finance at, among others, Donaldson, Lufkin & Jenrette and Citibank. Ms. Culpeper is a director of Santander Bancorp, the second largest bank in Puerto Rico.

    Anthony J. de Nicola, 36, has been a director of Centennial since January 1999. He has served as a managing member or general partner of Welsh, Carson Anderson & Stowe and other associated investment partnerships since 1994. Previously he worked for William Blair & Co. for four years in the merchant banking area. Mr. de Nicola is a director of BTI Telecom Corp., CFW Communications, Valor Telecommunications, LLC, Alliance Data Systems, Inc. and several private companies.

    Mark T. Gallogly, 43, has been a director of Centennial since January 1999. He is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners, L.P. and its affiliates. He is a senior managing director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a director of several private companies.

    Lawrence H. Guffey, 32, has been a director of Centennial since January 1999. He is a managing director of The Blackstone Group, L.P. and has been with Blackstone since 1991. Mr. Guffey is a director of several private companies.

    Rudolph E. Rupert, 34, has been a director of Centennial since January 1999. In April 1999, he became a general partner of Welsh, Carson Anderson & Stowe and other associated investment partnerships. He was a Vice President of Welsh Carson from 1997 to April 1999. From 1994 to 1997, he worked at General Atlantic Partners where he was involved in the information technology industry. From 1987 to 1992, he worked for Lazard Freres and Company. Mr. Rupert is a director of several private companies.

    John M. 'Jack' Scanlon, 58, has been a director of Centennial since May 2000. He has been Vice Chairman of Asia Global Crossing, a joint venture established by Global Crossing, Ltd. and others to provide advanced network-based telecommunications services to businesses and consumers throughout Asia, since March 2000. Mr. Scanlon was Chief Executive Officer of Global Crossing, Ltd., a provider of global Internet Protocol and data services, from April 1998 to March 1999 and Vice Chairman of Global Crossing from March 1999 to March 2000. In addition, he was Chief Executive Officer of Asia Global Crossing from September 1999 to February 2000. Prior to joining Global Crossing,
Mr. Scanlon was President and General Manager of the Cellular Networks and Space Sector of Motorola Inc. and had been affiliated with Motorola Inc. since 1990. Mr. Scanlon is also a director of Global Crossing and several private companies.

    J. Stephen Vanderwoude, 56, has been a director of Centennial since October 1999. He has been Chairman and Chief Executive Officer of Madison River Communications LLC, an integrated communications provider, since 1996. Previously, he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp and One Stop Telecommunications, Inc. He formerly was President and Chief Operating Officer and a director of Centel Corporation, and President of the local telecommunications division of Sprint Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

    Our common stock has been traded on The Nasdaq Stock Market ('Nasdaq') under the symbol CYCL since December 3, 1991. The following table lists the high and low closing prices of the common stock reported on Nasdaq for the fiscal quarters indicated. All share prices reflect three-for-one stock splits which we effected on January 21, 2000 and January 14, 1999.

                        1999                           HIGH     LOW
                        ----                           ----     ---
First Quarter.......................................  $ 4.61   $ 3.74
Second Quarter......................................    4.49     2.44
Third Quarter.......................................   11.79     4.39
Fourth Quarter......................................   25.58    10.17

                        2000
First Quarter.......................................   16.50    11.88
Second Quarter......................................   20.17    13.15
Third Quarter.......................................   32.25    18.31
Fourth Quarter......................................   25.06    15.75

                        2001
First Quarter (through July 31, 2000)...............   18.25    13.63

    As of July 31, 2000, there were approximately 123 record holders of our common stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

DIVIDEND POLICY

    We have not paid any cash dividends on our common stock and currently intend for the foreseeable future to retain all cash inflows generated for use in our business. We are effectively prohibited from paying cash dividends on our common stock by the provisions of our credit facility.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 2000 was derived from the Company's audited Consolidated Financial Statements. The following information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                YEAR ENDED MAY 31,
                                             --------------------------------------------------------
                                                2000         1999        1998       1997       1996
                                                ----         ----        ----       ----       ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues...................................  $  501,294   $  369,151   $235,816   $149,212   $108,110
Recapitalization costs.....................          --       52,831         --         --         --
Operating income (loss)....................     155,235       15,971    (14,986)   (27,868)   (23,196)
Income (loss) before extraordinary item....      16,677      (45,088)   (31,947)   (33,295)   (16,631)
Extraordinary loss on early extinguishment
  of debt..................................          --      (35,079)        --         --         --
Net income (loss)..........................  $   16,677   $  (80,167)  $(31,947)  $(33,295)  $(16,631)
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------
Dividend requirements on Preferred Stock...  $       --   $    9,906   $ 16,451   $ 15,948   $ 13,590
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------
Income (loss) applicable to common
  shares...................................  $   16,677   $  (90,073)  $(48,398)  $(49,243)  $(30,221)
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------
Diluted earnings (loss) per share:
Income (loss) before extraordinary item....  $      .17   $    (0.44)  $  (0.32)  $  (0.31)  $  (0.19)
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------
Extraordinary loss on early extinguishment
  of debt..................................  $       --   $    (0.28)  $     --   $     --   $     --
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------
Net income (loss) per common shares........  $      .17   $    (0.72)  $  (0.32)  $  (0.31)  $  (0.19)
                                             ----------   ----------   --------   --------   --------
                                             ----------   ----------   --------   --------   --------

BALANCE SHEET DATA
Total assets...............................  $1,172,733   $  986,281   $847,417   $844,850   $785,812
Long-term debt.............................   1,566,048    1,459,295    510,000    429,000    350,000
Redeemable Preferred Stock.................          --           --    193,539    193,539    189,930
Common stockholders' equity (deficit)......    (576,330)    (602,978)    40,409    112,882    160,006

See Notes 11 and 12 of the fiscal 2000 consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company. See Note 1 of the fiscal 2000 consolidated financial statements regarding a change in accounting estimate made during fiscal 1999. Years prior to fiscal 2000 have been restated to give effect to the three-for-one stock split effected on January 21, 2000 in the form of a stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE
DATA)

    We are a leading independent provider of mobile wireless communications domestically and of mobile wireless communications and competitive local exchange services in the Caribbean. Domestically, we own and operate cellular systems in three clusters located in Michigan/Indiana/Ohio, Texas/Louisiana/Mississippi and Arizona/California, incorporating an aggregate of approximately 6.1 million Net Pops as of May 31, 2000. These clusters of small city and rural markets are adjacent to major metropolitan markets and benefit from the rapidly growing levels of traffic generated by subscribers roaming into our coverage areas. In addition, we own minority interests, incorporating an aggregate of approximately 1.2 million Net Pops, in other domestic cellular operations. Our Caribbean operations are centered in Puerto Rico (approximately 3.9 million Net Pops), where we provide wireless PCS and wireline services including switched voice, Internet and private line services over our own fiber optic and microwave network. We recently acquired controlling interests in All America Cables and Radio, Inc. in the Dominican Republic and Paradise Wireless (Jamaica) Limited in Jamaica, which collectively expanded our Net Pops by 7.5 million. We built Centennial through internal growth and acquisitions from approximately 1.7 million Net Pops in 1988 to approximately
18.8 million Net Pops as of May 31, 2000. We increased our total subscribers by 38% from May 31, 1999 to May 31, 2000.

    We are in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different technologies. Since August 1988, we have acquired thirty-one wireless telephone markets in the United States that we own and manage ('Domestic'). In addition, we acquired one of two Metropolitan Trading Areas ('MTA') licenses to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands as well as controlling interests in companies owning wireless licenses in the Dominican Republic and Jamaica (collectively, 'Caribbean Wireless'). We also participate in the alternative access business and provide Internet related services in Puerto Rico and provide long distance service in the Dominican Republic (collectively, 'Caribbean Wireline').

YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999

OVERVIEW

    We had 626,800 wireless subscribers at May 31, 2000, as compared to 454,100 at May 31, 1999, an increase of 38%. We reported net income of $16,677 for the year ended May 31, 2000 as compared to a net loss of $80,167 for the year ended May 31, 1999. The net loss for the year ended May 31, 1999 included $52,831 of recapitalization costs. These recapitalization costs were primarily due to our purchase of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees related to the merger on January 7, 1999. The net loss for the year ended May 31, 1999 also includes an extraordinary loss on the early extinguishment of debt, net of income taxes, of $35,079. Earnings per common share, basic and diluted, for the year ended
May 31, 2000 were $0.18 and $0.17 per share, respectively, as compared to a loss per common share of $(0.72) for the year ended May 31, 1999, after the extraordinary loss on early extinguishment of debt of $(0.28) per share. The table below summarizes results of operations for each period:

                                                         FISCAL YEAR ENDED
                                                        -------------------
                                                        MAY 31,    MAY 31,
                                                          2000       1999     % CHANGE
                                                          ----       ----     --------
Adjusted EBITDA(1)....................................  $237,859   $183,498      30%
Operating income......................................  $155,235   $ 15,971     872%
Net income (loss).....................................  $ 16,677   $(80,167)     N/A
Earnings (loss) per common share --
    Basic.............................................  $   0.18   $  (0.72)     N/A
    Diluted...........................................  $   0.17   $  (0.72)     N/A

                                                         (footnote on next page)

(footnote from previous page)

(1) Earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets, recapitalization costs and other non-recurring charges ('Adjusted EBITDA') is presented because it is a financial indicator used in the telecommunications industry. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

DOMESTIC OPERATIONS

Revenue

                                                         FISCAL YEAR ENDED
                                                        -------------------
                                                        MAY 31,    MAY 31,
                                                          2000       1999     % CHANGE
                                                          ----       ----     --------
Service revenue.......................................  $289,492   $236,951      22%
Equipment sales.......................................    14,196      4,951     187%
                                                        --------   --------
    Total revenue.....................................  $303,688   $241,902      26%
                                                        --------   --------
                                                        --------   --------

    Total Domestic service revenue, excluding roaming revenue, increased $22,586 to $176,201, a 15% increase from the year ended May 31, 1999. This increase was primarily due to an increase in revenue from new subscribers of $47,149, partially offset by a decrease in retail revenue per subscriber, which accounted for a decrease of $24,563. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans. Revenue from domestic roaming usage increased to $113,291 or 36% over roamer revenues of $83,336 for the year ended May 31, 1999. This increase was primarily due to an increase in roaming revenue, generated by increased usage of $58,486, partially offset by a reduction in roaming rates per minute of $28,531.

    The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current year and the introduction of digital phones which sell at a higher price than analog phones.

    Our Domestic operations had approximately 445,300 and 320,600 subscribers at May 31, 2000 and May 31, 1999, respectively. Increases from new activations of 192,700 were offset by subscriber cancellations of 85,200. Included in the number of subscribers as of May 31, 2000 are approximately 17,200 subscribers acquired in the Kokomo, IN and Allegan, MI acquisitions. The cancellations experienced by the Domestic operations were primarily the result of competitive factors and non-payment.

    Domestic revenue per subscriber per month, based upon an average number of subscribers, was $67 for the year ended May 31, 2000, as compared to $69 for the year ended May 31, 1999.

Costs and expenses

                                                         FISCAL YEAR ENDED
                                                        -------------------
                                                        MAY 31,     MAY 31,
                                                          2000       1999     % CHANGE
                                                          ----       ----     --------
Cost of equipment sold................................  $ 28,791   $ 18,354      57%
Cost of services......................................    32,711     26,651      23%
Sales and marketing...................................    46,269     29,560      57%
General and administrative............................    44,253     39,906      11%

Adjusted EBITDA.......................................   151,664    127,431      19%
Recapitalization costs................................        --     39,337    (100%)
Depreciation and amortization.........................    35,556     67,282     (47%)
                                                        --------   --------
Operating income......................................  $116,108   $ 20,812     458%
                                                        --------   --------
                                                        --------   --------

    Cost of equipment sold increased during the year ended May 31, 2000, primarily due to an increase in the number of telephone units sold and the higher costs associated with digital phones.

    Cost of services increased during the year ended May 31, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Domestic network.

    Sales and marketing expenses increased during the year ended May 31, 2000, primarily due to the increase in gross subscriber activations of 192,700 for the year ended May 31, 2000, from 133,000 for the year ended May 31, 1999.

    General and administrative expenses increased during the year ended May 31, 2000, primarily due to increased costs to support the expanding subscriber base.

    Adjusted EBITDA for the Domestic operations for the year ended May 31, 2000 was $151,664, an increase of $24,233 or 19% over the year ended May 31, 1999.

    Depreciation and amortization for the year ended May 31, 2000 was $35,556, a decrease of $31,726 or 47% from the year ended May 31, 1999. The decrease was the result of the effect of our prospectively changing the amortization period for our domestic cellular licenses and the difference between the cost of our equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. We changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $44,493 for the year ended May 31, 2000. The effect of this change in amortization periods (net of the related tax effect) for the year ended May 31, 2000 was to increase earnings per common share-basic and diluted by $0.36 and $0.34, respectively. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

    Operating income for the year ended May 31, 2000 was $116,108, an increase of $95,296 from the operating income of $20,812 for the year ended May 31, 1999.

CARIBBEAN WIRELESS OPERATIONS

Revenue

                                                         FISCAL YEAR ENDED
                                                        -------------------
                                                        MAY 31,    MAY 31,
                                                          2000       1999     % CHANGE
                                                          ----       ----     --------
Service revenue.......................................  $154,545   $106,224      45%
Equipment sales.......................................     6,817      3,299     107%
                                                        --------   --------
    Total revenue.....................................  $161,362   $109,523      47%
                                                        --------   --------
                                                        --------   --------

    Total Caribbean Wireless service revenue increased $48,321 or 45% to $154,545. This increase was primarily due to an increase in revenues from new subscribers of $60,639, partially offset by a decrease in retail revenue per subscriber, which, in the aggregate, accounted for a decrease of $12,318.

    The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to an increase in the number of telephone units sold.

    Our Caribbean Wireless operations had approximately 181,500 subscribers at May 31, 2000, an increase of 36% from the 133,500 subscribers at May 31, 1999. Increases from new activations of 118,900 were offset by subscriber cancellations of 70,900. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

    Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $85 for the year ended May 31, 2000, as compared to $89 for the year ended May 31, 1999.

Costs and expenses

                                                          FISCAL YEAR ENDED
                                                          -----------------
                                                          MAY 31,   MAY 31,
                                                           2000      1999     % CHANGE
                                                           ----      ----     --------
Cost of equipment sold..................................  $ 4,478   $ 4,711      (5%)
Cost of services........................................   20,630    16,022      29%
Sales and marketing.....................................   25,679    19,985      28%
General and administrative..............................   34,020    21,975      55%

Adjusted EBITDA.........................................   76,555    46,830      63%
Recapitalization costs..................................       --     8,209    (100%)
Depreciation and amortization...........................   40,956    43,988      (7%)
                                                          -------   -------
Operating income (loss).................................  $35,599   $(5,367)     N/A
                                                          -------   -------
                                                          -------   -------

    Cost of services increased during the year ended May 31, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean.

    Sales and marketing expenses increased during the year ended May 31, 2000, primarily due to the increase in gross subscriber additions.

    General and administrative expenses increased during the year ended May 31, 2000, primarily due to increased costs to support the expanding subscriber base.

    Adjusted EBITDA for the Caribbean Wireless operations for the year ended May 31, 2000 was $76,555, an increase of $29,725 or 63% over the year ended May 31, 1999.

    Depreciation and amortization for the year ended May 31, 2000 was $40,956, a decrease of $3,032 or 7% from the year ended May 31, 1999. This decrease resulted from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2000 and 1999 in connection with the development and network expansion of our Caribbean wireless telephone systems and the purchase of additional PCS phones.

    Operating income for the year ended May 31, 2000 was $35,599, an increase of $40,966 from the operating loss of $5,367 for the year ended May 31, 1999.

CARIBBEAN WIRELINE OPERATIONS

Revenue

                                                  FISCAL YEAR ENDED
                                                  -----------------
                                                  MAY 31,   MAY 31,
                                                   2000      1999     % CHANGE
                                                   ----      ----     --------
Service revenue.................................  $43,441   $22,541     93%
Equipment sales.................................      437        --     N/A
                                                  -------   -------
    Total revenue...............................  $43,878   $22,541     95%
                                                  -------   -------
                                                  -------   -------

    Total Caribbean Wireline revenue increased $21,337 or 95% to $43,878 for the year ended May 31, 2000. Termination revenue increased $3,877, or 35%, to $15,007 for the year ended May 31, 2000. This increase reflects an increase in terminating minutes of use of 879,033, or 164%, partially offset by a decrease in rate per terminating minute from $0.020 for the year ended May 31, 1999 to $0.011 for the year ended May 31, 2000. The decrease in rate per terminating minute reflects a new rate of approximately $0.05 per call with the Puerto Rico Telephone Company ('PRTC') effective as of April 7, 2000.

    Business switched revenue increased $6,339, or 150%, to $10,557 for the year ended May 31, 2000. This increase reflects an increase in business access lines of 6,812, or 73%, to 16,112 lines as of May 31, 2000. Revenue per access line was $67 for the twelve months ended May 31, 2000, as compared to $66 for the same period in fiscal 1999. This increase reflects increases in outbound minutes of use of 82,704 or 235% for the year ended May 31, 2000. This increase was partially offset by lower rates per minute, from $0.050 for the year ended May 31, 1999 to $0.044 for the year ended May 31, 2000.

    Intercompany revenue increased $2,819, or 59%, to $7,634 for the year ended May 31, 2000, as a result of increased services provided and more access lines.

    Private line revenue increased $2,600, or 113%, to $4,900 for the year ended May 31, 2000. These increases reflect an increase in circuits in service from 231 at May 31, 1999 to 514 at May 31, 2000.

    New product revenue, represented by long distance, Internet dedicated and switched access and web consulting, increased $1,281, to $1,309, for the year ended May 31, 2000.

    Revenue from the Integrated Systems acquisition totaled $2,632 for the year ended May 31, 2000.

Costs and expenses

                                                   FISCAL YEAR ENDED
                                                   -----------------
                                                   MAY 31,   MAY 31,
                                                    2000      1999     % CHANGE
                                                    ----      ----     --------
Cost of equipment sold...........................  $   269   $   --       N/A
Cost of services.................................   13,120    8,814       49%
Sales and marketing..............................    4,852    1,993      143%
General and administrative.......................   15,997    2,497      541%

Adjusted EBITDA..................................    9,640    9,237        4%
Recapitalization costs...........................       --    5,285     (100%)
Depreciation and amortization....................    6,112    3,426       78%
                                                   -------   ------
Operating income.................................  $ 3,528   $  526      571%
                                                   -------   ------
                                                   -------   ------

    Cost of services increased during the year ended May 31, 2000, primarily due to an increase in the number of employees to handle growing access/circuit additions, as well as the buildout of the fiber optic network.

    Sales and marketing expenses increased during the year primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

    General and administrative expenses increased during the year ended May 31, 2000, primarily due to increases in reserves for bad debt for Internet Service Provider revenue ('ISP') related to a dispute with PRTC over amounts owed by PRTC for ISP traffic that terminated on our network (see Reciprocal compensation).

    Adjusted EBITDA for the Caribbean Wireline operations for the year ended May 31, 2000 was $9,640, an increase of $403 or 4% over the year ended May 31, 1999.

    Depreciation and amortization for the year ended May 31, 2000 was $6,112, an increase of $2,686 or 78% over the year ended May 31, 1999. This increase was due to increased depreciation associated with the expansion of our network.

    Operating income for the year ended May 31, 2000 was $3,528, an increase of $3,002 from the operating income of $526 for the year ended May 31, 1999.

CONSOLIDATED

Other non-operating income and expenses

    The gain on disposition of assets during the year ended May 31, 1999 was primarily the result of our sale of our investment interest in the wireless telephone system serving the Coconino, Arizona RSA.

    Net interest expense was $149,494 for the year ended May 31, 2000, an increase of $61,801 or 70% from the year ended May 31, 1999. Gross interest expense for the year ended May 31, 2000 was $153,171 as compared to $92,102 for the year ended May 31, 1999. The increases in interest expense reflect an increase in total debt of $120,666 from May 31, 1999.

    The increase in total debt was the result of assumed debt for completed acquisitions of $19,923, additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless operation's PCS network infrastructure, the expansion of the Caribbean Wireline network and the purchase of PCS telephones. The average debt outstanding during the year ended May 31, 2000 was $1,494,640, an increase of $610,849 as compared to the average debt level of $883,791 during the year ended May 31, 1999. This increase was the result of borrowings in connection with the 1999 recapitalization, as well as the factors noted above. Our weighted average interest rate decreased to 10.3% for the year ended May 31, 2000 from 10.4% for the year ended May 31, 1999.

    After loss attributable to minority interests in subsidiaries for the year ended May 31, 2000, pretax income was $22,245, as compared to a pretax loss of $51,908 for the year ended May 31, 1999. The income tax expense was $5,568 for the year ended May 31, 2000, as compared to an income tax benefit of $6,820 for the year ended May 31, 1999. We had a $35,079 extraordinary loss on the early extinguishment of debt, net of income taxes of $16,698, for the year ended
May 31, 1999.

    These factors resulted in net income of $16,677 for the year ended May 31, 2000, which represents an increase of $96,844 from the net loss for the year ended May 31, 1999.

RECIPROCAL COMPENSATION

    On April 1, 1999, we filed a tariff with the Federal Communications Commission ('FCC') establishing a rate payable to us for delivering jurisdictionally interstate traffic to ISPs served by us from subscribers of PRTC. We subsequently invoiced PRTC under the terms of that tariff. PRTC disputed the invoices and on November 2, 1999, pursuant to FCC rules, indicated that it intended to challenge the lawfulness of our tariff. On February 1, 2000, PRTC did so.

    On May 15, 2000, we entered into a settlement agreement with PRTC with respect to compensation for termination of ISP traffic.

YEAR ENDED MAY 31, 1999 COMPARED TO YEAR ENDED MAY 31, 1998

OVERVIEW

    We had 454,100 wireless subscribers at May 31, 1999, as compared to 322,200 at May 31, 1998, an increase of 41%. We reported a net loss of $80,167 for the year ended May 31, 1999 as compared to a net loss of $31,947 for the year ended May 31, 1998. The net loss for the year ended May 31, 1999 includes $52,831 of recapitalization costs. These recapitalization costs were primarily due to our purchase of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees related to the merger on January 7, 1999. The net loss for the year ended May 31, 1999 also includes an extraordinary loss on the early extinguishment of debt, net of income taxes, of $35,079. After the extraordinary loss on early extinguishment of debt of $(0.28) per share, loss per common share for the year ended May 31, 1999 was $(0.72) per share, as compared to a loss per common share of $(0.32) for the year ended May 31, 1998. The table below summarizes results of operations for each period:

                                                 FISCAL YEAR ENDED
                                                -------------------
                                                MAY 31,    MAY 31,
                                                  1999       1998     % CHANGE
                                                  ----       ----     --------
Adjusted EBITDA...............................  $183,498   $ 99,208      85%
Operating income (loss).......................    15,971    (14,986)     N/A
Net loss......................................   (80,167)   (31,947)   (151%)
Loss per common share --
    Loss before extraordinary item............     (0.44)     (0.32)    (38%)
    Extraordinary loss on extinguishment of
      debt....................................     (0.28)        --      N/A
                                                --------   --------
    Net loss applicable to common shares......  $  (0.72)  $  (0.32)   (125%)
                                                --------   --------
                                                --------   --------

DOMESTIC OPERATIONS

Revenue

                                                 FISCAL YEAR ENDED
                                                -------------------
                                                MAY 31,    MAY 31,
                                                  1999       1998     % CHANGE
                                                  ----       ----     --------
Service revenue...............................  $236,951   $177,999     33%
Equipment sales...............................     4,951      3,503     41%
                                                --------   --------
    Total revenue.............................  $241,902   $181,502     33%
                                                --------   --------
                                                --------   --------

    Total Domestic service revenue, excluding roaming revenue, increased $34,466 to $153,615, a 29% increase from the year ended May 31, 1998, due to an increase in subscribers. Domestic roamer usage increased to $83,336 or 42% over roamer revenues of $58,850 for the year ended May 31, 1998, primarily due to an increase in usage of $34,055, partially offset by a decrease in the rate per minute of $9,569.

    The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the year ended May 31, 1999.

    Our Domestic operations had approximately 320,600 and 252,700 subscribers at May 31, 1999 and 1998, respectively. Increases from new activations of 133,000 were offset by subscriber cancellations of 65,100.

    Domestic revenue per subscriber per month, based upon an average number of subscribers, was $69 for the year ended May 31, 1999, as compared to $68 for the year ended May 31, 1998.

Costs and expenses

                                                 FISCAL YEAR ENDED
                                                 ------------------
                                                 MAY 31,    MAY 31,
                                                   1999      1998     % CHANGE
                                                   ----      ----     --------
Cost of equipment sold.........................  $ 18,354   $15,623      17%
Cost of services...............................    26,651    24,226      10%
Sales and marketing............................    29,560    22,561      31%
General and administrative.....................    39,906    32,422      23%

Adjusted EBITDA................................   127,431    86,670      47%
Depreciation and amortization..................    67,282    81,402     (17%)
Recapitalization costs.........................    39,337        --      N/A
                                                 --------   -------
Operating income...............................  $ 20,812   $ 5,268     295%
                                                 --------   -------
                                                 --------   -------

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

    Adjusted EBITDA for the Domestic operations for the year ended May 31, 1999 was $127,431, an increase of $40,761 or 47% over the year ended May 31, 1998.

    Depreciation and amortization for the year ended May 31, 1999 was $67,282, a decrease of $14,120 or 17% over the year ended May 31, 1998. The decrease was the result of the effect of our prospectively changing the amortization period for our domestic cellular licenses and the difference between the cost of our equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. We changed such amortization periods to better reflect the period over which the economic benefits of the cellular licenses and equity investments are expected to be realized. The effect of such changes in amortization periods was a reduction in amortization expense of $11,989 for the year ended May 31, 1999. The effect of this change in amortization periods for the year ended May 31, 1999 was to decrease loss per common share by $0.10. Prior to the change in amortization periods, certain cellular licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

    After recapitalization costs of $39,337, operating income for the year ended May 31, 1999 was $20,812, an increase of $15,544 from the operating income of $5,268 for the year ended May 31, 1998.

CARIBBEAN WIRELESS OPERATIONS

Revenue

                                                 FISCAL YEAR ENDED
                                                 ------------------
                                                 MAY 31,    MAY 31,
                                                   1999      1998     % CHANGE
                                                   ----      ----     --------
Service revenue................................  $106,224   $50,267     111%
Equipment sales................................     3,299     1,216     171%
                                                 --------   -------
    Total revenue..............................  $109,523   $51,483     113%
                                                 --------   -------
                                                 --------   -------

    Total Caribbean Wireless service revenue increased $55,957 or 111% to $106,224. This increase was primarily due to an increase in revenues from new subscribers of $68,197, partially offset by a decrease in retail revenue per subscriber, which, in the aggregate, accounted for a decrease of $12,240.

    The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to an increase in the number of telephone units sold.

    Our Caribbean Wireless operations had approximately 133,500 subscribers at May 31, 1999, an increase of 92% from the 69,500 subscribers at May 31, 1998. Increases from new activations of 105,800 were offset by subscriber cancellations of 41,800. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

    Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $89 for the year ended May 31, 1999, as compared to $92 for the year ended May 31, 1998.

Costs and expenses

                                                 FISCAL YEAR ENDED
                                                 ------------------
                                                 MAY 31,   MAY 31,
                                                  1999       1998     % CHANGE
                                                  ----       ----     --------
Cost of equipment sold.........................  $ 4,711   $  1,229     283%
Cost of services...............................   16,022     12,903      24%
Sales and marketing............................   19,985     12,509      60%
General and administrative.....................   21,975     12,801      72%

Adjusted EBITDA................................   46,830     12,041     289%
Recapitalization costs.........................    8,209         --      N/A
Depreciation and amortization..................   43,988     31,156      41%
                                                 -------   --------
Operating loss.................................  $(5,367)  $(19,115)    (72%)
                                                 -------   --------
                                                 -------   --------

    Cost of equipment sold increased during the year ended May 31, 1999, primarily due to an increase in the number of telephone units sold.

    Cost of services increased during the year ended May 31, 1999, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Caribbean Wireless operation's network.

    Sales and marketing expenses increased during the year ended May 31, 1999, primarily due to the increase in gross subscriber additions.

    General and administrative expenses increased during the year ended May 31, 1999, primarily due to increased costs to support the expanding subscriber base.

    Adjusted EBITDA for the Caribbean Wireless operations for the year ended May 31, 1999 was $46,830, an increase of $34,789 or 289% over the year ended May 31, 1998.

    Depreciation and amortization for the year ended May 31, 1999 was $43,988, an increase of $12,832 or 41% over the year ended May 31, 1998. This increase resulted from depreciation related to capital expenditures made during fiscal 1999 and 1998 in connection with the development and network expansion of our Caribbean wireless telephone systems and the purchase of PCS phones.

    The operating loss for the year ended May 31, 1999 was $5,367, a decrease of $13,748 from the operating loss of $19,115 for the year ended May 31, 1998.

CARIBBEAN WIRELINE OPERATIONS

Revenue

                                                   FISCAL YEAR ENDED
                                                   -----------------
                                                   MAY 31,   MAY 31,
                                                    1999      1998     % CHANGE
                                                    ----      ----     --------
Service revenue..................................  $22,541   $4,687      381%
Equipment sales..................................       --       --       N/A
                                                   -------   ------
Total revenue....................................  $22,541   $4,687      381%
                                                   -------   ------
                                                   -------   ------

    Total Caribbean Wireline revenue increased $17,854 or 381% to $22,541 for the year ended May 31, 1999. Termination revenue increased $9,434, or 556%, to $11,132 for the year ended May 31, 1999. This increase reflects an increase in terminating minutes of use of 456,025, or 581%, with rate per terminating minute remaining consistent at $0.02 per minute for both periods.

    Business switched revenue increased $3,745, or 804%, to $4,211 for the year ended May 31, 1999. These increases reflect an increase in business access lines of 7,637, or 459%, to 9,300 lines as of May 31, 1999. Revenue per access line was $66 for the year ended May 31, 1999, as compared to $56 for the same period in fiscal 1998. This increase reflects increases in outbound minutes of use of 31,875 or 944% for the year ended May 31, 1999. These increases were partially offset by lower usage rates per minute, from $0.051 for the year ended May 31, 1998 to $0.050 for the year ended May 31, 1999.

    Intercompany revenue increased $2,959, or 159%, to $4,815 for the year ended May 31, 1999, as a result of increased services provided and more access lines.

    Private line revenue increased $1,610, or 241%, to $2,278 for the year ended May 31, 1999. These increases reflect an increase in circuits in service from 59 at May 31, 1998 to 231 at May 31, 1999.

Costs and expenses

                                                   FISCAL YEAR ENDED
                                                   -----------------
                                                   MAY 31,   MAY 31,
                                                    1999      1998     % CHANGE
                                                    ----      ----     --------
Cost of equipment sold...........................  $   --    $    --       N/A
Cost of services.................................   8,814      2,109      318%
Sales and marketing..............................   1,993        804      148%
General and administrative.......................   2,497      1,277       96%

Adjusted EBITDA..................................   9,237        497    1,759%
Recapitalization costs...........................   5,285         --       N/A
Depreciation and amortization....................   3,426      1,636      109%
                                                   ------    -------
Operating income (loss)..........................  $  526    $(1,139)      N/A
                                                   ------    -------
                                                   ------    -------

    Cost of services increased during the year ended May 31, 1999, primarily due to an increase in the number of employees to handle growing access/circuit additions, an increase in variable costs associated with a larger customer base, as well as the buildout of the fiber optic network.

    Sales and marketing expenses increased during the year primarily due to increased advertising as well as additional sales force to support the growing business.

    General and administrative expenses increased 96% to $2,497 during the year ended May 31, 1999, primarily due to increased costs to support the expanding customer base.

    Adjusted EBITDA for the Caribbean Wireline operations for the year ended May 31, 1999 was $9,237, an increase of $8,740 or 1,759% over the year ended May 31, 1998.

    Depreciation and amortization for the year ended May 31, 1999 was $3,426, an increase of $1,790 or 109% over the year ended May 31, 1998.

    Operating income for the year ended May 31, 1999 was $526, an increase of $1,665 from the operating loss of $1,139 for the year ended May 31, 1998.

CONSOLIDATED

Other non-operating income and expenses

    During the year ended May 31, 1999, we sold our investment interest in the wireless telephone system serving the Coconino, Arizona RSA for a cash purchase price of $13,500. We recognized a gain of $7,608 as a result of the sale. In addition, we recognized a net gain of $423 upon the disposition of fixed assets during fiscal 1999.

    Net interest expense was $87,693 for the year ended May 31, 1999, an increase of $44,223 or 102% from the year ended May 31, 1998. Gross interest expense for the years ended May 31, 1999 and 1998 was $92,102 and $45,155, respectively. The increase in interest expense reflects an increase in long-term debt of $953,795 from May 31, 1998. On January 7, 1999 we utilized a portion of these additional borrowings to repay existing debt, including the early extinguishment of 99.5% of our Senior Notes due in 2001 and 2004. The increase in long-term debt is also the result of additional borrowings related to our recapitalization, working capital needs and capital expenditures related to the buildout of the Puerto Rico operations PCS network infrastructure and the purchase of PCS telephones. The average debt outstanding during the year ended May 31, 1999 was $883,791, an increase of $413,375 as compared to the average debt level of $470,416 during the year ended May 31, 1998. Our weighted average interest rate increased to 10.4% for the year ended May 31, 1999 from 9.6% for the year ended May 31, 1998.

    After loss attributable to minority interests in subsidiaries for the year ended May 31, 1999, a pretax loss, before extraordinary items, of $51,908 was incurred, as compared to a pretax loss of $45,544 for the year ended May 31, 1998. The income tax benefit was $6,820 for the year ended May 31, 1999. The tax benefits are non-cash in nature.

    The loss before extraordinary item of $45,088 for the year ended May 31, 1999 represents an increase of $13,141 from the loss before extraordinary item of $31,947 for the year ended May 31, 1998. We had a $35,079 extraordinary loss on the early extinguishment of debt, net of income taxes of $16,698 for the year ended May 31, 1999. These factors resulted in a net loss of $80,167 for the year ended May 31, 1999, which represents an increase of $48,220 or 151% from the net loss of $31,947 for the year ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is now equally available to both of the borrowers. The amount available under the revolving credit facility as of May 31, 2000 was $220,000.

    For the year ended May 31, 2000, earnings exceeded fixed charges by $25,448. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $82,624 relating to depreciation and amortization.

    As of May 31, 2000, we had $398,345 of property, plant and equipment (net) placed in service. During the year ended May 31, 2000, we made capital expenditures of $149,112, to continue the construction of our Caribbean systems and our Domestic systems, to expand the coverage areas of existing properties and to upgrade our cell sites and call switching equipment. Capital expenditures for the Caribbean operations were $103,580 for the year ended May 31, 2000, representing 69% of our total capital expenditures. The Caribbean operations capital expenditures included $76,407 to add capacity and services and to continue the expansion of our PCS network infrastructure and $27,173 to purchase telephone units which remain our property while in use by subscribers. Our future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of our wireless telephone systems. During fiscal year 2001, we anticipate capital expenditures in our Domestic systems of approximately $40,000. We currently estimate that the cost to continue the expansion of our Puerto Rico network infrastructure and purchase telephone units through fiscal 2001 will be approximately $92,000. We estimate the initial cost of the buildout of our wireless operations in the Dominican Republic and Jamaica over the next three fiscal years will be approximately $225,000. Additionally, we expect additional capital expenditures to operate our newly-acquired international gateway switch in Miami, Florida and upgrade of the Pegasus Communications cable systems which we expect to acquire in the second quarter of fiscal 2001 will be approximately $23,000 during fiscal 2001. We expect to finance our capital expenditures primarily from cash flow generated from operations and borrowings under our existing revolving credit facility. We may also seek various other sources of external financing, including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities. We expect to consummate the sale of our Southwest properties to Western Wireless Corporation for $202,500 by the end of calendar year 2000.

    In order to meet our obligations with respect to our operating needs, capital expenditures, and debt service obligations, it is important that we continue to improve operating cash flow. Increases in revenue will be dependent upon continued growth in the number of subscribers and maximizing revenue per subscriber. We have continued the development of our managerial, administrative and marketing functions, and are continuing the construction of wireless systems in our existing and recently acquired markets in order to achieve these objectives. There is no assurance that growth in subscribers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to continue to be, capital intensive. Further, due to the start-up nature of our Dominican Republic and Jamaica operations, we expect that it will require additional cash investment to fund our operations over the next several years.

    The following tables sets forth for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash available for (required from) financing and investing activities:

                                                                   YEARS ENDED MAY 31,
                                                        -----------------------------------------
                                                               2000                  1999
                                                        -------------------   -------------------
                                                                     % OF                  % OF
                                                                   NET CASH              NET CASH
                                                         AMOUNT    PROVIDED    AMOUNT    PROVIDED
                                                         ------    --------    ------    --------
Net cash provided by operating activities.............  $ 59,079      27%     $144,178      73%
Interest paid.........................................   159,393      73        52,844      27
                                                        --------     ---      --------     ---
Net cash provided.....................................  $218,472     100%     $197,022     100%
                                                        --------     ---      --------     ---
                                                        --------     ---      --------     ---
Principal uses of cash
Interest paid.........................................  $159,393      73%     $ 52,844      27%
Property, plant & equipment...........................   149,112      68       103,404      52
                                                        --------     ---      --------     ---
    Total.............................................  $308,505     141%     $156,248      79%
                                                        --------     ---      --------     ---
                                                        --------     ---      --------     ---
Cash (required from) available for other financing and
  investing activities................................  $(90,033)    (41)%    $ 40,774      21%
                                                        --------     ---      --------     ---
                                                        --------     ---      --------     ---

    Net cash provided by operating activities for the year ended May 31, 2000 was not sufficient to fund our expenditures for property, plant and equipment of $149,112.

    The following table sets forth the primary cash flows provided by (used in) other financing and investing activities for the periods indicated:

                                                                YEARS ENDED MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
Proceeds from disposition of assets.........................  $      704   $    4,702
Proceeds from issuance of common stock......................          --      427,650
Proceeds from the exercise of stock options.................       1,389           --
Proceeds from issuance of long-term debt....................   1,068,018    1,484,500
Proceeds from maturity of restricted securities.............      79,882       19,998
Disposition of equity investment............................          --       13,500
Distributions received from equity investments -- net.......      16,700       10,958
                                                              ----------   ----------
Cash provided by other financing and investing activities...   1,166,693    1,961,308
                                                              ----------   ----------

                                                  (table continued on next page)

(table continued from previous page)

                                                                YEARS ENDED MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
Acquisition of other assets.................................          --       (2,200)
Acquisition of minority partnership interests...............        (323)          --
Repayment of long-term debt.................................    (969,525)    (531,643)
Debt issuance costs paid....................................      (4,865)     (61,212)
Redemption of preferred stock...............................          --     (128,154)
Treasury stock purchases....................................          --       (1,077)
Acquisition of equity investment............................          --       (3,000)
Purchase of common stock in conjunction with the
  recapitalization..........................................          --   (1,052,436)
Recapitalization costs paid.................................          --      (45,575)
Early extinguishment of debt................................          --      (44,634)
Purchase of restricted securities...........................     (39,886)     (77,499)
Dividends paid..............................................          --      (18,131)
Acquisitions, net of cash acquired..........................    (100,323)          --
                                                              ----------   ----------
Capital available for (needed from) operations and capital
  expenditures..............................................  $   51,771   $   (4,253)
                                                              ----------   ----------
                                                              ----------   ----------

    Based upon current market conditions and its current capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve month period.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

    Our primary acquisition strategy is to acquire controlling ownership interests in communications systems serving markets which are proximate or share a community of interest with our current markets. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies as well as joint marketing benefits. Clustering also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in wireless systems in other geographic areas. We also may pursue other communications businesses we determine to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, or a combination thereof.

    In May 2000, we entered into a definitive agreement to acquire the cable television assets of Pegasus Communications for $170,000 in cash. Pegasus' cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico, and pass approximately 170,000 homes with their 123 route miles of fiber optic and 1,268 route miles of coaxial cable. Pegasus' cable system has over 55,000 subscribers. This transaction is subject to customary closing conditions and is expected to close in the second quarter of fiscal 2001.

    In May 2000, we acquired a 51% interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHZ CDMA license covering the island of Jamaica. Jamaica has a population of approximately 2.6 million. The purchase price was $25,500 in cash.

    In April 2000, we acquired a wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 101,000 Net Pops. The purchase price was approximately $25,600 in cash, subject to adjustment.

    In April 2000, we acquired of a 70% interest in All America Cables and Radio, Inc. ('AACR') in the Dominican Republic for approximately $19,800 in cash, subject to adjustment. AACR is an international long distance provider that also holds a 30 MHz PCS license, a Local Multipoint Distribution System license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately
8.9 million Pops in the Dominican Republic.

    In March 2000, we acquired an international gateway switch in Miami, Florida. With the purchase of this switch, we expect to deliver our growing outbound traffic from our Caribbean service areas much closer to its destination. We belive that there is a significant community of interest between the Puerto Rican, Dominican and Jamaican population on the East Coast of the Untied States and our Caribbean customers. This switch allows us to more cost effectively serve our customers in the Caribbean. In addition, we hope to attract southbound minutes for termination in Puerto Rico, the Dominican Republic, Jamaica and around the region.

    In November 1999, we acquired the wireless telephone system in Allegan, Michigan (Michigan-8) for cash of approximately $31 million and 300,000 shares of our common stock (valued at $3,700 on the closing date), subject to adjustment. Allegan has a population of approximately 103,000 and is contiguous to our existing service areas in Michigan.

    In August 1999, we acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of our common stock (valued at $3,885 on the closing dates). These companies provide network design and integration, systems consulting software design development and complete Internet solutions for businesses in Puerto Rico, such as e-commerce, corporate e-mail, web site development and local area networks to Internet gateways.

STOCK SPLIT

    On January 21, 2000, we effected a three-for-one stock split of all outstanding shares of our common stock. In connection with the stock split, we increased our authorized shares of common stock to 150,000,000 shares.

NAME CHANGE

    On February 29, 2000, we changed our name from Centennial Cellular Corp. to Centennial Communications Corp. to better reflect the integrated communications services we offer.

NEW ACCOUNTING STANDARDS

    In December, 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 'Revenue Recognition in Financial Statements' ('SAB No. 101'). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. We plan to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. We have not determined the impact of the adoption on our results of operations and financial position, but we expect that this change will not affect cash flows.

    In July 1999, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 137 'Deferral of the Effective Date of SFAS No. 133', which defers the effective date of SFAS
No. 133, 'Accounting for Derivative Instruments and Hedging Activities' to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. The Company is currently evaluating the financial impact of adoption of SFAS No. 133, as amended by SFAS No. 138. The adoption is not expected to have a material effect on our results of operations, financial position and cash flows.

    In March 2000, the FASB issued Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board ('APB') Opinion No. 25' ('FIN No. 44'). The interpretation provides guidance in certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this Interpretation clarifies (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are generally effective July 1, 2000, except for certain provisions which apply to modifications to stock awards made after December 15, 1998. We are currently evaluating the financial impact of FIN No. 44 on our consolidated financial statements.

COMMITMENTS AND CONTINGENCIES

    We have filed a shelf registration statement with the SEC for up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of July 31, 2000, 37,613,079 shares remain available for future acquisitions.

SUBSEQUENT EVENTS

    On July 7, 2000, the Securities and Exchange Commission declared our universal shelf registration statement effective which registered an aggregate of $750,000 of securities (debt, common stock, preferred stock and warrants) as well as 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe and an affiliate of the Blackstone Group) and certain other Centennial stockholders.

    On July 24, 2000, we entered into a definitive agreement to sell our Southwest cluster to Western Wireless Corporation for approximately $202,500 in cash. Our Southwest cluster consist of rural service areas in and around Yuma, Arizona (Arizona RSA-4) and El Centro, California (California RSA-7). The Southwest cluster also include paging and specialized mobile radio operations. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close by the end of calendar year 2000.

    On July 18, 2000, we acquired a 60% interest in Infochannel Limited, a leading Internet Service Provider on the island of Jamaica.

    In May 2000, we entered into a definitive agreement to purchase the remaining 74.9% of the non-wireline (A-Side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that we did not own. The Lake Charles market represents approximately 180,000 Net Pops. We completed this acquisition on July 14, 2000 at a purchase price of approximately $42,300 in cash, subject to adjustment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risks due to fluctuations in interest rates. A majority of our long-term debt has variable interest rates. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program.

    The table below presents principal (or notional) amounts and related average interest rate by year of maturity for our long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2000 (based on information provided by one of our lending institutions):

                                               YEAR ENDED MAY 31,
                               ---------------------------------------------------    THERE-                    FAIR
                                 2001       2002       2003      2004       2005      AFTER       TOTAL        VALUE
                                 ----       ----       ----      ----       ----      -----       -----        -----
                                                                 AMOUNTS IN THOUSANDS
Long-term debt:
   Fixed rate................  $  6,225   $  8,398         --        --   $    219   $539,931   $  554,773   $  544,043
   Average interest rate.....      8.00%      8.66%        --        --      10.13%     10.51%       10.37%          --
   Variable rate.............  $  5,500   $ 28,000   $ 61,750   $84,250   $106,750   $736,750   $1,023,000   $1,023,000
   Average interest
     rate(1).................      7.25%      7.37%      7.40%     7.41%      7.43%      7.48%        7.46%          --
Interest rate swaps (pay
 fixed, receive variable):
   Notional amount...........  $350,000   $150,000         --        --         --         --           --   $   14,310
   Average pay rate..........      5.40%      5.38%        --        --         --         --           --           --
   Average receive rate......      7.25%      7.37%        --        --         --         --           --           --
Interest rate collar:
   Notional amount...........  $100,000   $100,000   $100,000        --         --         --           --   $    2,385
   Cap.......................      7.00%      7.00%      7.00%       --         --         --           --           --
   Floor.....................      4.45%      4.45%      4.45%       --         --         --           --           --

---------

(1) Represents the average interest rate before applicable margin

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption 'Index of Financial Statements' in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the fiscal year ended May 31, 2000, we were not involved in any disagreement with our independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to our directors required to be included pursuant to this Item 10 is included under the caption 'Directors and Executive Officers of Centennial' in Part I of this Annual Report on Form 10-K and will also be included under the caption 'Election of Directors' in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the 'Proxy Statement'), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the '34 Act'), and is incorporated in this Item 10 by reference. The information with respect to our executive officers required to be included pursuant to this Item 10 is included under the caption 'Directors and Executive Officers of Centennial' in
Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the 34 Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance.'

ITEM 11. EXECUTIVE COMPENSATION

    The information required to be included pursuant to this Item 11 will be included under the captions 'Executive Compensation and Other Information' in the Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of the top five executive officers and (4) all of our directors and officers as a group required to be included pursuant to this Item 12 will be included under the captions 'Principal Stockholders of the Company', 'Election of Directors' and 'Executive Compensation and Other Information -- Beneficial Ownership by Management' in the Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required to be included pursuant to this Item 13 will be included under the caption 'Certain Relationships and Related Transactions' in the Proxy Statement and is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

    1. INDEX OF FINANCIAL STATEMENTS

        The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Operations.......................   F-3
Consolidated Statements of Common Stockholders' Equity
  (Deficit).................................................   F-4
Consolidated Statements of Cash Flows.......................   F-5
Notes to Consolidated Financial Statements..................   F-6

    2. FINANCIAL STATEMENT SCHEDULE

        Schedule II. Valuation and Qualifying Accounts

    3. EXHIBITS

        See Item 14(c) below.

        (b) Reports on Form 8-K

        1. Form 8-K dated March 21, 2000, relating to our announcement that we anticipated offering $250,000,000 in aggregate principal amount of senior subordinated notes due 2007 in a private placement transaction pursuant to Rule 144A.

        2. Form 8-K dated March 22, 2000, relating to our announcement of our earnings for the three and nine months ended February 29, 2000.

        (c) Exhibits

    The following documents are filed as part of this Annual Report on Form
10-K:

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
    2.1  -- Agreement and Plan of Merger, dated as of July 2, 1998, by and between CCW Acquisition Corp. and Centennial
           Communications Corp. (incorporated by reference to
           Exhibit 2.1 to Centennial Communications Corp.'s Current
           Report on Form 8-K filed on July 16, 1998.
    2.2  -- Amendment to Agreement and Plan of Merger, dated as of
           November 29, 1998, by and between CCW Acquisition Corp.
           and Centennial Communications Corp. (incorporated by
           reference to Exhibit 2.1 to Centennial Communications
           Corp.'s Current Report on Form 8-K filed on December 7,
           1998).
    3.1  -- Amended and Restated Certificate of Incorporation of
           Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.'s
           Registration Statement on Form S-3 filed on July 6, 2000).
    3.2  -- Amended and Restated By-Laws of Centennial Communications
           Corp. (incorporated by reference to Exhibit 3.2 to
           Centennial Communications Corp.'s Current Report on
           Form 8-K filed on January 22, 1999).
    4.1  -- First Amended and Restated Stockholders Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the
           Purchasers named in Schedules I, II, III and IV thereto
           (incorporated by reference to Exhibit 99.3 to Centennial
           Communications Corp.'s Registration Statement on Form S-4
           filed on July 6, 1999).
    4.2  -- First Amended and Restated Registration Rights Agreement
           dated as of January 20, 1999 among CCW Acquisition Corp.
           and the Purchasers named in Schedules I, II, III and IV
           thereto (incorporated by reference to Exhibit 99.4 to
           Centennial Communications Corp.'s Registration Statement
           on Form S-4 filed on July 6, 1999).

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
   4.3  -- Indenture dated as of December 14, 1998 between
           Centennial Cellular Operating Co. LLC and Centennial
           Communications Corp. and Norwest Bank Minnesota as
           successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008
           (incorporated by reference to Exhibit 4.4 to Centennial
           Communications Corp.'s Current Report on Form 8-K filed on
           January 22, 1999).
   4.4  -- Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of
           December 14, 1998 (incorporated by reference to
           Exhibit 4.5 to Centennial Communications Corp.'s Current
           Report on Form 8-K filed on January 22, 1999).
   4.5  -- Form of 10 3/4% Senior Subordinated Note due 2008, Series
           B of the registrant (included in Exhibit 4.3).
   4.6  -- Pledge and Escrow Agreement, dated as of December 14,
           1998, from Centennial Cellular Operating Co. LLC and
           Centennial Communications Corp., as Pledgors, to The Chase
           Manhattan Bank, as Trustee (incorporated by reference to
           Exhibit 4.8 to Centennial Communications Corp.'s Current
           Report on Form 8-K filed on January 22, 1999).
  10.1  -- Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000 among Centennial
           Cellular Operating Co. LLC, as Borrower; Centennial Puerto
           Rico Operations Corp., as PR Borrower; Centennial
           Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders named therein; the
           Chase Manhattan Bank, as Co-Lead Arranger and
           Co-Syndication Agent; Merrill Lynch & Co., Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger
           and Co-Syndication Agent; Bank of America, N.A. as
           Arranger and Administrative Agent; and The Bank of Nova
           Scotia, as Documentation Agent (incorporated by reference
           to Exhibit 10.1 to Centennial Communications Corp.'s
           Quarterly Report on Form 10-Q filed on April 13, 2000).
 *10.2  -- Employment Agreement dated as of January 7, 1999 between
           Centennial Communications Corp. and Michael J. Small
           (incorporated by reference to Exhibit 10.3 to Centennial
           Communications Corp.'s Current Report on Form 8-K filed on
           January 22, 1999).
  10.3  -- Agreement establishing Sacramento Valley Limited
           Partnership, as amended, among PacTel Mobile Access,
           Roseville Telephone Co., Citizens Utilities Company of
           California and Contel Mobilcom, Inc. (incorporated by
           reference to Exhibit 10.14 to Centennial Communications
           Corp.'s Registration Statement on Form S-1 filed on
           September 27, 1991).
  10.4  -- Agreement establishing GTE Mobilnet of San Francisco
           Limited Partnership, as amended (incorporated by reference to Exhibit 10.15 to Centennial Communications Corp.'s
           Registration Statement on Form S-1 filed on September 27,
           1991).
  10.5  -- Facilities Agreement dated as of January 2, 1995 between
           Century ML Cable Venture and Century-ML Cable Corporation
           (incorporated by reference to Exhibit 10.16 to Centennial
           Communications Corp.'s Annual Report on Form 10-K for the
           fiscal year ended May 31, 1997).
 *10.6  -- Centennial Communications Corp. and its Subsidiaries 1999
           Stock Option and Restricted Stock Purchase Plan
           (incorporated by reference to Exhibit A to Centennial
           Communications Corp's Proxy Statement on Form 14A filed on
           September 27, 1999).
**10.7  -- Asset Purchase Agreement dated as of July 24, 2000, by and between Century Yuma Cellular Corp., Hendrix Radio
           Communications, Inc., El Centro Cellular Corp., Century El
           Centro Cellular Corp., Centennial Southwest License
           Company LLC, Centennial Communications Corp., WWC License
           LLC and Western Wireless Corporation.
**12    -- Computation of Ratios.
**21    -- Subsidiaries of Centennial Communications Corp.
**23.1  -- Consent of Deloitte & Touche LLP.
**27    -- Financial Data Schedule.

---------

 * Constitutes a management contract or compensatory plan or arrangement.

** Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CENTENNIAL COMMUNICATIONS CORP.
Neptune, New Jersey

    We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. (formerly Centennial Cellular Corp.) and subsidiaries (the 'Company') as of May 31, 2000 and 1999, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

New York, New York
July 25, 2000

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31,
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                               (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $    12,879   $    51,141
    Restricted investments..................................       19,888        39,480
    Accounts receivable, less allowance for doubtful
      accounts of $6,539 and $3,763, respectively...........       69,692        46,326
    Inventory -- phones and accessories, less allowance for
      obsolescence of $1,052 and $1,315, respectively.......       10,835         7,631
    Prepaid expenses and other current assets...............        6,452           737
                                                              -----------   -----------
        Total current assets................................      119,746       145,315
Property, plant and equipment -- net........................      398,345       300,120
Restricted investments, long-term...........................           --        19,038
Equity investments in wireless systems -- net...............       72,894        75,723
Debt issuance costs, less accumulated amortization of
  $10,112 and $2,905, respectively..........................       56,109        58,307
Domestic cellular licenses, less accumulated amortization of
  $304,922 and $298,725, respectively.......................      241,855       202,599
Caribbean wireless licenses, less accumulated amortization
  of $5,462 and $3,893, respectively........................      122,297        58,866
Goodwill, less accumulated amortization of $34,462 and
  $30,430, respectively.....................................      137,545       119,172
Other assets -- net.........................................       23,942         7,141
                                                              -----------   -----------
        Total...............................................  $ 1,172,733   $   986,281
                                                              -----------   -----------
                                                              -----------   -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt.......................  $    11,725   $     4,500
    Short-term debt.........................................        6,688            --
    Accounts payable........................................       32,238        22,968
    Accrued expenses and other current liabilities..........      106,943       102,371
    Payable to affiliates...................................          125           125
                                                              -----------   -----------
        Total current liabilities...........................      157,719       129,964
Long-term debt..............................................    1,566,048     1,459,295
Minority interest in subsidiaries...........................       25,296            --
Common stockholders' equity (deficit):
    Common stock par value $.01 per share:
        1 vote per share, 150,000,000 shares authorized;
          issued, 94,413,714 and 93,673,386 shares,
          respectively; and
          outstanding 94,343,211 and 93,602,883 shares,
          respectively......................................          944           937
    Common stock issuable...................................        2,355            --
    Additional paid-in capital..............................      426,675       418,749
    Accumulated deficit.....................................   (1,004,910)   (1,021,587)
                                                              -----------   -----------
                                                                 (574,936)     (601,901)
Less: Cost of 70,503 common shares in treasury..............       (1,077)       (1,077)
Deferred compensation.......................................         (317)           --
                                                              -----------   -----------
        Total common stockholders' equity (deficit).........     (576,330)     (602,978)
                                                              -----------   -----------
            Total...........................................  $ 1,172,733   $   986,281
                                                              -----------   -----------
                                                              -----------   -----------

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                                ----        ----       ----
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenue:
    Service revenue.........................................  $ 479,844   $360,901   $231,097
    Equipment sales.........................................     21,450      8,250      4,719
                                                              ---------   --------   --------
                                                                501,294    369,151    235,816
                                                              ---------   --------   --------
Costs and expenses:
    Cost of equipment sold..................................     33,538     23,065     16,852
    Cost of services........................................     62,007     49,832     37,966
    Sales and marketing.....................................     76,800     51,538     35,874
    General and administrative..............................     91,090     61,218     45,916
    Depreciation and amortization...........................     82,624    114,696    114,194
    Recapitalization costs..................................         --     52,831         --
                                                              ---------   --------   --------
                                                                346,059    353,180    250,802
                                                              ---------   --------   --------
Operating income (loss).....................................    155,235     15,971    (14,986)
                                                              ---------   --------   --------
Income from equity investments..............................     16,500     11,502     13,069
(Loss) gain on disposition of assets........................        (72)     8,031          5
Interest expense -- net.....................................   (149,494)   (87,693)   (43,470)
                                                              ---------   --------   --------
Income (loss) before income taxes, minority interest and
  extraordinary item........................................     22,169    (52,189)   (45,382)
Income tax (expense) benefit................................     (5,568)     6,820     13,597
                                                              ---------   --------   --------
Income (loss) before minority interest and extraordinary
  item......................................................     16,601    (45,369)   (31,785)
Minority interest in loss (income) of subsidiaries..........         76        281       (162)
                                                              ---------   --------   --------
    Income (loss) before extraordinary item.................     16,677    (45,088)   (31,947)
Extraordinary loss on early extinguishment of debt, net of
  income taxes of ($16,698).................................         --    (35,079)        --
                                                              ---------   --------   --------
    Net income (loss).......................................  $  16,677   $(80,167)  $(31,947)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
Dividend on preferred stock.................................  $      --   $  9,906   $ 16,451
                                                              ---------   --------   --------
Income (loss) applicable to common shares...................  $  16,677   $(90,073)  $(48,398)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
Basic earnings (loss) per common share:
    Income (loss) before extraordinary item.................  $    0.18   $  (0.44)  $  (0.32)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Extraordinary loss on early extinguishment of debt......  $      --   $  (0.28)  $     --
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Net income (loss) applicable to common shares...........  $    0.18   $  (0.72)  $  (0.32)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
Diluted earnings (loss) per common share:
    Income (loss) before extraordinary item.................  $    0.17   $  (0.44)  $  (0.32)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Extraordinary loss on early extinguishment of debt......  $      --   $  (0.28)  $     --
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Net income (loss) applicable to common shares...........  $    0.17   $  (0.72)  $  (0.32)
                                                              ---------   --------   --------
                                                              ---------   --------   --------
Weighted average number of common shares outstanding during
  the year
    Basic...................................................     93,994    125,384    151,276
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Diluted.................................................     97,353    125,384    151,276
                                                              ---------   --------   --------
                                                              ---------   --------   --------

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK
                         ----------------------------------------------
                                CLASS A                  CLASS B           COMMON    ADDITIONAL
                         ----------------------   ---------------------    STOCK      PAID-IN     TREASURY
                            SHARES      DOLLARS     SHARES      DOLLARS   ISSUABLE    CAPITAL      STOCK
                            ------      -------     ------      -------   --------    -------      -----
                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31,
 1997..................    49,478,652   $   495    10,544,113    $ 105     $   --    $ 369,374    $ (1,801)
3-for-1 stock split
 effective January 20,
 2000..................    98,957,304       989            --       --         --         (989)         --
Common stock issued in
 connection with
 incentive plans.......     2,014,191        20            --       --         --        4,747          --
Preferred stock
 dividends.............            --        --            --       --         --      (16,451)         --
Treasury stock
 purchases.............            --        --            --       --         --           --     (28,813)
Repayment of
 shareholder note
 receivable............            --        --            --       --         --           --          --
Net loss...............            --        --            --       --         --           --          --
                         ------------   -------   -----------    -----     ------    ---------    --------
Balance at May 31,
 1998..................   150,450,147     1,504    10,544,113      105         --      356,681     (30,614)
Common stock issued in
 connection with
 incentive plans.......     4,211,469        42            --       --         --        4,852          --
Common stock issued in
 connection with
 employee stock
 purchase plan.........       146,640         1            --       --         --          256          --
Deferred compensation
 employment
 agreement.............       150,009         2            --       --         --          748          --
Recapitalization:
   Repurchase of the
    class A & B common
    stock..............  (133,341,984)   (1,333)  (10,544,113)    (105)        --     (339,447)         --
   Retirement of
    treasury stock.....   (14,689,881)     (146)           --       --         --           97      30,614
   Recapitalization
    costs..............            --        --            --       --         --      (16,165)         --
   Capital
    contributions......    86,746,986       867            --       --         --      421,633          --
Preferred stock
 dividends.............            --        --            --       --         --       (9,906)         --
Treasury stock
 purchases.............            --        --            --       --         --           --      (1,077)
Amortization of
 deferred
 compensation..........            --        --            --       --         --           --          --
Net loss...............            --        --            --       --         --           --          --
                         ------------   -------   -----------    -----     ------    ---------    --------
Balance at May 31,
 1999..................    93,673,386       937            --       --         --      418,749      (1,077)
Common stock issued in
 connection with
 acquisitions..........       420,000         4            --       --         --        5,226          --
Common stock issued in
 connection with
 incentive plans.......       295,680         3            --       --         --        1,390          --
Deferred compensation..        24,648        --            --       --         --          438          --
Amortization of
 deferred
 compensation..........            --        --            --       --         --           --          --
Income tax benefit from
 stock options
 exercised.............            --        --            --       --         --          872          --
Common stock issuable
 (Note 11).............            --        --            --       --      2,355           --          --
Net income.............            --        --            --       --         --           --          --
                         ------------   -------   -----------    -----     ------    ---------    --------
Balance at May 31,
 2000..................    94,413,714   $   944            --    $  --     $2,355    $ 426,675    $ (1,077)
                         ------------   -------   -----------    -----     ------    ---------    --------
                         ------------   -------   -----------    -----     ------    ---------    --------


                         SHAREHOLDER
                            NOTE         DEFERRED     ACCUMULATED
                         RECEIVABLE    COMPENSATION     DEFICIT        TOTAL
                         ----------    ------------     -------        -----
                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31,
 1997..................    $(3,000)      $    --      $ (252,291)   $   112,882
3-for-1 stock split
 effective January 20,
 2000..................         --            --              --             --
Common stock issued in
 connection with
 incentive plans.......         --        (3,029)             --          1,738
Preferred stock
 dividends.............         --            --              --        (16,451)
Treasury stock
 purchases.............         --            --              --        (28,813)
Repayment of
 shareholder note
 receivable............      3,000            --              --          3,000
Net loss...............         --            --         (31,947)       (31,947)
                           -------       -------      -----------   -----------
Balance at May 31,
 1998..................         --        (3,029)       (284,238)        40,409
Common stock issued in
 connection with
 incentive plans.......         --            --              --          4,894
Common stock issued in
 connection with
 employee stock
 purchase plan.........         --            --              --            257
Deferred compensation
 employment
 agreement.............         --          (750)             --             --
Recapitalization:
   Repurchase of the
    class A & B common
    stock..............         --         2,573        (692,002)    (1,030,314)
   Retirement of
    treasury stock.....         --            --         (30,565)            --
   Recapitalization
    costs..............         --            --          65,385         49,220
   Capital
    contributions......         --            --              --        422,500
Preferred stock
 dividends.............         --            --              --         (9,906)
Treasury stock
 purchases.............         --            --              --         (1,077)
Amortization of
 deferred
 compensation..........         --         1,206              --          1,206
Net loss...............         --            --         (80,167)       (80,167)
                           -------       -------      -----------   -----------
Balance at May 31,
 1999..................         --            --      (1,021,587)      (602,978)
Common stock issued in
 connection with
 acquisitions..........         --            --              --          5,230
Common stock issued in
 connection with
 incentive plans.......         --            --              --          1,393
Deferred compensation..         --          (438)             --             --
Amortization of
 deferred
 compensation..........         --           121              --            121
Income tax benefit from
 stock options
 exercised.............         --            --              --            872
Common stock issuable
 (Note 11).............         --            --              --          2,355
Net income.............         --            --          16,677         16,677
                           -------       -------      -----------   -----------
Balance at May 31,
 2000..................    $    --       $  (317)     $(1,004,910)  $  (576,330)
                           -------       -------      -----------   -----------
                           -------       -------      -----------   -----------

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MAY 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                                 ----         ----         ----
                                                                     (AMOUNTS IN THOUSANDS)
Operating activities:
   Cash received from subscribers and others................  $  508,286   $   401,316   $ 260,147
   Cash paid to suppliers, employees and governmental
    agencies................................................    (289,814)     (204,294)   (162,638)
   Interest paid............................................    (159,393)      (52,844)    (42,738)
                                                              ----------   -----------   ---------
      Net cash provided by operating activities.............      59,079       144,178      54,771
                                                              ----------   -----------   ---------
Investing activities:
   Proceeds from disposition of assets......................         704         4,702          45
   Capital expenditures.....................................    (149,112)     (103,404)   (129,300)
   Acquisition of other assets..............................          --        (2,200)     (6,178)
   Purchase of restricted securities........................     (39,886)      (77,499)         --
   Proceeds from maturity of restricted securities..........      79,882        19,998          --
   Disposition of equity investment.........................          --        13,500          --
   Acquisitions, net of cash acquired.......................    (100,323)       (3,000)         --
   Acquisition of minority partnership interests............        (323)           --          --
   Distributions received from equity investments...........      19,779        10,958      10,109
   Capital contributed to equity investments................      (3,079)           --        (787)
                                                              ----------   -----------   ---------
      Net cash used in investing activities.................    (192,358)     (136,945)   (126,111)
                                                              ----------   -----------   ---------
Financing activities:
   Proceeds from the issuance of long-term debt.............   1,068,018     1,484,500     216,000
   Repayment of long-term debt..............................    (969,525)     (531,643)   (135,000)
   Debt issuance costs paid.................................      (4,865)      (61,212)     (1,167)
   Premiums paid on early extinguishment of debt............          --       (44,634)         --
   Proceeds from issuance of class A common stock...........          --       427,650         863
   Proceeds from the exercise of stock options..............       1,389            --          --
   Redemption of preferred stock............................          --      (128,154)         --
   Purchase of common stock in conjunction with
    recapitalization........................................          --    (1,052,436)         --
   Dividends paid...........................................          --       (18,131)    (12,338)
   Proceeds from shareholder note receivable................          --            --       3,000
   Treasury stock purchases.................................          --        (1,077)    (28,813)
   Recapitalization costs paid..............................          --       (45,575)         --
                                                              ----------   -----------   ---------
      Net cash provided by financing activities.............      95,017        29,288      42,545
                                                              ----------   -----------   ---------
Net (decrease) increase in cash and cash equivalents........     (38,262)       36,521     (28,795)
Cash and cash equivalents, beginning of year................      51,141        14,620      43,415
                                                              ----------   -----------   ---------
Cash and cash equivalents, end of year......................  $   12,879   $    51,141   $  14,620
                                                              ----------   -----------   ---------
                                                              ----------   -----------   ---------
Reconciliation of net income (loss) to net cash provided by
 operating activities:
   Net income (loss)........................................  $   16,677   $   (80,167)  $ (31,947)
                                                              ----------   -----------   ---------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization............................      82,624       114,696     114,194
   Minority interest in (loss) income of subsidiaries.......         (76)         (281)        162
   Deferred income taxes....................................      (3,849)       (9,886)    (17,393)
   Equity in undistributed earnings of investee companies...     (16,500)      (11,502)    (13,069)
   Loss (Gain) on disposition of assets.....................          72        (8,031)         (5)
   Extraordinary loss on extinguishment of debt.............          --        35,079          --
   Recapitalization costs...................................          --        52,831          --
   Other....................................................       7,011         5,577       3,469
   Change in assets and liabilities net of effects of
    acquisitions:
      Accounts receivable -- (increase).....................     (16,087)      (11,052)     (9,225)
      Prepaid expenses and other current
        assets -- (increase)................................      (7,112)         (858)     (3,014)
      Accounts payable, accrued expenses and other current
        liabilities -- (decrease) increase..................      (5,375)       55,586       8,981
      Customer deposits and prepayments -- increase.........       1,694         2,186       2,618
                                                              ----------   -----------   ---------
   Total adjustments........................................      42,402       224,345      86,718
                                                              ----------   -----------   ---------
Net cash provided by operating activities...................  $   59,079   $   144,178   $  54,771
                                                              ----------   -----------   ---------
                                                              ----------   -----------   ---------

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Description of business -- Centennial Communications Corp. (together with its subsidiaries and partnership interests, the 'Company') provides mobile wireless communications domestically and mobile wireless communications and competitive local exchange services in the Caribbean.

    The Company owns, operates and invests in wireless telephone systems in the United States pursuant to 31 cellular licenses which it owns. The Company's Caribbean operations are centered in Puerto Rico where it provides wireless PCS and wireline services including switched voice, Internet and private line services over its own fiber optic and microwave network. The Company recently acquired controlling interests in All America Cables and Radio, Inc. ('AACR') in the Dominican Republic and Paradise Wireless (Jamaica) Limited in Jamaica. The Company expects to operate its Dominican Republic business pursuant to a 30 MHz personal communications services ('PCS') license, a Local Multipoint Distribution System ('LMDS') license and certification to provide a broad range of telecommunications services in the Dominican Republic. The Company expects to operate its Jamaica business pursuant to a 20 MHz code division multiple access ('CDMA') license.

    Principles of consolidation -- The consolidated financial statements include the accounts of the Company and all of its subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

    Cash and cash equivalents -- Short-term investments classified as cash equivalents in the consolidated financial statements consist principally of overnight deposits and commercial paper with acquired maturities of three months or less.

    Restricted investments -- Restricted investments consist of overnight deposits and U.S. government securities with original maturity dates of greater than three months. All U.S. government securities are classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards ('SFAS') No. 115 'Accounting for Certain Investments in Debt and Equity Securities'. Accordingly, these securities are presented at cost, adjusted for amortization of premiums and discounts (See Notes 3 and 6). Restricted investments are classified as current, based on the date of the interest payment for which they are pledged. At May 31, 2000, restricted investments consist of overnight deposits.

    Inventory -- Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on a specific identification basis.

    Property, plant and equipment -- Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets:

Telephone transmission and distribution systems and related
  equipment.................................................  10 years
Miscellaneous equipment and furniture and fixtures..........  5-15 years
PCS phones..................................................  18 months

    Equity investments in wireless systems -- The Company accounts for its equity investments in wireless systems under the equity method. Under the equity method, the Company records such investments at purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions, and the Company's share of the partnership's results of operations. The difference between the cost of such investment and the underlying book value of $117,789 as of May 31, 2000 is amortized over forty years. For the year ended May 31, 1998, the Company amortized the difference between the cost of such investment and the underlying book value over ten years. Effective March 1, 1999, the Company prospectively changed its amortization period for the difference between the cost of such investment and the underlying book value from ten years to forty years to better reflect the period over which the economic benefits of the equity investments are expected to be realized. The effect of this change in amortization periods was a reduction in amortization expense of $10,866 for the year ended May 31, 2000. The effect of this change in amortization periods (net of the related tax effect) was to increase earnings per share-basic and diluted

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

by $0.09 and $0.08, respectively, for the year ended May 31, 2000. The effect of this change for the fiscal year ended May 31, 1999 was to decrease net loss by approximately $2,717 and decrease loss per common share-basic and diluted by $0.02.

    Domestic cellular and Caribbean wireless licenses -- Domestic cellular licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets. Amortization of domestic cellular licenses is computed using the straight-line method. For the year ended May 31, 1998, the Company amortized its domestic cellular licenses over ten years. Effective
March 1, 1999, the Company prospectively changed its amortization period for domestic cellular licenses from ten years to forty years to better reflect the period over which the economic benefits of the cellular licenses are expected to be realized. The effect of this change in amortization periods was a reduction in amortization expense of $33,627 for the year ended May 31, 2000. The effect of this change in amortization periods (net of the related tax effect) was to increase earnings per share-basic and diluted by $0.27 and $0.26, respectively, for the year ended May 31, 2000. The effect of this change in the year ended
May 31, 1999 was to decrease net loss by approximately $9,272 and decrease loss per common share-basic and diluted by $0.07. The Caribbean wireless licenses are being amortized over a forty-year life using the straight-line method commencing with the date of operations (See Valuation of long lived assets).

    Goodwill -- The excess of purchase price over the estimated fair value of tangible and intangible net assets acquired is being amortized using the straight-line method over its estimated useful life, ranging from 10 to 40 years (See Valuation of long lived assets).

    Other assets -- Included in other assets at May 31, 2000 and 1999 is a $6,000 deferred charge, net of accumulated amortization of $830 and $590, respectively, which represents certain costs incurred by the Company in relation to an agreement with Century-ML Cable Venture dated January 2, 1995. These costs are being amortized over the life of the agreement (25 years). Also included in other assets at May 31, 2000 is customer lists, totaling $13,774, net of accumulated amortization of $864, which were purchased by the Company in acquisitions. The customer lists are being amortized over 4 years.

    Valuation of long lived assets -- Long lived assets such as property, plant and equipment, licenses and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of wireless properties, competition, prevailing economic conditions, government policy including taxation and the Company's and the industry's historical and current growth patterns. The Company also considers the recoverability of the cost of its long lived assets based on a comparison of estimated undiscounted operating cash flows for the systems which generated long lived assets with the carrying value of the long lived assets.

    Derivative financial instruments -- The Company uses interest rate swap and collar agreements as part of its interest rate risk management program. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor.

    Revenue recognition -- Wireless telephone service income includes earned subscriber service revenues, net of associated roaming costs. Subscriber services paid in advance are recognized as income when earned. Installation and connection revenue is recognized in the period in which the installation and connection services are provided. The services provided to earn these installation and connection revenues relate to the programming of the phones and establishing the customer account. Related costs from installations and connections are recorded in the period the installation and connection services are provided.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

    Income taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes' which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

    Income (loss) per common share -- Income (loss) per common share is calculated using the average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, 'Earnings per Share'. The difference between basic and diluted weighted average number of common shares outstanding during the year ended May 31, 2000 reflects the dilutive effect of stock options outstanding during the year. Due to the net losses incurred during the years ended May 31, 1999 and 1998, all options outstanding during those periods were anti-dilutive; thus basic and diluted EPS shares are equal.

    Foreign currency translation -- The U.S. dollar is the functional currency of the Company's worldwide operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, intangible assets and stockholders' equity, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency denominated monetary assets and liabilities will be included in income in the period in which they occur.

    Management estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

    Reclassifications -- Certain prior year balances have been reclassified to conform with the current year presentation.

    Stock split -- On January 21, 2000, outstanding shares of common stock were split three-for-one. All common share and per share amounts have been restated to reflect the split.

    New accounting pronouncements -- In December, 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 'Revenue Recognition in Financial Statements' ('SAB No. 101'). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. The Company has not determined the impact of the adoption on its results of operations and financial position, but the Company expects that this change will not affect cash flows.

    In July 1999, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 137 'Deferral of the Effective Date of SFAS No. 133', which defers the effective date of SFAS
No. 133, 'Accounting for Derivative Instruments and Hedging Activities' to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. The Company is currently evaluating the financial impact of adoption of SFAS No. 133, as amended by SFAS No. 138. The adoption is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

    In March 2000, the FASB issued Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board ('APB') Opinion No. 25' ('FIN No. 44'). The interpretation provides guidance in certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things,

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

this Interpretation clarifies (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are generally effective July 1, 2000, except for certain provisions which apply to modifications to stock awards made after December 15, 1998. The Company is currently evaluating the financial impact of FIN No. 44 on its consolidated financial statements.

2. THE 1999 MERGER

    On January 7, 1999, CCW Acquisition Corp. ('Acquisition'), a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. ('WCAS VIII'), merged with and into the Company (the 'Merger'). The Company continued as the surviving corporation in the Merger (the 'Surviving Corporation'). The Merger was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities were not affected and no new goodwill related to the Merger was created.

    Pursuant to the terms of the merger agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the 'Merger Agreement'), at the time of the Merger, (i) the Company's outstanding class A common stock was converted into the right to receive $4.61 per share (adjusted for two three for one stock splits for holders' of record on January 8, 1999 and December 20, 1999) in cash or to receive common shares of the Surviving Corporation (the 'Surviving Corporation Shares') representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger,
(ii) the Company's outstanding class B common stock was converted into the right to receive $41.50 per share in cash (not adjusted for two three for one stock splits), and (iii) all outstanding convertible redeemable preferred stock and second series convertible redeemable preferred stock was converted into the right to receive $41.50 per share in cash (not adjusted for two three for one stock splits) on an as-converted basis. Holders of class A common stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

    Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Company's 1991 Employee Stock Option Plan and Non-Employee/Officer Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $4.61 and the exercise price of the option prior to the effective time of the Merger.

    The Company recorded one-time charges of $52,831 for the fiscal year ended May 31, 1999 as recapitalization costs. These costs are primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation. The Caribbean operations accounted for $13,494 of the recapitalization costs.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

3. ACCOUNT ANALYSIS

    Property, plant and equipment consists of the following:

                                                                     MAY 31,
                                                              ---------------------
                                                                2000        1999
                                                                ----        ----
Land........................................................  $   2,259   $   2,055
Telephone transmission and distribution systems and related
  equipment.................................................    485,422     348,925
Miscellaneous equipment and furniture and fixtures..........     43,699      27,204
PCS phones..................................................     30,953      34,309
                                                              ---------   ---------
                                                                562,333     412,493
Less accumulated depreciation...............................   (163,988)   (112,373)
                                                              ---------   ---------
                                                              $ 398,345   $ 300,120
                                                              ---------   ---------
                                                              ---------   ---------

    Depreciation expense was approximately $68,788, $63,830 and $46,211 for the years ended May 31, 2000, 1999 and 1998, respectively.

    Accrued expenses and other current liabilities consists of the following:

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
Accrued interest payable....................................  $ 21,264   $ 37,517
Customer deposits & prepayments.............................    14,758     12,531
Accrued unpaid invoices.....................................    37,943     34,086
Accrued property tax........................................    13,338      8,558
Accrued miscellaneous.......................................    19,640      9,679
                                                              --------   --------
                                                              $106,943   $102,371
                                                              --------   --------
                                                              --------   --------

4. EQUITY INVESTMENTS IN WIRELESS SYSTEMS

    The following summarizes the assets, liabilities and partners' capital, and results of operations of the six wireless partnerships in which the Company's investments are accounted for by the equity method. All amounts have been derived from the individual wireless partnerships' financial statements through December 31, 1999 and adjusted for interim financial activity from the wireless partnerships' calendar year end to the Company's fiscal year end.

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                  (UNAUDITED)
Assets
    Current.................................................  $143,259   $117,663
    Noncurrent..............................................   523,807    529,479
                                                              --------   --------
                                                              $667,066   $647,142
                                                              --------   --------
                                                              --------   --------

Liabilities and Partners' Capital
    Current liabilities.....................................  $109,631   $ 97,516
    Noncurrent liabilities..................................     1,996      2,337
    Partners' capital.......................................   555,439    547,289
                                                              --------   --------
                                                              $667,066   $647,142
                                                              --------   --------
                                                              --------   --------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                       (UNAUDITED)
Results of Operations
    Revenues................................................  $678,881   $611,603   $569,756
    Costs and expenses......................................   515,054    478,463    456,881
    Other expense (income)..................................       679        430       (764)
                                                              --------   --------   --------
    Net income..............................................  $163,148   $132,710   $113,639
                                                              --------   --------   --------
                                                              --------   --------   --------
Centennial Communications Corp. share of partnership net
  income....................................................  $ 16,500   $ 11,502   $ 13,069
                                                              --------   --------   --------
                                                              --------   --------   --------

    The following presents the Company's ownership percentage of the wireless partnerships in which the Company's investments are accounted for by the equity method as of May 31, 2000:

       WIRELESS PARTNERSHIP                                   % OWNERSHIP
       --------------------                                   -----------
Lake Charles CellTel Co.....................................     25.1%
Sacramento-Valley Limited Partnership.......................     23.5%
Modoc RSA Limited Partnership...............................     25.0%
Cal-One Cellular Limited Partnership........................      6.9%
Pennsylvania RSA-6 (I) and (II) Limited Partnership.........     14.3%
GTE Mobilnet of California Limited Partnership..............      2.9%

    Under the terms of certain partnership agreements, the Company may be committed to funding other partners' portions of capital expenditures and other costs, if other means of financing are not available to the partnerships. The Company does not expect such funding to be material.

    In May 2000, the Company entered into a definitive agreement to purchase the remaining 74.9% of the Lake Charles license that it did not already own. The Company completed this transaction in July 2000. See Note 15 for further information on this transaction.

    On June 8, 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, representing approximately 43,500 Net Pops, for $13,500 in cash. The Company recorded a pre-tax gain of approximately $7,608 in relation to the sale of this investment interest in fiscal 1999, which is recorded in gain on disposition of assets in the consolidated statement of operations.

5. DEBT

    Short-term debt consists of the following:

                                                                    MAY 31,
                                                              -------------------
                                                               2000         1999
                                                               ----         ----
13% Notes due July 2000.....................................  $6,544       $   --
Other.......................................................     144           --
                                                              ------       ------
                                                              $6,688       $   --
                                                              ------       ------
                                                              ------       ------

    Short-term debt was assumed as part of the acquisition of AACR.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

    Long-term debt consists of the following:

                                                                      MAY 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
8 7/8% Senior Notes due 2001................................  $    1,388   $    1,388
10 1/8% Senior Notes due 2005...............................         219          219
Term Loans..................................................     993,000      897,750
Revolving Credit Facility...................................      30,000       36,000
Mezzanine Debt..............................................     169,931      158,438
10 3/4% Subordinated Debt due 2008..........................     370,000      370,000
Notes Payable...............................................      13,235           --
                                                              ----------   ----------
Total Long-Term Debt........................................  $1,577,773   $1,463,795
Current Portion of Long-Term Debt...........................     (11,725)      (4,500)
                                                              ----------   ----------
Net Long-Term Debt..........................................  $1,566,048   $1,459,295
                                                              ----------   ----------
                                                              ----------   ----------

    On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $993,000 and $30,000, respectively, were outstanding as of May 31, 2000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the LIBOR rate plus the applicable margin. The maximum applicable margin for the term loans ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBOR rates at the interest reset dates. The weighted average LIBOR rate at May 31, 2000 was 6.18%. Substantially all of the Company's assets and the Company's common stock in its subsidiaries is pledged as collateral for the debt.

    In connection with the Merger, an affiliate of WCAS VIII purchased $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ('Mezzanine Debt'). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

    In December 1998, the Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In July 1999, the Company registered the $370,000 of debt securities with the SEC. Approximately $57,500 of the proceeds from this offering were used to purchase a portfolio of government securities that has been pledged for the benefit of holders of the senior subordinated notes to pay the first three interest payments on the notes. The remaining investments, which include overnight investments at May 31, 2000, are recorded as restricted investments on the Company's consolidated balance sheet.

    Notes Payable were assumed as part of the acquisition of AACR and bear fixed interest rates ranging from 8.00% to 10.02% with maturities from January 2001 to April 2002.

    Additionally, in connection with the Merger, the Company consummated tender offers to repurchase its two outstanding public debt issuances (the 'Debt Offers'). At the expiration of the Debt

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

Offers, the Company paid consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. The $1,388 and $219 noted above represent the outstanding balances on these notes. The cost to the Company of the redemption, including accrued interest, premium and expenses were $396,812. In conjunction with the Merger, the Company wrote off the debt issuance costs related to the extinguished debt. The Company recognized an extraordinary loss of $35,079, net of income taxes of $16,698 for the early extinguishment of the Senior Notes. In connection with the Debt Offers, the indentures governing these notes were amended to eliminate substanially all of their restrictive covenants.

    The aggregate annual principal payments for the next five years and thereafter under the Company's long-term debt at May 31, 2000 are summarized as follows:

May 31, 2001................................................  $   11,725
May 31, 2002................................................      36,398
May 31, 2003................................................      61,750
May 31, 2004................................................      84,250
May 31, 2005................................................     106,969
May 31, 2006 and thereafter.................................   1,276,681
                                                              ----------
                                                              $1,577,773
                                                              ----------
                                                              ----------

    Under the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, pay dividends and incur additional indebtedness. The Company was in compliance with all covenants of its debt agreements at May 31, 2000.

    Interest expense, as reflected on the financial statements, has been partially offset by interest income. The gross interest expense for the years ended May 31, 2000, 1999 and 1998 was approximately $153,171, $92,102 and
$45,155, respectively.

    The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the term loans to a fixed rate as part of its interest rate risk management program. The interest rate swap and collar agreements cover a portion of the outstanding principal of the Company's term loans. The notional amounts of the interest rate swap and collar agreements as of May 31, 2000 were $350,000 and $100,000, respectively. The counter-parties on the interest rate swap and collar agreements are major financial institutions. The interest rate swap agreements expire at various times through March 2003, while the interest rate collar agreement expires February 2004. Amounts paid under swap agreements were immaterial and charged to interest expense. The effect of the swap agreements on the weighted average borrowing rate was insignificant.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

    The Company is controlled by WCAS VIII. WCAS VIII and its affiliates have an approximate 60% common stock interest. The Company entered into a stockholders' agreement with WCAS VIII and Blackstone Capital Partners ('Blackstone'), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. For the years ended May 31, 2000 and 1999, the Company recorded expenses of $750 and $313, respectively, under the stockholders' agreement. At May 31, 2000 and 1999, $125 of such amounts were recorded within payable to affiliates in the Company's consolidated balance sheets.

    Prior to the Merger, the Company was controlled by Century Communications Corp. ('Century'). Century had an approximate 34% common stock interest and, through ownership of the Company's class B common stock which had disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. For the years ended May 31, 1999 and 1998, the

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

Company recorded expenses of $583 and $1,000, respectively, under a services agreement pursuant to which Century, through its personnel, provided certain services to the Company.

    Leavy Rosensweig & Hyman, of which David Z. Rosensweig, a director and Secretary of the Company prior to the Merger, was a member, served as general counsel to Century and, prior to the Merger, the Company. The Company paid approximately $248 and $426, for legal services to Leavy, Rosensweig & Hyman for the fiscal years ended May 31, 1999 and 1998, respectively.

7. INCOME TAXES

    The components of the Company's provision (benefit) for income taxes are summarized as follows:

                                                                YEAR ENDED MAY 31,
                                                         --------------------------------
                                                          2000        1999         1998
                                                          ----        ----         ----
Current:
    Federal............................................  $ 3,849     $    --     $    102
    State..............................................    4,210       3,066        3,694
    Foreign............................................    1,358          --           --
                                                         -------     -------     --------
                                                           9,417       3,066        3,796
                                                         -------     -------     --------

Deferred:
    Federal............................................   (5,502)     (7,590)     (13,132)
    State..............................................    1,889      (2,296)      (4,261)
    Foreign............................................     (236)         --           --
                                                         -------     -------     --------
                                                          (3,849)     (9,886)     (17,393)
                                                         -------     -------     --------
        Total..........................................  $ 5,568     $(6,820)    $(13,597)
                                                         -------     -------     --------
                                                         -------     -------     --------

    Deferred income taxes result primarily from non-deductible depreciation and amortization resulting from book and tax basis differences of acquired subsidiaries.

    The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

                                                               YEAR ENDED MAY 31,
                                                       ----------------------------------
                                                         2000         1999         1998
                                                         ----         ----         ----
Computed tax expense (benefit) at federal statutory
  rate on the earnings (loss) before income taxes and
  minority interest..................................  $  7,759     $(18,266)    $(15,883)
Non-deductible amortization resulting from acquired
  subsidiaries.......................................     1,411        1,309        1,341
Minority interest in loss (income) of subsidiaries...        27           98          (57)
State and local income tax provision (benefit), net
  of federal income tax benefit......................     4,105          500         (533)
Nondeductible compensation...........................        --        9,258           --
Nondeductible interest related to high yield debt
  obligation.........................................     1,349          573           --
Foreign withholding tax on deemed distributions for
  Puerto Rico tax purposes...........................     1,122           --           --
Other, including the establishment or release of
  valuation allowance for certain net operating
  losses, certain basis differences in minority
  partnerships and expiring state net operating
  losses.............................................   (10,205)        (292)       1,535
                                                       --------     --------     --------
                                                       $  5,568     $ (6,820)    $(13,597)
                                                       --------     --------     --------
                                                       --------     --------     --------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                              YEAR ENDED MAY 31,
                                                              ------------------
                                                               2000       1999
                                                               ----       ----
Deferred Tax Assets:
    Tax loss and credit carryforwards.......................  $62,102   $ 70,647
    Other...................................................    2,519      4,157
    Valuation allowance.....................................       --    (18,570)
                                                              -------   --------
                                                               64,621     56,234
                                                              -------   --------
Deferred Tax Liabilities:
    Amortization of intangible assets.......................  $33,096   $ 31,447
    Depreciation of fixed assets............................   27,676     24,787
                                                              -------   --------
                                                               60,772     56,234
                                                              -------   --------
Net deferred tax assets.....................................  $ 3,849   $     --
                                                              -------   --------
                                                              -------   --------

    The valuation allowance recorded at May 31, 1999 represents the portion of recorded tax loss carryforwards for which it is more likely than not that the benefit of such carryforwards will not be realized. Such valuation allowance decreased to $0 at May 31, 2000 based on the expiration of certain state net operating losses and the determination that it was more likely than not that the benefit of remaining loss carryforwards will be realized.

    The net deferred tax asset of $3,849 is included in other assets -- net in the consolidated balance sheet.

    At May 31, 2000, the Company and its subsidiaries had approximately $161,482 of net operating loss carryforwards for federal income tax purposes, expiring through May 31, 2020, some of which are subject to limitation on their future utilization under Section 382 of the Internal Revenue Code of 1986.

    The Company has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based upon its determination that such earnings will be indefinitely reinvested. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    To the Company's knowledge, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of the Company's property is subject.

LEASE COMMITMENTS

    The Company's annual lease obligations and expenses under operating leases were approximately $11,787, $8,697 and $6,891 for each of the years ended
May 31, 2000, 1999 and 1998, respectively. As of

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

May 31, 2000, the aggregate minimum rental commitments under noncancelable leases with initial terms in excess of one year were as follows:

May 31, 2001...............................................  $13,866
May 31, 2002...............................................   12,211
May 31, 2003...............................................    8,627
May 31, 2004...............................................    7,137
May 31, 2005...............................................    5,950
May 31, 2006 and thereafter................................   33,080
                                                             -------
                                                             $80,871
                                                             -------
                                                             -------

9. COMMON STOCK AND PREFERRED STOCK

COMMON STOCK

    During the years ended May 31, 1999 and 1998, the Company purchased 70,503 and 13,890,600 shares of its class A common stock for an aggregate purchase price of $1,077 and $28,813, respectively. These shares have been accounted for as treasury shares. The Company currently only has one class of common stock designated as common stock.

PREFERRED STOCK

    During the years ended May 31, 1999 and 1998, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $9,906 and $12,338, respectively. The Company currently has no preferred stock outstanding.

10. COMPENSATION PLANS AND ARRANGEMENTS

1999 STOCK OPTION PLAN

    The Company's 1999 Stock Option and Restricted Stock Purchase Plan (the '1999 Stock Option Plan') provides for the grant of 'incentive stock options' as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the 'Code'), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The number of shares of common stock of the Company authorized for issuance under the 1999 Stock Option Plan is 9,000,000 shares.

    For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. As of May 31, 2000, 24,648 shares of common stock were issued and outstanding as restricted stock under the 1999 Stock Option Plan.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

1991 EMPLOYEE STOCK OPTION PLAN

    The Company's 1991 Employee Stock Option Plan (the 'Employee Stock Option Plan') as amended, provided for the grant of options to purchase up to 18,225,000 shares of class A common stock reserved thereunder to directors, officers and other key employees of the Company. The Employee Stock Option Plan permitted the issuance of 'incentive stock options', as defined in Section 422A of the Code, as well as non-qualified stock options and stock appreciation rights. The maximum term of each option was ten years.

    For any participant who owned shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options became exercisable at such time or times as the Employee Stock Option Committee determined when it granted options. The Employee Stock Option Plan permitted the exercise of options by the payment of cash or delivery of shares of class A common stock equal in fair market value on the date of exercise to the exercise price. Options granted under the Employee Stock Option Plan were not transferable by the holder. During the fiscal years ended May 31, 1999 and 1998, the number of such options awarded were approximately 0 and 4,392,000, respectively.

    Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Employee Stock Option Plan was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $4.61 (adjusted for two three for one stock splits for holders' of record on January 8, 1999 and December 20, 1999) and the exercise price of the option prior to the effective time of the Merger. The Employee Stock Option Plan was terminated in connection with the Merger (See
Note 2).

DIRECTOR OPTION PLAN

    The Company's Non-Employee/Officer Director Option Plan (the 'Director Option Plan') was adopted on October 27, 1993. The Director Option Plan provided for the grant of non-qualified options to purchase up to 450,000 shares of class A common stock to non-employee/officer directors, who were not employees of the Company or its subsidiaries. Options for 9,000 shares of class A common stock were automatically granted under the Director Option Plan on the date of the annual meeting of shareholders of the Company in each of the years 1993 through 1998. Generally, the option price of non-qualified stock options granted may be as determined by the Director Option Committee, but must be at least equal to 100% of the fair market value of the shares on the date of the grant.

    Options became exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. The Director Option Plan permitted the exercise of options by payments of cash or class A common stock equal in value to the option price. Options granted under the Director Option Plan were not transferable by the holder other than by will or the laws of descent and distribution. During each of the fiscal years ended May 31, 1999 and 1998, 0 and 36,000 of such options were awarded, respectively.

    Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $4.61 (adjusted for two three for one stock splits for holders' of record on January 8, 1999 and December 20,
1999) and the exercise price of the option prior to the effective time of the Merger. The Director Option Plan was terminated in connection with the Merger (See Note 2).

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

    A summary of the status of the Company's stock options as of May 31, 1998, 1999 and 2000 and changes during the years then ended are presented below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE
                                                                   NUMBER      PRICE
                                                                   ------      -----
1998  Outstanding at June 1, 1997..............................  10,375,686    $ 1.20
      Granted..................................................   4,428,000    $ 2.11
      Exercised................................................    (455,544)   $ 1.17
      Canceled.................................................    (824,355)   $ 1.49
                                                                 ----------
      Options outstanding as of May 31, 1998...................  13,523,787    $ 1.48

1999  Granted..................................................   5,478,000    $ 4.64
      Exercised................................................  (4,211,469)   $ 1.16
      Canceled.................................................  (9,348,318)   $ 1.64
                                                                 ----------
      Options outstanding as of May 31, 1999...................   5,442,000    $ 4.64

2000  Granted..................................................   3,490,600    $14.53
      Exercised................................................    (295,680)   $ 4.71
      Canceled.................................................  (1,865,249)   $ 6.27
                                                                 ----------
      Options Outstanding at May 31, 2000......................   6,771,671    $ 9.29
                                                                 ----------
                                                                 ----------
      Options exercisable at May 31, 2000......................     771,955    $ 4.65
                                                                 ----------    ------
                                                                 ----------    ------

    The following table summarizes information about options outstanding at May 31, 2000:

                                                          WEIGHTED
                                             NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                           OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                           AT MAY 31,    CONTRACTUAL   EXERCISE   AT MAY 31,    EXERCISE
        RANGE OF EXERCISE PRICES              2000          LIFE        PRICE        2000        PRICE
        ------------------------              ----          ----        -----        ----        -----
$4.61 - 6.00.............................   3,677,821    8.61 years     $ 4.63      770,830      $ 4.63
$11.67 - 13.15...........................   1,426,950    9.08 years     $12.40           --      $   --
$16.13 - 19.25...........................   1,596,700    9.68 years     $16.59        1,125      $16.43
$24.38...................................      70,200    9.79 years     $24.38           --      $   --
                                            ---------    ----------     ------      -------      ------
                                            6,771,671    8.97 years     $ 9.29      771,955      $ 4.65
                                            ---------    ----------     ------      -------      ------
                                            ---------    ----------     ------      -------      ------

    The following table summarizes information about options exercisable at May 31, 1999 and 1998:


                                                                             WEIGHTED
                                                                              AVERAGE
YEAR ENDED                                                       NUMBER      EXERCISE
  MAY 31,                                                      EXERCISABLE     PRICE
  -------                                                      -----------     -----
   1999   ..................................................           --      $  --
   1998   ..................................................    5,085,009      $1.20

1991 EMPLOYEE STOCK PURCHASE PLAN

    The Company had reserved 1,800,000 shares of class A common stock for issuance under the 1991 Employee Stock Purchase Plan (the 'Purchase Plan'). Under the Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) were able to subscribe for shares of class A common stock at a purchase price of 85% of the average market price (as defined) of the class A common stock on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares was to be made in installments

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

through payroll deductions, with no right of prepayment. The Purchase Plan was administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of class A common stock under the Purchase Plan could not be transferred by the recipient and could be forfeited in the event of the recipient's termination of employment. During the fiscal years ended May 31, 1999 and 1998, 146,640 and 317,340 shares, respectively, were purchased by employees under the Purchase Plan. The Purchase Plan was terminated in connection with the Merger.

EQUITY INCENTIVE PLAN

    The Company's 1993 Equity Incentive Plan (the 'Equity Plan') was adopted by the Board of Directors and approved by the stockholders on October 27, 1993 and amended on October 29, 1996. The plan permitted the issuance of up to 3,150,000 shares of the Company's class A common stock for high levels of performance and productivity by officers and other management employees of the Company. The plan authorized the Compensation Committee of the Company's Board of Directors to grant stock based awards that include but were not limited to, restricted stock, performance shares and deferred stock. The Committee determined the recipients and provisions of the grants under the Equity Plan, including the grant price, term and number of shares subject to grant.

    Generally, any employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of class A common stock received by the employee. During the fiscal years ended May 31, 1999 and 1998, the number of restricted shares issued for awards under the Equity Plan were 0 and 1,179,000, respectively. These restricted shares vested pursuant to the Merger Agreement and the Equity Plan was terminated.

    The estimated weighted average fair value of options granted during fiscal 2000, 1999 and 1998 were $7.97 per share, $2.30 per share, and $0.74 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option plan.

    Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of SFAS No. 123 'Accounting for Stock-Based Compensation', the Company's net income (loss) and net income
(loss) per common share for the years ended May 31, 2000, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                                          2000       1999       1998
                                                          ----       ----       ----
Income (Loss) applicable to common shares:
    As reported........................................  $16,677   $(90,073)  $(48,398)
    Pro forma..........................................  $10,255   $(91,228)  $(49,306)

Income (Loss) per common share:
    Basic:  As reported................................  $  0.18   $  (0.72)  $  (0.32)
           Pro forma...................................  $  0.11   $  (0.73)  $  (0.33)

    Diluted: As reported...............................  $  0.17   $  (0.72)  $  (0.32)
           Pro forma...................................  $  0.10   $  (0.73)  $  (0.33)

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

The fair value of options granted under the Company's stock option plans during fiscal 2000, 1999 and 1998 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used:

                                                            2000      1999      1998
                                                            ----      ----      ----
Expected volatility......................................   64.55%    57.00%    43.63%
Risk-free interest rate..................................    6.54%     5.64%     5.45%
Expected lives of option grants..........................  4 years   4 years   3 years
Expected dividend yield..................................    0.00%     0.00%     0.00%

RETIREMENT PLANS

    The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. Effective in fiscal year 1999, the Company began providing a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,205, $1,376 and $326 for the years ended May 31, 2000, 1999, and 1998, respectively. The profit sharing component represented approximately $353 and $816 of the total expense for the years ended May 31, 2000 and 1999, respectively.

11. ACQUISITIONS

    In May 2000, the Company acquired a 51% interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHZ CDMA license covering the island of Jamaica. The purchase price was $25,500 in cash. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

    In April 2000, the Company acquired a wireless telephone system in the Kokomo, Indiana MSA for cash of approximately $25,600, subject to adjustment.

    In April 2000, the Company acquired a 70% interest in AACR in the Dominican Republic. AACR is an international long distance provider that also holds a 30 MHz PCS license, a LMDS license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The purchase price was approximately $19,800 in cash, subject to adjustment. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

    In November 1999, the Company acquired the wireless telephone system in Allegan, Michigan (Michigan-8) for cash of approximately $31,000 and 300,000 shares of the Company's common stock (valued at $3,700 on the closing date), subject to adjustment.

    In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of the Company's common stock (valued at $3,885 on the closing dates). 120,000 of the shares were issued in December 1999 and the remaining 120,000 shares are included in common stock issuable in the consolidated balance sheet. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years.

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

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

12. PRO FORMA INFORMATION

    The summary pro forma information includes the operations of the Company and the completed acquisitions as if such acquisitions had been consummated as of June 1, 1998.

                                                          YEAR ENDED MAY 31,
                                                          -------------------
                                                            2000       1999
                                                            ----       ----
                                                              (UNAUDITED)
Revenues................................................  $529,482   $399,186
Net income (loss).......................................  $ 16,493   $(81,124)
Income (loss) per common share
    Basic...............................................  $   0.17   $  (0.72)
    Diluted.............................................  $   0.17   $  (0.72)

    Pro forma income (loss) per common share for the year ended May 31, 2000 and 1999 is calculated using the weighted average number of common shares outstanding during the period, as if such acquisitions had been consummated as of June 1, 1998.

13. PENDING ACQUISITION

    In May 2000, the Company entered into a definitive agreement to acquire the cable television assets of Pegasus Communications for $170,000 in cash. Pegasus' cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico. This transaction is subject to customary closing conditions and is expected to close in the second quarter of fiscal 2001.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these financial instruments. The carrying amounts of restricted investments approximate fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date. The estimated fair value of the Company's debt and derivative financial instruments is summarized as follows:

                                                    FISCAL YEAR ENDED MAY 31,
                                        -------------------------------------------------
                                                 2000                      1999
                                        -----------------------   -----------------------
                                         CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                          AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          ------     ----------     ------     ----------
Long-term debt........................  $1,577,773   $1,567,043   $1,463,795   $1,478,595
Derivative financial instruments:
    Interest rate swap agreements.....          --       14,310           --        5,369
    Interest rate collar agreement....          --        2,385           --          938

    Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. All derivative financial instruments are off-balance sheet and therefore have no carrying value. The fair values of the interest rate swap and collar agreements are estimated using quotes from brokers.

15. SUBSEQUENT EVENTS

    On July 7, 2000, the Securities and Exchange Commission declared our universal shelf registration statement effective which registered an aggregate of $750,000 of securities (debt, common stock, preferred stock and warrants) as well as 20 million shares of our common stock out of approximately

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe and an affiliate of the Blackstone Group) and certain other Centennial stockholders.

    On July 24, 2000, the Company entered into a definitive agreement to sell its Southwest properties to Western Wireless Corporation for approximately $202,500 in cash. The Company's Southwest properties consist of rural service areas in and around Yuma, Arizona (Arizona RSA-4) and El Centro, California (California RSA-7). The Southwest properties also include paging and specialized mobile radio operations. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close by the end of calendar year 2000.

    In May 2000, the Company entered into a definitive agreement to purchase the remaining 74.9% of the non-wireline (A-Side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own. The Lake Charles market represents approximately 180,000 Net Pops. The Company completed this acquisition on July 14, 2000 at a purchase price of approximately $42,300 in cash, subject to adjustment.

    On July 18, 2000, the Company acquired a 60% interest in Infochannel Limited, a leading Internet Service Provider on the island of Jamaica.

16. SEGMENT INFORMATION

    The Company adopted SFAS No. 131 'Disclosures about Segments of an Enterprise and Related Information' during fiscal 1999. The Company's consolidated financial statements include three distinct business segments:
Domestic, Caribbean Wireless and Caribbean Wireline. The Company determines its segments based on the types of services offered as well as geographic location. Domestic represents the Company's markets in the United States that it owns and manages. Caribbean Wireless represents the Company's PCS operations in Puerto Rico as well as the recently acquired wireless licenses in the Dominican Republic and Jamaica. Caribbean Wireline represents the Company's participation in the alternative access business and its offering of Internet related services in Puerto Rico and its offering of long distance services in the Dominican Republic. The Company changed its business segments for the year ended May 31, 2000, to reflect the way management now evaluates its businesses given the growth of the Company. Accordingly, all prior year segment results have been restated to reflect the new segments. The Company measures the operating performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain
(loss) on disposition of assets, recapitalization costs and other non-recurring charges.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

    Information about the Company's operations in its three business segments for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                                   CARIBBEAN   CARIBBEAN
                                       DOMESTIC    WIRELESS    WIRELINE    ELIMINATIONS    CONSOLIDATED
                                       --------    --------    --------    ------------    ------------
YEAR ENDED MAY 31, 2000
Total revenues......................  $  303,688   $161,362      43,878     $  (7,634)(a)   $  501,294
Adjusted EBITDA.....................     151,664     76,555       9,640            --          237,859
Total assets........................   1,356,931    323,260     103,662      (611,120)(b)    1,172,733
Capital expenditures................      45,532     72,737      30,843            --          149,112

YEAR ENDED MAY 31, 1999
Total revenues......................  $  241,902   $109,523      22,541     $  (4,815)(a)   $  369,151
Adjusted EBITDA.....................     127,431     46,830       9,237            --          183,498
Total assets........................     850,645    248,164      45,597      (158,125)(b)      986,281
Capital expenditures................      37,908     52,571      12,925            --          103,404

YEAR ENDED MAY 31, 1998
Total revenues......................  $  181,502   $ 51,483       4,687     $  (1,856)(a)   $  235,816
Adjusted EBITDA.....................      86,670     12,041         497            --           99,208
Total assets........................     718,231    222,432      26,307      (119,553)(b)      847,417
Capital expenditures................      38,996     82,179       8,125            --          129,300

---------

 (a) Elimination of intercompany revenue, primarily from Caribbean Wireline to Caribbean Wireless

 (b) Elimination of intercompany investments

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM

                                                                          MAY 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                                ----        ----       ----
Adjusted EBITDA for reportable segments.....................  $ 237,859   $183,498   $ 99,208
Interest expense (net)......................................   (149,494)   (87,693)   (43,470)
Depreciation and amortization...............................     82,624    114,696    114,194
Recapitalization costs......................................         --     52,831         --
Income from equity investments..............................     16,500     11,502     13,069
Gain (loss) on disposition of assets........................        (72)     8,031          5
                                                              ---------   --------   --------
Income (loss) before income taxes, minority interest and
  extraordinary item........................................  $  22,169   $(52,189)  $(45,382)
                                                              ---------   --------   --------
                                                              ---------   --------   --------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER AND SHARE DATA)

17. CONSOLIDATING FINANCIAL DATA

    Centennial Cellular Operating Co. LLC ('CCOC') and Centennial Puerto Rico Operations Corp. ('CPROC') are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 senior subordinated notes issued by the Company, and CPROC has guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2000

                                    CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                   PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                 OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.
                                 ----------------   -----------------   --------------       -----
                                                         (AMOUNTS IN THOUSANDS)
            ASSETS
Current assets:
   Cash and cash equivalents...      $  4,915          $       --         $    7,964      $        --
   Restricted investments......            --                  --             19,888               --
   Accounts
    receivable -- net..........        24,374                  --             45,318               --
   Inventory -- phones and
    accessories -- net.........           412                  --             10,423               --
   Prepaid expenses and other
    current assets.............         3,863                  --              2,589               --
                                     --------          ----------         ----------      -----------
      Total current assets.....        33,564                  --             86,182               --
Property, plant & equipment --
 net...........................       195,770                  --            202,575               --
Equity investments in wireless
 systems -- net................            --                  --             72,894               --
Debt issuance costs -- net.....        24,091                  --             32,018               --
Domestic cellular
 licenses -- net...............            --                  --            241,855               --
Caribbean wireless
 licenses -- net...............            --                  --            122,297               --
Goodwill -- net................            --                  --            137,545               --
Investment in affiliates.......            --                  --                 --               --
Intercompany...................            --           1,150,500            941,344          587,688
Investment in subsidiaries.....            --            (507,202)           482,809         (982,202)
Other assets -- net............         6,541                  --             17,401               --
                                     --------          ----------         ----------      -----------
      Total....................      $259,966          $  643,298         $2,336,920      $  (394,514)
                                     --------          ----------         ----------      -----------
                                     --------          ----------         ----------      -----------

        LIABILITIES AND
         STOCKHOLDERS'
       EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term
    debt.......................      $  5,500          $       --         $    6,225      $        --
   Short-term debt.............            --                  --              6,688               --
   Accounts payable............        10,973                  --             21,265               --
   Accrued expenses and other
    current liabilities........        29,302                  --             76,909              732
   Payable to affiliates.......            --                  --                125               --
                                     --------          ----------         ----------      -----------
      Total current
        liabilities............        45,775                  --            111,212              732
Long-term debt.................       682,500             705,000              7,010          171,538
Minority interest in
 subsidiaries..................            --                  --             25,296               --
Intercompany...................        11,298             920,500          1,738,257            9,546
Stockholders' equity (deficit):
   Common stock................            --                  --                 --              944
   Common stock issuable.......            --                  --                 --            2,355
   Preferred Stock.............       465,000                  --                 --               --
   Additional paid-in
    capital....................      (888,286)                 --          1,381,026          426,675
   Accumulated deficit.........       (56,321)           (982,202)          (925,881)      (1,004,910)
                                     --------          ----------         ----------      -----------
                                     (479,607)           (982,202)           455,145         (574,936)
   Less: treasury shares.......            --                  --                 --           (1,077)
   Deferred compensation.......            --                  --                 --             (317)
                                     --------          ----------         ----------      -----------
      Total stockholders'
        equity (deficit).......      (479,607)           (982,202)           455,145         (576,330)
                                     --------          ----------         ----------      -----------
         Total.................      $259,966          $  643,298         $2,336,920      $  (394,514)
                                     --------          ----------         ----------      -----------
                                     --------          ----------         ----------      -----------

                                                  CENTENNIAL
                                                COMMUNICATIONS
                                                   CORP. AND
                                 ELIMINATIONS    SUBSIDIARIES
                                 ------------   --------------
            ASSETS
Current assets:
   Cash and cash equivalents...  $        --     $    12,879
   Restricted investments......           --          19,888
   Accounts
    receivable -- net..........           --          69,692
   Inventory -- phones and
    accessories -- net.........           --          10,835
   Prepaid expenses and other
    current assets.............           --           6,452
                                 -----------     -----------
      Total current assets.....           --         119,746
Property, plant & equipment --
 net...........................           --         398,345
Equity investments in wireless
 systems -- net................           --          72,894
Debt issuance costs -- net.....           --          56,109
Domestic cellular
 licenses -- net...............           --         241,855
Caribbean wireless
 licenses -- net...............           --         122,297
Goodwill -- net................           --         137,545
Investment in affiliates.......           --              --
Intercompany...................   (2,679,532)             --
Investment in subsidiaries.....    1,006,595              --
Other assets -- net............           --          23,942
                                 -----------     -----------
      Total....................  $(1,672,937)    $ 1,172,733
                                 -----------     -----------
                                 -----------     -----------

        LIABILITIES AND
         STOCKHOLDERS'
       EQUITY (DEFICIT)
   Current portion of long term
    debt.......................  $        --     $    11,725
   Short-term debt.............           --           6,688
   Accounts payable............           --          32,238
   Accrued expenses and other
    current liabilities........           --         106,943
   Payable to affiliates.......           --             125
                                 -----------     -----------
      Total current
        liabilities............           --         157,719
Long-term debt.................           --       1,566,048
Minority interest in
 subsidiaries..................           --          25,296
Intercompany...................   (2,679,601)             --
Stockholders' equity (deficit):
   Common stock................           --             944
   Common stock issuable.......           --           2,355
   Preferred Stock.............     (465,000)             --
   Additional paid-in
    capital....................     (492,740)        426,675
   Accumulated deficit.........    1,964,404      (1,004,910)
                                 -----------     -----------
                                   1,006,664        (574,936)
   Less: treasury shares.......           --          (1,077)
   Deferred compensation.......           --            (317)
                                 -----------     -----------
      Total stockholders'
        equity (deficit).......    1,006,664        (576,330)
                                 -----------     -----------
         Total.................  $(1,672,937)    $ 1,172,733
                                 -----------     -----------
                                 -----------     -----------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER AND SHARE DATA)

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2000

                                                                                                                     CENTENNIAL
                              CENTENNIAL         CENTENNIAL                          CENTENNIAL                    COMMUNICATIONS
                             PUERTO RICO          CELLULAR                         COMMUNICATIONS                    CORP. AND
                           OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS    SUBSIDIARIES
                           ----------------   -----------------   --------------       -----        ------------    ------------
                                                                   (AMOUNTS IN THOUSANDS)
Revenue..................      $193,767           $      --         $ 309,611         $     --        $ (2,084)      $ 501,294
                               --------           ---------         ---------         --------        --------       ---------
Costs and expenses:
   Cost of equipment
    sold.................         4,478                  --            29,060               --              --          33,538
   Cost of services......        26,524                  --            35,998               --            (515)         62,007
   Sales and marketing...        30,076                  --            46,724               --              --          76,800
   General &
    administrative.......        47,416                  --            45,243               --          (1,569)         91,090
   Depreciation and
    amortization.........        45,007                  --            37,617               --              --          82,624
                               --------           ---------         ---------         --------        --------       ---------
                                153,501                  --           194,642               --          (2,084)        346,059
                               --------           ---------         ---------         --------        --------       ---------
Operating income.........        40,266                  --           114,969               --              --         155,235
                               --------           ---------         ---------         --------        --------       ---------
Income from equity
 investments.............            --                  --            16,500               --              --          16,500
Income from investments
 in subsidiaries.........            --              39,385            13,420           39,385         (92,190)             --
Loss on disposition of
 assets..................           (45)                 --               (27)              --              --             (72)
Interest
 expense -- net..........       (26,801)           (102,897)            2,912          (22,708)             --        (149,494)
Intercompany interest
 allocation..............            --             102,897          (102,897)              --              --              --
                               --------           ---------         ---------         --------        --------       ---------
Income before income tax
 expense and minority
 interest................        13,420              39,385            44,877           16,677         (92,190)         22,169
Income tax expense.......            --                  --            (5,568)              --              --          (5,568)
                               --------           ---------         ---------         --------        --------       ---------
Income before minority
 interest................        13,420              39,385            39,309           16,677         (92,190)         16,601
Minority interest in loss
 of subsidiaries.........            --                  --                76               --              --              76
                               --------           ---------         ---------         --------        --------       ---------
Net income...............      $ 13,420           $  39,385         $  39,385         $ 16,677        $(92,190)      $  16,677
                               --------           ---------         ---------         --------        --------       ---------
                               --------           ---------         ---------         --------        --------       ---------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER AND SHARE DATA)

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2000

                                                                                                                        CENTENNIAL
                                 CENTENNIAL         CENTENNIAL                          CENTENNIAL                    COMMUNICATIONS
                                PUERTO RICO          CELLULAR                         COMMUNICATIONS                    CORP. AND
                              OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS    SUBSIDIARIES
                              ----------------   -----------------   --------------       -----        ------------    ------------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
   Cash received from
    subscribers and others..     $  164,470          $      --         $ 343,816         $     --          $ --         $  508,286
   Cash received from (paid
    to) affiliates..........             --            104,632          (104,632)              --                               --
   Cash paid to suppliers,
    employees and
    governmental agencies...        (79,487)                --          (210,327)              --            --           (289,814)
   Interest paid............        (26,528)          (104,632)             (192)         (28,041)           --           (159,393)
                                 ----------          ---------         ---------         --------          ----         ----------
      Net cash provided by
        (used in) operating
        activities..........         58,455                 --            28,665          (28,041)           --             59,079
                                 ----------          ---------         ---------         --------          ----         ----------
Investing activities:
   Proceeds from disposition
    of assets...............            358                 --               346               --            --                704
   Capital expenditures.....       (103,019)                --           (46,093)              --            --           (149,112)
   Purchase of restricted
    securities..............             --                 --           (39,886)              --            --            (39,886)
   Proceeds from maturity of
    restricted securities...             --                 --            79,882               --            --             79,882
   Acquisitions, net of cash
    acquired................        (30,902)                --           (69,421)              --            --           (100,323)
   Acquisition of minority
    partnership interests...             --                 --              (323)              --            --               (323)
   Distributions received
    from equity
    investments.............             --                 --            19,779               --            --             19,779
   Capital contributed to
    equity investments......             --                               (3,079)                                           (3,079)
                                 ----------          ---------         ---------         --------          ----         ----------
      Net cash used in
        investing
        activities..........       (133,563)                --           (58,795)              --            --           (192,358)
                                 ----------          ---------         ---------         --------          ----         ----------
Financing activities:
   Proceeds from the
    issuance of long-term
    debt....................      1,024,975             33,800                --            9,243            --          1,068,018
   Repayment of long-term
    debt....................       (497,975)          (471,550)               --               --            --           (969,525)
   Debt issuance costs
    paid....................         (2,182)            (2,683)               --               --            --             (4,865)
   Proceeds from the
    exercise of stock
    options.................             --                 --                --            1,389            --              1,389
   Cash received from (paid
    to) affiliates..........       (454,055)           440,433            13,622               --            --                 --
   Cash advances from
    subsidiaries (to
    parent).................            161                 --           (17,570)          17,409            --                 --
                                 ----------          ---------         ---------         --------          ----         ----------
      Net cash provided by
        (used in) financing
        activities..........         70,924                 --            (3,948)          28,041            --             95,017
                                 ----------          ---------         ---------         --------          ----         ----------
Net decrease in cash and
 cash equivalents...........         (4,184)                --           (34,078)              --            --            (38,262)
Cash and cash equivalents,
 beginning of year..........          9,099                 --            42,042               --            --             51,141
                                 ----------          ---------         ---------         --------          ----         ----------
Cash and cash equivalents,
 end of year................     $    4,915          $      --         $   7,964         $     --          $ --         $   12,879
                                 ----------          ---------         ---------         --------          ----         ----------
                                 ----------          ---------         ---------         --------          ----         ----------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER AND SHARE DATA)

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                 FOR THE YEAR ENDED MAY 31, 2000 -- (CONTINUED)

                                                                                                                        CENTENNIAL
                                 CENTENNIAL         CENTENNIAL                          CENTENNIAL                    COMMUNICATIONS
                                PUERTO RICO          CELLULAR                         COMMUNICATIONS                    CORP. AND
                              OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS    SUBSIDIARIES
                              ----------------   -----------------   --------------       -----        ------------    ------------
                                                                      (AMOUNTS IN THOUSANDS)
Reconciliation of net income
 to net cash provided by
 (used in) operating
 activities:
   Net income...............     $   13,420          $  39,385         $  39,385         $ 16,677        $(92,190)      $   16,677
                                 ----------          ---------         ---------         --------        --------       ----------
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
   Depreciation and
    amortization............         46,576                 --            36,048               --              --           82,624
   Minority interest in loss
    of subsidiaries.........             --                 --               (76)              --              --              (76)
   Deferred income taxes....           (236)                --            (3,613)              --              --           (3,849)
   Equity in undistributed
    earnings of investee
    companies...............             --                 --           (16,500)              --              --          (16,500)
   Equity in undistributed
    earnings of
    subsidiaries............             --            (39,385)          (13,420)         (39,385)         92,190               --
   Loss on disposition of
    assets..................             45                 --                27               --              --               72
   Noncash expenses.........          7,163                 --            (9,413)           2,250              --               --
   Other....................          1,233                 --             5,778               --              --            7,011
   Change in assets and
    liabilities net of
    effects of acquisitions:
      Accounts receivable --
        (increase)..........         (9,350)                --            (6,737)              --              --          (16,087)
      Prepaid expenses and
        other current
      assets -- (increase)..         (3,857)                --            (3,255)              --              --           (7,112)
      Accounts payable,
        accrued expenses and
        other current
     liabilities -- increase
        (decrease)..........          3,481                 --            (1,273)          (7,583)             --           (5,375)
      Customer deposits and
        prepayments --
        (decrease)
        increase............            (20)                --             1,714               --              --            1,694
                                 ----------          ---------         ---------         --------        --------       ----------
   Total adjustments........         45,035            (39,385)          (10,720)         (44,718)         92,190           42,402
                                 ----------          ---------         ---------         --------        --------       ----------
Net cash provided by (used
 in) operating activities...     $   58,455          $      --         $  28,665         $(28,041)       $     --       $   59,079
                                 ----------          ---------         ---------         --------        --------       ----------
                                 ----------          ---------         ---------         --------        --------       ----------

                   CENTENNIAL CELLULAR CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MAY 31, 2000, 1999 AND 1998
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,   MAY 31,
                                                     1998          1998           1999         1999
                                                     ----          ----           ----         ----
Revenues........................................   $ 77,446      $ 87,152       $ 97,993     $106,560
Operating income (loss).........................      6,831        10,196        (43,233)      42,177
Income (loss) before extraordinary item.........      5,655           688        (53,080)       1,649
Net income (loss)...............................      5,655           688        (93,606)       7,096
Income (loss) per share before extraordinary
  item applicable to common shares (basic
  and diluted)..................................       0.01         (0.02)         (0.48)        0.02

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  AUGUST 31,   NOVEMBER 30,   FEBRUARY 29,   MAY 31,
                                                     1999          1999           2000         2000
                                                     ----          ----           ----         ----
Revenues........................................   $117,272      $123,530       $127,621     $132,871
Operating income................................     38,942        40,371         31,663       44,259
Net income (loss)...............................      5,679         7,049         (3,243)       7,192
Income (loss) per share applicable to
  common shares:
    Basic.......................................       0.06          0.08          (0.03)        0.08
    Diluted.....................................       0.06          0.07          (0.03)        0.07

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CENTENNIAL COMMUNICATIONS CORP.
Neptune, New Jersey

    We have audited the consolidated financial statements of Centennial Communications Corp. (formerly Centennial Cellular Corp.) and subsidiaries (the 'Company') as of May 31, 2000 and 1999, and for each of the three years in the period ended May 31, 2000, and have issued our report thereon dated July 25, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
New York, New York
July 25, 2000

                                                                     SCHEDULE II

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                         BEGINNING    COSTS AND      OTHER                     END OF
                                          OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                          -------      --------     --------    ----------      ----
                                                             (AMOUNTS IN THOUSANDS)
Year ended May 31, 2000
    Allowance for Doubtful Accounts....    $3,763      $24,358       $   --      $21,582       $6,539
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------
    Reserve for Inventory
      Obsolescence.....................    $1,315      $   142       $   --      $   405       $1,052
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------

Year ended May 31, 1999
    Allowance for Doubtful Accounts....    $2,693      $ 8,967       $   --      $ 7,897       $3,763
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------
    Reserve for Inventory
      Obsolescence.....................    $  529      $ 2,135       $   --      $ 1,349       $1,315
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------

Year ended May 31, 1998
    Allowance for Doubtful Accounts....    $2,130      $ 7,339       $   --      $ 6,776       $2,693
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------
    Reserve for Inventory
      Obsolescence.....................    $  250      $   279       $   --      $    --       $  529
                                           ------      -------       ------      -------       ------
                                           ------      -------       ------      -------       ------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2000.

                                          CENTENNIAL COMMUNICATIONS CORP.

                                          By:        /s/ Michael J. Small
                                              ..................................
                                                      MICHAEL J. SMALL
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                    AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 2000 has been signed below by the following persons in the capacities indicated on the 25th day of August, 2000.

           /s/ MICHAEL J. SMALL             President, Chief Executive Officer and Director
 .........................................    (Principal Executive Officer)
             MICHAEL J. SMALL

           /s/ PETER W. CHEHAYL             Senior Vice President, Treasurer and Chief Financial
 .........................................    Officer (Principal Financial Officer)
             PETER W. CHEHAYL

           /s/ THOMAS E. BUCKS              Senior Vice President -- Controller (Principal
 .........................................    Accounting Officer)
             THOMAS E. BUCKS

         /s/ THOMAS E. MCINERNEY            Chairman, Board of Directors
 .........................................
           THOMAS E. MCINERNEY

         /s/ CARMEN ANA CULPEPER            Director
 .........................................
           CARMEN ANA CULPEPER

         /s/ ANTHONY J. DE NICOLA           Director
 .........................................
           ANTHONY J. DE NICOLA

           /s/ MARK T. GALLOGLY             Director
 .........................................
             MARK T. GALLOGLY

          /s/ LAWRENCE H. GUFFEY            Director
 .........................................
            LAWRENCE H. GUFFEY

          /s/ RUDOLPH E. RUPERT             Director
 .........................................
            RUDOLPH E. RUPERT

           /s/ JOHN M. SCANLON              Director
 .........................................
             JOHN M. SCANLON

        /s/ J. STEPHEN VANDERWOUDE          Director
 .........................................
          J. STEPHEN VANDERWOUDE