Form 10-Q
period 2000-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2000-10-16
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
           Act of 1934 for the quarterly period ended August 31, 2000
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

Common stock -  94,556,627 outstanding shares as of October 10, 2000

                                              Part I - Financial Information

Item 1. - Financial Statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                         August 31,
                                                                                            2000              May 31,
                                                                                        (Unaudited)             2000
                                                                                      -----------------   -----------------



ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                       $         19,133    $         12,879
      Restricted investments                                                                         -              19,888
      Accounts receivable, less allowance for doubtful
          accounts of  $8,372 and $6,539, respectively                                         118,550              69,692
      Inventory - phones and accessories, less allowance for
          obsolescence of $1,072 and $1,052, respectively                                       29,768              10,835
      Prepaid expenses and other current assets                                                 10,201               6,452
                                                                                      -----------------   -----------------

        TOTAL CURRENT ASSETS                                                                   177,652             119,746

PROPERTY, PLANT AND EQUIPMENT - net                                                            447,425             398,345

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                                    53,210              72,894

DEBT ISSUANCE COSTS, less accumulated amortization of
       $12,020 and $10,112, respectively                                                        54,201              56,109

DOMESTIC CELLULAR LICENSES, less accumulated
      amortization of $306,709 and $304,922, respectively                                      274,873             241,855

CARIBBEAN WIRELESS LICENSES, less accumulated
      amortization of $5,854 and $5,462, respectively                                          121,904             122,297

GOODWILL, less accumulated amortization of $35,852
      and $34,462, respectively                                                                140,002             137,545

OTHER ASSETS - net                                                                              30,716              23,942
                                                                                      -----------------   -----------------

        TOTAL                                                                         $      1,299,983    $      1,172,733
                                                                                      =================   =================





            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                          August 31,
                                                                                             2000               May 31,
                                                                                         (Unaudited)              2000
                                                                                       -----------------     ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Current portion of long-term debt                                               $         12,609      $       11,725
        Short-term debt                                                                              518               6,688
        Accounts payable                                                                          55,455              32,238
        Accrued expenses and other current liabilities                                           137,965             106,943
        Payable to affiliates                                                                        125                 125
                                                                                        -----------------     ---------------

              TOTAL CURRENT LIABILITIES                                                          206,672             157,719

LONG-TERM DEBT                                                                                 1,620,854           1,566,048

MINORITY INTEREST IN SUBSIDIARIES                                                                 24,453              25,296

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
        Common stock par value $.01 per share:
              1 vote per share, 150,000,000 shares authorized;
                issued, 94,616,830 and 94,413,714 shares, respectively;
                and outstanding 94,546,327 and 94,343,211 shares, respectively                       946                 944
        Common stock issuable                                                                          -               2,355
        Additional paid-in capital                                                               429,478             426,675
        Accumulated deficit                                                                     (981,059)         (1,004,910)
                                                                                         -----------------     ---------------
                                                                                                (550,635)           (574,936)
        Less:  Cost of 70,503 common shares in treasury                                           (1,077)             (1,077)
        Deferred compensation                                                                       (284)               (317)
                                                                                         -----------------     ---------------

              TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                       (551,996)           (576,330)
                                                                                         -----------------     ---------------

                            TOTAL                                                        $     1,299,983       $   1,172,733
                                                                                         =================     ===============




            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                           August 31,             August 31,
                                                                                             2000                   1999
                                                                                       ------------------      ----------------
REVENUE:
        Service revenue                                                                $          138,813      $        112,955
        Equipment sales                                                                             6,431                 4,317
                                                                                       ------------------      ----------------
                                                                                                  145,244               117,272
                                                                                       ------------------      ----------------

COSTS AND EXPENSES:
        Cost of equipment sold                                                                      9,706                 7,599
        Cost of services                                                                           20,772                15,705
        Sales and marketing                                                                        21,820                17,774
        General and administrative                                                                 24,580                18,268
        Depreciation and amortization                                                              22,546                18,984
        (Gain) loss on disposition of assets                                                      (32,135)                    2
                                                                                       -------------------     -----------------
                                                                                                   67,289                78,332
                                                                                       -------------------     -----------------

OPERATING INCOME                                                                                   77,955                38,940
                                                                                       -------------------     -----------------
INCOME FROM EQUITY INVESTMENTS                                                                      5,315                 3,484
INTEREST EXPENSE -  NET                                                                           (41,584)              (35,934)
                                                                                       -------------------     -----------------

INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST                                            41,686                 6,490

INCOME TAX EXPENSE                                                                                (18,678)                 (856)
                                                                                       --------------------    ------------------

        INCOME BEFORE MINORITY INTEREST                                                            23,008                 5,634

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                             843                    45
                                                                                       --------------------    ------------------

        NET INCOME                                                                     $           23,851      $          5,679
                                                                                       ====================    ==================

EARNINGS PER COMMON SHARE:
            BASIC AND DILUTED                                                          $             0.25      $           0.06
                                                                                       ====================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
        OUTSTANDING DURING THE PERIOD:
            BASIC                                                                                  94,495                93,639
                                                                                       ====================    ==================
            DILUTED                                                                                96,668                97,002
                                                                                       ====================    ==================

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                               Common   Additional
                                          Common Stock          Stock    Paid-In     Treasury   Deferred   Accumulated
                                       ----------------------                                    Compen-
                                         Shares      Dollars  Issuable   Capital      Stock      sation     Deficit        Total
                                       ------------  -------- -------- ----------- ----------- ----------  ------------  -----------
Balance at June 1, 1999                 93,673,386   $   937  $     -   $418,749   $   (1,077)  $       -  $ (1,021,587) $ (602,978)

Common stock issued in conjunction
   with acquisitions                       420,000         4        -      5,226            -           -             -       5,230

Common stock issued in
   connection with incentive plans         295,680         3        -      1,390            -           -             -       1,393


Deferred compensation                       24,648         -        -        438            -        (438)            -           -


Amortization of deferred compensation            -         -        -          -            -         121             -         121

Income tax benefit from stock
   options exercised                             -         -        -        872            -           -             -         872


Common stock issuable                            -         -    2,355          -            -           -             -       2,355

Net income                                       -         -        -          -            -           -        16,677      16,677
                                       ------------  -------- -------- ---------- ------------  ---------- ------------- -----------

Balance at May 31, 2000                 94,413,714       944    2,355    426,675       (1,077)       (317)   (1,004,910)   (576,330)


Common stock issued in conjunction
   with acquisitions                       120,000         1   (2,355)     2,354            -           -             -           -


Common stock issued in
   connection with incentive plans          83,116         1        -        449            -           -             -         450


Amortization of deferred compensation            -         -        -          -            -          33             -          33

Net income                                       -         -        -          -            -           -        23,851      23,851
                                       ------------  -------- -------- ---------- ------------ ----------- ------------- -----------

Balance at August 31, 2000 (unaudited)  94,616,830   $   946  $     -  $ 429,478   $   (1,077)  $    (284) $   (981,059) $ (551,996)
                                       ============  ======== ======== ========== ============ =========== ============= ===========


            See noted to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             Three Months Ended
                                                                                       --------------------------------
                                                                                         August 31,        August 31,
                                                                                           2000              1999
                                                                                       --------------    --------------
OPERATING ACTIVITIES:

     Net income                                                                        $      23,851     $       5,679
                                                                                       --------------    --------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Depreciation and amortization                                                            22,546            18,984
     Minority interest in loss of subsidiaries                                                  (843)              (45)
     Deferred income taxes                                                                         -              (320)
     Equity in undistributed earnings of investee companies                                   (5,315)           (3,484)
     (Gain) loss on disposition of assets                                                    (32,135)                2
     Other                                                                                     1,940             1,748
     Change in assets and liabilities net of effects of
        acquisitions and dispositions:
            Accounts receivable - decrease (increase)                                            164            (3,075)
            Prepaid expenses and other current assets -
               (increase)                                                                    (24,156)           (1,431)
            Accounts payable, accrued expenses and
               other current liabilities- increase (decrease)                                 52,703           (24,474)
            Customer deposits and prepayments -
               Increase                                                                          767               132
                                                                                       --------------    --------------

     Total adjustments                                                                        15,671           (11,963)
                                                                                       --------------    --------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   39,522            (6,284)
                                                                                       --------------    --------------

INVESTING ACTIVITIES:

     Proceeds from disposition of assets                                                           -                 3
     Capital expenditures                                                                    (63,287)          (32,385)
     Proceeds from maturity of restricted securities                                          19,888            19,998
     Acquisitions, net of cash acquired                                                      (45,992)           (1,968)
     Distributions received from equity investments                                            7,338             2,835
                                                                                       --------------    --------------

        NET CASH USED IN INVESTING ACTIVITIES                                                (82,053)          (11,517)
                                                                                       --------------    --------------

FINANCING ACTIVITIES:

     Proceeds from the issuance of long-term debt                                             67,500            16,170
     Repayment of debt                                                                       (19,076)           (1,125)
     Debt issuance costs paid                                                                      -              (173)
     Proceeds from the exercise of stock options                                                 361                 -
                                                                                       --------------    --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             48,785            14,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6,254            (2,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                12,879            51,141
                                                                                       --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      19,133     $      48,212
                                                                                       ==============    ==============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest                                                            $      40,754     $      59,307
                                                                                       ==============    ==============




            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2000 and the results of its consolidated operations and cash flows for the periods ended August 31, 2000 and 1999. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2000 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2000 is audited.

Reclassifications

In fiscal 2001, the Company changed the format of its statements of cash flows from the direct method to the indirect method for purposes of reporting cash flows from operating activities. This and certain other prior period information have been reclassified to conform with the current period presentation.

Stock Split

On January 21, 2000, all outstanding shares of common stock were split three-for-one. In connection with the stock split, the Company increased its authorized shares of common stock to 150,000,000 shares. All common share and per share amounts have been restated to reflect the stock split.

Note 2. Debt

Short-term debt consists of the following:

                                                      August 31,           May 31,
                                                         2000               2000
                                                      ----------        -----------
13% Notes due July 2000.....                           $      -          $   6,544
Other.......................                                518                144
                                                      ----------        -----------
                                                       $    518          $   6,688
                                                      ==========        ===========

Short-term debt was assumed as part of the acquisitions of All America Cables and Radio, Inc. ("AACR") and Infochannel Limited.

Long-term debt consists of the following:

                                                                          August 31,                  May 31,
                                                                              2000                     2000
                                                                        --------------              -----------
8 7/8% Senior Notes due 2001................                             $      1,388               $    1,388
10 1/8% Senior Notes due 2005...............                                      219                      219
Term Loans..................................                                  991,625                  993,000
Revolving Credit Facility...................                                   87,500                   30,000
Mezzanine Debt..............................                                  170,493                  169,931
10 3/4% Senior Subordinated Notes due 2008..                                  370,000                  370,000
Notes Payable...............................                                   12,238                   13,235
                                                                        --------------             ------------
Total Long-Term Debt........................                             $  1,633,463               $1,577,773
Current Portion of Long-Term Debt...........                                  (12,609)                 (11,725)
                                                                        --------------             ------------
Net Long-Term Debt..........................                             $  1,620,854               $1,566,048
                                                                        ==============             ============

On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $991,625 and $87,500, respectively, were outstanding as of August 31, 2000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

Notes Payable were assumed as part of the acquisition of AACR and have maturities from January 2001 to April 2002.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at August 31, 2000 are summarized as follows:

         August 31, 2001                                      $     12,609
         August 31, 2002                                            45,767
         August 31, 2003                                            67,375
         August 31, 2004                                            89,875
         August 31, 2005                                           112,594
         August 31, 2006 and thereafter                          1,305,243
                                                             --------------
                                                              $  1,633,463
                                                             ==============

The Company was in compliance with all covenants of its debt agreements at August 31, 2000.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2000 and 1999 were $42,066 and $37,560, respectively.

Note 3. Acquisitions/Dispositions

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of $32,135 which is included in (gain) loss on disposition of assets in the consolidated statement of operations.

In July 2000, the Company purchased a 60% interest in Infochannel Limited, a Jamaican Internet Service Provider for cash of approximately $8,000. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

In July 2000, the Company acquired the remaining 74.9% of the non-wireline (A-Side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own. The purchase price was approximately $42,300 in cash, subject to adjustment.

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

In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of the Company's common stock (valued at $3,885 on the closing dates). 120,000 of the shares were issued in December 1999 and the remaining 120,000 shares were issued in the first quarter of fiscal 2001. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 1999:

                                            Three Months Ended
                                           --------------------
                                      August 31,             August 31,
                                         2000                   1999
                                     ------------           ------------
Revenues                              $  147,695             $  128,872
Net income                            $   24,008             $    5,922
Earnings per common share-
     Basic                               $  0.25                $  0.06
                                        =========              =========
     Diluted                             $  0.25                $  0.06
                                        =========              =========

Note 4.  New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101"Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. The Company has not determined the impact of the adoption on its results of operations and financial position, but the Company expects that this change will not affect cash flows.

In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Deferral of the Effective
Date of SFAS No. 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. The Company is currently evaluating the financial impact of adoption of SFAS No. 133, as amended by SFAS

No. 138. The adoption is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance on certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this Interpretation clarifies (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of FIN No. 44 effective July 1, 2000. The adoption did not have a material effect on the Company's results of operations, financial position and cash flows.

Note 5.  Subsequent Events

In September 2000, the Company completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. Pegasus' cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico.

In September 2000, the Company sold its 25% equity investment interest in the Modoc, California Partnership and its 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

Note 6.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include three distinct business segments: Domestic, Caribbean Wireless and Caribbean Wireline. The Company determines its segments based on the types of services offered as well as geographic location. Domestic represents the Company's markets in the United States that it owns and manages. Caribbean Wireless represents the Company's PCS operations in Puerto Rico as well as the recently acquired wireless licenses in the Dominican Republic and Jamaica. Caribbean Wireline represents the Company's participation in the alternative access business and its offering of Internet related services in Puerto Rico and its offering of long distance services in the Dominican Republic. The Company changed its business segments for the year ended May 31, 2000, to reflect the way management now evaluates its businesses given the growth of the Company. Accordingly, all prior period segment results have been restated to reflect the new segments. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, (gain) loss on disposition of assets, recapitalization costs and other non-recurring charges.

Information about the Company's operations in its three business segments for the three months ended August 31, 2000 and 1999 is as follows:



                                                 Caribbean     Caribbean
                                     Domestic     Wireless     Wireline      Eliminations           Consolidated
                                   ------------ ------------- ------------- --------------- ---- ------------------

Three months ended
August 31, 2000
------------------
Total revenues                      $   86,731    $   45,451   $   14,659     $   (1,597)  (a)    $      145,244
EBITDA                                  45,878        18,950        3,538              -                  68,366
Total assets                         1,423,112       397,039      122,138       (642,306)  (b)         1,299,983
Capital expenditures                    13,106        36,146       14,035              -                  63,287


Three months ended
August 31, 1999
------------------
Total revenues                      $   72,519    $   36,883   $    9,693     $   (1,823)  (a)    $      117,272
EBITDA                                  38,750        15,863        3,313              -                  57,926
Total assets                           830,275       269,193       63,053       (178,072)  (b)           984,449
Capital expenditures                    10,685        11,542       10,158              -                  32,385


(a) Elimination of intercompany revenue, primarily from Caribbean Wireline to Caribbean Wireless

(b) Elimination of intercompany investments


Reconciliation of Income before Income Taxes and Minority Interest

                                                               Three months ended August 31,
                                                              --------------------------------
                                                                  2000             1999
                                                              -------------   --------------
EBITDA for reportable segments                                 $    68,366      $    57,926
Interest expense (net)                                             (41,584)         (35,934)
Depreciation and amortization                                       22,546           18,984
Income from equity investments                                       5,315            3,484
(Gain) loss on disposition of assets                               (32,135)               2
                                                              -------------   --------------
Income before income taxes and minority interest               $    41,686      $     6,490
                                                              =============  ==============

Note 7.   Consolidating Financial Data

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


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              As of August 31, 2000
                             (Amounts in thousands)

                                                               Centennial                                               Centennial
                                               Centennial       Cellular                    Centennial                Communications
                                              Puerto Rico     Operating Co.               Communications                Corp. and
                                            Operations Corp.       LLC     Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                            ---------------  ------------- -------------- -------------- ------------ -------------

ASSETS
Current assets:
   Cash and cash equivalents                  $      5,430    $         -   $    13,703     $        -   $        -    $    19,133
   Restricted investments                                -              -             -              -            -              -
   Accounts receivable - net                        21,409              -        97,141              -            -        118,550
   Inventory - phones and accessories - net          1,760              -        28,008              -            -         29,768
   Prepaid expenses and other current assets         6,743              -         3,458              -            -         10,201
                                             --------------  -------------  ------------   ------------  -----------  -------------

           Total current assets                     35,342              -       142,310              -            -        177,652

Property, plant & equipment - net                  207,298              -       240,127              -            -        447,425

Equity investments in wireless systems - net             -              -        53,210              -            -         53,210

Debt issuance costs - net                           23,235              -        30,966              -            -         54,201

Domestic cellular licenses - net                         -              -       274,873              -            -        274,873

Caribbean wireless licenses - net                        -              -       121,904              -            -        121,904

Goodwill  - net                                          -              -       140,002              -            -        140,002

Intercompany                                        29,939      1,165,500     1,006,551        588,170   (2,790,160)             -

Investment in subsidiaries                               -       (478,057)      477,569       (953,057)     953,545              -

Other assets - net                                   6,402              -        24,314              -           -          30,716
                                             --------------   ------------  ------------  ------------- ------------   ------------

          Total                              $     302,216    $   687,443   $ 2,511,826    $  (364,887) $(1,836,615)   $ 1,299,983
                                             ==============   ============  ============  ============= ============   ============

                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                              As of August 31, 2000
                             (Amounts in thousands)


                                                           Centennial                                                   Centennial
                                           Centennial      Cellular                        Centennial                 Communications
                                          Puerto Rico     Operating Co.                 Communications                  Corp. and
                                        Operations Corp.      LLC       Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                        --------------  -------------- ---------------- --------------  ------------- --------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt     $     5,500      $        -      $     7,109    $          -      $      -    $    12,609
    Short-term debt                                 -               -              518               -             -            518
    Accounts payable                           12,328                           43,127               -             -         55,455
    Accrued expenses and other
        current liabilities                    41,301               -           95,932             732             -        137,965
    Payable to affiliates                           -               -              125               -             -            125
                                        --------------  -------------- ----------------  -------------- ------------- --------------

    Total current liabilities                  59,129               -          146,811             732             -        206,672

Long-term debt                                723,625         720,000            5,129         172,100             -      1,620,854

Minority interest in subsidiaries                   -               -           24,453               -             -         24,453

Intercompany                                    4,393         920,500        1,851,143          14,277    (2,790,313)             -

Stockholders' equity (deficit):
    Common stock                                    -               -                -             946             -            946
    Common stock issuable                           -               -                -               -             -              -
    Preferred stock                           465,000               -                -               -      (465,000)             -
    Additional paid-in capital               (888,286)              -        1,381,026         429,478      (492,740)       429,478
    Accumulated deficit                       (61,645)       (953,057)        (896,736)       (981,059)    1,911,438       (981,059)
                                        --------------  -------------- ----------------  -------------- ------------- --------------
                                             (484,931)       (953,057)         484,290        (550,635)      953,698       (550,635)

    Less: treasury shares                           -               -                -          (1,077)            -         (1,077)
    Deferred compensation                           -               -                -            (284)            -           (284)
                                        --------------  -------------- ----------------  -------------- ------------- --------------


    Total stockholders' equity (deficit)     (484,931)       (953,057)         484,290        (551,996)      953,698       (551,996)
                                        --------------  -------------- ----------------  -------------- ------------- --------------

    Total                                $    302,216    $    687,443    $   2,511,826    $   (364,887)  $(1,836,615)  $  1,299,983
                                        ==============  ============== ================  ============== ============= ==============

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000
                             (Amounts in thousands)


                                                                                                                        Centennial
                                              Centennial      Centennial                   Centennial                 Communications
                                              Puerto Rico      Cellular                   Communications                 Corp. and
                                              Operations     Operating Co. Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                                 Corp.            LLC
                                             -------------  -------------  -------------- -------------- -----------  --------------

Revenue                                       $    52,541     $        -    $     93,216    $         -   $    (513)   $    145,244
                                             -------------  -------------  -------------- -------------- -----------  --------------
Costs and expenses:
     Cost of equipment sold                         2,706              -           7,000              -           -           9,706
     Cost of services                               7,384              -          13,509              -        (121)         20,772
     Sales and marketing                            9,259              -          12,561              -           -          21,820
     General and administrative                     9,737              -          15,235              -        (392)         24,580
     Depreciation and amortization                 10,823              -          11,723              -           -          22,546
     (Gain) Loss on disposition of assets               -              -         (32,135)             -           -         (32,135)
                                             -------------  -------------  -------------- -------------- -----------  --------------
                                                   39,909              -          27,893              -        (513)         67,289
                                             -------------  -------------  -------------- -------------- -----------  --------------

Operating income                                   12,632              -          65,323              -           -          77,955
                                             -------------  -------------  -------------- -------------- -----------  --------------

Income from equity investments                          -              -           5,315              -           -           5,315
Income from investments in subsidiaries                 -         29,145          (5,324)        29,145     (52,966)              -
Interest expense - net                            (17,956)       (17,972)           (362)        (5,294)          -         (41,584)
Intercompany interest allocation                        -         17,972         (17,972)             -           -               -
                                             -------------  -------------  -------------- -------------- -----------  --------------

(Loss) income before income tax expense
     and minority interest                         (5,324)        29,145          46,980         23,851     (52,966)         41,686

Income tax expense                                      -              -         (18,678)             -           -         (18,678)
                                             -------------  -------------  -------------- -------------- -----------  --------------

(Loss) income before minority interest             (5,324)        29,145          28,302         23,851     (52,966)         23,008

Minority interest in loss
    of subsidiaries                                     -              -             843              -           -             843
                                             -------------  -------------  -------------- -------------- -----------  --------------
Net (loss) income                             $    (5,324)  $     29,145    $     29,145   $     23,851   $ (52,966)   $     23,851
                                             =============  =============  ============== ============== ===========  ==============

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                       For the Three Months Ended August 31, 2000
                             (Amounts in thousands)

                                                        Centennial  Centennial                                           Centennial
                                                        Puerto Rico  Cellular                 Centennial              Communications
                                                        Operations  Operating Co.   Non-    Communications   Elimin-     Corp. and
                                                          Corp.        LLC       Guarantors      Corp.       ations     Subsidiaries
                                                        ---------- ------------ ------------ ------------- ---------- --------------

OPERATING ACTIVITIES:

 Net (loss) income                                       $  (5,324)  $   29,145  $   29,145   $    23,851   $(52,966)  $     23,851
                                                        ----------- ----------- ------------ ------------- ---------- --------------

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                             10,823            -      11,723             -          -         22,546
  Minority interest in loss of subsidiaries                      -            -        (843)            -          -           (843)
  Equity in undistributed earnings of investee companies         -            -      (5,315)            -          -         (5,315)
  Equity in undistributed earnings of subsidiaries               -      (29,145)      5,324       (29,145)    52,966              -
  (Gain) Loss on disposition of assets                           -            -     (32,135)            -          -        (32,135)
  Noncash expenses                                           2,015            -      (2,577)          562                         -
  Other                                                        853            -       1,087             -          -          1,940
  Change in assets and liabilities net of
     effects of acquisitions and dispositions:
      Accounts receivable - decrease (increase)              2,772            -      (2,608)            -          -            164
      Prepaid expenses and other current
         assets - (increase)                                (5,639)           -     (18,517)            -          -        (24,156)
      Accounts payable, accrued expenses and
         other current liabilities- increase                11,203            -      41,500             -          -         52,703
      Customer deposits and prepayments -
        (decrease) increase                                     (1)           -         768             -          -            767
                                                        ----------- ------------ ----------- ------------- ---------- --------------

  Total adjustments                                         22,026      (29,145)     (1,593)      (28,583)    52,966         15,671
                                                        ----------- ------------ ----------- ------------- ---------- --------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     16,702            -      27,552        (4,732)         -         39,522
                                                        ----------- ------------ ----------- ------------- ---------- --------------

INVESTING ACTIVITIES:

 Proceeds from disposition of assets                             -            -           -             -          -              -
 Capital expenditures                                      (20,775)           -     (42,512)            -          -        (63,287)
 Proceeds from maturity of restricted securities                 -            -      19,888             -          -         19,888
 Acquisitions, net of cash acquired                         (1,200)           -     (44,792)            -          -        (45,992)
 Distributions received from equity investments                  -            -       7,338             -          -          7,338
                                                        ----------- ------------ ----------- ------------- ---------- --------------

   NET CASH USED IN INVESTING ACTIVITIES                   (21,975)           -     (60,078)            -          -        (82,053)
                                                        ----------- ------------ ----------- ------------- ---------- --------------

FINANCING ACTIVITIES:

 Proceeds from the issuance of long-term debt               42,500       25,000           -             -          -         67,500
 Repayment of debt                                          (1,375)     (10,000)     (7,701)            -          -        (19,076)
 Debt issuance costs paid                                        -            -           -             -          -              -
 Proceeds from the exercise of stock options                     -            -           -           361          -            361
 Cash received from (paid to)affiliates                    (35,400)     (15,000)     50,400             -          -              -
 Cash advances from subsidiaries (to parent)                    63            -      (4,434)        4,371          -              -
                                                        ----------- ------------ ----------- ------------- ---------- --------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,788            -      38,265         4,732          -         48,785
                                                        ----------- ------------ ----------- ------------- ---------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      515            -       5,739             -          -          6,254

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,915            -       7,964             -          -         12,879
                                                        ----------- ------------ ----------- ------------- ---------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   5,430   $        -   $  13,703   $         -   $      -    $    19,133
                                                        =========== ============ =========== ============= ========== ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading independent provider of mobile wireless communications domestically and of mobile wireless communications and competitive local exchange services in the Caribbean. Domestically, we own and operate cellular systems in three clusters located in Michigan/Indiana/Ohio, Texas/Louisiana/Mississippi and Arizona/California, incorporating an aggregate of approximately 6.3 million Net Pops as of August 31, 2000. These clusters of small city and rural markets are adjacent to major metropolitan markets and benefit from the rapidly growing levels of traffic generated by subscribers roaming into our coverage areas. In addition, we own minority interests, incorporating an aggregate of approximately 950,000 Net Pops, in other cellular operations controlled and managed by other operators. Our Caribbean operations are centered in Puerto Rico (approximately 3.9 million Net Pops), where we provide wireless PCS and wireline services including switched voice, Internet and private line services over our own fiber optic and microwave network. During fiscal 2000, we acquired controlling interests in All America Cables and Radio, Inc. ("AACR") in the Dominican Republic and Paradise Wireless (Jamaica) Limited in Jamaica, which collectively expanded our Net Pops by 7.5 million. We increased our total subscribers by 37% from August 31, 1999 to August 31, 2000.

We are in a highly competitive business, competing with other providers of wireless telephone service and providers of telephone services using different technologies. Since August 1988, we have acquired thirty-one wireless telephone markets in the United States that we own and manage ("Domestic"). In addition, we acquired one of two Metropolitan Trading Areas ("MTA") licenses to provide broadband PCS in the Commonwealth of Puerto Rico and the U.S. Virgin Islands as well as controlling interests in companies owning wireless licenses in the Dominican Republic and Jamaica (collectively, "Caribbean Wireless"). We also participate in the alternative access business in Puerto Rico, provide Internet related services in Puerto Rico and Jamaica and provide long distance service in the Dominican Republic (collectively, "Caribbean Wireline").

Overview

We had 664,000 wireless subscribers at August 31, 2000, as compared to 486,300 at August 31, 1999, an increase of 37%. We reported net income of $23,851 for the three months ended August 31, 2000 as compared to net income $5,679 for the three months ended August 31, 1999. Included in net income for the three months ended August 31, 2000 was a pre-tax gain of $32,135 ($18,959 after-tax) we recognized on the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Earnings per common share, basic and diluted, for the three months ended August 31, 2000 were $0.25 per share, as compared to earnings per common share of $0.06 for the three months ended August 31, 1999. Excluding the effect of the redemption of the GTE Mobilnet partnership interest, earnings per share would have been $0.05. The table below summarizes results of operations for each period:


                                            Three Months Ended
                                          8/31/00      8/31/99    % Change
                                         ---------    ---------  ----------
EBITDA (1)                                $ 68,366    $  57,926       18%
Operating income                          $ 77,955    $  38,940      100%
Net income                                $ 23,851    $   5,679      320%
Earnings per common share-
    Basic and Diluted                      $  0.25      $  0.06      317%


(1) Earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, (gain) loss on disposition of assets, recapitalization costs and other non-recurring charges ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Domestic Operations

Revenue

                                 Three Months Ended
                                  8/31/00    8/31/99   % Change
                                 ---------  ---------  ---------
Service revenue                  $ 83,174   $ 69,409      20%
Equipment sales                     3,557      3,110      14%
                                 ---------  ---------
Total revenue                    $ 86,731   $ 72,519      20%
                                 =========  =========

Total Domestic service revenue, excluding roaming revenue, increased $8,435 to $49,826, a 20% increase from the three months ended August 31, 1999. This increase was primarily due to an increase in revenue from new subscribers of $15,524, partially offset by a decrease in retail revenue per subscriber of $7,089. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans. Revenue from domestic roaming usage increased to $33,348 or 19% over roamer revenues of $28,018 for the three months ended August 31, 1999. This increase was primarily due to an increase in roaming revenue, generated by increased usage of $12,962, partially offset by a reduction in roaming rates per minute of $7,632.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current period.

Our Domestic operations had approximately 466,800 and 341,200 subscribers at August 31, 2000 and August 31, 1999, respectively. Increases from new activations of 192,500 were offset by subscriber cancellations of 93,700. Included in the number of subscribers as of August 31, 2000 are approximately 26,800 subscribers acquired in the Lake Charles, Kokomo and Allegan acquisitions. The cancellations experienced by the Domestic operations were primarily the result of competitive factors and non-payment.

Domestic revenue per subscriber per month, based upon an average number of subscribers, was $63 for the three months ended August 31, 2000, as compared to $73 for the three months ended August 31, 1999. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans.

Costs and expenses

                                             Three Months Ended
                                             8/31/00     8/31/99   % Change
                                           ----------   ---------  ---------
Cost of equipment sold                     $   6,795    $  5,555       22%
Cost of services                           $   9,573    $  7,219       33%
Sales and marketing                        $  11,368    $ 10,280       11%
General and administrative                 $  13,117    $ 10,715       22%

EBITDA                                     $  45,878    $ 38,750       18%
(Gain) loss on disposition of assets         (32,135)          2       N/A
Depreciation and amortization                 10,521       7,973       32%
                                           ----------   ---------
Operating income                           $  67,492    $ 30,775      119%
                                           ==========   =========

Cost of equipment sold increased during the three months ended August 31, 2000, primarily due to an increase in the number of telephone units sold and the higher costs associated with digital phones.

Cost of services increased during the three months ended August 31, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Domestic network.

Sales and marketing expenses increased during the three months ended August 31, 2000, primarily due to a larger number of retail locations and expanded sales force. Cost to acquire per activation was $295 for the three months ended August 31, 2000, as compared to $291 for the three months ended August 31, 1999.

General and administrative expenses increased during the three months ended August 31, 2000, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the Domestic operations for the three months ended August 31, 2000 was $45,878, an increase of $7,128 or 18% over the three months ended August 31, 1999.

The gain on disposition of assets for the three months ended August 31, 2000 represents the pre-tax gain we recognized on the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

Depreciation and amortization for the three months ended August 31, 2000 was $10,521, an increase of $2,548 or 32% from the three months ended August 31, 1999. This increase was the result of depreciation related to capital expenditures made during fiscal 2001 and 2000 in connection with the continued expansion of our Domestic operations as well as depreciation and amortization related to the Lake Charles, Kokomo and Allegan acquisitions.

Operating income for the three months ended August 31, 2000 was $67,492, an increase of $36,717 from the operating income of $30,775 for the three months ended August 31, 1999.

Caribbean Wireless Operations

Revenue
                                    Three Months Ended
                                    8/31/00    8/31/99   % Change
                                   ---------  ---------  ---------
Service revenue                    $ 42,739   $ 35,726      20%
Equipment sales                       2,712      1,157     134%
                                   ---------  ---------
Total revenue                      $ 45,451   $ 36,883      23%
                                   =========  =========

Total Caribbean Wireless service revenue increased $7,013 or 20% to $42,739. This increase was primarily due to an increase in revenues from new subscribers of $13,326, partially offset by a decrease in retail revenue per subscriber, which accounted for a decrease of $6,313.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to an increase in the number of telephone units sold.

Our Caribbean Wireless operations had approximately 197,200 subscribers at August 31, 2000, an increase of 36% from the 145,100 subscribers at August 31, 1999. Increases from new activations of 120,900 were offset by subscriber cancellations of 68,800. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $80 for the three months ended August 31, 2000, as compared to $88 for the three months ended August 31, 1999.

Costs and expenses
                                          Three Months Ended
                                          8/31/00   8/31/99   % Change
                                         ---------  --------- ---------
Cost of equipment sold                   $  2,706   $  1,983      36%
Cost of services                         $  6,325   $  5,573      13%
Sales and marketing                      $  8,635   $  6,161      40%
General and administrative               $  8,835   $  7,303      21%

EBITDA                                   $ 18,950   $ 15,863      19%
Depreciation and amortization               9,261     10,006      (7%)
                                         ---------  ---------
Operating income                         $  9,689   $  5,857      65%
                                         =========  =========



Cost of services increased during the three months ended August 31, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean.

Sales and marketing expenses increased during the three months ended August 31, 2000, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic.

General and administrative expenses increased during the three months ended August 31, 2000, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the Caribbean Wireless operations for the three months ended August 31, 2000 was $18,950, an increase of $3,087 or 19% over the three months ended August 31, 1999.

Depreciation and amortization for the three months ended August 31, 2000 was $9,261, a decrease of $745 or 7% from the three months ended August 31, 1999. This decrease resulted from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2001 and 2000 in connection with the development and network expansion of our Caribbean wireless telephone systems and the purchase of additional PCS phones.

Operating income for the three months ended August 31, 2000 was $9,689, an increase of $3,832 from operating income of $5,857 for the three months ended August 31, 1999.

Caribbean Wireline Operations

Revenue
                                   Three Months Ended
                                    8/31/00    8/31/99    % Change
                                   ----------  --------   ---------
Service revenue                    $  14,497   $ 9,643        50%
Equipment sales                          162        50       224%
                                   ----------  --------
Total revenue                      $  14,659   $ 9,693        51%
                                   ==========  ========


Total Caribbean Wireline revenue increased $4,966 or 51% to $14,659 for the three months ended August 31, 2000. Termination revenue decreased $2,624, or 64%, to $1,494 for the three months ended August 31, 2000, reflecting a 75% increase in terminating minutes of use, offset by a decrease in rate per terminating minute. The decrease in rate per terminating minute reflects a new rate with the Puerto Rico Telephone Company ("PRTC") effective as of April 7, 2000.

Business switched and private line revenue increased 74% to $5,592 for the three months ended August 31, 2000. This increase reflects a 54% increase in business access lines to 17,077 lines as of the end of the first quarter as well as a 90% increase in dedicated access line equivalents to 37,487 at August 31, 2000.

Revenue from the AACR and Infochannel acquisitions totaled $4,876 for the three months ended August 31, 2000.

Costs and expenses
                                        Three Months Ended
                                        8/31/00    8/31/99    % Change
                                       ---------  ---------   ---------
Cost of equipment sold                 $    205   $     61       236%
Cost of services                       $  6,359   $  3,940        61%
Sales and marketing                    $  1,817   $  1,333        36%
General and administrative             $  2,740   $  1,046       162%

EBITDA                                 $  3,538   $  3,313         7%
Depreciation and amortization             2,764      1,005       175%
                                       ---------  ---------
Operating income                       $    774   $  2,308       (66%)
                                       =========  =========

Cost of services increased during the three months ended August 31, 2000, primarily due to increased costs to support the expanding Wireline business and expenses related to AACR.

Sales and marketing expenses increased during the year primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses increased during the three months ended August 31, 2000, primarily due to increased expenses related to the acquisition of AACR as well as increased costs to support the expanding customer base.

EBITDA for the Caribbean Wireline operations for the three months ended August 31, 2000 was $3,538, an increase of $225 or 7% over the three months ended August 31, 1999.

Depreciation and amortization for the three months ended August 31, 2000 was $2,764, an increase of $1,759 or 175% over the three months ended August 31, 1999. This increase was due to increased depreciation associated with the expansion of our network in addition to increased depreciation and amortization related to the AACR and Integrated Systems acquisitions.

Operating income for the three months ended August 31, 2000 was $774, a decrease of $1,534 from the operating income of $2,308 for the three months ended August 31, 1999.

Consolidated

Other non-operating income and expenses

Net interest expense was $41,584 for the three months ended August 31, 2000, an increase of $5,650 or 16% from the three months ended August 31, 1999. Gross interest expense for the three months ended August 31, 2000 was $42,066 as compared to $37,560 for the three months ended August 31, 1999. The increases in interest expense reflect an increase in total debt of $154,579 from August 31, 1999.

The increase in total debt from August 31, 1999 was the result of borrowings for acquisitions, assumed debt for completed acquisitions of $19,923, additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless operation's PCS network infrastructure, the expansion of the Caribbean Wireline network and the purchase of PCS telephones. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended August 31, 2000 was approximately $144,300. The average debt outstanding during the three months ended August 31, 2000 was $1,606,308, an increase of $136,865 as compared to the average debt level of $1,469,443 during the three months ended August 31, 1999. Our weighted average interest rate increased to 10.5% for the three months ended August 31, 2000 from 10.2% for the three months ended August 31, 1999.

After loss attributable to minority interests in subsidiaries for the three months ended August 31, 2000, pre-tax income was $42,529, as compared to pre-tax income of $6,535 for the three months ended August 31, 1999. The income tax expense was $18,678 for the three months ended August 31, 2000, as compared to income tax expense of $856 for the three months ended August 31, 1999. The increase in income tax expense is primarily the result of taxes related to the gain we recognized on the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

These factors resulted in net income of $23,851 for the three months ended August 31, 2000, which represents an increase of $18,172 from the net income of $5,679 for the three months ended August 31, 1999.

Liquidity and Capital Resources

On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is now equally available to both of the borrowers. The amount available under the revolving credit facility as of August 31, 2000 was $162,500.

For the three months ended August 31, 2000, earnings exceeded fixed charges by $43,709. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $22,546 relating to depreciation and amortization.

As of August 31, 2000, we had $447,425 of property, plant and equipment (net) placed in service. During the three months ended August 31, 2000, we made capital expenditures of $63,287 to continue the construction of our new network in the Dominican Republic and to expand the coverage areas and upgrade our cell sites and call switching equipment of existing Domestic and Caribbean properties. Capital expenditures for the Caribbean operations were $50,181 for the three months ended August 31, 2000, representing 79% of our total capital expenditures. The Caribbean operations capital expenditures included $14,755 to add capacity and services and to continue the expansion of our PCS network infrastructure, $6,140 to purchase telephone units which remain our property while in use by subscribers and $29,280 related to the initial buildout of our PCS network in the Dominican Republic. Our future commitments for property and equipment include the addition of cell sites to expand coverage and enhancements to the existing infrastructure of our wireless telephone systems. During fiscal year 2001, we anticipate capital expenditures in our Domestic systems of approximately $40,000. We currently estimate that the cost to continue the expansion of our Puerto Rico network infrastructure and purchase telephone units during fiscal 2001 will be approximately $92,000. We estimate the initial cost of the buildout of our wireless operations in the Dominican Republic and Jamaica over the next three fiscal years will be approximately $225,000. Additionally, we expect additional capital expenditures to obtain undersea fiber optic transmission capacity in the Caribbean and to upgrade the Pegasus Communications cable systems which we acquired in September 2000 will be approximately $23,000 during fiscal 2001.

We expect to finance our capital expenditures primarily from cash flow generated from operations, proceeds from asset sales and borrowings under our existing revolving credit facility. We may also seek various other sources of external financing, including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities. In September 2000, we sold our 25% equity investment interest in the Modoc, California Partnership and our 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900. We expect to consummate the sale of our Southwest properties to Western Wireless Corporation for $202,500 by the end of calendar year 2000.

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

The following tables sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash available for (required from) financing and investing activities:

                                                                          Three Months Ended August 31,
                                                                         -----------------------------
                                                                   2000                             1999
                                                                  ------                           ------
                                                                     % of net                        % of net
                                                                       cash                           cash
                                                            Amount    provided         Amount        provided
                                                          ---------- ----------      ----------      ----------
Net  cash  provided  by  (used  in)
     operating activities                                  $ 39,522       49%         $ (6,284)        (12)%
Interest paid                                                40,754       51%           59,307         112%
                                                          ----------    ------       ----------       ------
Net cash provided                                          $ 80,276      100%         $ 53,023         100%
                                                          ==========    ======       ==========       ======

Principal uses of cash
Interest paid                                              $ 40,754       51%         $ 59,307         112%
Property, plant & equipment                                  63,287       79%           32,385          61%
                                                          ----------    ------       ----------       ------
Total                                                      $104,041       130%        $ 91,692         173%
                                                          ==========    ======       ==========       ======
Cash required from other financing and
     investing activities                                  $(23,765)     (30%)        $(38,669)        (73)%
                                                          ==========    ======       ==========       ======


     Net cash provided by operating activities for the three months ended August 31, 2000 was not sufficient to fund our expenditures for property, plant and equipment of $63,287.

     The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:


                                                                             Three Months Ended August 31,
                                                                            -------------------------------
                                                                           2000                         1999
                                                                         --------                     --------
Proceeds from disposition of assets                                     $      -                      $      3
Proceeds from the exercise of stock options                                  361                             -
Proceeds from issuance of long-term debt                                  67,500                        16,170
Proceeds from maturity of restricted
    securities                                                            19,888                        19,998
Distributions received from equity investments-net                         7,338                         2,835
                                                                        ---------                     ---------
Cash provided by other financing and
    investing activities                                                  95,087                        39,006
                                                                        ---------                     ---------

Repayment of debt                                                        (19,076)                       (1,125)
Debt issuance costs paid                                                       -                          (173)
Acquisitions, net of cash acquired                                       (45,992)                       (1,968)
                                                                        ---------                     ---------
Cash available for operations and capital
    expenditures                                                        $ 30,019                      $ 35,740
                                                                        =========                     =========


Based upon current market conditions and our current capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve month period.

Acquisitions, Exchanges and Dispositions

Our primary acquisition strategy is to acquire controlling ownership interests in communications systems serving markets which are proximate to or share a community of interest with our current markets. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies as well as joint marketing benefits. Clustering also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in wireless systems in other geographic areas. We also may pursue other communications businesses we determine to be desirable. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities or a combination thereof.

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of $32,135, which is included in (gain) loss on disposition of assets in the consolidated statement of operations.

In July 2000, we entered into a definitive agreement to sell our Southwest cluster to Western Wireless Corporation for approximately $202,500 in cash. Our Southwest cluster consists of rural service areas in and around Yuma, Arizona (Arizona RSA-4) and El Centro, California (California RSA-7). The Southwest cluster also includes paging and specialized mobile radio operations. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close by the end of calendar year 2000.

In July 2000, we acquired a 60% interest in Infochannel Limited, a leading Internet Service Provider on the island of Jamaica for $8,000 in cash.

In July 2000, we purchased the remaining 74.9% of the non-wireline (A-Side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that we did not own. The Lake Charles market represents approximately 180,000 Net Pops. The purchase price was approximately $42,300 in cash, subject to adjustment.

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

In April 2000, we acquired of a 70% interest in AACR in the Dominican Republic for approximately $19,800 in cash, subject to adjustment. AACR is an international long distance provider that also holds a 30 MHz PCS license, a Local Multipoint Distribution System license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately 8.9 million Pops in the Dominican Republic.

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

In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Deferral of the Effective
Date of SFAS No. 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. We are currently evaluating the financial impact of adoption of SFAS No. 133, as amended by SFAS No. 138. The adoption is not expected to have a material effect on our results of operations, financial position and cash flows.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance on certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this Interpretation clarifies (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. We adopted the provisions of FIN No. 44 effective July 1, 2000. The adoption did not have a material effect on our results of operations, financial position and cash flows.

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of October 12, 2000, 37,613,079 shares remain available for future acquisitions.

On July 7, 2000, the Securities and Exchange Commission declared our universal shelf registration statement effective which registered an aggregate of $750,000 of securities (debt, common stock, preferred stock and warrants) as well as 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe and an affiliate of the Blackstone Group).

Subsequent Events

In September 2000, we completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. The newly-acquired cable systems have over 57,000 subscribers and serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico, and pass over approximately 170,000 homes with their 123 route miles of fiber optic and 1,268 miles of coaxial cable.

In September 2000, we sold our 25% equity investment interest in the Modoc, California Partnership and our 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

             Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Forward-looking statements can be identified by the use of words "believe", "expect", "estimate", "anticipate", "project", "intend", "may", "will", "estimate" and similar expressions, or by discussion of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

o general economic, business, political and social conditions in the areas in which we operate;
o       our substantial debt obligations;
o       local operating hazards and risks in the areas in which we operate;
o       the ability to attract and retain qualified personnel;
o       the capital intensity of the telecommunications industry;
o the competitive nature of the telecommunications industry, including potential overbuilding by personal communications service providers;
o       price declines in roaming rates;
o opportunities for growth through acquisitions and investments and our ability to manage this growth;
o       governmental regulation;
o       changes and developments in technology;
o       subscriber cancellations;
o restrictive covenants and consequences of default contained in our financing arrangements;
o       our ability to manage and monitor billing;
o safety concerns associated with using wireless telephones while operating an automobile;
o       possible health effects of radio frequency transmission;
o       control by certain of our stockholders and anti-takeover provisions; and
o other factors referenced in our filings with the Securities and Exchange Commission.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2000 (based on information provided by one of the Company's lending institutions):


Amounts in thousands:

                                                     Year ended
                               August 31,  August 31,  August 31,  August 31,  August 31,                             Fair
                                 2001        2002        2003        2004        2005     There-after    Total        value
                              ------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                   $  7,109    $  6,517          -          -     $    219     $540,493   $  554,338    $  546,198
  Average interest rate           8.24%       8.30%          -          -       10.13%       10.51%       10.46%             -
  Variable rate                $  5,500    $ 39,250   $ 67,375   $ 89,875     $112,375     $764,750   $1,079,125    $1,079,125
  Average interest rate (1)       6.92%       6.96%      6.95%      6.98%        7.03%        7.11%        7.08%             -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount              $350,000    $150,000          -          -            -            -            -    $    9,191
  Average pay rate                5.40%       5.38%          -          -            -            -            -             -
  Average receive rate            6.92%       6.96%          -          -            -            -            -             -
Interest rate collar:
  Notional amount              $100,000    $100,000   $100,000          -            -            -            -    $      983
  Cap                             7.00%       7.00%      7.00%          -            -            -            -             -
  Floor                           4.45%       4.45%      4.45%          -            -            -            -             -

(1) Represents the average interest rate before applicable margin

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     To our knowledge, there are no material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

ITEM 2.  Changes in Securities and Use of Proceeds

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Report on Form 8-K

     Each exhibit identified below is filed as a part of this report.

     a) Exhibits

       Exhibit No.                        Description
      -------------                     --------------

      Exhibit 10.1 Asset Purchase Agreement, dated as of May 15, 2000, among Centennial Puerto Rico Cable TV Corp., Pegasus Communications Corporation, Pegasus Cable Television of San German, Inc. and MCT Cablevision, Limited Partnership.

      Exhibit 27       Financial data schedule (EDGAR filing document only).


     b) Reports on Form 8-K

      None

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 13, 2000



                                                 CENTENNIAL COMMUNICATIONS CORP.


                                                /S/
                                                ---------------------
                                                Peter W. Chehayl
                                                Chief Financial Officer,
                                                Sr. Vice President and Treasurer
                                                (Chief Financial Officer)



                                                /S/
                                                ---------------------
                                                Thomas E. Bucks
                                                Sr. Vice President-Controller
                                                (Chief Accounting Officer)