Form 10-Q
period 2000-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2001-01-12
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
          Act of 1934 for the quarterly period ended November 30, 2000
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
                         Commission file number 0-19603

                         Centennial Communications Corp.
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1242753
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                           3349 Route 138, Building A
                                 Wall, NJ 07719
          (Address of principal executive offices, including zip code)
                                 (732) 556-2200
              (Registrant's telephone number, including area code)

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

Common stock -  94,587,677 outstanding shares as of January 9, 2001

                         Part I - Financial Information

  Item 1. - Financial Statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                       November 30,
                                                                                          2000                    May 31,
                                                                                       (Unaudited)                 2000
                                                                                    -----------------        ---------------



  ASSETS

  CURRENT ASSETS:
        Cash and cash equivalents                                                   $      212,472           $       12,879
        Restricted investments                                                                   -                   19,888
        Accounts receivable, less allowance for doubtful
            accounts of  $7,518 and $6,539, respectively                                    81,173                   69,692
        Inventory - phones and accessories, less allowance for
            obsolescence of $1,280 and $1,052, respectively                                 24,012                   10,835
        Prepaid expenses and other current assets                                            7,106                    6,452
                                                                                    -----------------        ----------------

          TOTAL CURRENT ASSETS                                                             324,763                  119,746

  PROPERTY, PLANT AND EQUIPMENT - net                                                      504,325                  398,345

  EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                               2,008                   72,894

  DEBT ISSUANCE COSTS, less accumulated amortization of
         $13,981 and $10,112, respectively                                                  52,240                   56,109

  DOMESTIC CELLULAR LICENSES, less accumulated
        amortization of $290,071 and $304,922, respectively                                269,901                  241,855

  CARIBBEAN WIRELESS LICENSES, less accumulated
        amortization of $6,329 and $5,462, respectively                                    121,429                  122,297

  GOODWILL, less accumulated amortization of $24,127
        and $34,462, respectively                                                          209,083                  137,545

  OTHER ASSETS - net                                                                        40,219                   23,942
                                                                                    -----------------        ----------------

          TOTAL                                                                     $    1,523,968           $    1,172,733
                                                                                    =================        ================





            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                        November 30,
                                                                                            2000                May 31,
                                                                                        (Unaudited)              2000
                                                                                    -----------------     ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Current portion of long-term debt                                           $       13,832        $      11,725
        Short-term debt                                                                          -                6,688
        Accounts payable                                                                    33,888               32,238
        Accrued expenses and other current liabilities                                     253,539              106,943
        Payable to affiliates                                                                  125                  125
                                                                                    -----------------     ----------------

              TOTAL CURRENT LIABILITIES                                                    301,384              157,719

LONG-TERM DEBT                                                                           1,530,976            1,566,048

DEFERRED FEDERAL INCOME TAXES                                                               38,787                    -

MINORITY INTEREST IN SUBSIDIARIES                                                           22,328               25,296

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
        Common stock par value $.01 per share:
              1 vote per share, 150,000,000 shares authorized;
                 issued,  94,653,155 and 94,413,714 shares, respectively;
                and outstanding 94,582,652 and 94,343,211 shares, respectively                 947                  944
        Common stock issuable                                                                    -                2,355
        Additional paid-in capital                                                         429,692              426,675
        Accumulated deficit                                                               (798,819)          (1,004,910)
                                                                                    -----------------     ----------------
                                                                                          (368,180)            (574,936)
        Less:  Cost of 70,503 common shares in treasury                                     (1,077)              (1,077)
        Deferred compensation                                                                 (250)                (317)
                                                                                    -----------------     ----------------

              TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                 (369,507)            (576,330)
                                                                                    -----------------     ----------------

                            TOTAL                                                   $    1,523,968        $   1,172,733
                                                                                    =================     ================





            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                  Three Months Ended                     Six Months Ended
                                                         ----------------------------------     ----------------------------------
                                                           November 30,       November 30,         November 30,       November 30,
                                                              2000               1999                 2000               1999
                                                         ---------------    ---------------     ----------------    ---------------
REVENUE:
      Service revenue                                    $      147,476     $      118,575      $       286,289     $      231,530
      Equipment sales                                             6,885              4,955               13,316              9,272
                                                         ---------------    ---------------     ----------------    ---------------
                                                                154,361            123,530              299,605            240,802
                                                         ---------------    ---------------     ----------------    ---------------

COSTS AND EXPENSES:
      Cost of equipment sold                                     10,028              7,365               19,734             14,964
      Cost of services                                           24,645             14,711               45,417             30,416
      Sales and marketing                                        22,799             19,224               44,619             36,998
      General and administrative                                 28,383             22,204               52,963             40,472
      Depreciation and amortization                              27,192             19,655               49,738             38,639
      Gain on disposition of assets                            (331,209)                (2)            (363,344)                 -
                                                          ---------------   ---------------     ----------------    ---------------
                                                               (218,162)            83,157             (150,873)           161,489
                                                          ---------------   ---------------     ----------------    ---------------

OPERATING INCOME                                                372,523             40,373              450,478             79,313

INCOME FROM EQUITY INVESTMENTS                                    4,314              3,856                9,629              7,340
INTEREST EXPENSE -  NET                                         (42,501)           (36,495)             (84,085)           (72,429)
                                                          ---------------   ---------------     ----------------    ---------------

INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST         334,336              7,734              376,022             14,224

INCOME TAX EXPENSE                                             (154,226)              (700)            (172,904)            (1,556)
                                                          ---------------   ---------------     ----------------    ---------------

      INCOME BEFORE MINORITY INTEREST                           180,110              7,034              203,118             12,668

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                         2,130                 15                2,973                 60
                                                          ---------------   ---------------     ----------------    ---------------

      NET INCOME                                          $     182,240     $        7,049      $       206,091     $       12,728
                                                          ===============   ===============     ================    ===============

EARNINGS PER COMMON SHARE:
         BASIC                                            $        1.93     $         0.08      $          2.18     $         0.14
                                                          ===============   ===============     ================    ===============
         DILUTED                                          $        1.88     $         0.07      $          2.13     $         0.13
                                                          ===============   ===============     ================    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD:
         BASIC                                                   94,559            93,750               94,527              93,693
                                                          ===============   ===============     ================    ===============
         DILUTED                                                 96,943            97,164               96,805              97,083
                                                          ===============   ===============     ================    ===============









            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                                 Common  Additional
                                              Common Stock        Stock    Paid-In    Treasury   Deferred    Accumulated
                                          --------------------                                    Compen-
                                            Shares     Dollars  Issuable   Capital     Stock      sation       Deficit       Total
                                          -----------  -------- -------- ----------- --------- ------------ ------------- ----------
Balance at June 1, 1999                   93,673,386   $   937  $     -  $  418,749  $ (1,077) $        -   $ (1,021,587) $(602,978)

Common stock issued in conjunction
   with acquisitions                         420,000         4        -       5,226         -           -              -      5,230

Common stock issued in
   connection with incentive plans           295,680         3        -       1,390         -           -              -      1,393

Deferred compensation                         24,648         -        -         438         -        (438)             -          -

Amortization of deferred compensation              -         -        -           -         -         121              -        121

Income tax benefit from stock options              -         -        -         872         -           -              -        872
exercised

Common stock issuable                              -         -    2,355           -         -           -              -      2,355

Net income                                         -         -        -           -         -           -         16,677     16,677
                                         ------------  -------- -------- ----------- --------- ------------ ------------- ----------

Balance at May 31, 2000                   94,413,714       944    2,355     426,675    (1,077)       (317)    (1,004,910)  (576,330)


Common stock issued in conjunction
   with acquisitions                         120,000         1   (2,355)      2,354         -           -              -          -


Common stock issued in
   connection with incentive plans           119,441         2        -         663         -           -              -        665


Amortization of deferred compensation              -         -        -           -         -          67              -         67

Net income                                         -         -        -           -         -           -        206,091    206,091
                                         ------------  -------- -------- ----------- ---------  ------------ ------------ ----------

Balance at November 30, 2000 (unaudited)  94,653,155   $   947  $     -  $  429,692  $ (1,077)  $    (250) $    (798,819) $(369,507)
                                         ============  ======== ======== =========== =========  ============ ============ ==========


            See noted to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                           Six Months Ended
                                                                                ---------------------------------------
                                                                                    November 30,         November 30,
                                                                                        2000                 1999
                                                                                ------------------   ------------------
OPERATING ACTIVITIES:
     Net income                                                                 $        206,091     $         12,728
                                                                                ------------------   ------------------

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                        49,738               38,639
     Minority interest in loss of subsidiaries                                            (2,973)                 (60)
     Deferred income taxes                                                                42,400                 (624)
     Equity in undistributed earnings of investee companies                               (9,629)              (7,340)
     Gain on disposition of assets                                                      (363,344)                   -
     Other                                                                                 3,933                3,539
     Change in assets and liabilities net of effects of
        acquisitions and dispositions:
            Accounts receivable - (increase)                                             (12,119)             (10,535)
            Prepaid expenses and other current assets -
               (increase)                                                                (16,319)              (2,574)
            Accounts payable, accrued expenses and
               other current liabilities- increase (decrease)                            139,749               (5,524)
            Customer deposits and prepayments -
               increase                                                                    2,740                  608
                                                                                ------------------   ------------------

     Total adjustments                                                                  (165,824)              16,129
                                                                                ------------------   ------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                         40,267               28,857
                                                                                ------------------   ------------------

INVESTING ACTIVITIES:

     Proceeds from disposition of assets                                                 493,325                   22
     Capital expenditures                                                               (107,532)             (76,371)
     Purchase of restricted securities                                                         -              (19,998)
     Proceeds from maturity of restricted securities                                      19,888               39,996
     Acquisitions, net of cash acquired                                                 (216,188)             (32,820)
     Distributions received from equity investments                                       11,238                5,047
     Capital contributed to equity investments                                              (821)                   -
                                                                                ------------------   ------------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              199,910              (84,124)
                                                                                ------------------   ------------------

FINANCING ACTIVITIES:

     Proceeds from the issuance of long-term debt                                        238,400               19,343
     Repayment of debt                                                                  (279,651)              (2,250)
     Debt issuance costs paid                                                                  -                 (267)
     Proceeds from the exercise of stock options                                             667                    -
                                                                                ------------------   ------------------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (40,584)              16,826
                                                                                ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     199,593              (38,441)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            12,879               51,141
                                                                                ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        212,472     $         12,700
                                                                                ==================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest                                                     $         75,338     $         78,858
                                                                                ==================   ==================




            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of November 30, 2000 and the results of its consolidated operations and cash flows for the periods ended November 30, 2000 and 1999. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2000 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2000 is audited.

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

Note 2. Debt

Short-term debt consists of the following:
                                             November 30,       May 31,
                                                2000             2000
                                             -----------       --------
13% Notes due July 2000                      $       -         $  6,544
Other                                                -              144
                                             -----------       --------
                                             $       -         $  6,688
                                             ===========       ========

Short-term debt was assumed as part of the acquisitions of All America Cables and Radio, Inc. ("AACR") and Infochannel Limited. This debt was repaid during the six months ended November 30, 2000.

Long-term debt consists of the following:

                                                          November 30,             May 31,
                                                             2000                   2000
                                                         --------------         --------------
8 7/8% Senior Notes due 2001                             $      1,388           $      1,388
10 1/8% Senior Notes due 2005                                     219                    219
Term Loans                                                    990,250                993,000
Revolving Credit Facility                                           -                 30,000
Mezzanine Debt                                                171,055                169,931
10 3/4% Senior Subordinated Notes due 2008                    370,000                370,000
Notes Payable                                                  11,896                 13,235
                                                         --------------         --------------
Total Long-Term Debt                                        1,544,808              1,577,773
Current Portion of Long-Term Debt                             (13,832)               (11,725)
                                                         --------------         --------------
Net Long-Term Debt                                       $  1,530,976             $1,566,048
                                                         ==============         ==============

On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $990,250 and $0, respectively, were outstanding as of November 30, 2000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

Notes Payable were assumed as part of the acquisition of AACR and have maturities from January 2001 to April 2002.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at November 30, 2000 are summarized as follows:

         November 30, 2001                          $      13,832
         November 30, 2002                                 55,452
         November 30, 2003                                 73,000
         November 30, 2004                                 95,500
         November 30, 2005                                118,219
         November 30, 2006 and thereafter               1,188,805
                                                    --------------
                                                    $   1,544,808
                                                    ==============

The Company was in compliance with all covenants of its debt agreements at November 30, 2000.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the six months ended November 30, 2000 and 1999 were $85,824 and $74,849, respectively.

Note 3. Acquisitions/Dispositions

In November 2000, the Company sold its interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $152,600, which is included in gain on disposition of assets in the consolidated statement of operations.

In November 2000, the Company sold its Southwest cluster for approximately $202,500 in cash, subject to adjustment. The Company recorded a pre-tax gain of approximately $183,800, which is included in gain on disposition of assets in the consolidated statement of operations.

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

In September 2000, the Company sold its 25% equity investment interest in the Modoc, California Partnership and our 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of approximately $24,900 which is included in gain on disposition of assets in the consolidated statement of operations.

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

In April 2000, the Company acquired a wireless telephone system in the Kokomo, Indiana MSA for cash of approximately $25,600.

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

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 1999:

                                           Six Months Ended
                                           ----------------
                                  November 30,           November 30,
                                     2000                   1999
                                 -------------          -------------
Revenues                         $    309,200           $    274,129
Net income                       $    205,995           $     11,928
Earnings per common share-
     Basic                            $  2.18                $  0.13
                                      =======                =======
     Diluted                          $  2.13                $  0.12
                                      =======                =======

Note 4.  New Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. The Company has not determined the impact of the adoption on its results of operations and financial position. This change will not affect cash flows.

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

Note 5.  Subsequent Events

In December 2000, the Company signed a definitive agreement to purchase the Teleponce cable television company for approximately $108,000 in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico, and have over 37,000 subscribers, and pass over 124,500 homes. This transaction is subject to customary closing conditions and is expected to close prior to the end of fiscal 2001.

In December 2000, the Company acquired Com Tech International Corporation ("Com Tech"), an owner of undersea fiber optic cable capacity for approximately $16,900. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network. Com Tech's name has been changed to Centennial Undersea Cable Corp.

Note 6.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company's consolidated financial statements include three distinct business segments: Domestic, Caribbean Wireless and Caribbean Wireline. The Company determines its segments based on the types of services offered as well as geographic location. Domestic represents the Company's markets in the United States that it owns and manages. Caribbean Wireless represents the Company's PCS operations in Puerto Rico as well as the recently acquired wireless licenses in the Dominican Republic and Jamaica. Caribbean Wireline represents the Company's participation in the alternative access and cable television businesses and its offering of Internet related services in Puerto Rico and its offering of long distance services in the Dominican Republic. The Company changed its business segments for the year ended May 31, 2000, to reflect the way management now evaluates its businesses given the growth of the Company. Accordingly, all prior period segment results have been restated to reflect the new segments. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, gain on disposition of assets and non-recurring charges.

Information about the Company's operations in its three business segments for the six months ended November 30, 2000 and 1999 is as follows:



                                                       Caribbean      Caribbean
                                        Domestic        Wireless       Wireline        Eliminations          Consolidated
                                      ------------   -------------   -------------   ---------------- ---- ------------------

Six months ended
November 30, 2000
-----------------
Total revenues                        $   172,506      $    92,764     $   37,589       $   (3,254)  (a)     $     299,605
EBITDA                                     89,491           36,794         10,587                -                 136,872
Total assets                            1,742,406          409,104        311,093         (938,635)  (b)         1,523,968
Capital expenditures                       24,393           55,887         27,252                -                 107,532


Six months ended
November 30, 1999
-----------------
Total revenues                        $   146,747      $    76,844     $   20,953       $   (3,742)  (a)     $     240,802
EBITDA                                     76,886           36,266          4,800                -                 117,952
Total assets                              851,605          263,905         69,059         (181,394)  (b)         1,003,175
Capital expenditures                       26,576           31,259         18,536                -                  76,371

(a) Elimination of intercompany revenue, primarily from Caribbean Wireline to Caribbean Wireless

(b)  Elimination of intercompany investments


Reconciliation of Income before Income Taxes and Minority Interest

                                                 Six months ended November 30,
                                               --------------------------------
                                                     2000            1999
                                                 -----------     -----------
EBITDA for reportable segments                   $ 136,872       $ 117,952
Interest expense (net)                             (84,085)        (72,429)
Depreciation and amortization                       49,738          38,639
Income from equity investments                       9,629           7,340
Gain on disposition of assets                     (363,344)              -
                                                 -----------     -----------
Income before income taxes and minority
   interest                                      $ 376,022       $  14,224
                                                 ===========     ===========

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


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of November 30, 2000
                             (Amounts in thousands)


                                                              Centennial                                                Centennial
                                              Centennial       Cellular                     Centennial                Communications
                                              Puerto Rico    Operating Co.                Communications                Corp. and
                                            Operations Corp.     LLC       Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                            --------------- ------------- -------------- -------------- ------------- --------------

ASSETS
Current assets:
   Cash and cash equivalents                $       6,255  $          -    $    206,217   $          -   $         -  $     212,472
   Accounts receivable - net                       28,541             -          52,632              -             -         81,173
   Inventory - phones and accessories - net           565             -          23,447              -             -         24,012
   Prepaid expenses and other current assets        2,413             -           4,693              -             -          7,106
                                            -------------- -------------- -------------- -------------- ------------- --------------

               Total current assets                37,774             -         286,989              -             -        324,763

Property, plant & equipment - net                 221,476             -         282,849              -             -        504,325

Equity investments in wireless systems - net            -             -           2,008              -             -          2,008

Debt issuance costs - net                          22,376             -          29,864              -             -         52,240

Domestic cellular licenses - net                        -             -         269,901              -             -        269,901

Caribbean wireless licenses - net                       -             -         121,429              -             -        121,429

Goodwill  - net                                     5,334             -         203,749              -             -        209,083

Intercompany                                       35,141     1,140,500         951,848        588,419    (2,715,908)             -

Investment in subsidiaries                              -      (290,524)        472,529       (765,524)      583,519              -

Other assets - net                                  5,650             -          34,569              -              -        40,219
                                            -------------- -------------- -------------- -------------- ------------- --------------

          Total                             $     327,751  $    849,976    $  2,655,735   $   (177,105)  $(2,132,389) $   1,523,968

                                            ============== ============== ============== ============== ============= ==============


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of November 30, 2000
                             (Amounts in thousands)



                                                           Centennial                                                  Centennial
                                          Centennial        Cellular                     Centennial                  Communications
                                          Puerto Rico     Operating Co.                Communications                  Corp. and
                                        Operations Corp.      LLC       Non-Guarantors      Corp.     Eliminations   Subsidiaries
                                       ----------------- -------------- -------------- -------------- ------------- ---------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term-debt   $         5,500   $          -   $      6,944   $      1,388   $         -   $      13,832
      Accounts payable                          16,855              -         17,033              -             -          33,888
      Accrued expenses and other
        current liabilities                     33,628              -        219,179            732             -         253,539
      Payable to affiliates                          -              -            125              -             -             125
                                       ----------------- -------------- -------------- -------------- ------------- ---------------

      Total current liabilities                 55,983              -        243,281          2,120             -         301,384


Long-term debt                                 659,750        695,000          4,952        171,274             -       1,530,976

Deferred federal income taxes                        -              -         38,787              -             -          38,787

Minority interest in subsidiaries                    -              -         22,328              -             -          22,328


Intercompany                                    98,957        920,500      1,678,234         19,008    (2,716,699)              -

Stockholders' equity (deficit):
   Common stock                                      -              -              -            947             -             947
   Preferred stock                             465,000              -              -              -      (465,000)              -
   Additional paid-in capital                 (883,226)             -      1,375,577        429,692      (492,351)        429,692
   Accumulated deficit                         (68,713)      (765,524)      (707,424)      (798,819)    1,541,661        (798,819)
                                       ----------------- -------------- -------------- -------------- ------------- ---------------
                                              (486,939)      (765,524)       668,153       (368,180)      584,310        (368,180)

   Less: treasury shares                             -              -              -         (1,077)            -          (1,077)
   Deferred compensation                             -              -              -           (250)            -            (250)
                                       ----------------- -------------- -------------- -------------- ------------- ---------------


   Total stockholders' equity (deficit)       (486,939)      (765,524)       668,153      (369,507)         584,310      (369,507)
                                       ----------------- -------------- -------------- -------------- ------------- ---------------

   Total                               $       327,751   $    849,976   $  2,655,735   $   (177,105)  $(2,132,389)  $   1,523,968
                                       ================= ============== ============== ============== ============= ===============

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000
                             (Amounts in thousands)



                                                               Centennial                                               Centennial
                                               Centennial       Cellular                    Centennial                Communications
                                              Puerto Rico     Operating Co.                Communications               Corp. and
                                            Operations Corp.      LLC       Non-Guarantors     Corp.      Eliminations Subsidiaries
                                            ---------------  -------------- -------------- -------------- ------------ -------------

Revenue                                     $     109,292    $          -   $    192,508   $          -   $   (2,195)  $    299,605
                                            ---------------  -------------- -------------- -------------- ------------ -------------

Costs and expenses:
   Cost of equipment sold                           5,015               -         14,719              -            -         19,734
   Cost of services                                16,588               -         29,049              -         (220)        45,417
   Sales and marketing                             18,021               -         26,598              -            -         44,619
   General and administrative                      22,129               -         32,809              -       (1,975)        52,963
   Depreciation and amortization                   22,925               -         26,813              -            -         49,738
   Gain on disposition of assets                       (5)              -       (363,339)             -            -       (363,344)
                                            ---------------  -------------- -------------- -------------- ------------ -------------
                                                   84,673               -       (233,351)             -       (2,195)      (150,873)
                                            ---------------  -------------- -------------- -------------- ------------ -------------

Operating income                                   24,619               -        425,859              -            -        450,478
                                            ---------------  -------------- -------------- -------------- ------------ -------------
Income from equity investments                          -               -          9,629              -            -          9,629
Income from investments in subsidiaries                 -         216,678        (10,611)        216,678    (422,745)             -
Interest expense - net                            (35,230)        (35,145)        (3,123)        (10,587)          -        (84,085)
Intercompany interest allocation                        -          35,145        (35,145)              -           -              -
                                            ---------------  -------------- -------------- -------------- ------------ -------------

(Loss) income before income tax expense
    and minority interest                         (10,611)        216,678        386,609         206,091    (422,745)       376,022

Income tax expense                                      -               -       (172,904)              -           -       (172,904)
                                            ---------------  -------------- -------------- -------------- ------------ -------------

(Loss) income before minority interest            (10,611)        216,678        213,705         206,091    (422,745)       203,118

Minority interest in loss of subsidiaries               -               -          2,973               -           -          2,973
                                            ---------------  -------------- -------------- -------------- ------------ -------------

Net (loss) income                           $      (10,611)   $    216,678   $    216,678   $     206,091  $ (422,745)  $    206,091
                                            ===============  ============== ============== ============== ============ =============

                                       15

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Six Months Ended November 30, 2000
                             (Amounts in thousands)

                                                        Centennial   Centennial                                        Centennial
                                                        Puerto Rico   Cellular                 Centennial             Communications
                                                        Operations  Operating Co.   Non-     Communications  Elimin-     Corp. and
                                                           Corp.        LLC      Guarantors      Corp.      ations     Subsidiaries
                                                        ---------- ------------- ------------ ------------ ---------- --------------

OPERATING ACTIVITIES:

Net (loss) income                                       $ (10,611)  $  216,678   $  216,678   $  206,091   $(422,745) $     206,091
                                                        ----------- ------------ ------------ ------------ ---------- --------------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

 Depreciation and amortization                             22,925            -       26,813            -           -         49,738
 Minority interest in loss of subsidiaries                      -            -       (2,973)           -           -         (2,973)
 Deferred income taxes                                          -            -       42,400            -           -         42,400
 Equity in undistributed earnings of investee companies         -            -       (9,629)           -           -         (9,629)
 Equity in undistributed earnings of subsidiaries               -     (216,678)      10,611     (216,678)    422,745              -
 Gain on disposition of assets                                 (5)           -     (363,339)           -           -       (363,344)
 Noncash expenses                                           5,842            -       (6,967)       1,125           -              -
 Other                                                      1,714            -        2,219            -           -          3,933
   acquisitions and dispositions:
   Accounts receivable - (increase)                        (3,500)           -       (8,619)           -           -        (12,119)
   Prepaid expenses and other current assets -
     (increase)                                            (1,200)           -      (15,119)           -           -        (16,319)
   Accounts payable, accrued expenses and
     other current liabilities- increase                    4,002            -      135,747            -           -        139,749
     (decrease) increase                                       (1)           -        2,741            -           -          2,740
                                                        ----------- ------------ ------------ ------------ ---------- --------------
 Total adjustments                                         29,777     (216,678)    (186,115)    (215,553)    422,745       (165,824)
                                                        ----------- ------------ ------------ ------------ ---------- --------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     19,166            -       30,563       (9,462)          -         40,267
                                                        ----------- ------------ ------------ ------------ ---------- --------------

INVESTING ACTIVITIES:

 Proceeds from disposition of assets                            5            -      493,320            -           -        493,325
 Capital expenditures                                     (41,794)           -      (65,738)           -           -       (107,532)
 Proceeds from maturity of restricted securities                -            -       19,888            -           -         19,888
 Acquisitions, net of cash acquired                             -            -     (216,188)           -           -       (216,188)
 Distributions received from equity investments                 -            -       11,238            -           -         11,238
 Capital contributed to equity investments                      -            -         (821)           -           -           (821)
                                                        ----------- ------------ ------------ ------------ ---------- --------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (41,789)           -      241,699            -           -        199,910
                                                        ----------- ------------ ------------ ------------ ---------- --------------

FINANCING ACTIVITIES:

 Proceeds from the issuance of long-term debt             213,400       25,000            -            -           -        238,400
 Repayment of debt                                       (236,150)     (35,000)      (8,501)           -           -       (279,651)
 Proceeds from the exercise of stock options                    -            -            -          667           -            667
 Cash received from (paid to) affiliates                   46,650       10,000      (56,650)           -           -              -
 Cash advances from subsidiaries (to parent)                   63            -       (8,858)       8,795           -              -
                                                        ----------- ------------ ------------ ------------ ---------- --------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     23,963            -      (74,009)       9,462           -        (40,584)
                                                        ----------- ------------ ------------ ------------ ---------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,340            -      198,253            -           -        199,593

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,915            -        7,964            -           -         12,879
                                                        ----------- ------------ ------------ ------------ ---------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   6,255   $        -   $  206,217   $        -   $       -  $     212,472
                                                        =========== ============ ============ ============ ========== ==============

                                       16

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

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading independent provider of mobile wireless communications domestically and of mobile wireless communications and competitive local exchange services in the Caribbean. Domestically, we own and operate cellular systems in two clusters located in Michigan/Indiana/Ohio and Texas/Louisiana/Mississippi, incorporating approximately 6.0 million Net Pops as of November 30, 2000. These clusters of small city and rural markets are adjacent to major metropolitan markets and benefit from the rapidly growing levels of traffic generated by subscribers roaming into our coverage areas. Our Caribbean operations provide wireless and wireline communications services in Puerto Rico, the Dominican Republic and Jamaica, incorporating approximately
11.4 million Net Pops as of November 30, 2000. We commenced operations in Puerto Rico (approximately 3.9 million Net Pops) in December 1996, where we provide wireless PCS and wireline services including switched voice, Internet, video and private line services over our own fiber optic, coaxial and microwave network. During fiscal 2000, we acquired controlling interests in All America Cables and Radio, Inc. ("AACR") in the Dominican Republic and Paradise Wireless (Jamaica) Limited in Jamaica, which collectively expanded our Net Pops by 7.5 million. Additionally, with the recently completed acquisition of the cable television assets of Pegasus Communications, we participate in the cable television business in Puerto Rico. We believe these operations benefit from dominant scale and scope, as well as from substantial unmet demand for communications services in the Caribbean.

Overview

We had 664,400 wireless subscribers at November 30, 2000, as compared to 525,100 at November 30, 1999, an increase of 27%. We reported net income of $182,240 and $206,091 for the three and six months ended November 30, 2000, respectively, as compared to net income of $7,049 and $12,728 for the three and six months ended November 30, 1999. Included in net income for the six months ended November 30, 2000 were pre-tax gains of approximately $363,300 ($200,200 after-tax) we recognized on the sale of our southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Earnings per common share, basic and diluted, for the three months ended November 30, 2000 were $1.93 and $1.88 per share, respectively, as compared to earnings per common share basic and diluted of $0.08 and $0.07, respectively, for the three months ended November 30, 1999. Excluding the effect of the sales and redemption above, earnings per common share, basic and diluted, would have been $0.02 for the three months ended November 30, 2000. Earnings per common share, basic and diluted, for the six months ended November 30, 2000 were $2.18 and $2.13 per share, respectively, as compared to earnings per common share, basic and diluted, of $0.14 and $0.13, respectively, for the six months ended November 30, 1999. Excluding the effect of the sales and redemption above, earnings per common share, basic and diluted, would have been $0.07 for the six months ended November 30, 2000. The table below summarizes results of operations for each period:



                                          Three Months Ended                        Six Months Ended
                                         11/30/00     11/30/99   % Change        11/30/00    11/30/99   % Change
                                       -----------  -----------  --------       ----------  ----------  --------
EBITDA (1)                             $   68,506   $   60,026        14%       $  136,872  $  117,952       16%
Operating income                       $  372,523   $   40,373       823%       $  450,478  $   79,313      468%
Net income                             $  182,240   $    7,049     2,485%       $  206,091  $   12,728    1,519%
Earnings per common share-
    Basic                                $   1.93     $   0.08     2,313%         $   2.18    $   0.14    1,457%
    Diluted                              $   1.88     $   0.07     2,586%         $   2.13    $   0.13    1,538%


(1) Earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization, (gain) loss on disposition of assets and non-recurring charges ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Domestic Operations

Revenue

                              Three Months Ended                       Six Months Ended
                           11/30/00     11/30/99     % Change        11/30/00    11/30/99      % Change
                           ----------   ----------   --------       ----------  ----------     --------
Service revenue            $   81,653   $   70,483      16%         $  164,827  $  139,892       18%
Equipment sales                 4,122        3,745      10%              7,679       6,855       12%
                           ----------   ----------                  ----------  ----------
Total revenue              $   85,775   $   74,228      16%         $  172,506  $  146,747       18%
                           ==========   ==========                  ==========  ==========

Total Domestic service revenue, excluding roaming revenue, increased $8,058 or 19% to $49,947 in the second quarter and increased $16,492 or 20% to $99,772 for the six months ended November 30, 2000, as compared to the same periods in fiscal 2000. These increases were primarily due to an increase in revenue from new subscribers of $13,541 and $28,814, for the three and six months ended November 30, 2000, respectively, partially offset by a decrease in retail revenue per subscriber of $5,483 and $12,322 for the same periods. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans. Revenue from domestic roaming usage increased to $31,706 or 11% over roamer revenues of $28,594 for the three months ended November 30, 1999, and increased to $65,055 or 15% over roamer revenues of $56,612 for the six months ended November 30, 1999. These increases were primarily due to increased roaming usage of $7,475 and $18,907 for the three and six months ended November 30, 2000, respectively, partially offset by a reduction in roaming rates per minute of $4,363 and $10,464 for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to a larger number of telephone and accessory units sold during the current period.

Our Domestic operations had approximately 454,700 and 363,300 subscribers at November 30, 2000 and November 30, 1999, respectively. Increases from new activations of 191,500 were offset by subscriber cancellations of 104,300. The monthly churn rate increased to 2.3% and 2.1% for the three and six months ended November 30, 2000, respectively, as compared to 2.0% for both the three and six months ended November 30, 1999. Included in the number of subscribers as of November 30, 2000 are approximately 26,800 subscribers acquired in the Lake Charles, Kokomo and Allegan acquisitions, less 22,600 subscribers removed as a result of the sale of the southwest properties. The cancellations experienced by the Domestic operations were primarily the result of competitive factors and non-payment.

Domestic revenue per subscriber per month, based upon an average number of subscribers, was $61 and $62 for the three and six months ended November 30, 2000, respectively, as compared to $70 and $71 for the three and six months ended November 30, 1999, respectively. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans.

Costs and expenses
                                              Three Months Ended                       Six Months Ended
                                             11/30/00      11/30/99     % Change     11/30/00     11/30/99     % Change
                                           -----------    ----------    --------    ----------   ----------    --------
Cost of equipment sold                     $     7,442    $   6,743        10%     $    14,237  $    12,298       16%
Cost of services                           $     9,183    $   7,773        18%     $    18,756  $    14,992       25%
Sales and marketing                        $    11,737    $  11,679         0%     $    23,105  $    21,959        5%
General and administrative                 $    13,800    $   9,897        39%     $    26,917  $    20,612       31%

EBITDA                                     $    43,613    $  38,136        14%     $    89,491  $    76,886       16%
Gain on disposition of assets                 (331,209)         (2)        N/A        (363,344)           -       N/A
Depreciation and amortization                   11,166        8,388        33%          21,687  $    16,361       33%
                                           -----------    ---------                -----------  -----------
Operating income                           $   363,656    $  29,750     1,122%     $   431,148  $    60,525      612%
                                           ===========    =========                ===========  ===========

Cost of equipment sold increased during the three and six months ended November 30, 2000, primarily due to an increase in the number of telephone units sold and the higher costs associated with digital phones.

Cost of services increased during the three and six months ended November 30, 2000, primarily due to the variable costs associated with a larger revenue and subscription base, increased usage per subscriber and increased wireless coverage areas resulting from the continued expansion of the Domestic network.

Sales and marketing expenses increased during six months ended November 30, 2000, primarily due to a larger number of retail locations and expanded sales force, offset partially by reduced agent commissions. Cost to acquire per activation was $286 for the three months ended November 30, 2000, as compared to $296 for the three months ended November 30, 1999.

General and administrative expenses increased during the three and six months ended November 30, 2000, primarily due to increased costs to support the expanding subscriber base, as well as increased bad debt expense and subscription fraud.

EBITDA for the Domestic operations for the three and six months ended November 30, 2000 was $43,613 and $89,491, respectively, an increase of $5,477 or 14% and $12,605 or 16% over the same periods in fiscal 2000.

The gain on disposition of assets for the three and six months ended November 30, 2000 represents the pre-tax gains we recognized on the sale of the southwest properties and the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership and Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania. Also included in gain on disposition of assets for the six months ended November 30, 2000 is a gain we recognized on the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

Depreciation and amortization for the three and six months ended November 30, 2000 was $11,166 and $21,687, respectively, an increase of $2,778 or 33% and $5,326 or 33% from the same periods in fiscal 2000. This increase was the result of depreciation related to capital expenditures made during fiscal 2001 and 2000 in connection with the continued expansion of our Domestic operations as well as depreciation and amortization related to the assets acquired in the Lake Charles, Kokomo and Allegan acquisitions.

Operating income for the three and six months ended November 30, 2000 was $363,656 and $431,148, respectively, an increase of $333,906 and $370,623 from the operating income of $29,750 and $60,525 for the same periods in fiscal 2000.

Caribbean Wireless Operations

Revenue
                             Three Months Ended                     Six Months Ended
                           11/30/00     11/30/99    % Change      11/30/00    11/30/99    % Change
                          ----------   ----------   --------     ----------  ----------   --------
Service revenue           $   44,609   $   38,792        15%     $   87,348  $   74,518       17%
Equipment sales                2,704        1,169       131%          5,416       2,326      133%
                          ----------   ----------                ----------  ----------
Total revenue             $   47,313   $   39,961        18%     $   92,764  $   76,844       21%
                          ==========   ==========                ==========  ==========


Total Caribbean Wireless service revenue increased $5,817 or 15% and $12,830 or 17% for the three and six months ended November 30, 2000, respectively, to $44,609 and $87,348 for the same periods. These increases were primarily due to an increase in revenues from new subscribers of $13,311 and $26,637 for the three and six months ended November 30, 2000, respectively, partially offset by a decrease in retail revenue per subscriber, which accounted for a decrease of $7,494 and $13,807 for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to an increase in the number of telephone units sold.

Our Caribbean Wireless operations had approximately 209,700 subscribers at November 30, 2000, an increase of 30% from the 161,800 subscribers at November 30, 1999. Increases from new activations of 113,700 were offset by subscriber cancellations of 65,800. The monthly churn rate decreased to 2.1% and 2.2% for the three and six months ended November 30, 2000, respectively, as compared to 3.5% and 3.6% for the three and six months ended November 30, 1999, respectively. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $78 and $79 for the three and six months ended November 30, 2000, respectively, as compared to $87 and $88 for the three and six months ended November 30, 1999, respectively. The decrease in revenue per subscriber is primarily due to increased competition.

Costs and expenses

                                              Three Months Ended                       Six Months Ended
                                            11/30/00      11/30/99    % Change     11/30/00    11/30/99    % Change
                                           ----------    ----------   --------    ----------  ----------   --------
Cost of equipment sold                     $    2,321    $     586       296%     $   5,027   $   2,569       96%
Cost of services                           $    7,096    $   5,286        34%     $  13,421   $  10,859       24%
Sales and marketing                        $    9,090    $   6,234        46%     $  17,725   $  12,395       43%
General and administrative                 $   10,962    $   7,452        47%     $  19,797   $  14,755       34%

EBITDA                                     $   17,844    $  20,403       (13%)    $  36,794   $  36,266        1%
Depreciation and amortization                  10,401       10,023         4%        19,662   $  20,029       (2%)
                                           ----------    ----------               ----------  ----------
Operating income                           $    7,443    $  10,380       (28%)    $  17,132   $  16,237        6%
                                           ==========    ==========               ==========  ==========

Cost of equipment sold increased during the three and six months ended November 30, 2000 due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

Cost of services increased during the three and six months ended November 30, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean.

Sales and marketing expenses increased during the three and six months ended November 30, 2000, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic.

General and administrative expenses increased during the three and six months ended November 30, 2000, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic.

EBITDA for the Caribbean Wireless operations for the three months ended November 30, 2000 was $17,844, a decrease of $2,559 or 13% over the same period in fiscal 2000. EBITDA for the Caribbean Wireless operations for the six months ended November 30, 2000 was $36,794, an increase of $528 or 1% over the same period in fiscal 2000.

Depreciation and amortization for the three months ended November 30, 2000 was $10,401, an increase of $378 or 4% from the three months ended November 30, 1999. Depreciation and amortization for the six months ended November 30, 2000 was $19,662, a decrease of $367 or 2% from the six months ended November 30, 1999. The increase for the three months ended November 30, 2000 primarily resulted from fixed assets placed into operation during the second quarter in the Dominican Republic, partially offset by PCS phones in Puerto Rico becoming fully depreciated. In addition, depreciation increased due to capital expenditures made during fiscal 2001 and 2000 in connection with the development and network expansion of our Caribbean wireless telephone systems and the purchase of additional PCS phones.

Operating income for the three months ended November 30, 2000 was $7,443, a decrease of $2,937 from operating income of $10,380 for the same period in fiscal 2000. Operating income for the six months ended November 30, 2000 was $17,132, an increase of $895 from operating income of $16,237 for the same period in fiscal 2000.

Caribbean Wireline Operations

Revenue

                             Three Months Ended                    Six Months Ended
                           11/30/00     11/30/99    % Change     11/30/00    11/30/99    % Change
                          ----------   ----------   --------    ----------  ----------   --------
Service revenue           $   22,871   $   11,219       104%    $   37,368  $   20,862       79%
Equipment sales                   59           41        44%           221          91      143%
                          ----------   ----------               ----------  ----------
Total revenue             $   22,930   $   11,260       104%    $   37,589  $   20,953       79%
                          ==========   ==========               ==========  ==========

Total Caribbean Wireline revenue increased $11,670 or 104% and $16,636 or 79% for the three and six months ended November 30, 2000, respectively, to $22,930 and $37,589 for the same periods. Termination revenue decreased $3,138 or 64%, and $5,762 or 64% for the three and six months ended November 30, 2000, respectively, to $1,792 and $3,286. Terminating minutes of use decreased by 3% for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. Terminating minutes of use increased by 8% for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Termination revenue was negatively effected by a decrease in rate per terminating minute for both the three and six months ended November 30, 2000. The decrease in rate per terminating minute reflects a new rate with the Puerto Rico Telephone Company ("PRTC") effective as of April 7, 2000.

Business switched and private line revenue increased 87% to $6,821 and 81% to $12,413 for the three and six months ended November 30, 2000, respectively. This increase reflects a 55% increase in business access lines to 19,754 lines as of the end of the second quarter as well as a 209% increase in dedicated access line equivalents to 73,936 at November 30, 2000.

Revenue from the Puerto Rico cable, AACR and Infochannel acquisitions totaled $11,633 and $16,509 for the three and six months ended November 30, 2000, respectively.

Costs and expenses

                                              Three Months Ended                Six Months Ended
                                           11/30/00     11/30/99   % Change    11/30/00    11/30/99   % Change
                                          ----------   ----------  --------   ----------  ----------  --------
Cost of equipment sold                    $     265    $      36      636%    $     470   $      97      385%
Cost of services                          $   9,903    $   2,737      262%    $  16,262   $   6,677      144%
Sales and marketing                       $   1,972    $   1,311       50%    $   3,789   $   2,644       43%
General and administrative                $   3,741    $   5,689      (34%)   $   6,481   $   6,735       (4%)

EBITDA                                    $   7,049    $   1,487      374%    $  10,587   $   4,800      121%
Depreciation and amortization                 5,625        1,244      352%        8,389   $   2,249      273%
                                          ----------   ----------             ----------  ----------
Operating income                          $   1,424    $     243      486%    $   2,198   $   2,551      (14%)
                                          ==========   ==========             ==========  ==========

Cost of services increased during the three and six months ended November 30, 2000, primarily due to increased costs to support the expanding Wireline business and expenses related to AACR.

Sales and marketing expenses increased during the three and six months ended November 30, 2000, primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses decreased during the three and six months ended November 30, 2000, primarily due to a decrease in the reserve for bad debt, partially offset by increased expenses related to the acquisition of AACR as well as increased costs to support the expanding customer base.

EBITDA for the Caribbean Wireline operations for the three and six months ended November 30, 2000 was $7,049 and $10,587, respectively, an increase of $5,562 or 374% and $5,787 or 121% over the same periods in fiscal 2000.

Depreciation and amortization for the three and six months ended November 30, 2000 was $5,625 and $8,389, respectively, an increase of $4,381 or 352% and $6,140 or 273% over the same periods in fiscal 2000. These increases were due to increased depreciation associated with the expansion of our network in addition to increased depreciation and amortization related to the Puerto Rico cable, AACR, Infochannel and Integrated Systems acquisitions.

Operating income for the three months ended November 30, 2000 was $1,424, an increase of $1,181 from the operating income of $243 for same period in fiscal 2000. Operating income for the six months ended November 30, 2000 was $2,198, a decrease of $353 from the operating income of $2,551 for same period in fiscal 2000.

Consolidated

Other non-operating income and expenses

Net interest expense was $42,501 and $84,085 for the three and six months ended November 30, 2000, respectively, an increase of $6,006 or 16% and $11,656 or 16% from the three and six months ended November 30, 1999. Gross interest expense for the three and six months ended November 30, 2000 was $43,758 and $85,824, respectively, as compared to $37,289 and $74,849 for the three and six months ended November 30, 1999. Total debt increased $62,795 from November 30, 1999.

The increase in total debt from November 30, 1999 was the result of borrowings for acquisitions, assumed debt for completed acquisitions of $19,923, additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless operation's PCS network infrastructure, the expansion of the Caribbean Wireline network and the purchase of PCS telephones, offset by a paydown of debt with a portion of the $493,325 of proceeds from the recently completed dispositions. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended November 30, 2000 was approximately $283,700. The average debt outstanding during the three and six months ended November 30, 2000 was $1,720,590 and $1,663,137, increases of $240,881 and $188,589 as compared to the average debt levels of $1,479,709 and $1,474,548 during the three and six months ended November 30, 1999, respectively. Our weighted average interest rate decreased to 10.0% for the three months ended November 30, 2000 from 10.1% for the three months ended November 30, 1999. Our weighted average interest rate increased to 10.3% for the six months ended November 30, 2000 from 10.2% for the six months ended November 30, 1999.

After loss attributable to minority interests in subsidiaries for the three and six months ended November 30, 2000, pre-tax income was $336,466 and $378,995, respectively, as compared to pre-tax income of $7,749 and $14,284 for the three and six months ended November 30, 1999. The income tax expense was $154,226 and $172,904 for the three and six months ended November 30, 2000, respectively, as compared to income tax expense of $700 and $1,556 for the three and six months ended November 30, 1999. The increase in income tax expense for the three months ended November 30, 2000 is primarily the result of taxes related to the gains we recognized on the sale of our southwest properties and the sale of our interest in the Sacramento-Valley Limited Partnership. The increase in income tax expense for the six months ended November 30, 2000 also reflects the taxes related to the gain we recognized on the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

These factors resulted in net income of $182,240 and $206,091 for the three and six months ended November 30, 2000, respectively, which represents increases of $175,191 and $193,363 from the net income of $7,049 and $12,728 for the three and six months ended November 30, 1999, respectively.

Liquidity and Capital Resources

On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is now equally available to both of the borrowers. The amount available under the revolving credit facility as of November 30, 2000 was $250,000.

For the six months ended November 30, 2000, earnings exceeded fixed charges by $377,631. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $49,738 relating to depreciation and amortization.

As of November 30, 2000, we had $504,325 of property, plant and equipment (net) placed in service. During the six months ended November 30, 2000, we made capital expenditures of $107,532 to continue the construction of our new network in the Dominican Republic and to expand the coverage areas and upgrade our cell sites and call switching equipment of existing Domestic and Caribbean properties. Capital expenditures for the Caribbean operations were $83,139 for the six months ended November 30, 2000, representing 77% of our total capital expenditures. The Caribbean operations capital expenditures included $31,669 to add capacity and services and to continue the expansion of our PCS network infrastructure, $10,235 to purchase telephone units which remain our property while in use by subscribers, $40,049 related to the initial buildout of our PCS network in the Dominican Republic and $1,026 to upgrade our cable operations in Puerto Rico. During fiscal year 2001 and 2002, we anticipate capital expenditures of approximately $250,000 and $200,000, respectively.

We expect to finance our capital expenditures primarily from cash flow generated from operations, proceeds from asset sales and borrowings under our existing revolving credit facility. We may also seek various other sources of external financing, including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities.

In October 2000, our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica") signed a commitment with Lucent Technologies ("Lucent"), subject to negotiation and signing of definitive documentation, whereby Lucent agreed to provide Centennial Digital Jamaica with a credit facility ("Lucent Credit Facility") in the amount up to $75,000 in connection with the build-out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility will bear interest at a rate of LIBOR plus 650 basis points. The Lucent Credit Facility will mature six years from the date of closing with principal repayments beginning in the fourth year, and Centennial Digital Jamaica may borrow amounts under the facility until the second anniversary of the closing date. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, pay dividends and incur additional indebtedness. No amounts were outstanding under the Lucent Credit Facility as of November 30, 2000.

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

     The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash available for (required from) other financing and investing activities:

                                                                       Six Months Ended November 30,
                                                                       -----------------------------
                                                                  2000                           1999
                                                                  ----                           ----
                                                                      % of net                     % of net
                                                                        cash                         cash
                                                            Amount     provided         Amount     provided
                                                          ----------  ----------      ----------  ----------
Net cash provided by operating
 activities                                               $  40,267        35%        $   28,857        27%
Interest paid                                                75,338        65%            78,858        73%
                                                          ----------  ----------      ----------   ---------
Net cash provided                                         $ 115,605       100%        $  107,715       100%
                                                          ==========  ==========      ==========   =========

Principal uses of cash
Interest paid                                             $  75,338        65%        $   78,858        73%
Property, plant & equipment                                 107,532        93%            76,371        71%
                                                          ----------  ----------      ----------   ---------
Total                                                     $ 182,870       158%        $  155,229       144%
                                                          ==========  ==========      ==========   =========
Cash required from other financing and
     investing activities                                 $ (67,265)      (58%)       $  (47,514)      (44)%
                                                          ==========  ==========      ===========  =========


     Net cash provided by operating activities for the three months ended November 30, 2000 was not sufficient to fund our expenditures for property, plant and equipment of $107,532.

The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                          Six Months Ended November 30,
                                                                         -----------------------------
                                                                       2000                1999
                                                                    ----------         -----------
Proceeds from disposition of assets                                 $  493,325         $        22
Proceeds from the exercise of stock options                                667                   -
Proceeds from issuance of long-term debt                               238,400              19,343
Proceeds from maturity of restricted
     securities                                                         19,888              39,996
Distributions received from equity investments-net                      10,417               5,047
                                                                    ----------         -----------
Cash provided by other financing and
     investing activities                                              762,697              64,408
                                                                    ----------         -----------


Repayment of debt                                                     (279,651)             (2,250)
Purchase of restricted securities                                            -             (19,998)
Debt issuance costs paid                                                     -                (267)
Acquisitions, net of cash acquired                                    (216,188)            (32,820)
                                                                    ----------         -----------
Cash available for operations and capital
     expenditures                                                   $  266,858         $     9,073
                                                                    ==========         ===========


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

In November 2000, we sold our interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $152,600, which is included in gain on disposition of assets in the consolidated statement of operations.

In November 2000, we sold our Southwest cluster for approximately $202,500 in cash, subject to adjustment. The Company recorded a pre-tax gain of approximately $183,800, which is included in gain on disposition of assets in the consolidated statement of operations.

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

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of approximately $24,900, which is included in gain on disposition of assets in the consolidated statement of operations.

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

In April 2000, we acquired a wireless telephone system serving the Kokomo, Indiana Metropolitan Statistical Area #271. The Kokomo market represents approximately 101,000 Net Pops. The purchase price was approximately $25,600 in cash.

In April 2000, we acquired a 70% interest in AACR in the Dominican Republic for approximately $19,800 in cash, subject to adjustment. AACR is an international long distance provider that also holds a 30 MHz PCS license, a Local Multipoint Distribution System license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The PCS license covers approximately 8.9 million Pops in the Dominican Republic.

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

New Accounting Standards

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. We plan to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. We have not determined the impact of the adoption on our results of operations and financial position. This change will not affect cash flows.

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

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of January 10, 2001, 37,613,079 shares remain available for future acquisitions.

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

Subsequent Events

In December 2000, we signed a definitive agreement to purchase the Teleponce cable television company for approximately $108,000 in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico, have over 37,000 subscribers, and pass over 124,500 homes. This transaction is subject to customary closing conditions and is expected to close prior to the end of fiscal 2001.

In December 2000, we acquired Com Tech International Corporation ("Com Tech"), an owner of undersea fiber optic cable capacity for approximately $16,900. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network. Com Tech's name has been changed to Centennial Undersea Cable Corp.

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

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

o general economic, business, political and social conditions in the areas in which we operate;
o     our substantial debt obligations;
o     local operating hazards and risks in the areas in which we operate;
o     the ability to attract and retain qualified personnel;
o     the capital intensity of the telecommunications industry;
o the competitive nature of the telecommunications industry, including potential overbuilding by personal communications service providers;
o     price declines in roaming rates;
o     foreign currency risks;
o opportunities for growth through acquisitions and investments and our ability to manage this growth;
o     governmental regulation;
o     changes and developments in technology;
o     subscriber cancellations;
o restrictive covenants and consequences of default contained in our financing arrangements;
o     our ability to manage and monitor billing;
o safety concerns associated with using wireless telephones while operating an automobile;
o     possible health effects of radio frequency transmission;
o     control by certain of our stockholders and anti-takeover provisions; and
o other factors referenced in our filings with the Securities and Exchange Commission.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2000 (based on information provided by one of the Company's lending institutions):

Amounts in thousands:

                                                        Year ended
                              November 30, November 30, November 30, November 30, November 30,                             Fair
                                  2001         2002         2003         2004         2005     There-after   Total         value
                              ------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                  $    8,332   $   4,952            -            -    $     219    $ 541,055     $ 554,558  $  520,519
  Average interest rate            8.31%       8.08%            -            -       10.13%       10.51%        10.46%           -
  Variable rate               $    5,500   $  50,500    $  73,000    $  95,500    $ 118,000    $ 647,750     $ 990,250  $  990,250
  Average interest rate (1)        6.45%       6.33%        6.57%        6.75%        6.81%        6.89%         6.81%           -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount             $  350,000   $ 300,000            -            -            -            -             -  $    4,732
  Average pay rate                 5.40%       5.92%            -            -            -            -             -           -
  Average receive rate             6.45%       6.33%            -            -            -            -             -           -
Interest rate collar:
  Notional amount             $  100,000   $ 100,000    $ 100,000            -            -            -             -  $      365
  Cap                              7.00%       7.00%        7.00%            -            -            -             -           -
  Floor                            4.45%       4.45%        4.45%            -            -            -             -           -

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

a) The Company's annual meeting of shareholders was held on September 21, 2000.

b) The following persons were elected as directors at the Company's annual meeting pursuant to the following votes:

                                               Number of Votes
                                             -------------------
     Directors                            For                Withheld
     ---------                          -------             ----------
     Carmen A. Culpeper                91,514,631              18,132
     Anthony J. de Nicola              91,216,047             316,716
     Mark T. Gallogly                  91,216,047             316,716
     Lawrence H. Guffey                91,216,047             316,716
     Thomas E. McInerney               91,216,047             316,716
     Rudolph E. Rupert                 91,514,631              18,132
     Jack M. Scanlon                   91,514,631              18,132
     Michael J. Small                  91,514,631              18,132
     J. Stephen Vanderwoude            91,514,631              18,132

c) The shareholders approved a proposal at the annual meeting to ratify the approval and adoption by the Board of Directors of the Centennial Communications Corp. and its Subsidiaries Employee Stock Purchase Plan. The following sets forth the number of votes on this proposal:

          For                         Against                        Abstain
       --------                     -----------                    -----------
       91,524,461                      6,952                          1,350

d) The shareholders approved a proposal at the annual meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2001. The following sets forth the number of votes on this proposal:

          For                         Against                        Abstain
       ---------                    -----------                    -----------
       91,527,647                       3,966                         1,150


ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Report on Form 8-K

     Each exhibit identified below is filed as a part of this report.

     a)  Exhibits

         None





     b)  Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




January 11, 2001



                                                 CENTENNIAL COMMUNICATIONS CORP.


                                               /s/
                                               ---------------------
                                               Peter W. Chehayl
                                               Chief Financial Officer,
                                               Sr. Vice President and Treasurer
                                               (Chief Financial Officer)


                                               /s/
                                               ----------------------
                                               Thomas E. Bucks
                                               Sr. Vice President-Controller
                                               (Chief Accounting Officer)