Form 10-Q
period 2001-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2001-04-13
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
           Act of 1934for the quarterly period ended February 28, 2001
                                       OR
                                       [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

Common stock - 94,816,011 outstanding shares as of April 10, 2001

                         Part I - Financial Information

Item 1. - Financial Statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                               February 28,
                                                                                   2001                May 31,
                                                                                (Unaudited)             2000
                                                                           --------------------- -------------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                            $             19,426  $           12,879
      Short-term investments                                                             71,882                   -
      Restricted investments                                                                  -              19,888
      Accounts receivable, less allowance for doubtful
          accounts of  $8,682 and $6,539, respectively                                   78,530              69,692
      Inventory - phones and accessories, less allowance for
          obsolescence of $1,075 and $1,052, respectively                                17,625              10,835
      Prepaid expenses and other current assets                                           8,091               6,452
                                                                           --------------------- -------------------

        TOTAL CURRENT ASSETS                                                            195,554             119,746

PROPERTY, PLANT AND EQUIPMENT - net                                                     537,144             398,345

EQUITY INVESTMENTS IN WIRELESS SYSTEMS - net                                              2,062              72,894

DEBT ISSUANCE COSTS, less accumulated amortization of
       $15,897 and $10,112, respectively                                                 50,324              56,109

DOMESTIC CELLULAR LICENSES, less accumulated
      amortization of $291,976 and $304,922, respectively                               267,995             241,855

CARIBBEAN WIRELESS LICENSES, less accumulated
      amortization of $7,055 and $5,462, respectively                                   120,703             122,297

GOODWILL, less accumulated amortization of $27,251
      and $34,462, respectively                                                         215,788             137,545

OTHER ASSETS - net                                                                       41,992              23,942
                                                                           --------------------- -------------------

        TOTAL                                                              $          1,431,562  $        1,172,733
                                                                           ===================== ===================


            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                    (Amounts in thousands, except share data)

                                                                                            February 28,
                                                                                                2001                 May 31,
                                                                                            (Unaudited)               2000
                                                                                         --------------------   -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Current portion of long-term debt                                                $            19,059    $           11,725
        Short-term debt                                                                                    -                 6,688
        Accounts payable                                                                              18,531                32,238
        Accrued expenses and other current liabilities                                               192,340               106,943
        Payable to affiliates                                                                            125                   125
                                                                                         --------------------   -------------------

                TOTAL CURRENT LIABILITIES                                                            230,055               157,719

LONG-TERM DEBT                                                                                     1,514,048             1,566,048

DEFERRED FEDERAL INCOME TAXES                                                                         38,787                     -

MINORITY INTEREST IN SUBSIDIARIES                                                                     20,813                25,296

COMMON STOCKHOLDERS' EQUITY (DEFICIT):
        Common stock par value $.01 per share:
                1 vote per share, 150,000,000 shares authorized;
                 issued, 94,861,614 and 94,413,714 shares, respectively;
                 and outstanding 94,791,111 and 94,343,211 shares, respectively                          949                   944
        Common stock issuable                                                                              -                 2,355
        Additional paid-in capital                                                                   430,958               426,675
        Accumulated deficit                                                                         (802,754)           (1,004,910)
                                                                                         --------------------   -------------------
                                                                                                    (370,847)             (574,936)
        Less:  Cost of 70,503 common shares in treasury                                               (1,077)               (1,077)
        Deferred compensation                                                                           (217)                 (317)
                                                                                         --------------------   -------------------

                TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)                                         (372,141)             (576,330)
                                                                                         --------------------   -------------------

                                TOTAL                                                    $         1,431,562   $         1,172,733
                                                                                         ====================   ===================


            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                          Three Months Ended               Nine Months Ended
                                                                --------------------------------  --------------------------------
                                                                  February 28,     February 29,     February 28,     February 29,
                                                                      2001             2000            2001             2000
                                                                ---------------  ---------------  ---------------  ---------------
REVENUE:
       Service revenue                                          $      141,500   $      121,636   $      427,789   $      353,166
       Equipment sales                                                   6,832            5,985           20,148           15,257
                                                                ---------------  ---------------  ---------------  ---------------
                                                                       148,332          127,621          447,937          368,423
                                                                ---------------  ---------------  ---------------  ---------------

COSTS AND EXPENSES:
       Cost of equipment sold                                           16,085           10,584           35,819           25,548
       Cost of services                                                 25,334           15,991           70,751           46,407
       Sales and marketing                                              23,724           21,137           68,343           58,135
       General and administrative                                       26,871           26,562           79,834           67,034
       Depreciation and amortization                                    30,880           21,684           80,618           60,323
      (Gain) loss on disposition of assets                              (6,364)              51         (369,708)              51
                                                                ---------------  ---------------  ---------------  ---------------
                                                                       116,530           96,009          (34,343)         257,498
                                                                ---------------  ---------------  ---------------  ---------------

OPERATING INCOME                                                        31,802           31,612          482,280          110,925
                                                                ---------------  ---------------  ---------------  ---------------

INCOME FROM EQUITY INVESTMENTS                                          (1,547)           3,667            8,082           11,007
INTEREST EXPENSE -  NET                                                (36,235)         (37,918)        (120,320)        (110,347)
OTHER                                                                      184                -              184                -
                                                                ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST           (5,796)          (2,639)         370,226           11,585

INCOME TAX EXPENSE                                                      (1,449)            (630)        (174,353)          (2,186)
                                                                ---------------  ---------------  ---------------  ---------------

       INCOME (LOSS) BEFORE MINORITY INTEREST                           (7,245)          (3,269)         195,873            9,399

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                3,310               26            6,283               86
                                                                ---------------  ---------------  ---------------  ---------------

       NET INCOME (LOSS)                                        $       (3,935)  $       (3,243)  $      202,156   $        9,485
                                                                ===============  ===============  ===============  ===============

EARNINGS (LOSS) PER COMMON SHARE:
           BASIC                                                $        (0.04)  $        (0.03)  $         2.14   $         0.10
                                                                ===============  ===============  ===============  ===============
           DILUTED                                              $        (0.04)  $        (0.03)  $         2.09   $         0.10
                                                                ===============  ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING DURING THE PERIOD:
           BASIC                                                        94,656           94,194           94,558           93,860
                                                                ===============  ===============  ===============  ===============
           DILUTED                                                      94,656           94,194           96,865           96,120
                                                                ===============  ===============  ===============  ===============

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                    (Amounts in thousands, except share data)

                                                                Common    Additional
                                               Common Stock      Stock      Paid-In    Treasury  Deferred  Accumulated
                                          ---------------------                                   Compen-
                                             Shares    Dollars  Issuable    Capital      Stock    sation     Deficit        Total
                                          ------------ -------- --------- ----------- --------- ---------- ------------- -----------
Balance at June 1, 1999                    93,673,386  $   937  $      -  $  418,749  $ (1,077) $       -  $ (1,021,587) $ (602,978)

Common stock issued in conjunction
   with acquisitions                          420,000        4         -       5,226         -          -             -       5,230

Common stock issued in
   connection with incentive plans            295,680        3         -       1,390         -          -             -       1,393

Deferred compensation                          24,648        -         -         438         -       (438)            -           -

Amortization of deferred compensation               -        -         -           -         -        121             -         121

Income tax benefit from stock options
   exercised                                        -        -         -         872         -          -             -         872

Common stock issuable                               -        -     2,355           -         -          -             -       2,355

Net income                                          -        -         -           -         -          -        16,677      16,677
                                          ------------ -------- --------- ----------- --------- ---------- ------------- -----------

Balance at May 31, 2000                    94,413,714      944     2,355     426,675    (1,077)      (317)   (1,004,910)   (576,330)

Common stock issued in conjunction
   with acquisitions                          120,000        1    (2,355)      2,354         -          -             -           -

Common stock issued in
   connection with incentive plans            327,900        4         -       1,929         -          -             -       1,933

Amortization of deferred compensation               -        -         -           -         -        100             -         100

Net income                                          -        -         -           -         -          -       202,156     202,156
                                          ------------ -------- --------- ----------- --------- ---------- ------------- -----------

Balance at February 28, 2001 (unaudited)   94,861,614  $   949  $      -  $  430,958  $ (1,077) $    (217) $   (802,754) $ (372,141)
                                          ============ ======== ========= =========== ========= ========== ============= ===========

            See noted to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             Nine Months Ended
                                                                                 ------------------------------------------
                                                                                    February 28,            February 29,
                                                                                        2001                    2000
                                                                                 ------------------      ------------------
OPERATING ACTIVITIES:
    Net income                                                                   $         202,156       $           9,485
                                                                                 ------------------      ------------------

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                           80,618                  60,323
    Minority interest in loss of subsidiaries                                               (6,283)                    (86)
    Deferred income taxes                                                                   42,400                  (1,220)
    Equity in undistributed earnings of investee companies                                  (8,082)                (11,007)
    (Gain) loss on disposition of assets                                                  (369,708)                     51
    Other                                                                                    5,895                   5,373
    Change in assets and liabilities net of effects of
       acquisitions and dispositions:
           Accounts receivable - (increase)                                                 (7,646)                (17,544)
           Prepaid expenses and other current assets -
              (increase)                                                                   (13,506)                 (2,931)
           Accounts payable, accrued expenses and
              other current liabilities- increase (decrease)                                76,449                 (18,260)
           Customer deposits and prepayments -
              increase                                                                       3,278                   1,506
                                                                                 ------------------      ------------------
    Total adjustments                                                                     (196,585)                 16,205
                                                                                 ------------------      ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                             5,571                  25,690
                                                                                 ------------------      ------------------

INVESTING ACTIVITIES:

    Proceeds from disposition of assets                                                    493,333                     352
    Capital expenditures                                                                  (165,365)               (107,893)
    Purchase of restricted securities                                                            -                 (19,998)
    Proceeds from maturity of restricted securities                                         19,888                  59,994
    Purchase of short-term investments                                                     (71,882)                      -
    Acquisitions, net of cash acquired                                                    (238,639)                (46,820)
    Acquisition of minority partnership interests                                                -                    (323)
    Distributions received from equity investments                                          16,366                   9,871
    Capital contributed to equity investments                                                 (821)                      -
                                                                                 ------------------      ------------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  52,880                (104,817)
                                                                                 ------------------      ------------------

FINANCING ACTIVITIES:

    Proceeds from the issuance of long-term debt                                           238,400               1,038,018
    Repayment of debt                                                                     (291,915)               (958,150)
    Debt issuance costs paid                                                                     -                  (2,885)
    Proceeds from the exercise of stock options                                              1,611                   1,206
                                                                                 ------------------      ------------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (51,904)                 78,189
                                                                                 ------------------      ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         6,547                    (938)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              12,879                  51,141
                                                                                 ------------------      ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $          19,426       $          50,203
                                                                                 ==================      ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
    Interest                                                                     $         117,736      $          133,058
                                                                                 ==================      ==================
    Income taxes                                                                 $          55,899      $            4,176
                                                                                 ==================      ==================

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 28, 2001 and the results of its consolidated operations and cash flows for the periods ended February 28, 2001 and February 29, 2000. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2000 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2000 is audited.

Reclassifications

In fiscal 2001, the Company changed the format of its statements of cash flows from the direct method to the indirect method for purposes of reporting cash flows from operating activities. This and certain other prior period information have been reclassified to conform with the current period presentation.

Note 2. Debt

Short-term debt consists of the following:

                                            February 28,             May 31,
                                               2001                   2000
                                            ------------          ------------
13% Notes due July 2000                     $         -           $     6,544
Other                                                 -                   144
                                            ------------          ------------
                                            $         -           $     6,688
                                            ============          ============

Short-term debt was assumed as part of the acquisitions of All America Cables and Radio, Inc. ("AACR") and Infochannel Limited. This debt was repaid during the nine months ended February 28, 2001.

Long-term debt consists of the following:

                                            February 28,             May 31,
                                                2001                  2000
                                            ------------          ------------
8 7/8% Senior Notes due 2001                $     1,388           $     1,388
10 1/8% Senior Notes due 2005                       219                   219
Term Loans                                      988,875               993,000
Revolving Credit Facility                             -                30,000
Mezzanine Debt                                  171,618               169,931
10 3/4% Senior Subordinated Notes due 2008      370,000               370,000
Notes Payable                                       921                13,235
Other                                                86                     -
                                            ------------          ------------
Total Long-Term Debt                          1,533,107             1,577,773
Current Portion of Long-Term Debt               (19,059)              (11,725)
                                            ------------          ------------
Net Long-Term Debt                          $ 1,514,048           $ 1,566,048
                                            ============          ============

On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $988,875 and $0, respectively, were outstanding as of February 28, 2001. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

Notes Payable were assumed as part of the acquisition of AACR and mature in April 2002.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at February 28, 2001 are summarized as follows:

         February 28, 2002                         $      19,059
         February 28, 2003                                56,211
         February 29, 2004                                78,625
         February 28, 2005                               101,125
         February 28, 2006                               123,844
         February 28, 2007 and thereafter              1,154,243
                                                   --------------
                                                   $   1,533,107
                                                   ==============

The Company was in compliance with all covenants of its debt agreements at February 28, 2001.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the nine months ended February 28, 2001 and February 29, 2000 were $124,228 and $113,322, respectively.

Note 3. Acquisitions/Dispositions

In December 2000, the Company acquired Com Tech International Corporation ("Com Tech"), an owner of undersea fiber optic cable capacity for cash of approximately $16,900. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network. Com Tech's name has been changed to Centennial Undersea Cable Corp.

In November 2000, the Company sold its interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $159,100, which is included in gain on disposition of assets in the consolidated statement of operations.

In November 2000, the Company sold its Southwest cluster for approximately $202,500 in cash, subject to adjustment. The Company recorded a pre-tax gain of approximately $183,700, which is included in gain on disposition of assets in the consolidated statement of operations.

In September 2000, the Company completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. The cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

In September 2000, the Company sold its 25% equity investment interest in the Modoc, California Partnership and our 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of approximately $25,100 which is included in gain on disposition of assets in the consolidated statement of operations.

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

In May 2000, the Company acquired a 51% interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHz CDMA license covering the island of Jamaica. The purchase price was $25,500 in cash. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. Paradise Wireless has since changed its name to Centennial Digital Jamaica Limited.

In April 2000, the Company acquired a wireless telephone system in the Kokomo, Indiana MSA #271 for cash of approximately $25,600.

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

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 1999:

                                           Nine Months Ended
                                           -----------------
                                     February 28,           February 29,
                                         2001                   2000
                                     ------------           ------------
Revenues                             $   457,532            $   416,762
Net income                           $   202,067            $     8,026
Earnings per common share-
     Basic                              $  2.14                $  0.09
                                        ========               ========
     Diluted                            $  2.09                $  0.08
                                        ========               ========

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

Note 5.  Subsequent Events

In April 2001, the Company completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash, subject to adjustment. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico, have over 37,000 subscribers, and pass by 124,500 homes.

In April 2001, the Company announced that it has entered into a $150,000, multi-year agreement under which Global Crossing Ltd. will provide the Company with fiber optic undersea capacity connecting the Caribbean and the United States. In addition, as part of the transaction, Global Crossing and the Company have entered into a $30,000, multi-year agreement under which the Company will provide Global Crossing with services in the Caribbean.

Note 6.  Segment Information

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 2000. The Company's consolidated financial statements include three distinct business segments: United States Wireless (formerly "Domestic"), Caribbean Wireless and Caribbean Wireline. The Company determines its segments based on the types of services offered as well as geographic location. United States Wireless represents the Company's markets in the United States that it owns and manages. Caribbean Wireless represents the Company's PCS operations in Puerto Rico as well as the recently acquired wireless licenses in the Dominican Republic and Jamaica. Caribbean Wireline represents the Company's participation in the alternative access and cable television businesses and its offering of Internet related services in Puerto Rico, its offering of long distance services in the Dominican Republic and its offering of Internet related services in Jamaica. The Company changed its business segments for the year ended May 31, 2000, to reflect the way management now evaluates its businesses given the growth of the Company. Accordingly, all prior period segment results have been restated to reflect the new segments. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before income from minority cellular investment interests, allocations to minority interests in consolidated subsidiaries, interest expense, interest income, income taxes, depreciation and amortization,
(gain) loss on disposition of assets and non-recurring charges.

Information about the Company's operations in its three business segments for the nine months ended February 28, 2001 and February 29, 2000 is as follows:



                                    United
                                    States        Caribbean       Caribbean
                                   Wireless        Wireless        Wireline      Eliminations         Consolidated
                                --------------- --------------- --------------- --------------- ---- ---------------

Nine months ended
February 28, 2001
-------------------------------
Total revenues                    $   248,837     $    142,979    $     61,113   $    (4,992)    (a)   $     447,937
EBITDA                                120,105           55,254          17,831             -                 193,190
Total assets                        1,683,959          415,518         337,791    (1,005,706)    (b)       1,431,562
Capital expenditures                   36,632           86,450          42,283             -                 165,365


Nine months ended
February 29, 2000
-------------------------------
Total revenues                    $    223,127    $    118,184    $     32,906   $    (5,794)    (a)   $     368,423
EBITDA                                 110,024          53,962           7,313             -                 171,299
Total assets                         1,323,205         296,632          68,980      (620,028)    (b)       1,068,789
Capital expenditures                    37,491          46,054          24,348             -                 107,893


(a) Elimination of intercompany revenue, primarily from Caribbean Wireline to Caribbean Wireless

(b) Elimination of intercompany investments


Reconciliation of Income before Income Tax Expense and Minority Interest

                                                                         Nine months ended
                                                              --------------------------------------
                                                                  February 28,        February 29,
                                                                      2001                2000
                                                              ------------------- ------------------
EBITDA for reportable segments                                 $        193,190    $       171,299
Interest expense - net                                                 (120,320)          (110,347)
Depreciation and amortization                                            80,618             60,323
Income from equity investments                                            8,082             11,007
(Gain) loss on disposition of assets                                   (369,708)                51
Other                                                                       184                  -
                                                              ------------------- ------------------

Income before income tax expense and minority interest         $        370,226    $        11,585
                                                              =================== ==================

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


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of February 28, 2001
                             (Amounts in thousands)

                                                              Centennial                                               Centennial
                                              Centennial       Cellular                    Centennial                Communications
                                              Puerto Rico    Operating Co.               Communications                Corp. and
                                            Operations Corp.     LLC      Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                            --------------- ------------- -------------- -------------- ------------ --------------

ASSETS
Current assets:
   Cash and cash equivalents                $        1,969  $          -  $      17,457  $          -   $          -  $      19,426
   Short-term investments                                -             -         71,882             -              -         71,882
   Accounts receivable - net                        33,711             -         44,819             -              -         78,530
   Inventory - phones and accessories - net            444             -         17,181             -              -         17,625
   Prepaid expenses and other current assets         2,193             -          5,898             -              -          8,091
                                            --------------- ------------- -------------- -------------- ------------- --------------

      Total current assets                          38,317             -        157,237             -              -        195,554

Property, plant & equipment - net                  229,672             -        307,472             -              -        537,144

Equity investments in wireless systems - net             -             -          2,062             -              -          2,062

Debt issuance costs - net                           21,519             -         28,805             -              -         50,324

Domestic cellular licenses - net                         -             -        267,995             -              -        267,995

Caribbean wireless licenses - net                        -             -        120,703             -              -        120,703

Goodwill  - net                                      5,248             -        210,540             -              -        215,788

Intercompany                                        35,276     1,140,500        951,849       589,720     (2,717,345)             -

Investment in subsidiaries                               -      (289,165)       477,895      (764,165)       575,435              -

Other assets - net                                   7,505             -         34,487             -              -         41,992
                                            --------------- ------------- -------------- -------------- ------------- --------------

      Total
                                            $      337,537  $    851,335  $   2,559,045  $   (174,445)  $ (2,141,910) $   1,431,562
                                            =============== ============= ============== ============== ============= ==============


                   CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of February 28, 2001
                             (Amounts in thousands)


                                                          Centennial                                                 Centennial
                                          Centennial       Cellular                     Centennial                 Communications
                                          Puerto Rico    Operating Co.                Communications                 Corp. and
                                        Operations Corp.     LLC       Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                        --------------- -------------- -------------- -------------- ------------ ---------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term-debt    $        8,625  $      8,125   $         921  $       1,388  $         -  $      19,059
   Accounts payable                              9,928             -           8,603              -            -         18,531
   Accrued expenses and other
     current liabilities                        38,269             -         153,339            732            -        192,340
   Payable to affiliates                             -             -             125              -            -            125
                                        --------------- -------------- -------------- -------------- ------------ --------------

   Total current liabilities                    56,822         8,125         162,988          2,120            -        230,055


Long-term debt                                 655,250       686,875              86        171,837            -      1,514,048

Deferred federal income taxes                        -             -          38,787              -            -         38,787

Minority interest in subsidiaries                    -             -          20,813              -            -         20,813

Intercompany                                   113,040       920,500       1,660,870         23,739   (2,718,149)             -

Stockholders' equity (deficit):
   Common stock                                      -             -               -            949            -            949
   Preferred stock                             465,000             -               -              -     (465,000)             -
   Additional paid-in capital                 (883,226)            -       1,381,565        430,958     (498,339)       430,958
   Accumulated deficit                         (69,349)     (764,165)       (706,064)      (802,754)   1,539,578       (802,754)
                                        --------------- -------------- -------------- -------------- ------------ --------------

                                              (487,575)     (764,165)        675,501       (370,847)     576,239       (370,847)

   Less: treasury shares                             -             -               -         (1,077)           -         (1,077)
   Deferred compensation                             -             -               -           (217)           -           (217)
                                        --------------- -------------  -------------- -------------- ------------ --------------


   Total stockholders' equity(deficit)        (487,575)     (764,165)        675,501       (372,141)     576,239       (372,141)
                                        --------------- ------------- --------------- -------------- ------------ --------------

   Total                                $      337,537  $    851,335  $    2,559,045  $    (174,445) $(2,141,910) $   1,431,562
                                        =============== ============= =============== ============== ============ ==============

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001
                             (Amounts in thousands)


                                                              Centennial                                                Centennial
                                              Centennial       Cellular                     Centennial                Communications
                                              Puerto Rico    Operating Co.                Communications                Corp. and
                                           Operations Corp.       LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                           ---------------- -------------- -------------- -------------- ------------ -------------


Revenue                                    $       168,149  $           -  $     282,490  $           -  $    (2,702) $     447,937
                                           ---------------- -------------- -------------- -------------- ------------ --------------

Costs and expenses:
    Cost of equipment sold                           7,017              -         28,802              -            -         35,819
    Cost of services                                25,551              -         45,534              -         (334)        70,751
    Sales and marketing                             26,703              -         41,640              -            -         68,343
    General and administrative                      33,338              -         48,864              -       (2,368)        79,834
    Depreciation and amortization                   36,095              -         44,523              -            -         80,618
    Gain on disposition of assets                       (5)             -       (369,703)             -            -       (369,708)
                                           ---------------- -------------- -------------- -------------- ------------ --------------
                                                   128,699              -       (160,340)             -       (2,702)       (34,343)
                                           ---------------- -------------- -------------- -------------- ------------ --------------

Operating income                                    39,450              -        442,830              -            -        482,280
                                           ---------------- -------------- -------------- -------------- ------------ --------------

Income from equity investments                           -              -          8,082              -            -          8,082

Income from investments in subsidiaries                  -        218,037        (11,247)       218,037     (424,827)             -

Interest expense - net                             (50,697)       (51,823)        (1,919)       (15,881)           -       (120,320)

Other                                                    -              -            184              -            -            184

Intercompany interest allocation                         -         51,823        (51,823)             -            -              -
                                           ---------------- -------------- -------------- -------------- ------------ --------------

(Loss) income before income tax expense
     and minority interest                         (11,247)       218,037        386,107        202,156     (424,827)       370,226


Income tax expense                                       -              -       (174,353)             -            -       (174,353)
                                           ---------------- -------------- -------------- -------------- ------------ --------------


(Loss) income before minority interest             (11,247)       218,037        211,754        202,156     (424,827)       195,873


Minority interest in loss of subsidiaries                -              -          6,283              -            -          6,283
                                           ---------------- -------------- -------------- -------------- ------------ --------------


Net (loss) income                          $       (11,247) $     218,037  $     218,037  $     202,156  $  (424,827) $     202,156
                                           ================ ============== ============== ============== ============ ==============

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Nine Months Ended February 28, 2001
                             (Amounts in thousands)

                                                          Centennial   Centennial                                      Centennial
                                                          Puerto Rico   Cellular                Centennial            Communications
                                                          Operations  Operating Co.   Non-   Communications  Elimin-   Corp. and
                                                             Corp.        LLC      Guarantors     Corp.      ations   Subsidiaries
                                                         ------------ ------------ ---------- ------------ ---------- --------------

OPERATING ACTIVITIES:

   Net (loss) income                                     $   (11,247) $   218,037  $ 218,037  $   202,156  $(424,827) $    202,156
                                                         ------------ ------------ ---------- ------------ ---------- -------------

Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              36,095            -     44,523            -          -        80,618
   Minority interest in loss of subsidiaries                       -            -     (6,283)           -          -        (6,283)
   Deferred income taxes                                           -            -     42,400            -          -        42,400
   Equity in undistributed earnings of investee companies          -            -     (8,082)           -          -        (8,082)
   Equity in undistributed earnings of subsidiaries                -     (218,037)    11,247     (218,037)   424,827             -
   Gain on disposition of assets                                  (5)           -   (369,703)           -          -      (369,708)
   Noncash expenses                                           10,851            -    (12,538)       1,687          -             -
   Other                                                       2,581            -      3,314            -          -         5,895
   Change in assets and liabilities net of effects of
     acquisitions and dispositions:
     Accounts receivable - (increase) decrease                (8,259)           -        613            -          -        (7,646)
     Prepaid expenses and other current assets -
       (increase)                                             (2,126)           -    (11,380)           -          -       (13,506)
     Accounts payable, accrued expenses and
       other current liabilities- increase                     7,828            -     68,621            -          -        76,449
     Customer deposits and prepayments -
       (decrease) increase                                        (1)           -      3,279            -          -         3,278
                                                         ------------ ------------ ---------- ------------ ---------- -------------
   Total adjustments                                          46,964     (218,037)  (233,989)    (216,350)   424,827      (196,585)
                                                         ------------ ------------ ---------- ------------ ---------- -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      35,717            -    (15,952)     (14,194)         -         5,571
                                                         ------------ ------------ ---------- ------------ ---------- -------------

INVESTING ACTIVITIES:

   Proceeds from disposition of assets                             6            -    493,327            -          -       493,333
   Capital expenditures                                      (70,344)           -    (95,021)           -          -      (165,365)
   Proceeds from maturity of restricted securities                 -            -     19,888            -          -        19,888
   Purchase of short-term investments                              -            -    (71,882)           -          -       (71,882)
   Acquisitions, net of cash acquired                         (2,000)           -   (236,639)           -          -      (238,639)
   Distributions received from equity investments                  -            -     16,366            -          -        16,366
   Capital contributed to equity investments                       -            -       (821)           -          -          (821)
                                                         ------------ ------------ ---------- ------------ ---------- -------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (72,338)           -    125,218            -          -        52,880
                                                         ------------ ------------ ---------- ------------ ---------- -------------

FINANCING ACTIVITIES:

   Proceeds from the issuance of long-term debt              213,400       25,000          -            -          -       238,400
   Repayment of debt                                        (237,525)     (35,000)   (19,390)           -          -      (291,915)
   Proceeds from the exercise of stock options                     -            -          -        1,611          -         1,611
   Cash received from (paid to) affiliates                    57,737       10,000    (67,737)           -          -             -
   Cash advances from subsidiaries (to parent)                    63            -    (12,646)      12,583          -             -
                                                         ------------ ------------ ---------- ------------ ---------- -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      33,675            -    (99,773)      14,194          -       (51,904)
                                                         ------------ ------------ ---------- ------------ ---------- -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     (2,946)           -      9,493            -          -         6,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 4,915            -      7,964            -          -        12,879
                                                         ------------ ------------ ---------- ------------ ---------- ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     1,969  $         -  $  17,457  $         -  $       -  $     19,426
                                                         ============ ============ ========== ============ ========== =============

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

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading independent provider of mobile wireless communications in the United States and of mobile wireless communications and competitive local exchange services in the Caribbean. In the United States, we own and operate cellular systems in two clusters located in Michigan/Indiana/Ohio and Texas/Louisiana/Mississippi, incorporating approximately 6.0 million Net Pops as of February 28, 2001. These clusters of small city and rural markets are adjacent to major metropolitan markets and benefit from the rapidly growing levels of traffic generated by subscribers roaming into our coverage areas. Our Caribbean operations provide wireless and wireline communications services in Puerto Rico, the Dominican Republic and Jamaica, incorporating approximately
11.4 million Net Pops as of February 28, 2001. We commenced operations in Puerto Rico (approximately 3.9 million Net Pops) in December 1996, where we provide wireless PCS and wireline services including switched voice, Internet, video and private line services over our own fiber optic, coaxial and microwave network. During fiscal 2000, we acquired controlling interests in All America Cables and Radio, Inc. ("AACR") in the Dominican Republic and Paradise Wireless (Jamaica) Limited (now known as Centennial Digital Jamaica Limited) in Jamaica, which collectively expanded our Net Pops by 7.5 million. Additionally, with the acquisition of the cable television assets of Pegasus Communications, we operate a cable television business in Puerto Rico. We believe these operations benefit from dominant scale and scope, as well as from substantial unmet demand for communications services in the Caribbean.

Overview

We had 717,800 wireless subscribers at February 28, 2001, as compared to 585,500 at February 29, 2000, an increase of 23%. We reported net income (loss) of $(3,935) and $202,156 for the three and nine months ended February 28, 2001, respectively, as compared to net income (loss) of $(3,243) and $9,485 for the three and nine months ended February 29, 2000. Included in net income for the nine months ended February 28, 2001 were pre-tax gains of approximately $369,700 ($204,000 after-tax) we recognized on the sale of our southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Loss per common share, basic and diluted, for the three months ended February 28, 2001 was $(0.04), as compared to a loss per common share, basic and diluted, of $(0.03), for the three months ended February 29, 2000. Earnings per common share, basic and diluted, for the nine months ended February 28, 2001 were $2.14 and $2.09 per share, respectively, as compared to earnings per common share, basic and diluted, of $0.10 for the nine months ended February 29, 2000. Excluding the effect of the sales and redemption above, the loss per common share, basic and diluted, would have been $(0.02) for the nine months ended February 28, 2001.

The table below summarizes results of operations for each period:

                                           Three Months Ended                      Nine Months Ended
                                          2/28/01      2/29/00   % Change         2/28/01     2/29/00    % Change
                                       ------------ ------------ --------       ----------- ------------ --------
EBITDA (1)                             $    56,318  $    53,347       6%        $  193,190  $   171,299      13%
Operating income                       $    31,802  $    31,612       1%        $  482,280  $   110,925     335%
Net income (loss)                      $    (3,935) $    (3,243)    (21%)       $  202,156  $     9,485   2,031%
Earnings per common share-
    Basic                                $   (0.04)    $  (0.03)    (33%)         $   2.14     $   0.10   2,040%
    Diluted                              $   (0.04)    $  (0.03)    (33%)         $   2.09     $   0.10   1,990%


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

United States Wireless Operations

Revenue
-------

                             Three Months Ended                         Nine Months Ended
                            2/28/01         2/29/00   % Change        2/28/01     2/29/00       % Change
                           ------------  ------------ --------      ------------  ------------  --------
Service revenue            $    72,430   $    72,185      0%        $   237,257   $   212,077      12%
Equipment sales                  3,901         4,195     (7%)            11,580        11,050       5%
                           ------------  ------------               ------------  ------------
Total revenue              $    76,331   $    76,380     (0%)       $   248,837   $   223,127      12%
                           ============  ============               ============  ============

Excluding the Southwest cluster which was sold during the second quarter, total U.S. Wireless service revenue, excluding roaming revenue, increased $9,071 or 22% to $49,785 in the third quarter and increased $26,068 or 22% to $142,121 for the nine months ended February 28, 2001, as compared to the same periods in fiscal 2000. These increases were primarily due to an increase in revenue from new subscribers of $10,745 and $33,699, for the three and nine months ended February 28, 2001, respectively, partially offset by a decrease in retail revenue per subscriber of $1,674 and $7,631 for the same periods. Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage decreased to $22,645 or 5% from roamer revenues of $23,716 for the three months ended February 29, 2000, and increased to $84,376 or 9% over roamer revenues of $77,110 for the nine months ended February 29, 2000. The decrease for the three months ended February 28, 2001 was primarily due to a reduction in roaming rates per minute of $4,320, partially offset by increased roaming usage of $3,249 for the same period. The increase for the nine months ended February 28, 2001 was primarily due to increased roaming usage of $21,569, partially offset by a reduction in roaming rates per minute of $14,303 for the same period. The Southwest cluster accounted for $4,178 of service revenue and $3,577 of roamer revenue during the three months ended February 29, 2000.

The decrease in equipment sales of wireless telephones and accessories to subscribers for the three months ended February 28, 2001 was due to a lower number of telephone and accessory units sold during the current period.

Our U.S. Wireless operations had approximately 485,900 and 416,500 subscribers at February 28, 2001 and February 29, 2000, respectively. Increases from new activations of 186,000 were offset by subscriber cancellations of 114,700. The monthly churn rate increased to 2.3% and 2.2% for the three and nine months ended February 28, 2001, respectively, as compared to 1.8% and 1.9% for the three and nine months ended February 29, 2000, respectively. Included in the number of subscribers as of February 28, 2001 are approximately 20,700 subscribers acquired in the Lake Charles and Kokomo acquisitions, less 22,600 subscribers removed as a result of the sale of the southwest properties. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $54 and $59 for the three and nine months ended February 28, 2001, respectively, as compared to $64 and $68 for the three and nine months ended February 29, 2000, respectively. The decrease in retail revenue per subscriber was primarily due to the rollout of digital plans that include a larger amount of plan minutes as compared to analog rate plans and the decrease in roaming revenue per subscriber.

Costs and expenses
------------------

                                               Three Months Ended                     Nine Months Ended
                                              2/28/01       2/29/00    % Change      2/28/01      2/29/00   % Change
                                           ------------   -----------  --------    ----------- -----------  --------
Cost of equipment sold                     $    11,034    $    9,621      15%      $   25,271  $   21,919       15%
Cost of services                           $     9,251    $    8,928       4%      $   28,007  $   23,920       17%
Sales and marketing                        $    13,072    $   13,700      (5%)     $   36,177  $   35,659        1%
General and administrative                 $    12,360    $   10,993      12%      $   39,277  $   31,605       24%

EBITDA                                     $    30,614    $   33,138      (8%)     $  120,105  $  110,024        9%
Gain on disposition of assets                   (6,372)            -      N/A        (369,716)          -       N/A
Depreciation and amortization                   10,658         9,430      13%          32,345      25,791       25%
                                           ------------   -----------              ----------- -----------
Operating income                           $    26,328    $   23,708      11%      $  457,476  $   84,233      443%
                                           ============   ===========              =========== ===========

Cost of equipment sold increased during the three and nine months ended February 28, 2001, primarily due to higher costs associated with digital phones.

Cost of services increased during the three and nine months ended February 28, 2001, primarily due to the variable costs associated with a larger subscription base, increased usage per subscriber and increased wireless coverage areas resulting from the continued expansion of the U.S. Wireless network. Cost to acquire per activation was $280 for the three months ended February 28, 2001, as compared to $248 for the three months ended February 29, 2000.

General and administrative expenses increased during the three and nine months ended February 28, 2001, primarily due to increased costs to support the expanding subscriber base, as well as increased bad debt expense and subscription fraud.

EBITDA for the U.S. Wireless operations for the three months ended February 28, 2001 was $30,614, a decrease of $2,524 or 8% from the three months ended February 29, 2000. EBITDA for the U.S. Wireless operations for the nine months ended February 28, 2001 was $120,105, an increase of $10,081 or 9% over the nine months ended February 29, 2000.

The gain on disposition of assets for the nine months ended February 28, 2001 represents the pre-tax gains we recognized on the sale of the southwest properties and the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership, Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

Depreciation and amortization for the three and nine months ended February 28, 2001 was $10,658 and $32,345, respectively, an increase of $1,228 or 13% and $6,554 or 25% over the same periods in fiscal 2000. These increases were the result of depreciation related to capital expenditures made during fiscal 2001 and 2000 in connection with the continued expansion of our U.S. Wireless operations as well as depreciation and amortization related to the assets acquired in the Lake Charles, Kokomo and Allegan acquisitions.

Operating income for the three and nine months ended February 28, 2001 was $26,328 and $457,476, respectively, an increase of $2,620 and $373,243 from the operating income of $23,708 and $84,233 for the same periods in fiscal 2000.

Caribbean Wireless Operations

Revenue
-------

                              Three Months Ended                       Nine Months Ended
                             2/28/01     2/29/00     % Change        2/28/01     2/29/00       % Change
                           ------------ ------------ --------      ------------  ------------  ---------
Service revenue            $    47,343  $    39,689     19%        $   134,691   $   114,207       18%
Equipment sales                  2,872        1,651     74%              8,288         3,977      108%
                           ------------ ------------               ------------  ------------
Total revenue              $    50,215  $    41,340     21%        $   142,979   $   118,184       21%
                           ============ ============               ============  ============

Total Caribbean Wireless service revenue increased $7,654 or 19% and $20,484 or 18% for the three and nine months ended February 28, 2001, respectively, to $47,343 and $134,691 for the same periods. These increases were primarily due to an increase in revenues from new subscribers of $14,877 and $41,514 for the three and nine months ended February 28, 2001, respectively, partially offset by a decrease in retail revenue per subscriber, which accounted for a decrease of $7,223 and $21,030 for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to an increase in the number of telephone units sold.

Our Caribbean Wireless operations had approximately 231,900 subscribers at February 28, 2001, an increase of 37% from the 169,000 subscribers at February 29, 2000. Increases from new activations of 126,700 were offset by subscriber cancellations of 63,800. The monthly churn rate decreased to 2.8% and 2.4% for the three and nine months ended February 28, 2001, respectively, as compared to
4.2 % and 3.8% for the three and nine months ended February 29, 2000, respectively. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $75 and $77 for the three and nine months ended February 28, 2001, respectively, as compared to $84 and $86 for the three and nine months ended February 29, 2000, respectively. The decrease in revenue per subscriber is primarily due to the rollout of plans that include a larger amount of plan minutes and new subscribers in the Dominican Republic.

Costs and expenses
------------------

                                              Three Months Ended                       Nine Months Ended
                                              2/28/01       2/29/00    % Change       2/28/01      2/29/00    % Change
                                           ------------   -----------  ---------    -----------  -----------  --------
Cost of equipment sold                     $     4,830    $      893      441%      $    9,857   $    3,462      185%
Cost of services                           $     7,281    $    5,247       39%      $   20,702   $   16,106       29%
Sales and marketing                        $     8,645    $    6,458       34%      $   26,370   $   18,853       40%
General and administrative                 $    10,999    $   11,046       (0%)     $   30,796   $   25,801       19%

EBITDA                                     $    18,460    $   17,696        4%      $   55,254   $   53,962        2%
(Gain) loss on disposition of assets                (5)           51       N/A              (5)          51       N/A
Depreciation and amortization                   12,276        10,606       16%          31,938       30,635        4%
                                           ------------   -----------               -----------  -----------
Operating income                           $     6,189    $    7,039      (12%)     $   23,321   $   23,276        0%
                                           ============   ===========               ===========  ===========

Cost of equipment sold increased during the three and nine months ended February 28, 2001 due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

Cost of services increased during the three and nine months ended February 28, 2001, primarily due to the variable costs associated with a larger subscription base, increased usage per subscriber and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean.

Sales and marketing expenses increased during the three and nine months ended February 28, 2001, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic.

General and administrative expenses increased during the nine months ended February 28, 2001, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic. The decrease during the three months ended February 28, 2001 is primarily due to expenses incurred during the three months ended February 29, 2000 related to the restructuring of our existing credit facility, as well as a decrease in the reserve for bad debt.

EBITDA for the Caribbean Wireless operations for the three and nine months ended February 28, 2001 was $18,460 and $55,254, respectively, an increase of $764 or 4% and $1,292 or 2% over the same periods in fiscal 2000.

Depreciation and amortization for the three and nine months ended February 28, 2001 was $12,276 and $31,938, respectively, an increase of $1,670 or 16% and $1,303 or 4% over the same periods in fiscal 2000. The increase for the three months ended February 28, 2001 primarily resulted from fixed assets placed into operation during the second quarter in the Dominican Republic, partially offset by PCS phones in Puerto Rico becoming fully depreciated. In addition, depreciation increased due to capital expenditures made during fiscal 2001 and 2000 in connection with the development and network expansion of our Caribbean wireless telephone systems and the purchase of additional PCS phones.

Operating income for the three months ended February 28, 2001 was $6,189, a decrease of $850 from operating income of $7,039 for the same period in fiscal 2000. Operating income for the nine months ended February 28, 2001 was $23,321, an increase of $45 from operating income of $23,276 for the same period in fiscal 2000.

Caribbean Wireline Operations

Revenue
-------

                              Three Months Ended                        Nine Months Ended
                              2/28/01       2/29/00   % Change       2/28/01       2/29/00    % Change
                           -----------   -----------  --------     -----------   -----------  --------
Service revenue            $   23,465    $   11,814      99%       $   60,833    $   32,676      86%
Equipment sales                    59           139     (58%)             280           230      22%
                           -----------   -----------               -----------   -----------
Total revenue              $   23,524    $   11,953      97%       $   61,113    $   32,906      86%
                           ===========   ===========               ===========   ===========


Total Caribbean Wireline revenue increased $11,571 or 97% and $28,207 or 86% for the three and nine months ended February 28, 2001, respectively, to $23,524 and $61,113 for the same periods. Termination revenue decreased $4,173 or 71%, and $10,359 or 68% for the three and nine months ended February 28, 2001, respectively, to $1,668 and $4,912.

Business switched and private line revenue increased 75% to $7,192 and 78% to $19,610 for the three and nine months ended February 28, 2001, respectively. This increase reflects a 37% increase in business access lines to 20,972 lines as of the end of the third quarter as well as a 269% increase in dedicated access line equivalents to 98,991 at February 28, 2001.

Revenue from the Puerto Rico cable, AACR and Infochannel acquisitions totaled $11,852 and $28,361 for the three and nine months ended February 28, 2001, respectively.

Costs and expenses
------------------


                                              Three Months Ended                      Nine Months Ended
                                             2/28/01      2/29/00    % Change       2/28/01      2/29/00    % Change
                                           -----------  -----------  --------     -----------  -----------  --------
Cost of equipment sold                     $      221   $       70      216%      $      691   $      167      314%
Cost of services                           $   10,413   $    3,113      235%      $   26,675   $    9,790      172%
Sales and marketing                        $    2,007   $      979      105%      $    5,796   $    3,623       60%
General and administrative                 $    3,639   $    5,278      (31%)     $   10,120   $   12,013      (16%)

EBITDA                                     $    7,244   $    2,513      188%      $   17,831   $    7,313      144%
Loss on disposition of assets                      13            -       N/A              13            -      N/A
Depreciation and amortization                   7,946        1,648      382%          16,335        3,897      319%
                                           -----------  -----------               -----------  -----------
Operating (loss) income                    $     (715)  $      865       N/A      $    1,483   $    3,416      (57%)
                                           ===========  ===========               ===========  ===========

Cost of services increased during the three and nine months ended February 28, 2001, primarily due to increased costs to support the expanding Wireline business and expenses related to Puerto Rico cable and AACR.

Sales and marketing expenses increased during the three and nine months ended February 28, 2001, primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses decreased during the three and nine months ended February 28, 2001, primarily due to a decrease in the reserve for bad debt related to termination revenue with PRTC, partially offset by increased expenses related to the acquisition of AACR as well as increased costs to support the expanding customer base.

EBITDA for the Caribbean Wireline operations for the three and nine months ended February 28, 2001 was $7,244 and $17,831, respectively, an increase of $4,731 or 188% and $10,518 or 144% over the same periods in fiscal 2000.

Depreciation and amortization for the three and nine months ended February 28, 2001 was $7,946 and $16,335, respectively, an increase of $6,298 or 382% and $12,438 or 319% over the same periods in fiscal 2000. These increases were due to increased depreciation associated with the expansion of our network in addition to increased depreciation and amortization related to the Puerto Rico cable, AACR and Infochannel acquisitions.

The operating loss for the three months ended February 28, 2001 was $(715), a decrease of $1,580 from the operating income of $865 for same period in fiscal 2000. Operating income for the nine months ended February 28, 2001 was $1,483, a decrease of $1,933 from the operating income of $3,416 for same period in fiscal 2000.

Consolidated

Other non-operating income and expenses

Net interest expense was $36,235 for the three months ended February 28, 2001, a decrease of $1,683 or 4% from the three months ended February 29, 2000. Net interest expense was $120,320 for the nine months ended February 28, 2001, an increase of $9,973 or 9% from the nine months ended February 29, 2000. Gross interest expense for the three and nine months ended February 28, 2001 was $38,404 and $124,228, respectively, as compared to $38,473 and $113,322 for the three and nine months ended February 29, 2000. Total debt decreased $12,243 from February 29, 2000.

The decrease in total debt from February 29, 2000 was the result of a paydown of debt with a portion of the $493,325 of proceeds from the recently completed dispositions, offset by borrowings for acquisitions, assumed debt for completed acquisitions of $19,923, additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless operation's PCS network infrastructure, the expansion of the Caribbean Wireline network and the purchase of PCS telephones. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended February 28, 2001 was approximately $292,100. The average debt outstanding during the three and nine months ended February 28, 2001 was $1,535,561 and $1,621,079, increases of $48,945 and $142,523 as compared to the average debt levels of $1,486,616 and $1,478,556 during the three and nine months ended February 29, 2000, respectively. Our weighted average interest rate decreased to 10.0% for the three months ended February 28, 2001 from 10.4% for the three months ended February 29, 2000. Our weighted average interest rate was 10.2% for both the nine months ended February 28, 2001 and February 29, 2000.

After loss attributable to minority interests in subsidiaries for the three months ended February 28, 2001, the pre-tax loss was $(2,486) as compared to a pre-tax loss of $(2,613) for the three months ended February 29, 2000. After loss attributable to minority interests in subsidiaries for the nine months ended February 28, 2001, pre-tax income was $376,509, as compared to pre-tax income of $11,671 for the nine months ended February 29, 2000. The income tax expense was $1,449 and $174,353 for the three and nine months ended February 28, 2001, respectively, as compared to income tax expense of $630 and $2,186 for the three and nine months ended February 29, 2000. The increase in income tax expense for the nine months ended February 28, 2001 is primarily the result of taxes related to the gains we recognized on the sale of our southwest properties, the sale of our interest in the Sacramento-Valley Limited Partnership and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

These factors resulted in a net loss of $(3,935) for the three months ended February 28, 2001, which represents a decrease of $692 from the net loss of $(3,243) for the three months ended February 29, 2000. These factors also resulted in net income of $202,156 for the nine months ended February 28, 2001, which represents an increase of $192,671 from the net income of $9,485 for the nine months ended February 29, 2000.

Liquidity and Capital Resources

On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The total amount outstanding under the term loans as of February 28, 2001 was $988,875. The revolving credit facility portion of the New Credit Facility is now equally available to both of the borrowers. The amount available under the revolving credit facility as of February 28, 2001 was $250,000.

For the nine months ended February 28, 2001, earnings exceeded fixed charges by $378,510. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $80,618 relating to depreciation and amortization.

As of February 28, 2001, we had $537,144 of property, plant and equipment (net) placed in service. During the nine months ended February 28, 2001, we made capital expenditures of $165,365 to continue the construction of our new network in the Dominican Republic and to expand the coverage areas and upgrade our cell sites and call switching equipment of existing U.S. and Caribbean properties. Capital expenditures for the Caribbean operations were $128,733 for the nine months ended February 28, 2001, representing 78% of our total capital expenditures. The Caribbean operations capital expenditures included $61,585 to add capacity and services and to continue the expansion of our PCS network infrastructure, $15,433 to purchase telephone units which remain our property while in use by subscribers, $49,659 related to the initial buildout of our PCS networks in the Dominican Republic and the U.S. Virgins Islands and $2,056 to upgrade our cable operations in Puerto Rico. We anticipate annual capital expenditures of approximately $250,000 during both fiscal year 2001 and 2002.

We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing revolving credit facility and proceeds from asset sales. We may also seek various other sources of external financing, including, but not limited to, bank financing, joint ventures, partnerships and placement of debt or equity securities.

In March 2001, our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica") signed an agreement with Lucent Technologies ("Lucent"), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility ("Lucent Credit Facility") to fund the build-out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility will bear interest at a rate of LIBOR plus 650 basis points. The Lucent Credit Facility will mature six years from the date of closing with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, pay dividends and incur additional indebtedness. No amounts were outstanding under the Lucent Credit Facility as of February 28, 2001. In connection with the

Lucent Credit Facility, we have agreed to make approximately $10,000 of capital contributions to Centennial Digital Jamaica over the next several years. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of our outstanding $370,000 high yield notes and, for the most part, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

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

     The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash available for (required from) other financing and investing activities:

                                                                       Nine Months Ended,
                                                                       ------------------
                                                         February 28, 2001          February 29, 2000
                                                         -----------------          -----------------
                                                                   % of net                   % of net
                                                                     cash                       cash
                                                         Amount    provided         Amount    provided
                                                       ----------  --------       ----------  --------
Net cash provided by operating
   activities                                          $   5,571        5%        $  25,690       16%
Interest paid                                            117,736       95%          133,058       84%
                                                       ----------  --------       ----------  --------
Net cash provided                                      $ 123,307      100%        $ 158,748      100%
                                                       ==========  ========       ==========  ========

Principal uses of cash
Interest paid                                          $ 117,736       95%        $ 133,058       84%
Property, plant & equipment                              165,365      134%          107,893       68%
                                                       ----------  --------       ----------  --------
Total                                                  $ 283,101      229%        $ 240,951      152%
                                                       ==========  ========       ==========  ========
Cash required from other financing
   and investing activities                            $(159,794)    (129%)       $ (82,203)     (52%)
                                                       ==========  ========       ==========  ========


     Net cash provided by operating activities for the three months ended February 28, 2001 was not sufficient to fund our expenditures for property, plant and equipment of $165,365.

The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                        Nine Months Ended,
                                                                        ------------------
                                                            February 28, 2001       February 29, 2000
                                                            -----------------       -----------------
Proceeds from disposition of assets                         $        493,333        $            352
Proceeds from the exercise of stock options                            1,611                   1,206
Proceeds from issuance of long-term debt                             238,400               1,038,018
Proceeds from  maturity of restricted
  securities                                                          19,888                  59,994
Distributions received from equity
  investments-net                                                     15,545                   9,871
                                                            -----------------       -----------------
Cash provided by other financing and
  investing activities                                               768,777               1,109,441
                                                            -----------------       -----------------

Repayment of debt                                                   (291,915)               (958,150)
Purchase of restricted securities                                          -                 (19,998)
Debt issuance costs paid                                                   -                  (2,885)
Purchase of short-term investments                                   (71,882)                      -
Acquisitions, net of cash acquired                                  (238,639)                (46,820)
Acquisition of minority partnership interests                              -                    (323)
                                                            -----------------       -----------------
Cash available for operations and capital
   expenditures                                             $        166,341        $         81,265
                                                            =================       =================



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

In November 2000, we sold our interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $159,100, which is included in gain on disposition of assets in the consolidated statement of operations.

In November 2000, we sold our Southwest cluster for approximately $202,500 in cash, subject to adjustment. The Company recorded a pre-tax gain of approximately $183,700, which is included in gain on disposition of assets in the consolidated statement of operations.

In September 2000, we completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. The cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico.

In September 2000, we sold our 25% equity investment interest in the Modoc, California Partnership and our 14.29% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,000 of current assets. The Company recorded a pre-tax gain of approximately $25,100, which is included in gain on disposition of assets in the consolidated statement of operations.

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

In May 2000, we acquired a 51% interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHz CDMA license covering the island of Jamaica. Jamaica has a population of approximately 2.6 million. The purchase price was $25,500 in cash. Paradise Wireless has since changed its name to Centennial Digital Jamaica Limited.

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

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The registration statement was declared effective by the SEC on July 14, 1994. As of April 10, 2001, 37,613,079 shares remain available for future acquisitions.

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

Subsequent Events

In April 2001, we completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash, subject to adjustment. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico, have over 37,000 subscribers, and pass by 124,500 homes.

In April 2001, we announced that we have entered into a $150,000, multi-year agreement under which Global Crossing Ltd. will provide us with fiber optic undersea capacity connecting the Caribbean and the United States. In addition, as part of the transaction, Global Crossing and we have entered into a $30,000, multi-year agreement under which we will provide Global Crossing with services in the Caribbean.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2001 (based on information provided by one of the Company's lending institutions):

Amounts in thousands:

                                                         Year ended
                                February 28, February 28, February 29, February 28, February 28,                          Fair
                                   2002         2003         2004         2005         2006     There-after   Total       value
                              ----------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                     $  2,309     $     86           -            -      $    219    $541,618   $ 544,232   $ 549,042
  Average interest rate             9.29%       13.50%           -            -        10.13%      10.51%      10.51%           -
  Variable rate                  $ 16,750     $ 56,125    $ 78,625    $ 101,125      $123,625    $612,625   $ 988,875   $ 988,875
  Average interest rate (1)         4.92%        5.21%       5.63%        5.83%         5.99%       6.21%       6.02%           -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount                $350,000     $350,000    $ 50,000            -             -           -           -   $  (4,160)
  Average pay rate                  5.40%        5.89%       5.70%            -             -           -           -           -
  Average receive rate              4.92%        5.21%       5.63%            -             -           -           -           -
Interest rate collar:
  Notional amount                $100,000     $100,000    $100,000            -             -           -           -   $    (534)
  Cap                               7.00%        7.00%       7.00%            -             -           -           -           -
  Floor                             4.45%        4.45%       4.45%            -             -           -           -           -

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




April 12, 2001



                                                CENTENNIAL COMMUNICATIONS CORP.


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