Form 10-K405
period 2001-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2001-08-29
CIK 879573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-19603

                        CENTENNIAL COMMUNICATIONS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      06-1242753
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                 3349 ROUTE 138
                                 WALL, NJ 07719
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (732) 556-2200
                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 31, 2001, there were 94,864,922 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on The Nasdaq Stock Market on July 31, 2001 of $13.00 per share, was $136,767,449.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   21
Item 6.   Selected Consolidated Financial Data........................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................   23
Item      Quantitative and Qualitative Disclosure About Market Risk...   38
  7A.
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   38

                               PART III
Item      Directors and Executive Officers of the Registrant..........   38
  10.
Item      Executive Compensation......................................   39
  11.
Item      Security Ownership of Certain Beneficial Owners and
  12.       Management................................................   39
Item      Certain Relationships and Related Transactions..............   39
  13.

                               PART IV
Item      Exhibits, Financial Statement Schedules, and Reports on Form
  14.       8-K Signatures............................................   39

                                       (i)

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this document that are not historical facts are hereby identified as "forward looking statements". Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Forward-looking statements can be identified by the use of the words "believe", "expect", "estimate", "anticipate", "project", "intend", "may", "will", and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

     Important factors ("Risk Factors") that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include, but are not limited to:

     - the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the affect of existing and new competitors, including competitors that may have greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

     - general economic, business, political and social conditions in the areas in which we operate, including the less developed Caribbean region;

     - continued overbuilding by personal communications service providers in our U.S. wireless markets and the effects of increased competition in our markets, which may cause a reduction in roaming revenues, increased subscriber cancellations, a continued reduction of prices charged and lower average revenue per subscriber;

     - our dependence on roaming agreements for a material portion of our U.S. wireless revenues and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

     - our substantial debt obligations;

     - the availability and cost of additional capital to fund our operations, including the need to refinance existing indebtedness;

     - the ability to attract and retain qualified personnel;

     - the effects of governmental regulation of the telecommunications industry;

     - the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming year and future years to build out and upgrade our networks;

     - opportunities for growth through acquisitions and investments and our ability to manage this growth;

     - changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes;

     - the ability to effectively manage subscriber cancellations;

     - local operating hazards and risks in the areas in which we operate, including without limitation, hurricanes, tornadoes, wind storms and other natural disasters;

     - restrictive covenants and consequences of default contained in our financing arrangements;

     - our ability to manage and monitor billing and operational support systems;

     - potential litigation related to using wireless telephones while operating an automobile and the potential reduction of wireless usage due to legislation restricting usage while driving;

                                       (ii)

     - potential litigation relating to possible health effects of radio frequency transmission;

     - the relative illiquidity and corresponding volatility of our common stock;

     - declining rates for international long distance traffic;

     - control by certain of our stockholders and anti-takeover provisions; and

     - other factors referenced in our filings with the Securities and Exchange Commission.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect events, developments or circumstances after the date hereof.

                              CERTAIN DEFINITIONS

     As used in this Form 10-K, the terms "Centennial", the "Company", "our" and "we" refer to Centennial Communications Corp., a Delaware corporation, and its subsidiaries on a consolidated basis. The term "Pops" refers to the population of a market, derived from the 2001 Kagan's Wireless Telecom Atlas and Database or the 1999 Kagan's Latin American Wireless Telecommunications, and the term "Net Pops" refers to a market's Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

                                      (iii)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a leading regional telecommunications provider serving markets in the Caribbean and the United States with a population of approximately 22 million. In the Caribbean, we are a facilities based, fully integrated communications service provider offering both wireless and broadband services to business and residential customers. In the United States, we are a regional wireless service provider in small city and rural areas. At May 31, 2001, we owned wireless licenses covering over 17.5 million Net Pops, served 763,100 wireless customers, provided 132,945 lines of voice, data and Internet services and had approximately 93,500 video customers.

     Our Caribbean operations cover a population of approximately 15.5 million and serve Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. We provide digital wireless and broadband services including switched voice, video, Internet and private line services over our own fiber optic, coaxial and microwave network in the Caribbean. We believe we have the broadest wireless coverage, most extensive broadband fiber optic network, and the widest array of services among telecommunications operators in the Caribbean. We believe our scale and scope is a significant competitive advantage in the Caribbean. We began operations in the Caribbean in December 1996 with our launch of wireless service in Puerto Rico.

     In the U.S., we provide digital wireless service to over 500,000 subscribers in six states in two clusters of small cities and rural areas covering approximately 6.0 million Net Pops: Indiana, Michigan and Ohio; and Louisiana, Mississippi and Texas. These clusters are near major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. We believe we have the highest quality network coverage and most extensive retail distribution of any wireless provider in our service area. We believe our focus on these geographic areas that are not as critical to national and global wireless operators and less penetrated than the major metropolitan markets provides a competitive advantage.

     Centennial was organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200.

CENTENNIAL'S OPERATIONS

  Caribbean Wireless

     We provide wireless services in the Caribbean throughout an area covering approximately 15.5 million people. We use the same digital technology, called CDMA (code division multiple access), throughout the region. Our wireless network is supported by our Caribbean-wide terrestrial and undersea fiber network. Our Caribbean operations were established first in Puerto Rico (3.9 million Pops) where we provide wireless personal communications services ("PCS") pursuant to a 30 megahertz ("MHz") Federal Communications Commission ("FCC") license that operates at the 1900 MHz frequency band and also covers the U.S. Virgin Islands. Puerto Rico is strategically located as a major center of Caribbean commerce and serves as a gateway for businesses operating in Latin America and the Caribbean.

     In Puerto Rico, our wireless communications services share two switches and a sophisticated 1,137 mile fiber optic network with our broadband operation. The CDMA digital wireless network covers most areas of Puerto Rico using its established base of 174 wireless cell sites to transmit and receive calls. We also offer wireless local loop services to business and residential customers in Puerto Rico. Wireless local loop services are an alternative to traditional wired phone service. We are able to leverage our existing PCS infrastructure to provide these fixed wireless services at a low incremental cost wherever our PCS coverage already exists.

     In the Dominican Republic, we own 70% of Centennial Dominicana which holds a 30 MHz PCS license operating at the 1900 MHz band. We launched wireless service in the Dominican Republic in October 2000 with coverage in and around Santo Domingo. After the initial launch, we expanded coverage to other major cities and now provide coverage to areas covering 75% of the island's 8.9 million inhabitants. Similarly, in

Jamaica, we own 51% of Centennial Digital Jamaica which holds a 20 MHz cellular license operating at the 800 MHz band. We are constructing a digital CDMA wireless network in Jamaica and expect to launch wireless service in and around Kingston, the nation's capital, by the end of calendar year 2001 and expand around the island shortly thereafter. In March 2001, we obtained a $75 million vendor financing commitment from Lucent Technologies to fund our build-out and operations in Jamaica.

     Unlike the United States and Puerto Rico, the Dominican Republic and Jamaica bill for wireless service using "calling party pays" (i.e., the wireless customer only pays for outgoing phone calls and not for incoming calls). This system is different from the approach in the United States, which generally charges the wireless customer for both outgoing and incoming calls. To capitalize on the calling party pays billing method, we launched service in the Dominican Republic focusing on prepaid services. We expect to do the same in Jamaica.

     At May 31, 2001, our Caribbean wireless operations had 263,000 subscribers.

  Caribbean Broadband

     Puerto Rico

     In Puerto Rico, we are a facilities-based integrated communications service provider offering a full range of services. We have built a fully integrated communications company over the past four years and are the only significant fiber-based competitive local exchange carrier ("CLEC") on the island. Our Puerto Rico broadband business provides a full range of services to commercial, Internet service providers ("ISP"), carrier and government customers over our fiber optic network.

     - Competitive Local Exchange Services. We offer a variety of wireline services including switched voice, private line services, international long distance, data, toll free and Internet related services, to business and residential customers over our own fiber optic, coaxial and microwave network.

     - Video Services. During the past year, we acquired two cable television companies in Puerto Rico. With these acquisitions, we are able to bring last mile broadband services to the less densely populated western end of the island. At May 31, 2001, these cable systems passed approximately 300,000 homes and had approximately 93,500 subscribers.

     - Internet Services. We maintain a server that provides customers direct dial-up access to the Internet. We also offer customers web page design, hosting, web casting, integration services and a variety of e-commerce design and related services.

     Dominican Republic

     In the Dominican Republic, Centennial Dominicana offers a full range of access services. We offer long distance capability and provide long distance calling centers for Dominican customers. We act as the network provider for other call center operators. Centennial Dominicana accepts traffic from other carriers for termination in the Dominican Republic. Centennial Dominicana's license allows it to expand its wireline services to local loop, ISP and similar services. Centennial Dominicana intends to provide a full range of wireline services during the next fiscal year and has begun constructing a terrestrial fiber optic network in Santo Domingo, the capital of the Dominican Republic.

     Jamaica

     In Jamaica, we offer dial-up Internet service through our 60% interest in Infochannel Limited, a leading Jamaican ISP with over 8,200 subscribers.

     Centennial Global Connections

     To complement our terrestrial fiber networks, we have recently acquired significant undersea fiber optic capacity connecting key markets in the Caribbean with our international gateway switch in Miami, Florida.

These capacity purchases culminated with a multi-year capacity purchase agreement with Global Crossing, Ltd. We also own undersea capacity on Americas II and ARCOS I undersea cables linking Puerto Rico, the United States mainland and Latin America. In addition, we own capacity on the TAT-14 undersea cable that connects the U.S. and Europe and the Japan-U.S. undersea cable that connects the U.S. and Japan. Americas II began operations in July 2001 and ARCOS I is expected to be operational by the end of calendar year 2001. We believe this new capacity will relieve the bottleneck for voice communications created by inadequate undersea cable capacity in the Caribbean. This fiber network provides for two key opportunities. First, it allows us to offer end-to-end broadband solutions for customers in the Caribbean. Secondly, we are able to utilize the fiber for our own operations, thereby reducing our network costs.

  U.S. Wireless

     We operate our U.S. wireless telephone systems pursuant to 30 cellular licenses that operate in the 800 MHz frequency band. We hold licenses to operate 25 MHz of spectrum in all of our markets. We have strategically assembled a portfolio of cellular systems clustered in two distinct small city and rural areas. We market our cellular service under the registered name "Centennial Wireless" using both analog and digital technology (time division multiple access or "TDMA"). We have upgraded virtually all of our U.S. systems to digital technology and now offer digital voice and digital features (voice mail, caller ID, call waiting, conference calling and text messaging). Digital technology increases system capacity and offers other advantages over analog technology, including improved overall signal quality, longer battery life, improved call security, lower incremental costs for additional capacity and the ability to provide enhanced data transmission services. Our rapid conversion to digital technology has allowed us to dramatically improve pricing for both our retail customers and roaming partners. A customer achieves the benefits of digital radio channels only if he or she purchases cellular telephones that are capable of transmitting and receiving digital signals. We recently launched a voice portal to our customers which allows digital customers to access the wireless web through their handsets. As of May 31, 2001, our U.S. wireless operations had 500,100 wireless subscribers, of which 70% were using digital phones. During the past fiscal year, we constructed 88 cell sites and now have 634 cell sites.

     Our U.S. wireless interests consist primarily of two operating clusters:

     - Michiana Cluster contains approximately 3.7 million Net Pops in Michigan, Ohio and Indiana, covering portions of three major interstate highways (Interstate 69, Interstate 94 and 80/90 Toll Road) that connect Chicago, Detroit and Indianapolis.

     - Southeast Cluster contains approximately 2.3 million Net Pops, covering portions of interstate highway I-10, as well as sections of Texas, Louisiana and Mississippi in proximity to Houston, New Orleans, Shreveport and Baton Rouge.

     By concentrating our cellular development in clusters contiguous to metropolitan markets, we have become an attractive roaming partner to many of the largest regional and nationwide wireless operators. In addition, through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand image within our service areas. We focus on small city and rural areas that generally have lower penetration levels, higher proportion of roaming revenues and less competition for subscribers than wireless systems in major metropolitan areas. Because of these characteristics, we believe our service areas have greater capacity for future subscriber growth than the major metropolitan markets.

RECENT DEVELOPMENTS

  Launch of Markets

     - Dominican Republic. In October 2000, we launched wireless service in the Dominican Republic with a CDMA network that now covers over 75% of the country's population.

     - U.S. Virgin Islands. In June 2001, we launched wireless service in the U.S. Virgin Islands. We use a microwave connection between St. Croix and Puerto Rico to backhaul traffic to our switching facilities in San Juan.

     - Jamaica. In June 2001, we began construction of a CDMA wireless network in Jamaica and expect to launch service in the greater Kingston area by the end of calendar year 2001.

  Acquisitions

     - Lake Charles, Louisiana Acquisition. In July 2000, we acquired the remaining 74.9% of Lake Charles, Louisiana MSA # 197 that we did not already own for approximately $42.3 million. The Lake Charles market has a population of approximately 186,000 and connects our existing Louisiana and Texas service areas.

     - Jamaican ISP Acquisition. In July 2000, we acquired a 60% interest in Infochannel Limited for $8.0 million. Infochannel is a leading ISP on the island of Jamaica with over 8,200 subscribers.

     - Pegasus Cable TV Acquisition. In September 2000, we acquired the cable television assets of Pegasus Communications in Puerto Rico for $170.0 million. The Pegasus cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico and have over 56,600 subscribers. These cable systems pass approximately 170,000 homes with their 123 route miles of fiber optic and 1,268 route miles of coaxial cable.

     - Com Tech Undersea Cable. In December 2000, we acquired Com Tech International Corporation, an owner of undersea fiber optic cable capacity, for approximately $16.9 million. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network.

     - Teleponce Cable TV Acquisition. In April 2001, we acquired the Teleponce cable television company for approximately $108 million. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico, have over 36,800 subscribers and pass over 124,500 homes.

     - Global Crossing Undersea Cable. In June 2001, we entered into a multi-year capacity purchase agreement with Global Crossing Ltd., pursuant to which we agreed to purchase $97.5 million of undersea fiber optic capacity from Global Crossing connecting key markets in the Caribbean with the United States. Also, in June 2001, we entered into an agreement with Global Crossing pursuant to which Global Crossing agreed to purchase $19.5 million worth of products and services from us in the Caribbean.

  Divestitures

     - Redemption of San Francisco Minority Interest. In August 2000, GTE Mobilnet of California Limited Partnership redeemed our approximate 2.9% equity investment in the San Francisco Bay Area cluster covering approximately 206,000 Net Pops for approximately $48.1 million of current assets.

     - Sale of Minority Interests. During our second fiscal quarter of 2001, we sold (i) our 23.5% interest in the Sacramento-Valley Limited Partnership covering approximately 865,000 Net Pops for $236 million, (ii) our 25.0% equity investment interest in the Modoc, California Limited Partnership covering approximately 15,000 Net Pops for $2.6 million and (iii) our 14.3% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania covering approximately 25,000 Net Pops for $4.3 million.

     - Sale of Southwest Cluster. In November 2000, we sold our Southwest cluster for $202.5 million. Our Southwest cluster consisted of rural service areas in and around Yuma, Arizona (Arizona RSA-4) and El Centro, California (California RSA-7) representing 311,000 Net Pops and approximately 22,000 cellular subscribers.

  Financings

     - Lucent Vendor Financing. In March 2001, Centennial Digital Jamaica, our Jamaican subsidiary, signed a definitive agreement with Lucent Technologies whereby Lucent agreed to provide Centennial

       Digital Jamaica with a $75 million credit facility to fund the build out and operation of our CDMA communications network in Jamaica.

JANUARY 1999 RECAPITALIZATION

     On January 7, 1999, we merged with CCW Acquisition Corp., a new Delaware corporation organized by Welsh, Carson, Anderson & Stowe VIII, L.P. As a result of the merger, a new group of equity investors acquired an ownership interest (at the time 92.9%) in Centennial. The remaining 7.1% interest was owned by public stockholders. In connection with the merger, at that time we entered into a $1.05 billion senior term loan and revolving credit facility, issued $370 million of senior subordinated notes and issued $180 million subordinated notes (mezzanine debt) to an affiliate of Welsh, Carson, Anderson & Stowe VIII, L.P. The merger was accounted for as a recapitalization in which the historical basis of our assets and liabilities was not affected and no new goodwill related to the merger was created.

COMPETITIVE STRENGTHS

  Widest Wireless Coverage in the Caribbean

     We have wireless licenses to serve Puerto Rico (3.9 million Pops), the Dominican Republic (8.9 million Pops), Jamaica (2.6 million Pops) and the U.S. Virgin Islands (0.1 million Pops), which have a combined population of over 15 million. No other wireless operator is licensed to serve more than two of these locations. We are operational in all of these markets except in Jamaica, where we expect to launch wireless service by the end of calendar year 2001. We have a common wireless technology platform, CDMA, throughout the Caribbean. This platform reduces operational costs and facilitates roaming. There is a strong community of interest in the Caribbean, particularly among Puerto Rico, the Dominican Republic and the U.S. Virgin Islands.

  Most Extensive Broadband Fiber Network in the Caribbean

     We believe our terrestrial and undersea broadband fiber network is the most extensive in the Caribbean. We own over 1,137 route miles of fiber in Puerto Rico. We recently activated our first undersea fiber capacity on the Americas II and Emergia undersea cables. We have made significant commitments to obtain additional undersea fiber capacity on various cables over the next several years that will connect our serving areas in the Caribbean with each other and the rest of the world. We are the only significant CLEC in Puerto Rico and are beginning the construction of a terrestrial fiber optic network in Santo Domingo, the capital of the Dominican Republic.

     We anticipate that our extensive fiber network will accelerate the growth of the broadband Internet market in the Caribbean, as well as reduce our costs for all of our services. Historically, the growth of telecommunications services in the Caribbean has been constrained by lack of satellite and undersea capacity to carry communications traffic off of the islands. We expect this new undersea capacity will relieve the bottleneck created by inadequate capacity and facilitate overall market growth. As the operator with the most extensive combination of both undersea and terrestrial broadband capacity in the Caribbean, we believe we are best positioned to offer customers a single vendor solution for broadband connectivity to the United States and the rest of the world. We recently were awarded a large multi-year contract for broadband capacity by the University of Puerto Rico for the next generation Internet2 network and a multi-year contract with America Online to bring its broadband services to Puerto Rico.

  Low Cost Structure in the Caribbean

     Due to our wide, single technology wireless coverage, our extensive broadband network and our broad array of services, we are able to create significant cost advantages. We further reduce our cost to provide service by targeting intensive users of telecommunications services. For example, our average postpaid wireless customer in Puerto Rico uses approximately 600 minutes per month (as compared to an average of 255 minutes per month for U.S. wireless carriers according to Cellular Telecommunications & Internet Association). We use the latest technology in our wireless and broadband networks. This gives us a significant cost advantage when competing for high usage customers. In addition, our complement of wireless, copper, fiber and coaxial last mile mediums permits us to offer the most cost effective solution for customers.

  Market Opportunity in the Caribbean

     We believe the Caribbean is a large market with substantial unfulfilled demand for both wireless and broadband telecommunications services. We estimate that the telecommunications market in the areas we serve is approximately $4 billion and will grow approximately 15% per year for at least five years. Economic and market statistics for our Caribbean serving areas present a compelling market opportunity:

     - GDP growth in Puerto Rico and the Dominican Republic is 2.8% and 7.5%, respectively, according to the 2001 Latin American Market Planning Report;

     - Puerto Rico, the Dominican Republic and Jamaica have the first, third and fourth largest gross domestic products, respectively, in the Caribbean region, according to the Economist Intelligence Unit's 1999-2000 Report;

     - Market penetration for wireless services is approximately 32% in Puerto Rico, 9% in the Dominican Republic and 9% in Jamaica, compared to approximately 40% for existing wireless providers in the United States, according to Kagan World Media-Latin America Wireless Telecommunications and the United Nations Statistical Yearbook; and

     - Teledensity levels (lines of telephone service per 100 people) in Puerto Rico, the Dominican Republic and Jamaica are approximately 42, 9 and 14, respectively, compared to approximately 64 in the U.S.

     We are currently participating in the growth of wireless services in the Caribbean and expect a similar experience when the new undersea fiber capacity becomes available to meet unfilled demand for Internet services in the Caribbean. We believe Centennial is well positioned to gain a significant share of the telecommunications market in the Caribbean.

  Superior Network Coverage and Distribution in the U.S.

     In the U.S., we have 634 cell sites and 153 retail distribution points in our service territory, both significantly greater than those of any other single competitor in our markets. In addition, we have more employees in our serving area. We believe the low population density of the more rural portions of our U.S. wireless serving areas inhibit additional competitors from matching our network and distribution coverage.

  Geographic Focus

     We carefully choose our markets. We believe we can give our Caribbean and U.S serving areas more focused attention than the national and global telecommunications operators. These areas are not large enough to be of critical importance to national and global players, nor can national and global players afford to compromise their larger strategies by tailoring strategies to these specific regions. We have over 1,200 employees in our U.S. serving areas and over 1,800 employees in the Caribbean.

  Strong Financial Performance

     We have recorded five-year compounded annual growth rates for revenue and EBITDA of 38.1% and 39.8%, respectively. The Caribbean operation turned EBITDA positive within its first year of operation and during the past year consolidated EBITDA grew 7% even as we incurred startup expenses for our operations in the Dominican Republic, Jamaica and the U.S. Virgin Islands.

  Strong Management Team and Equity Investors

     We have assembled our management team from several of the world's leading telecommunications operators, including SBC, Sprint, Alltel/360(LOGO)Communications, BellSouth, Motorola and Teligent. Two leading private equity investors, Welsh, Carson, Anderson & Stowe and The Blackstone Group, are controlling shareholders of Centennial. Approximately 9% of our outstanding common stock is traded on the Nasdaq under the symbol CYCL.

STRATEGIES

  Rapidly Grow Wireless Customers

     We will participate in the rapid industry-wide growth of wireless customers in both our Caribbean and U.S. markets. Our recently deployed digital networks provide the capacity and cost structure to provide customers many more airtime minutes per dollar. We anticipate increased minutes and value-added services, such as the recently deployed wireless Internet, will fuel wireless customer growth rates in all of our markets. Our recent launch of wireless service in the Dominican Republic and the U.S. Virgin Islands and the forthcoming launch in Jamaica creates a large footprint and more market opportunity to further bolster our wireless customer growth rate. We believe that our wireless service areas are generally in the early stages of their wireless growth cycles and afford significant growth potential, as the penetration levels in these regions approach those of the more mature metropolitan cellular markets.

  Bring the Internet to the Caribbean

     The development of the Internet in the Caribbean is several years behind the United States. Our extensive broadband network provides us with a cost and quality advantage in the provision of a wide range of Internet and data services. We are capturing a dominant percentage of large capacity services in Puerto Rico today because we offer end-to-end connectivity from the customer's location to our switch in Miami. This switch offers direct connections to all the major international broadband carriers. For example, we recently announced multi-million dollar contracts with the University of Puerto Rico for its Internet2 network and with America Online to provide it with connectivity to introduce service in Puerto Rico. Our fiber backbone also will facilitate the growth of our wireless and cable television Internet services. We expect the growth of the Internet will accelerate rapidly and that we will become the dominant backbone provider in the Caribbean.

  Leverage our Fiber Network to Create Cost Advantages

     We have several avenues to create cost advantages in the Caribbean. The first is our sharing of costs across the Caribbean. We anticipate that many of our network services and operational support systems will be provided from our Miami office to all Caribbean locations. Our backbone fiber network and switches have been our biggest shared cost to date. The second cost advantage will be the integration of back office functions across services over time. Finally, we target intensive users of telecommunications services to magnify the cost advantage of our high capacity CDMA wireless and fiber optic networks.

  Remain Roaming Partner of Choice

     In the U.S., we carefully choose service areas of lower population density that are situated between major metropolitan areas containing well-traveled roadways. Our Michiana cluster is situated in the vicinity of Chicago, Indianapolis and Detroit and our Southeast cluster lies in the vicinity of Houston and New Orleans. Customers of other wireless operators who travel into our service areas and use their wireless telephones generate significant roaming revenues. We have lowered our roaming rates and signed multi-year contracts with several national carriers in an effort to continue to capture these carriers' roaming traffic.

  Pursue Selective Acquisitions

     We will continue to pursue strategic acquisitions that complement and leverage our existing operations, infrastructure and experience in the U.S. and Caribbean.

WIRELESS TELEPHONE MARKETS AND INTERESTS

     The chart below sets forth certain information regarding our wireless operations as of May 31, 2001 as reported in the Kagan's Wireless Telecom Atlas & Database 2001 and 1999 Kagan's Latin American Wireless Telecommunications. Those U.S. wireless telephone systems and the investment interests which are in Metropolitan Statistical Areas ("MSAs") are asterisked; the remainder are in Rural Service Areas ("RSAs"). As of May 31, 2001, our Caribbean and U.S. wireless telephone systems had 763,100 wireless subscribers in the markets listed below, and at the end of fiscal 2000, 1999, 1998 and 1997 we had 626,800, 454,100, 322,200 and 203,900 subscribers, respectively.

MARKETS                                                  OWNERSHIP       POPS        NET POPS
-------                                                  ---------    ----------    ----------
CARIBBEAN WIRELESS TELEPHONE SYSTEMS
  Puerto Rico Wireless Telephone System................    100.0%      3,991,000     3,991,000
  Dominican Republic Wireless Telephone System.........     70.0%      8,900,000     6,230,000
  Jamaica Wireless Telephone System....................     51.0%      2,600,000     1,326,000
                                                                      ----------    ----------
Total Caribbean Wireless Telephone Systems.............               15,491,000    11,547,000
                                                                      ==========    ==========
U.S. WIRELESS TELEPHONE SYSTEMS
Michiana Cluster
  Kalamazoo, MI*.......................................    100.0%        309,000       309,000
  Cass, MI.............................................    100.0%        305,000       305,000
  Newaygo, MI..........................................    100.0%        252,000       252,000
  Battle Creek, MI*....................................    100.0%        198,000       198,000
  Benton Harbor, MI*...................................    100.0%        159,000       159,000
  Jackson, MI*.........................................    100.0%        163,000       163,000
  Roscommon, MI........................................    100.0%        146,000       146,000
  Allegan, MI..........................................    100.0%        106,000       106,000
                                                                      ----------    ----------
          System Subtotal..............................                1,638,000     1,638,000
                                                                      ----------    ----------
  South Bend, IN *.....................................    100.0%        306,000       306,000
  Richmond, IN.........................................    100.0%        221,000       221,000
  Newton, IN...........................................    100.0%        219,000       219,000
  Elkhart-Goshen, IN*..................................     91.7%        177,000       162,000
  Williams, OH.........................................    100.0%        128,000       128,000
                                                                      ----------    ----------
          System Subtotal..............................                1,051,000     1,036,000
                                                                      ----------    ----------
  Fort Wayne, IN*......................................    100.0%        451,000       451,000
  Miami, IN............................................    100.0%        184,000       184,000
  Kosciusko, IN........................................    100.0%        184,000       184,000
  Huntington, IN.......................................    100.0%        146,000       146,000
  Kokomo, IN*..........................................    100.0%        100,000       100,000
                                                                      ----------    ----------
          System Subtotal..............................                1,065,000     1,065,000
                                                                      ----------    ----------
          Cluster Subtotal.............................                3,754,000     3,739,000
                                                                      ----------    ----------

MARKETS                                                  OWNERSHIP       POPS        NET POPS
-------                                                  ---------    ----------    ----------
East Texas/Louisiana Cluster
  Beauregard, LA.......................................    100.0%        392,000       392,000
  Beaumont-Port Arthur, TX*............................    100.0%        383,000       383,000
  Lafayette, LA*.......................................     94.5%        239,000       226,000
  West Feliciana, LA...................................    100.0%        187,000       187,000
  Claiborne, MS........................................    100.0%        156,000       156,000
  Alexandria, LA*......................................    100.0%        146,000       146,000
  Iberville, LA........................................    100.0%        164,000       164,000
  DeSoto, LA...........................................    100.0%        116,000       116,000
  Copiah, MS...........................................    100.0%        123,000       123,000
  Bastrop, LA..........................................    100.0%         96,000        96,000
  Caldwell, LA.........................................    100.0%         75,000        75,000
  Lake Charles, LA*....................................    100.0%        186,000       186,000
                                                                      ----------    ----------
          Cluster Subtotal.............................                2,263,000     2,250,000
                                                                      ----------    ----------
Total U.S. Wireless Telephone Systems..................                6,017,000     5,989,000
                                                                      ==========    ==========
INVESTMENT INTERESTS
  Lawrence, PA.........................................     14.3%        219,000        31,000
  Del Norte, CA........................................      6.9%        220,000        15,000
                                                                      ----------    ----------
Total Investment Interests.............................                  439,000        46,000
                                                                      ==========    ==========
Total Caribbean Wireless Telephone Systems, U.S.
  Wireless Telephone Systems and Investment
  Interests............................................               21,947,000    17,582,000
                                                                      ==========    ==========

PRODUCTS AND SERVICES

  Wireless

     The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. We offer both postpaid (contracts) and prepaid (no contracts) wireless services. Other value-added services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. In the U.S., we offer our digital customers an Internet voice portal marketed under the name "*100 News". This service allows customers to receive a broad variety of customized news categories directly over their wireless phones. In Puerto Rico, our customers can access the wireless web directly from their handsets through our mobile web offering, which allows subscribers to create a personalized website. In Puerto Rico, we market a "HomePhone" and "BusinessPhone" product which acts as a wireless alternative to a traditional landline telephone. This product offers customers immediate phone service from their home or business.

     We offer our wireless customers a variety of handsets employing CDMA technology (in the Caribbean) and TDMA technology (in the U.S.). We offer for sale a variety of handsets and accessories incorporating the latest in digital technology and a variety of rate plans designed to meet the varied needs of our customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers' digital or analog networks. We offer handsets primarily from Nokia, Audiovox, Kyocera (formerly Qualcomm), Motorola and Samsung.

  Broadband

     In the Caribbean, we offer a broad range of communications services including ATM (asynchronous transfer mode), frame relay, dedicated access, dedicated Internet ports, international long distance, switched access, video, high-speed Internet access, dial-up Internet access and private line services. All services are provided over our own fiber optic, coaxial and microwave network. We also offer customers web page design, development, hosting, and web casting, integration services and a variety of e-commerce design, and related services. In addition, we recently began offering Centennial Caribbean branded telecommunications services in major Caribbean-ethnic markets in the U.S. (principally New York City and Miami) through the sale of prepaid long distance cards.

ROAMING

     In the U.S., we generate significant revenue from subscribers of other wireless operators when they place or receive calls while traveling in our markets. We have negotiated reciprocal agreements with our roaming partners to complete and invoice roamer calls and include provisions that protect each carrier against fraud. During the last year, we significantly lowered the prices for our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. Our roaming revenue in fiscal 2001 was $109.5 million.

SALES AND MARKETING

     In Puerto Rico, we market our services and products under the name "Centennial de Puerto Rico", in the Dominican Republic we market our services and products under the name "Centennial Dominicana" and in Jamaica we expect to market our services under the name "Centennial Digital Jamaica". In the U.S. we market our services and products under the name "Centennial Wireless". Our marketing objective is to increase our customer base, increase usage and reduce subscriber cancellations. Our current marketing strategy emphasizes continued net subscriber growth and targets customers who are likely to generate higher monthly revenues and low churn rates. In marketing our services, we stress the quality of our service, competitive prices, technologically advanced features, and the local presence of our customer service representatives and technical staff. In the Dominican Republic and Jamaica, we expect a higher percentage of prepaid customers and a lower revenue per customer. In areas where our U.S. wireless phone systems are in markets adjacent or proximate to one another, we offer wider home calling areas, enabling subscribers to make calls in a larger geographic area without incurring roaming fees. In the U.S., we focus on customers who live and work in our licensed serving areas in an effort to keep a significant portion of the minutes of use on our own network.

     We believe we have the largest distribution network of any wireless operator in our U.S. wireless service areas. In the Caribbean, we operate 132 retail locations. Approximately 42 of these retail locations are located in Pueblo supermarkets, which is the largest supermarket chain in Puerto Rico, pursuant to an exclusive agreement with Pueblo. We currently operate 153 retail locations in the U.S., including a kiosk program in shopping malls and larger retail centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

     In both our Caribbean and U.S. wireless operations, we use both our own internal sales force and independent agents and dealers to obtain customers for our services. We expect our Jamaican sales efforts to use similar methods. We recently signed an exclusive agreement with the Jamaican Lottery to market our prepaid phone cards through its vast network of outlets on the island of Jamaica. As of May 31, 2001, we had an internal sales force of over 1,400. These employees are generally paid on a salary plus commission basis. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber's contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis.

CUSTOMER SERVICE

     We are committed to assuring consistently high quality customer service. Each of our Caribbean integrated communications systems and U.S. wireless telephone systems has a local staff, including a manager, customer service representatives and technical engineering staff. We have established local customer support facilities in all of the U.S. wireless telephone systems and the Caribbean integrated communication system. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the U.S., we have a centralized customer service center located in Fort Wayne, Indiana. In the Caribbean we have a centralized customer service center located in San Juan, Puerto Rico and one in Santo Domingo, Dominican Republic, as well as customer service support located in our retail stores.

SYSTEM CONSTRUCTION, OPERATION AND DEVELOPMENT

     Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping "cells." Each cell contains a transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office (the "switch"), which is connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones. If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming.

     Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial coverage and capacity. We use CDMA technology in our Caribbean wireless markets. During the past fiscal year, we added 105 cell sites in our Caribbean wireless operations and as of May 31, 2001, our Caribbean wireless operations had 254 cell sites. Substantially all of our U.S. wireless systems were upgraded to offer TDMA digital services beginning in the summer of 1999. During the past fiscal year, we constructed 88 cell sites in our U.S. wireless operations and as of May 31, 2001, our U.S. wireless operations had 634 cell sites. We expect to continue to develop our service areas by building new cell sites in locations that increase capacity and improve coverage.

     In accordance with our strategy of developing market clusters, we have selected wireless switching systems that are capable of serving multiple markets with a single switch. Where we have deemed it appropriate, we have implemented microwave links and fiber connections in the U.S. wireless telephone systems and Caribbean integrated communication system, which provide ongoing cost efficiency and generally improve system reliability.

     Our Puerto Rico network is recognized as a leader in the deployment of CDMA technology. We have deployed a fifth CDMA carrier on our network (a process to increase channel capacity), making us the first operator in the world to do so. The construction of our Caribbean integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. A second switch was installed in Puerto Rico in 1999 and a third switch is expected to be operational in Puerto Rico by the end of the summer 2001. In the Caribbean, we generally use network equipment manufactured by Lucent Technologies.

     Our U.S. wireless systems are served by five technologically advanced Nortel supernode switches in Fort Wayne, Indiana, Alexandria, Louisiana, Vidor, Texas and Lafayette, Louisiana. For our U.S. wireless operations, we are currently considering our next generation technology (i.e., 3G) migration path that will allow us to offer our customers enhanced data services. This technology should provide the speed and capacity to support a variety of innovative mobile data applications, including e-mail, e-commerce and web-browsing.

BILLING AND OPERATIONAL SUPPORT SYSTEMS

     We operate management information systems to handle customer care, billing, network management and financial and administrative services. We have outsourced with Alltel Information Systems, a network management and operations support systems provider, to provide billing services and to facilitate network fault detection, correction and management, performance and usage monitoring and security. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize subscriber disconnects by preactivation screening to identify any prior fraudulent or bad debt activity, credit review and call pattern profiling to identify needed activation and termination policy adjustments.

     In the Caribbean, we are investing in operations support systems to facilitate billing for our broadband services. We have contracted with ADC Telecommunications to provide the framework, software and technical support for the deployment of our broadband operational support systems.

COMPETITION

  Wireless Competition

     In the U.S. and Puerto Rico, the FCC can grant Commercial Mobile Radio Service ("CMRS") licenses to up to eight companies to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which are comprised of 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas ("MTAs") and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas ("BTAs"), which are component parts of MTAs. However, the FCC also allows CMRS carriers to subdivide and assign their spectrum allocations and/or their geographic market areas to other carriers. This creates the (unlikely) possibility of more than eight CMRS carriers having the ability to serve a single market.

     We currently control cellular licenses in 30 MSAs and RSAs in the U.S., one broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin Islands), a 30 MHz PCS license in the Dominican Republic and a 20 MHz cellular license in Jamaica. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, network coverage, services offered and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

     In the U.S., we compete against one other cellular carrier in each of our markets and a number of PCS providers and enhanced specialized mobile radio ("ESMR") service providers, such as Nextel Communications. In general, in our U.S. wireless markets, we have between three and five competitors in each of our markets. PCS operators have continued to build out their networks in our service areas. We expect this trend to continue. Our primary competitors in our U.S. wireless markets are Verizon, CenturyTel, TeleCorp (an AT&T Wireless affiliate), Cingular, Sprint PCS (and Sprint affiliates), Voicestream and Nextel. We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies for customers.

     The Puerto Rico wireless market is also highly competitive. In Puerto Rico, we compete with four other wireless carriers: Cingular, the Puerto Rico Telephone Company ("PRTC", which is owned 51% by Verizon), TeleCorp and Movistar, a joint venture that includes Telefonica Internacional. In addition, we expect Sprint PCS to enter the market in the near future.

     The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Compania Dominicana de Telefonos C. por A., a subsidiary of Verizon that is doing business as "Codetel", Tricom, S.A., a company controlled by GFN Corporation, Ltd., one of the Dominican Republic's largest private holding companies and Motorola and France Telecom, which does business under the name "Orange".

     In Jamaica, we expect to compete with the incumbent provider, Cable and Wireless, which holds an 800 MHz license and uses TDMA technology and with Digicel, which launched service in April 2001 with a 900 MHz license that uses global system for mobile communications, or GSM technology.

     Most of our competitors have greater financial resources than we do. We expect competition for wireless subscribers in our markets to remain highly competitive.

  Broadband Competition

     Our Caribbean operations hold an authorization to provide wireline services in Puerto Rico, a concession to provide a variety of telecommunications services in the Dominican Republic and authorization to provide facilities based international long distance service in the U.S. Our main competitor for our wireline services in Puerto Rico is PRTC, the incumbent telephone company. There are no other competitive local exchange carriers with significant operations at this time, but we cannot assure that other CLECs will not emerge in Puerto Rico in the future. Our cable television company in Puerto Rico competes primarily against DirectTV, a digital broadcast satellite company.

     In the Dominican Republic, we compete primarily against the incumbent provider, Codetel, which has a substantial market share, and Tricom, which provides both wireline and fixed-wireless service.

     In the future, we may also compete against emerging wireless technologies, including satellite based mobile voice and data services and 3G wireless technologies.

REGULATION

Federal Regulation

     Pursuant to the Communications Act of 1934, as amended, the cellular, PCS, paging and conventional mobile telephone systems we operate are licensed and regulated by the FCC. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems. Currently, FCC rules prohibit licensees from controlling more than 45 MHz of licensed CMRS spectrum in any MSA, or 55 MHz in any RSA. The FCC presently is considering whether to eliminate or modify this rule.

     The FCC generally issues CMRS licenses for a term of up to ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC's rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, and have complied with FCC regulations and federal communications statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our cellular licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

     The FCC also regulates other aspects of the operation and ownership of CMRS systems. Operational regulations include the cellular rules requiring coordination of proposed frequency usage with adjacent cellular licensees to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC's rules also prohibit CMRS licensees from imposing restrictions on the resale of CMRS service by parties who purchase blocks of telephone numbers from an operational system (such as the Company's) and then resell them to the public. This resale restriction prohibition is scheduled to expire on November 24, 2002. The FCC also imposes radio frequency ("RF") radiation limitation requirements on CMRS licensees.

     Ownership regulations include the requirement to obtain prior FCC approval before completing most types of acquisitions and assignments of FCC licenses. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer or assignment.

     In addition to regulation by the FCC, wireless systems are also subject to certain Federal Aviation Administration ("FAA") regulations regarding the siting and construction of wireless transmitter towers and antennas, as well as local zoning requirements. The FCC also requires that all licensees register and obtain FCC registration numbers for all of their antennas and/or towers that require prior FAA clearance. All new towers must be registered at the time of construction. Failure to properly register a tower could lead to enforcement action, such as the imposition of a penalty. We believe that we are in compliance with the tower registration requirements. There can be no assurance that any FCC requirements currently applicable to our CMRS system will not be changed in the future.

     The Telecommunications Act of 1996 (the "1996 Act") contains significant provisions aimed, in part, at opening local telecommunications markets to competition. These provisions govern, among other telecommunications matters, the removal of barriers to market entry and impose on incumbent local exchange carriers, or ILECs, duties to negotiate, in good faith, reasonable and nondiscriminatory interconnection agreements and access to unbundled network elements at any technically feasible point within the carrier's network. The 1996 Act encourages competition through these provisions and others governing resale, number portability, dialing parity, access to rights-of-way and numbering administration.

     The overall impact of the 1996 Act on our business continues to be unclear given that the FCC continues to promulgate rules to implement it. We have, however, benefited from reduced costs in acquiring required communications services, such as ILEC interconnection, and we have benefited from the right to receive reciprocal compensation for the termination of traffic (discussed below). However, other provisions of the 1996 Act relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens. The 1996 Act applies to our operations in the U.S., Puerto Rico, and the U.S. Virgin Islands.

     The issue of reciprocal compensation has been and remains controversial. Reciprocal compensation refers to payments that one carrier makes when it sends traffic to another carrier for completion. Reciprocal compensation applies to calls between landline and CMRS networks. We both send and receive traffic to and from landline networks and so both pay and receive reciprocal compensation. The treatment of compensation for calls to ISPs, which affects us in Puerto Rico, has been particularly controversial. The FCC's latest order on this topic, intended to gradually lower payments for ISP-bound calls, is now under review in federal court. Our reciprocal compensation arrangements with PRTC for ISP-bound calls, however, appear generally in accord with the new order, so it is unclear how and whether the new order will affect us, assuming that it is sustained by the courts.

     The 1996 Act imposes interconnection obligations on all telecommunications carriers to facilitate the entry of new telecommunications providers. This requirement creates benefits for our CMRS and other telecommunications businesses. The FCC has issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephone services from both facilities-based and non-facilities-based competitors, including wireless and paging operators. The rules also address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that ILECs must begin paying us and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. Although the FCC continues to refine these rules, and although some provisions remain subject to challenge in the courts, in January 1999, the U.S. Supreme Court largely upheld the FCC's original rules from 1996.

State and Local Regulation

     Under the Communications Act, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, they can regulate other terms and conditions of service. The siting and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a FCC CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Recently, several states and local communities have enacted ordinances restricting the use of wireless phones while driving a motor vehicle. Several state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and could lead to potential litigation against wireless carriers. For purposes of regulation of our activities, both Puerto Rico and the U.S. Virgin Islands are treated as "states."

Other Regulatory Requirements

     911. The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911 services ("E911"). E911 is being rolled out in phases. E911 capabilities will enable CMRS systems to determine the precise location of persons making emergency calls. The FCC's rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the carrier's cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number (Phase I). The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a cell. FCC rules require CMRS carriers to be able to provide location information with a greater degree of accuracy in accordance with standards set by the FCC (Phase II) by October 1, 2001. These standards vary according to the location technology chosen by a carrier. To date, there is no proven technology that meets the FCC requirements. Carriers, such as us, continue to explore the various solutions developed by manufacturers. It is not expected that the industry will meet the current deadline and many waiver requests have already been filed with the FCC. Although we are still exploring our various options, it is unlikely that we will meet the current deadline and will likely file a waiver petition with the FCC. The FCC recently amended its order to provide that the costs associated with the various phases of enhanced 911 are not reimbursable. Thus, these 911 rules will require us to spend additional capital to implement the 911 requirements.

     CALEA. Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including Centennial and other CMRS licensees, must implement certain equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional surveillance capability requirements, which carriers must meet by September 30, 2001. However, on August 15, 2000, a federal circuit court of appeals vacated and remanded certain of these requirements. The FCC has not issued new rules to replace those that were vacated. Nonetheless, carriers must be in compliance with the remaining capability requirements, including the ability to intercept packet mode communications, by September 30, 2001. We expect to meet this deadline. Issues relating to when and how carriers may obtain reimbursement from the federal government for equipment upgrades associated with such requirements are still unresolved.

     Universal Service. Centennial's U.S. and Puerto Rico wireless and wireline operations are required to contribute to the Federal Universal Service Fund and to any state implemented Universal Service Fund. In general, these funds are created to subsidize telecommunications services in rural areas of the United States. Centennial is currently receiving Federal Universal Service Non-rural High Cost Support for its operations in Puerto Rico. The FCC rules regarding the method of calculating such high cost support have been reversed and remanded to the FCC for further clarification by the Tenth Circuit Court of Appeals. We do not believe this reversal will have an immediate impact on Centennial's support level; however, we can not predict with certainty the FCC's action in this regard. Thus, Centennial's future ability to receive universal service support is unclear.

     Rate Integration. Rate integration is the averaging of interstate long distance rates throughout a provider's customer base. The FCC is currently examining the applicability of current rate integration requirements on CMRS offerings, particularly to wide area calling plans. Until this process is concluded it will be uncertain what obligations, if any, CMRS providers will have in this regard. However, implementation of rate integration requirements could have an impact on our current service offerings and rate plans and could hinder our pricing flexibility making it harder for us to compete in our markets.

     Number Pooling. The telecommunications industry has been faced with a shortage of available telephone numbers. As a consequence, the FCC and state regulators have become concerned with promoting the efficient use of the available numbers. The FCC has imposed what is referred to as "thousand block pooling." Beginning on November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten-thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC. This more restrictive pooling requirement will force carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

     Number Portability. By November 24, 2002, CMRS carriers must be able to provide number portability. Number portability allows a CMRS carrier's customer who moves to another carrier to take along, or "port," his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. The implementation of number portability will have the impact of increasing competition.

Puerto Rico

     Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the "Puerto Rico Act"), is intended to open the Puerto Rico telecommunications market to competition. Among other things, it established the Puerto Rico Telecommunications Regulatory Board ("TRB"), which was given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers.

     Increased competition in Puerto Rico has put pressure on our operation to become more aggressive in its pricing plans and product offerings, which in turn has added to our interconnection requirements. We are currently operating under an interconnection agreement with PRTC. The current agreement expired in April, 2001 but will remain in effect until a new agreement is reached. Centennial has served notice on PRTC of its intent to renegotiate the current agreement as per the 1996 Act. If an agreement is not reached through voluntary negotiations, Centennial will file for arbitration with the TRB.

     Several long distance providers have requested that Centennial implement equal access for its wireline customers. Equal access would allow customers to reach their long distance providers by dialing one plus the number. Centennial is required to implement equal access in Puerto Rico by September 28, 2001. The implementation of equal access could have an impact on Centennial's long distance business by increasing competition.

Dominican Republic

     The telecommunications regulatory framework in the Dominican Republic consists of General Telecommunications Law No. 153-98, enacted on May 27, 1998, resolutions promulgated pursuant to such law, the Dominican Republic's reference document filed with the World Trade Organization (WTO), and concession agreements entered into by the Dominican government with individual service providers. None of the outstanding concession agreements contains an exclusive arrangement with any wireless carrier, and the Dominican government has announced a policy of encouraging growth through competition in the telecommunications industry.

     To substantially broaden the number of its citizens with access to a telephone and to allow for the establishment and growth of other modern telecommunications services, the Dominican government adopted a policy of liberalization of the telecommunications sector beginning in the late 1980's. In 1994, the Dominican government enacted a series of interconnection resolutions which required all service providers in the Dominican Republic to interconnect with all other service providers pursuant to contracts between them, under guidelines articulated in the resolutions.

     The new telecommunications law establishes a basic framework to regulate the installation, maintenance and operation of telecommunications networks and the provision of telecommunications services and equipment in the country. The law ratifies the Universal Service principle, by guaranteeing the access of telecommunications services at affordable prices in low- income rural and urban areas, to be achieved through market conditions and through the development of the telecommunications sector. It creates a fund for the development of the telecommunications sector that will be supported by a 2% payment by industry participants on the billing of all telecommunications services, which will be passed on to customers. At the same time, the law eliminates the 10% tax previously charged on international and domestic long distance traffic to customers.

     In addition, the law created a governing body to regulate telecommunications activities. This body is referred to as the Dominican Institute of Telecommunications (Instituto Dominicano de las Telecommunicaciones or "Indotel"). Indotel is headed by a five-member council, which includes a representative from the telecommunications industry. Law 153-98 grants Indotel control over all frequency bands and channels of radio transmission and communications within the country and over its jurisdictional water. We believe that this modern legislation, combined with technological advances and the sustained growth of private investment, will significantly contribute to the development of the telecommunications sector in the Dominican Republic.

     Centennial's greatest challenge in the Dominican Republic is negotiating interconnection agreements with fair and non-discriminatory terms, as well as pushing for the implementation of several regulatory standards in the market, such as equal access and equipment co-location. Centennial has been able to negotiate reasonably acceptable agreements with France Telecom and Codetel (this one under revision), two of the three primary competitors. It has been unable to reach an agreement with Tricom, the second largest service provider in the country. Centennial filed a complaint against Tricom with Indotel, which is expected to issue its ruling in the upcoming weeks. Centennial has also filed a complaint with the FCC alleging a violation by Tricom of the terms of Tricom's authorization to transmit traffic to and from the U.S.

     Centennial operates in the Dominican Republic pursuant to a Concession previously belonging to International Telephone & Telegraph (ITT) and dating back over 100 years. After several modifications, the Concession's latest version dates to 1996, when a new twenty-year term was awarded to then All America Cables & Radio, Inc. Dominican Republic ("AACR"). The concession contract also provides that AACR could construct, operate and exploit all types of telecommunications services in the Dominican Republic.

  Jamaica

     Wireless telecommunications in Jamaica is governed by the Telecommunications Act which was promulgated on March 1, 2000
("Telecommunications Act of 2000"). The Telecommunications Act of 2000 creates a regulatory regime that governs owners and operators of telecommunications facilities, wireline and wireless providers of telecommunications services, referred to as "Specified Services," and dealers in telecommunications equipment.

     The Telecommunications Act of 2000 provides for a phase-in plan of liberalization and gives recognition to three competitors in the domestic wireless market, one of these being Centennial. The Telecommunications Act of 2000 preserves Cable & Wireless' monopoly in the domestic wireline and international voice market until March 1, 2003. The regulatory framework created by the Telecommunications Act of 2000 establishes the Office of Utility Regulation ("OUR") to regulate all aspects of the telecommunications industry. Centennial's wireless license has a term of 15 years and expires in March 2015.

     The Telecommunications Act is modeled after the U.S. 1996 Telecommunications Act but has several significant differences. The most important is the establishment of the Reference Interconnect Offer ("RIO"). The RIO, once approved by the OUR, will govern the terms and conditions of interconnection. The current RIO sets terms and conditions for interconnection that, in Centennial's view, favor the incumbent wireline provider, Cable & Wireless. The current RIO will be reviewed in September 2001. Centennial intends to actively participate in the process to seek changes that will be more conducive to competition. Given the infancy of Jamaica's telecommunications industry and its regulatory framework, it is difficult to predict the ultimate impact of the Telecommunications Act of 2000.

U.S. Virgin Islands

     Our FCC license for Puerto Rico covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the U.S., so our operations there are subject to the Communications Act of 1934 (including the Telecommunications Act of 1996), and for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state.

EMPLOYEES

     We had approximately 3,119 employees as of May 31, 2001. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located at 3349 Route 138, Wall Township, New Jersey 07719, where we lease approximately 31,000 square feet of office space. In addition, our U.S. Wireless headquarters is based in Ft. Wayne, Indiana where we lease approximately 15,188 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease approximately 56,945 square feet of office space. In the Dominican Republic we lease approximately 10,656 square feet of office space. We recently purchased an office building in Kingston, Jamaica with approximately 55,000 square feet of office space that will serve as our corporate offices for our Jamaican operations. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

     To our knowledge, there are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our shareholders during the fiscal quarter ended May 31, 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF CENTENNIAL

     The names, ages and positions of the executive officers and directors of Centennial are listed below along with their business experience during at least the past five years.

     Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified. Each director is elected annually and serves until his or her successor is duly elected and qualified. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of the Company.

     Michael J. Small, 43, has been President, Chief Executive Officer and a director of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360(LOGO) Communications Company (now a subsidiary of ALLTEL Corporation) since 1995. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

     Carlos Bofill, 59, has been Chief Executive Officer -- Caribbean Operations of Centennial since October 1999. He joined Centennial from Motorola Inc.'s Network Management Group, where he was Vice President of Motorola and Director for the Americas of the Iridium Operating Companies since 1998. Prior to his appointment with Iridium, he was Director for Latin America for Motorola's Network Management

Group from 1989 to 1998. He worked in various other capacities at Motorola, GTE and AT&T during his professional career spanning the last 39 years.

     Phillip H. Mayberry, 48, has been President -- U.S. Wireless Operations of Centennial since January 1999 and was Senior Vice President -- Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

     Peter W. Chehayl, 53, has been Senior Vice President, Treasurer and Chief Financial Officer of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Chehayl was the Vice President and Treasurer of 360(LOGO) Communications Company (now a subsidiary of ALLTEL Corporation) since 1996. From 1991 to 1996, he served as Vice President -- Capital Markets at Sprint Corporation.

     Thomas E. Bucks, 45, has been Senior Vice President, Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager -- Financial Analysis and Planning.

     Thomas R. Cogar, Jr., 44, has been Senior Vice President, Chief Technology Officer -- U.S. Wireless Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc. in various technical capacities.

     Richard W. Gasink, 52, has been Senior Vice President, Chief Financial Officer -- Caribbean Operations of Centennial since December 1999. Before joining Centennial, he was associated with Motorola since 1982, most recently as Senior Group Controller, Network Management Group. Prior to joining Motorola, Mr. Gasink was with International Components Corp. and what is now Accenture.

     Thomas E. McInerney, 59, has been a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh, Carson, Anderson & Stowe in 1986 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. He is a director of The BISYS Group, Inc., Attachmate Corp., Global Knowledge Network, BTI Telecom Corp., Savvis Communications Corporation, SpectraSite Holdings, Inc. and several private companies.

     Carmen Ana Culpeper, 56, has been a director of Centennial since July 2000. Since 1999, Ms. Culpeper has served as President of C. Culpeper & Associates, a financial advisory and management consulting firm. She was president of the Puerto Rico Chamber of Commerce from June 1999 to June 2000 and continues to serve on its Council of Past Presidents. She was President of the Puerto Rico Telephone Company from April 1997 to March 1999 and from October 1996 to March 1997 she was President of Finapri, Inc., an insurance finance company. From October 1995 to March 1997, Ms. Culpeper was an independent broker at Clark Melvin Securities and prior to that held various positions in corporate finance at, among others, Donaldson, Lufkin & Jenrette and Citibank. Ms. Culpeper is a director of Santander Bancorp, the second largest bank in Puerto Rico.

     Anthony J. de Nicola, 37, has been a director of Centennial since January 1999. He joined Welsh, Carson, Anderson & Stowe in 1994 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of BTI Telecom Corp., NTELOS Inc., Valor Telecommunications, LLC, Alliance Data Systems Corporation and several private companies.

     Mark T. Gallogly, 44, has been a director of Centennial since January 1999. He is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners, L.P. and its affiliates. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a director of several private companies.

     James R. Matthews, 34, has been a director of Centennial since July 2001. He joined Welsh, Carson, Anderson & Stowe in 2000 and is a managing member of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he was a General Partner at J. H. Whitney & Co., a private equity firm where he worked for six years and where he focused on investments in the communications industry. He is a director of SpectraSite Holdings, Inc. and several private companies.

     John M. Scanlon, 59, has been a director of Centennial since May 2000. Since November 1999, he has been Vice Chairman of the board of directors of Asia Global Crossing, a joint venture established by Global Crossing, Ltd. and others to provide advanced network-based telecommunications services to businesses and consumers throughout Asia. Mr. Scanlon was Chief Executive Officer of Global Crossing, Ltd., a provider of global Internet Protocol and data services, from April 1998 to March 1999 and Vice Chairman of Global Crossing from March 1999 to March 2000. In addition, he was Chief Executive Officer of Asia Global Crossing from November 1999 to February 2000. Prior to joining Global Crossing, Mr. Scanlon was President and General Manager of the Cellular Networks and Space Sector of Motorola Inc. and had been affiliated with Motorola Inc. since 1990. He is President Emeritus of Cornell's Engineering Board, a senior member of the IEEE, and a former member of the National Academy of Sciences. Mr. Scanlon is also a director of Hutchison Global Crossing Limited.

     David M. Tolley, 34, has been a director of Centennial since July 2001. He is a Principal of The Blackstone Group L.P. and has been with Blackstone since May 2000. From 1995 to 2000, he was with Morgan Stanley, most recently as Vice President, where he worked with a variety of clients in the telecommunications industry.

     J. Stephen Vanderwoude, 57, has been a director of Centennial since October 1999. Mr. Vanderwoude is currently a director of the Company. He has been Chairman and Chief Executive Officer of Madison River Communications LLC, an integrated communications provider, since 1996. Previously, he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc. and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp and Gigard LLC. He formerly was President and Chief Operating Officer and a director of Centel Corporation and President of the local telecommunications division of Sprint Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

     Our common stock has been traded on The Nasdaq Stock Market ("Nasdaq") under the symbol CYCL since December 3, 1991. The following table lists the high and low closing prices of the common stock reported on Nasdaq for the fiscal quarters indicated. All share prices reflect the three-for-one stock split which we effected on January 21, 2000.

2000                                                          HIGH      LOW
----                                                         ------    ------
  First Quarter............................................  $16.50    $11.88
  Second Quarter...........................................   20.17     13.15
  Third Quarter............................................   32.25     18.31
  Fourth Quarter...........................................   25.06     15.75

2001
----
  First Quarter............................................   18.25     13.63
  Second Quarter...........................................   22.00     15.38
  Third Quarter............................................   20.50     15.75
  Fourth Quarter...........................................   19.06      8.06

2002
----
  First Quarter (through July 31, 2001)....................   16.36     12.13

     As of July 31, 2001, there were approximately 119 record holders of our common stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

DIVIDEND POLICY

     We have not paid any cash dividends on our common stock and currently intend for the foreseeable future to retain all cash inflows generated for use in our business. We are effectively prohibited from paying cash dividends on our common stock by the provisions of our credit facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 2001 was derived from the Company's audited Consolidated Financial Statements. The following information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                        YEAR ENDED MAY 31,
                                  --------------------------------------------------------------
                                     2001          2000          1999         1998        1997
                                  ----------    ----------    ----------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue.........................  $  643,892    $  543,725    $  412,839    $272,585    $177,261
(Gain) loss on disposition of
  assets........................    (369,181)           72        (8,031)         (5)     (3,819)
Recapitalization costs..........          --            --        52,831          --          --
Operating income (loss).........     509,645       155,163        24,002     (14,981)    (24,049)
Income (loss) before
  extraordinary item and
  cumulative effect of change in
  accounting principle..........     186,636        16,677       (45,088)    (31,947)    (33,295)
Extraordinary loss on early
  extinguishment of debt........          --            --       (35,079)         --          --
Cumulative effect of change in
  accounting principle..........      (3,719)           --            --          --          --
Net income (loss)...............  $  182,917    $   16,677    $  (80,167)   $(31,947)   $(33,295)
                                  ==========    ==========    ==========    ========    ========
Dividend requirements on
  preferred stock...............  $       --    $       --    $    9,906    $ 16,451    $ 15,948
                                  ==========    ==========    ==========    ========    ========
Income (loss) applicable to
  common shares.................  $  182,917    $   16,677    $  (90,073)   $(48,398)   $(49,243)
                                  ==========    ==========    ==========    ========    ========
Diluted income (loss) per share:
Income (loss) before
  extraordinary item and
  cumulative effect of change in
  accounting principle..........  $     1.93    $     0.17    $    (0.44)   $  (0.32)   $  (0.31)
                                  ==========    ==========    ==========    ========    ========
Extraordinary loss on early
  extinguishment of debt........  $       --    $       --    $    (0.28)   $     --    $     --
                                  ==========    ==========    ==========    ========    ========
Cumulative effect of change in
  accounting principle..........  $    (0.04)   $       --    $       --    $     --    $     --
                                  ==========    ==========    ==========    ========    ========
Net income (loss) per common
  share.........................  $     1.89    $     0.17    $    (0.72)   $  (0.32)   $  (0.31)
                                  ==========    ==========    ==========    ========    ========
BALANCE SHEET DATA
Total assets....................  $1,594,275    $1,172,733    $  986,281    $847,417    $844,850
Long-term debt..................   1,662,289     1,566,048     1,459,295     510,000     429,000
Redeemable preferred stock......          --            --            --     193,539     193,539
Common stockholders' equity
  (deficit).....................    (389,930)     (576,330)     (602,978)     40,409     112,882

     See Note 1 of the fiscal 2001 consolidated financial statements regarding a change in the Company's presentation of incollect cost, a change in accounting principle for the adoption of SAB No. 101 and a fiscal 1999 change in accounting estimate. See Note 3 of the fiscal 2001 consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. Our Caribbean operations cover a population of approximately 15.5 million and serve Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, video, Internet and private line services ("Caribbean Broadband", formerly "Caribbean Wireline") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering 6.0 million Pops: Indiana/Michigan/Ohio and Louisiana/Texas/Mississippi ("U.S. Wireless", formerly "Domestic"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 17.5 million Net Pops.

YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED MAY 31, 2000

OVERVIEW

     We had 763,100 wireless subscribers at May 31, 2001, as compared to 626,800 at May 31, 2000, an increase of 22%. Net income for the year ended May 31, 2001 was $182.9 million, as compared to $16.7 million for the year ended May 31, 2000. Included in net income for the year ended May 31, 2001 were pre-tax gains of $369.3 million ($217.9 million after-tax) recognized on the sale of our Southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Net income was also affected by an after-tax non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). Basic and diluted earnings per common share for the year ended May 31, 2001 were $1.93 and $1.89, respectively, as compared to $0.18 and $0.17, respectively, for the year ended May 31, 2000. Excluding the effect of the sales and redemption noted above as well as the adoption of SAB No. 101, basic and diluted loss per common share would have been $0.33 for the year ended May 31, 2001.

     The table below summarizes the consolidated results of operations for each period:

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2001    MAY 31, 2000    % CHANGE
                                                  ------------    ------------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EBITDA(1).......................................    $255,108        $237,859           7%
Operating income................................     509,645         155,163         228
Net income......................................     182,917          16,677         997
Net income per common share:
  Basic.........................................        1.93            0.18         972
  Diluted.......................................        1.89            0.17       1,012

---------------
(1) Earnings before (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense, interest income, income taxes, depreciation and amortization and recapitalization costs ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

  Caribbean Wireless Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2001    MAY 31, 2000    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Service revenue...............................    $184,572        $155,718         19%
  Equipment sales...............................      12,121           6,817         78
                                                    --------        --------
                                                     196,693         162,535         21
                                                    --------        --------
Costs and expenses:
  Cost of equipment sold........................      14,071           4,478        214
  Cost of services..............................      23,186          21,803          6
  Sales and marketing...........................      37,116          25,679         45
  General and administrative....................      43,276          34,020         27
                                                    --------        --------
                                                     117,649          85,980         37
                                                    --------        --------
EBITDA..........................................      79,044          76,555          3
Loss on disposition of assets...................          31              45        (31)
Depreciation and amortization...................      43,985          40,956          7
                                                    --------        --------
Operating income................................    $ 35,028        $ 35,554         (1)%
                                                    ========        ========

  Revenue

     In May 2001, we changed our presentation of incollect cost (the cost associated with our subscribers roaming in other markets, which was previously netted against the related revenue). The change was a reclassification from revenue to cost of services. The amounts reclassified for Caribbean Wireless for the years ended May 31, 2001 and 2000 were $2.1 million and $1.2 million, respectively.

     Caribbean Wireless service revenue increased $28.9 million, or 19%, to $184.6 million. This increase was primarily due to growth in revenues of $57.9 million resulting from new subscribers, partially offset by an aggregate decrease in service revenue per subscriber of $29.0 million.

     The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to the higher volume of telephone units sold during fiscal 2001.

     Our Caribbean Wireless operations had approximately 263,000 subscribers at May 31, 2001, an increase of 45% from the 181,500 subscribers at May 31, 2000. Increases from new activations of 188,300 were offset by subscriber cancellations of 106,800. The monthly prepaid and postpaid churn rate decreased to 3.7% for the year ended May 31, 2001 from 4.5% for the same period a year ago. The cancellations experienced by the Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

     Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, averaged $76 for the year ended May 31, 2001, as compared to $86 for the year ended May 31, 2000. The decrease in revenue per subscriber was primarily due to the rollout of plans that include a larger amount of plan minutes and new subscribers in the Dominican Republic.

  Costs and expenses

     Cost of equipment sold increased during the year ended May 31, 2001, due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

     Cost of services increased slightly during the year ended May 31, 2001, primarily due to the variable costs associated with a larger subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean. This was offset by a decrease in property tax expense due to an agreement with the tax authorities in Puerto Rico.

     Sales and marketing expenses rose during the year ended May 31, 2001, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic.

     General and administrative expenses increased during the year ended May 31, 2001, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic.

     EBITDA for the Caribbean Wireless operations for the year ended May 31, 2001 was $79.0 million, an increase of $2.5 million, or 3%, from the same period a year ago.

     Depreciation and amortization for the year ended May 31, 2001 was $44.0 million, an increase of $3.0 million, or 7%, over the year ended May 31, 2000. The increase was a result of fixed assets placed into operation in the Dominican Republic, partially offset by PCS phones in Puerto Rico becoming fully depreciated. In addition, depreciation increased due to capital expenditures made during fiscal 2001 and 2000 in connection with the development and network expansion of our Caribbean wireless telephone systems.

     Operating income for the year ended May 31, 2001 was $35.0 million, a decrease of $0.6 million from operating income of $35.6 million for the year ended May 31, 2000.

  Caribbean Broadband Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2001    MAY 31, 2000    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Switched revenue..............................    $18,188         $11,085          64%
  Dedicated revenue.............................     20,126          16,575          21
  Video revenue.................................     22,538              --         N/A
  Other revenue.................................     28,216          16,218          74
                                                    -------         -------
                                                     89,068          43,878         103
                                                    -------         -------
Costs and expenses:
  Cost of equipment sold........................        960             269         257
  Cost of services..............................     37,153          13,120         183
  Sales and marketing...........................      8,539           4,852          76
  General and administrative....................     18,659          15,997          17
                                                    -------         -------
                                                     65,311          34,238          91
                                                    -------         -------
EBITDA..........................................     23,757           9,640         146
Loss on disposition of assets...................         13              --         N/A
Depreciation and amortization...................     27,216           6,112         345
                                                    -------         -------
Operating income (loss).........................    $(3,472)        $ 3,528         N/A%
                                                    =======         =======

  Revenue

     Caribbean Broadband revenue increased $45.2 million, or 103%, to $89.1 million for the year ended May 31, 2001.

     Switched revenue increased $7.1 million, or 64%, to $18.2 million. The increase was primarily due to a 39% increase in switched access lines and a corresponding growth in minutes of use.

     Dedicated revenue increased $3.6 million, or 21%, to $20.1 million. The increase in revenue was primarily the result of a 244% rise in dedicated access line equivalents.

     Video services generated revenues of $22.5 million for the fiscal year ended May 31, 2001, reflecting revenue from the fiscal year 2001 cable acquisitions.

     Other revenue increased $12.0 million, or 74%, to $28.2 million. This increase was the result of the international long distance revenue generated by the acquisition of All America Cables and Radio, Inc. ("AACR") in April 2000, offset by a reduction of termination revenue. The decrease in termination revenue reflects the rate of approximately $0.05 per call with the Puerto Rico Telephone Company ("PRTC") for Internet service provider ("ISP") traffic that terminates on our network.

  Costs and expenses

     Cost of services increased during the year ended May 31, 2001, primarily due to higher costs to support the expanding Broadband business and expenses related to the Puerto Rico cable businesses and AACR.

     Sales and marketing expenses rose during the year primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

     General and administrative expenses increased during the year ended May 31, 2001, primarily due to additional expenses associated with the acquisitions of AACR and the Puerto Rico cable businesses as well as increased costs to support the growing customer base. This increase was partially offset by a decline in the reserve for bad debt related to termination revenue with PRTC.

     EBITDA for the Caribbean Broadband operations for the year ended May 31, 2001 was $23.8 million, an increase of $14.1 million, or 146%, over the year ended May 31, 2000.

     Depreciation and amortization for the year ended May 31, 2001 was $27.2 million, an increase of $21.1 million, or 345%, over the year ended May 31, 2000. This increase was primarily due to depreciation and amortization related to the Puerto Rico cable and AACR acquisitions, as well as additional depreciation associated with the expansion of our network.

     Operating loss for the year ended May 31, 2001 was $3.5 million, a decrease of $7.0 million from operating income of $3.5 million for the year ended May 31, 2000.

  U.S. Wireless Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2001    MAY 31, 2000    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Service revenue...............................   $ 240,856        $217,459         11%
  Roaming revenue...............................     109,487         113,291         (3)
  Equipment sales...............................      14,551          14,196          3
                                                   ---------        --------
                                                     364,894         344,946          6
                                                   ---------        --------
Costs and expenses:
  Cost of equipment sold........................      33,882          28,791         18
  Cost of services..............................      76,987          73,969          4
  Sales and marketing...........................      48,709          46,269          5
  General and administrative....................      53,009          44,253         20
                                                   ---------        --------
                                                     212,587         193,282         10
                                                   ---------        --------
EBITDA..........................................     152,307         151,664         --
(Gain) loss on disposition of assets............    (369,225)             27        N/A
Depreciation and amortization...................      43,443          35,556         22
                                                   ---------        --------
Operating income................................   $ 478,089        $116,081        312%
                                                   =========        ========

  Revenue

     In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amounts reclassified for U.S. Wireless for the years ended May 31, 2001 and 2000 were $39.3 million and $41.3 million, respectively.

     Excluding the Southwest cluster, which was sold during the second quarter of fiscal 2001, U.S. Wireless service revenue increased $34.1 million, or 17%, to $231.8 million as compared to the year ended May 31, 2000. This increase was primarily due to an increase in revenue from new subscribers of $58.3 million for the year ended May 31, 2001, partially offset by a decrease in service revenue per subscriber of $24.2 million for the same period. Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage increased to $106.2 million, or 2%, over roaming revenues of $103.6 million for the year ended May 31, 2000. The increase was primarily due to an increase in roaming usage of $22.2 million, partially offset by a reduction in roaming rates per minute of $19.7 million for the same period. The Southwest cluster accounted for $9.0 million and $19.7 million of service revenue and $3.3 million and $9.7 million of roaming revenue for the years ended May 31, 2001 and 2000, respectively.

     We anticipate that roaming revenue will be significantly lower in fiscal 2002 than in fiscal 2001 primarily due to declines in contractual roaming rates and construction of networks by PCS operators in our service areas.

     Our U.S. Wireless operations had approximately 500,100 and 445,300 subscribers at May 31, 2001 and 2000, respectively. Increases from new activations of 217,500 were offset by subscriber cancellations of 149,700. The monthly prepaid and postpaid churn rate increased to 2.7% for the year ended May 31, 2001 from 2.4% for the same period a year ago. During the year ended May 31, 2001, approximately 9,600 subscribers were added due to the Lake Charles acquisition, and 22,600 subscribers were removed as a result of the sale of the southwest properties. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

     U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $64 for the year ended May 31, 2001, as compared to $76 for the year ended May 31, 2000. The decrease in revenue per subscriber was primarily due to the increasing number of minutes in digital rate plans as well as the decline in roaming revenue.

  Costs and expenses

     Cost of equipment sold increased during the year ended May 31, 2001, primarily due to a greater proportion of digital phones sold which are higher in cost.

     Cost of services increased during the year ended May 31, 2001, primarily due to the variable costs associated with a larger subscription base, increased usage per subscriber and increased wireless coverage areas resulting from the continued expansion of the U.S. wireless network. Cost to acquire per activation was $304 for the year ended May 31, 2001, as compared to $273 for the same period last year. The increase in cost to acquire was primarily the result of increased advertising costs and costs associated with customer retention efforts.

     Sales and marketing expenses increased by 5% during the year ended May 31, 2001, primarily due to a larger sales force and expanded retail distribution system.

     General and administrative expenses increased during the year ended May 31, 2001, primarily due to increased costs to support the expanding subscriber base, as well as increased bad debt expense and subscription fraud.

     EBITDA for the U.S. Wireless operations for the year ended May 31, 2001 was $152.3 million, an increase of $0.6 million over the year ended May 31, 2000.

     The gain on disposition of assets for the year ended May 31, 2001 was primarily due to the pre-tax gain we recognized on the sale of the southwest properties and the sale of our interests in the Sacramento-Valley

Limited Partnership, the Modoc, California Partnership, Pennsylvania RSA No. 6
(II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

     Depreciation and amortization for the year ended May 31, 2001 was $43.4 million, an increase of $7.9 million, or 22%, over the same period a year ago. The increase was primarily the result of depreciation related to capital expenditures made during fiscal 2001 and 2000 in connection with the continued expansion of our U.S. Wireless operations, as well as depreciation and amortization associated with assets acquired in the Lake Charles, Kokomo and Allegan purchases.

     Operating income for the year ended May 31, 2001 was $478.1 million, an increase of $362.0 million from operating income of $116.1 million for the year ended May 31, 2000.

  Consolidated

     Other non-operating income and expenses

     Net interest expense was $156.6 million for the year ended May 31, 2001, an increase of $7.1 million, or 5%, from the year ended May 31, 2000. Gross interest expense for the year ended May 31, 2001 was $161.4 million, as compared to $153.2 million for the year ended May 31, 2000. The increase in interest expense reflects growth in total debt of $107.8 million from May 31, 2000.

     The increase in total debt was the result of additional borrowings for acquisitions, capital expenditures related to the expansion of the Caribbean Wireless operation and the expansion of the Caribbean Broadband network, partially offset by a paydown of debt with a portion of approximately $400.0 million of after-tax proceeds from recently completed dispositions. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended May 31, 2001 was approximately $344.2 million. The weighted-average debt outstanding during the year ended May 31, 2001 was $1,601.6 million, an increase of $107.0 million as compared to the weighted-average debt level of $1,494.6 million during the year ended May 31, 2000. Our weighted-average interest rate was 10.1% for the year ended May 31, 2001, as compared to 10.3% for the year ended May 31, 2000.

     After minority interest in loss of subsidiaries for the year ended May 31, 2001, pre-tax income was $372.3 million, as compared to $22.2 million for the year ended May 31, 2000. The income tax expense was $185.7 million for the year ended May 31, 2001, as compared to $5.6 million for the year ended May 31, 2000. The increase in income tax expense for the year ended May 31, 2001 was primarily the result of taxes related to the gains recognized from the disposition of assets.

     The cumulative effect of change in accounting principle was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB No. 101.

     These factors resulted in net income of $182.9 million for the year ended May 31, 2001, which represents an increase of $166.2 million from net income of $16.7 million for the year ended May 31, 2000.

YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999

OVERVIEW

     Our wireless subscribers at May 31, 2000 totaled 626,800, as compared to 454,100 at May 31, 1999, an increase of 38%. We reported net income of $16.7 million for the year ended May 31, 2000 as compared to a net loss of $80.2 million for the year ended May 31, 1999. Included in the net loss for the year ended May 31, 1999 was $52.8 million of recapitalization costs. These costs were primarily due to our purchase of non-qualifying disposition of stock options exercised, restricted shares and outstanding options from employees. Also included in the net loss for the year ended May 31, 1999 was an extraordinary loss on the early extinguishment of debt, net of income taxes, of $35.1 million. The gain on disposition of assets during the year ended May 31, 1999 was primarily the result of the sale of our investment interest in the wireless telephone system serving the Coconino, Arizona RSA. Basic and diluted earnings per common share for the year ended May 31, 2000 were $0.18 and $0.17, respectively, as compared to a loss per common share of $(0.72) for the year ended May 31, 1999, after the extraordinary loss on early extinguishment of debt of $(0.28) per share. The table below summarizes the consolidated results of operations for each period:

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999    % CHANGE
                                                  ------------    ------------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EBITDA..........................................    $237,859        $183,498         30%
Operating income................................     155,163          24,002        546
Net income (loss)...............................      16,677         (80,167)       N/A
Net income (loss) per common share:
  Basic.........................................    $   0.18        $  (0.72)       N/A
  Diluted.......................................        0.17           (0.72)       N/A

  Caribbean Wireless Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Service revenue...............................    $155,718        $106,467          46%
  Equipment sales...............................       6,817           3,299         107
                                                    --------        --------
                                                     162,535         109,766          48
                                                    --------        --------
Costs and expenses:
  Cost of equipment sold........................       4,478           4,711          (5)
  Cost of services..............................      21,803          16,265          34
  Sales and marketing...........................      25,679          19,985          28
  General and administrative....................      34,020          21,975          55
                                                    --------        --------
                                                      85,980          62,936          37
                                                    --------        --------
EBITDA..........................................      76,555          46,830          63
Recapitalization costs..........................          --           8,209        (100)
(Gain) loss on disposition of assets............          45            (381)        N/A
Depreciation and amortization...................      40,956          43,988          (7)
                                                    --------        --------
Operating income................................    $ 35,554        $ (4,986)        N/A%
                                                    ========        ========

  Revenue

     In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amounts reclassified for Caribbean Wireless for the years ended May 31, 2000 and 1999 were $1.2 million and $0.2 million, respectively.

     Caribbean Wireless service revenue increased $49.3 million, or 46%, to $155.7 million. This increase was primarily due to growth in revenues of $60.8 million resulting from new subscribers, partially offset by an aggregate decrease in service revenue per subscriber of $11.5 million.

     The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to the higher volume of telephone units sold in fiscal 2000.

     Our Caribbean Wireless operations had approximately 181,500 subscribers at May 31, 2000, an increase of 36% from the 133,500 subscribers at May 31, 1999. Increases of 133,500 from new activations were offset by subscriber cancellations of 85,500. The cancellations experienced by the Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

     Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $86 for the year ended May 31, 2000, as compared to $89 for the year ended May 31, 1999.

  Costs and expenses

     Cost of services increased during the year ended May 31, 2000, primarily due to the variable costs associated with a larger revenue and subscription base and increased wireless coverage areas resulting from the continued expansion of the Caribbean Wireless operation's network.

     Sales and marketing expenses rose during the year ended May 31, 2000, primarily due to the increase in gross subscriber additions.

     General and administrative expenses increased during the year ended May 31, 2000, primarily due to higher costs relating to the expanding subscriber base.

     EBITDA for the Caribbean Wireless operations for the year ended May 31, 2000 was $76.6 million, an increase of $29.7 million, or 63%, over the year ended May 31, 1999.

     Depreciation and amortization for the year ended May 31, 2000 was $41.0 million, a decrease of $3.0 million, or 7%, from the year ended May 31, 1999. This decrease resulted from PCS phones becoming fully depreciated. This was partially offset by depreciation related to capital expenditures made during fiscal 2000 and 1999 in connection with the development and network expansion of our Caribbean wireless telephone systems.

     Operating income for the year ended May 31, 2000 was $35.6 million, an increase of $40.6 million from the operating loss of $5.0 million for the year ended May 31, 1999.

  Caribbean Broadband Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Switched revenue..............................    $11,085         $ 4,211          163%
  Dedicated revenue.............................     16,575           7,091          134
  Video revenue.................................         --              --           --
  Other revenue.................................     16,218          11,239           44
                                                    -------         -------
                                                     43,878          22,541           95
                                                    -------         -------
Costs and expenses:
  Cost of equipment sold........................        269              --          100
  Cost of services..............................     13,120           8,814           49
  Sales and marketing...........................      4,852           1,993          143
  General and administrative....................     15,997           2,497          541
                                                    -------         -------
                                                     34,238          13,304          157
                                                    -------         -------
EBITDA..........................................      9,640           9,237            4
Recapitalization costs..........................         --           5,285         (100)
(Gain) on disposition of assets.................         --             (30)         100
Depreciation and amortization...................      6,112           3,426           78
                                                    -------         -------
Operating income................................    $ 3,528         $   556          535%
                                                    =======         =======

  Revenue

     Caribbean Broadband revenue increased $21.3 million, or 95%, to $43.9 million for the year ended May 31, 2000.

     Switched revenue increased $6.9 million, or 163%, to $11.1 million. The increase was primarily due to a 73% increase in access lines and a corresponding growth in minutes of use.

     Dedicated revenue increased $9.5 million, or 134%, to $16.6 million. The increase in revenue was primarily the result of an 88% rise in dedicated access line equivalents.

     Other revenue increased $5.0 million, or 44%, to $16.2 million. This increase was primarily the result of an increase in termination revenue due to increased terminating minutes of use, partially offset by a decrease in terminating rates per minute as the result of the new rate with PRTC.

  Costs and expenses

     Cost of services increased during the year ended May 31, 2000, primarily due to the expanded employee base required to handle growing access/circuit additions, as well as the development of the fiber optic network.

     Sales and marketing expenses rose during the year primarily due to increased advertising as well as additional sales force to support the growing business.

     General and administrative expenses increased during the year ended May 31, 2000, primarily due to reserves for bad debt for ISP revenue related to a dispute with PRTC over amounts owed by PRTC for ISP traffic that terminated on our network.

     EBITDA for the Caribbean Broadband operations for the year ended May 31, 2000 was $9.6 million, an increase of $0.4 million, or 4%, over the year ended May 31, 1999.

     Depreciation and amortization for the year ended May 31, 2000 was $6.1 million, an increase of $2.7 million, or 78%, over the year ended May 31, 1999. This increase was due to added depreciation associated with the expansion of our network.

     Operating income for the year ended May 31, 2000 was $3.5 million, an increase of $2.9 million from operating income of $0.6 million for the year ended May 31, 1999.

  U.S. Wireless Operations

                                                       FISCAL YEAR ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999    % CHANGE
                                                  ------------    ------------    --------
                                                         (IN THOUSANDS)
Revenue:
  Service revenue...............................    $217,459        $197,060         10%
  Roaming revenue...............................     113,291          83,336         36
  Equipment sales...............................      14,196           4,951        187
                                                    --------        --------
                                                     344,946         285,347         21
                                                    --------        --------
Costs and expenses:
  Cost of equipment sold........................      28,791          18,354         57
  Cost of services..............................      73,969          70,096          6
  Sales and marketing...........................      46,269          29,560         57
  General and administrative....................      44,253          39,906         11
                                                    --------        --------
                                                     193,282         157,916         22
                                                    --------        --------
EBITDA..........................................     151,664         127,431         19
Recapitalization costs..........................          --          39,337       (100)
(Gain) loss on disposition of assets............          27          (7,620)       N/A
Depreciation and amortization...................      35,556          67,282        (47)
                                                    --------        --------
Operating income................................    $116,081        $ 28,432        308%
                                                    ========        ========

  Revenue

     In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amounts reclassified for U.S Wireless for the years ended May 31, 2000 and 1999 were $41.3 million and $43.4 million, respectively.

     U.S. Wireless service revenue increased $20.4 million to $217.5 million, a 10% increase from the year ended May 31, 1999, primarily due to an expanding subscriber base. This increase was primarily due to an increase in revenue from new subscribers of $60.5 million for the year ended May 31, 2000, partially offset by a decrease in service revenue per subscriber of $40.1 million for the same period. Revenue from U.S. Wireless roaming usage increased to $113.3 million, or 36% over roaming revenues of $83.3 million for the year ended May 31, 1999. This increase was primarily due to an increase in roaming usage of $58.5 million, partially offset by a reduction in roaming rates per minute of $28.5 million.

     The increase in equipment sales of wireless telephones and accessories to subscribers was primarily related to growth in sales volume during the year ended May 31, 2000, as well as the introduction of higher costing digital phones as compared to analog phones.

     Our U.S. Wireless operations had approximately 445,300 and 320,600 subscribers at May 31, 2000 and 1999, respectively. Increases of 215,300 from new activations were offset by subscriber cancellations of 107,800. Included in the number of subscribers as of May 31, 2000 were approximately 17,200 subscribers acquired in the Kokomo, IN and Allegan, MI acquisitions. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

     U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $76 for the year ended May 31, 2000, as compared to $82 for the year ended May 31, 1999. The decrease in revenue per subscriber was primarily due to the rollout of digital rate plans that include a greater number of plan minutes as compared to analog rate plans.

  Costs and expenses

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

     General and administrative expenses rose during the year ended May 31, 2000, primarily due to increased costs to support the expanding subscriber base.

     EBITDA for the U.S. Wireless operations for the year ended May 31, 2000 was $151.7 million, an increase of $24.2 million, or 19%, over the year ended May 31, 1999.

     Depreciation and amortization for the year ended May 31, 2000 was $35.6 million, a decrease of $31.7 million, or 47%, from the year ended May 31, 1999. The decrease was the result of our prospectively changing the amortization period for our U.S. wireless licenses and the difference between the cost of our equity investments and the underlying book value of such investments from ten years to forty years effective March 1, 1999. We changed such amortization periods to better reflect the period over which the economic benefits of the wireless licenses and equity investments are expected to be realized. The effect of the change in amortization periods was a reduction in amortization expense of $44.5 million for the year ended May 31, 2000. The effect of this change in amortization periods for the year ended May 31, 2000 was to increase basic and diluted earnings per common share by $0.36 and $0.34, respectively. Prior to the change in amortization periods, certain wireless licenses became fully amortized during the year ended May 31, 1999, which also contributed to the decrease in depreciation and amortization.

     Operating income for the year ended May 31, 2000 was $116.1 million, an increase of $87.6 million from operating income of $28.4 million for the year ended May 31, 1999.

  Consolidated

     Other non-operating income and expenses

     Net interest expense was $149.5 million for the year ended May 31, 2000, an increase of $61.8 million, or 70%, from the year ended May 31, 1999. Gross interest expense for the year ended May 31, 2000 was $153.2 million, as compared to $92.1 million for the year ended May 31, 1999. Total debt increased $120.7 million from May 31, 1999.

     The increase in total debt was the result of assumed debt for completed acquisitions in the amount of $19.9 million, additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless operation's PCS network and the purchase of PCS telephones. The weighted-average debt outstanding during the year ended May 31, 2000 was $1,494.6 million, an increase of $610.8 million, as compared to the weighted-average debt level of $883.8 million during the prior year. This increase was the result of borrowings in connection with the 1999 recapitalization, as well as the factors noted above. Our weighted-average interest rate decreased to 10.3% for the year ended May 31, 2000 from 10.4% for the year ended May 31, 1999.

     After minority interest in loss of subsidiaries for the year ended May 31, 2000, pre-tax income was $22.2 million, as compared to a pre-tax loss of $51.9 million for the year ended May 31, 1999. The income tax expense was $5.6 million for the year ended May 31, 2000, as compared to an income tax benefit of $6.8 million for the prior year. The year ended May 31, 1999 included an extraordinary loss on the early extinguishment of debt in the amount of $35.1 million, net of income taxes of $16.7 million.

     These factors resulted in net income of $16.7 million for the year ended May 31, 2000, which represents an increase of $96.8 million over the net loss for the year ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On February 29, 2000, we amended and restated our existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200.0 million to an aggregate of $1,250.0 million. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000.0 million and a revolving credit facility in an aggregate principal amount of $250.0 million. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325.0 million term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675.0 million. The total amount outstanding under the term loans as of May 31, 2001 was $987.5 million. The revolving credit facility portion of the New Credit Facility is now equally available to both of the borrowers. The amount available under the revolving credit facility as of May 31, 2001 was $94.0 million. We are effectively prohibited from paying cash dividends on our common stock by provisions of our credit facility.

     For the year ended May 31, 2001, earnings exceeded fixed charges by $369.6 million. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $114.6 million relating to depreciation and amortization.

     As of May 31, 2001, we had $634.5 million of property, plant and equipment
(net) placed in service. During the year ended May 31, 2001, we made capital expenditures of $225.0 million, to continue the construction of our new network in the Dominican Republic and to expand the coverage areas and update our cell sites as well as our call switching equipment of existing Caribbean and U.S. properties. Capital expenditures for the Caribbean operations were $179.5 million for the year ended May 31, 2001, representing 80% of total capital expenditures. The Caribbean operation's capital expenditures included $86.3 million to add capacity and services and to continue the expansion of our PCS network infrastructure, $20.6 million to purchase telephone units which remain our property while in use by subscribers, $69.2 million related to the initial build out of our wireless networks in the Dominican Republic, Jamaica and the U.S. Virgin Islands and $3.4 million to upgrade our cable operations in Puerto Rico. During fiscal year 2002, we anticipate capital expenditures of approximately $250.0 million which includes capital expenditures for our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica").

     In March 2001, our subsidiary, Centennial Digital Jamaica signed an agreement with Lucent Technologies ("Lucent"), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75.0 million credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility will bear interest at a rate of LIBOR plus 6.50%. The Lucent Credit Facility matures in March 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of May 31, 2001 $70.6 million was available under the Lucent Credit Facility. In connection with the Lucent Credit Facility, we have agreed to make a total of approximately $9.7 million of capital contributions to Centennial Digital Jamaica over the next several years. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of our outstanding $370.0 million high yield notes and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

     We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing revolving credit facility, the Lucent Credit Facility, and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and placement of debt or equity securities.

     In order to meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is essential that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the construction of wireless systems in our existing and recently acquired markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to remain, capital intensive. Further, due to the start-up nature of our Dominican Republic and Jamaica operations, we anticipate that additional cash investments will be required to fund our operations over the next several years.

     The following tables set forth, for the periods indicated, our net cash provided by (used in) operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                            YEAR ENDED MAY 31,
                                           ----------------------------------------------------
                                                     2001                        2000
                                           -------------------------   ------------------------
                                                       % OF NET CASH              % OF NET CASH
                                            AMOUNT       PROVIDED       AMOUNT      PROVIDED
                                           ---------   -------------   --------   -------------
                                                              (IN THOUSANDS)
Net cash provided by (used in) operating
  activities.............................  $ (22,844)       (18)%      $ 59,079         27%
Interest paid............................    148,239        118         159,393         73
                                           ---------       ----        --------        ---
Net cash provided........................  $ 125,395        100%       $218,472        100%
                                           =========       ====        ========        ===
Principal uses of cash:
Interest paid............................  $ 148,239        118%       $159,393         73%
Property, plant & equipment..............    224,978        180         149,112         68
                                           ---------       ----        --------        ---
Total....................................  $ 373,217        298%       $308,505        141%
                                           =========       ====        ========        ===
Cash required from other financing and
  investing activities...................  $(247,822)      (198)%      $(90,033)       (41)%
                                           =========       ====        ========        ===

     Net cash provided by operating activities for the year ended May 31, 2001 was not sufficient to fund our expenditures for property, plant and equipment of $225.0 million.

     The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                 YEAR ENDED MAY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Proceeds from disposition of assets, net of cash expenses...  $  489,727    $      704
Proceeds from issuance of long-term debt....................     403,765     1,068,018
Proceeds from sale of short-term investments................     252,626            --
Proceeds from maturity of restricted securities.............      19,888        79,882
Distributions received from equity investments, net.........      15,602        16,700
Proceeds from the exercise of stock options.................       2,301         1,389
                                                              ----------    ----------
Cash provided by other financing and investing activities...   1,183,909     1,166,693
                                                              ----------    ----------
Acquisitions, net of cash acquired..........................    (344,169)     (100,323)
Repayment of debt...........................................    (298,713)     (969,525)
Purchase of short-term investments..........................    (250,519)           --
Deposits on long-term assets................................     (30,000)           --
Debt issuance costs paid....................................      (2,220)       (4,865)
Purchase of restricted securities...........................          --       (39,886)
Acquisition of minority partnership interests...............          --          (323)
                                                              ----------    ----------
Capital available for operations and capital expenditures...  $  258,288    $   51,771
                                                              ==========    ==========

     Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

ACQUISITIONS, EXCHANGES AND DISPOSITIONS

     Our primary acquisition strategy is to obtain controlling ownership interests in telecommunications systems serving markets that are proximate to or share a community of interest with our current markets. We may pursue acquisitions of other communications businesses that we believe will enhance our scope and scale. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies as well as joint marketing benefits, and also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in communications businesses in other geographic areas. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, a combination thereof or other forms of consideration.

     In April 2001, we completed the acquisition of the Teleponce cable television company for approximately $108.0 million in cash, subject to adjustment. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico.

     In April 2001, we announced that we entered into an agreement with Global Crossing Ltd. and in June 2001 entered into a $97.5 million, multi-year agreement under which Global Crossing Ltd. will provide us with fiber-optic undersea capacity connecting the Caribbean and the United States. We also have an option to purchase additional capacity for $52.5 million. In addition, as part of the transaction, we have entered into a $19.5 million, multi-year agreement with Global Crossing under which we will provide Global Crossing with products and services in the Caribbean.

     In December 2000, we acquired Com Tech International Corporation ("Com Tech"), an owner of undersea fiber optic cable capacity for approximately $16.9 million. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network.

     In November 2000, we sold our interest in the Sacramento-Valley Limited Partnership for $236.0 million in cash. The Company recorded a pre-tax gain of approximately $159.1 million, which is included in gain on disposition of assets in the consolidated statement of operations.

     In November 2000, we sold our Southwest cluster for approximately $202.5 million in cash. We recorded a pre-tax gain of approximately $183.0 million, which is included in gain on disposition of assets in the consolidated statement of operations.

     In September 2000, we completed the acquisition of the cable television assets of Pegasus Communications for $170.0 million in cash. The cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico.

     In September 2000, we sold our 25.0% equity investment interest in the Modoc, California Partnership and our 14.3% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6.9 million.

     In August 2000, GTE Mobilnet of California Limited Partnership redeemed our approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48.1 million of current assets. We recorded a pre-tax gain of approximately $25.1 million, which is included in gain on disposition of assets in the consolidated statement of operations.

     In July 2000, we acquired a 60% interest in Infochannel Limited, a leading ISP on the island of Jamaica for $8.0 million in cash.

     In July 2000, we purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that we did not own. The purchase price was approximately $42.3 million in cash, subject to adjustment.

RECENT ACCOUNTING STANDARDS

     In December 1999, the SEC issued SAB No. 101, which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Effective June 1, 2000, we changed our accounting for certain activation fees charged to our customers to conform our revenue recognition policies to the requirements of SAB No. 101. With the change in accounting, we recognize these fees as revenues over the expected customer service period (ranging from 26 to 48 months). Prior to implementing SAB No. 101, we recognized these fees in the period service was initiated. The cumulative effect of retroactively applying this change in accounting principle to periods prior to fiscal 2001 resulted in a one-time, non-cash charge of $3.7 million, net of taxes of $2.3 million, and is included in net income for the year ended May 31, 2001. The change in accounting principle did not have a material impact on our results of operations, financial position and cash flows for the years ended May 31, 2001, 2000 and 1999.

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Deferral of the Effective Date of SFAS No. 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

     On June 1, 2001, we adopted SFAS No. 133. Under SFAS No. 133, our interest rate swaps and collar qualify for cash flow hedge accounting. We recorded a transition adjustment of $4.5 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We increased our liabilities by $7.6 million in connection with the adoption of SFAS No. 133. This increase was the result of adjusting the carrying amounts of our derivatives to reflect their fair values on June 1, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. We are required to implement SFAS No. 141 on July 1, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We are required to implement SFAS No. 142 on June 1, 2002, and have not yet determined the impact that this statement will have on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to implement SFAS No. 143 on June 1, 2003, and have not yet determined the impact that this statement will have on our results of operations or financial position.

COMMITMENTS AND CONTINGENCIES

     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of July 31, 2001, 37,613,079 shares remain available for future acquisitions.

     On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants) as well as the resale of up to 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe and an affiliate of The Blackstone Group).

     In June 2001, we entered into a capacity purchase agreement with Global Crossing Ltd. Pursuant to the terms of that agreement we are required to make payments of $67.5 million to Global Crossing based on the delivery of such capacity to us. We also have an option to purchase additional capacity from Global Crossing for $52.5 million.

     In July 2001, we entered into an agreement with Nortel Networks pursuant to which we have agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations over the next two years at a cost of approximately $40.0 million.

     In March 2001, we entered into an agreement with Lucent Technologies pursuant to which we have agreed to purchase equipment and installation services for our wireless telephone system in Jamaica through February 2003 at a cost of approximately $65.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risks due to fluctuations in interest rates. A majority of our long-term debt has variable interest rates. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program.

     The table below presents principal (or notional) amounts and related average interest rate by year of maturity for our long-term debt and interest rate swap and collar agreements. Weighted-average variable rates are based on implied forward rates in the yield curve as of May 31, 2001 (based on information provided by one of our lending institutions):

                                               YEAR ENDED MAY 31,
                               ---------------------------------------------------    THERE-
                                 2002       2003      2004       2005       2006      AFTER       TOTAL      FAIR VALUE
                               --------   --------   -------   --------   --------   --------   ----------   ----------
                                                                    (IN THOUSANDS)
Long-term debt:
  Fixed rate.................  $  1,947   $     24   $    --   $    219   $     --   $542,181   $  544,371   $  529,202
  Average interest rate......      9.26%     13.50%       --%     10.13%        --      10.51%       10.51%          --
  Variable rate..............  $ 28,000   $ 61,750   $84,250   $107,187   $131,214   $735,464   $1,147,865   $1,147,865
  Average interest rate(1)...      4.17%      5.36%     6.14%      6.42%      6.60%      6.74%        6.51%          --
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount............  $350,000   $ 50,000        --         --         --         --           --   $   (6,923)
  Average pay rate...........      5.54%      5.88%       --         --         --         --           --           --
  Average receive rate.......      4.17%      5.36%       --         --         --         --           --           --
Interest rate collar:
  Notional amount............  $100,000   $100,000        --         --         --         --           --   $     (703)
  Cap........................      7.00%      7.00%       --         --         --         --           --           --
  Floor......................      4.45%      4.45%       --         --         --         --           --           --

---------------
(1) Represents the average interest rate before applicable margin on the New Credit Facility debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "Index of Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended May 31, 2001, we were not involved in any disagreement with our independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to our directors required to be included pursuant to this Item 10 is included under the caption "Directors and Executive Officers of Centennial" in Part I of this Annual Report on Form 10-K and will also be included under the caption "Election of Directors" in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the "34 Act"), and is incorporated in this Item 10 by reference. The information with respect to our executive officers required to be included pursuant to this Item 10 is included under the caption "Directors and Executive Officers of Centennial" in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the 34 Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of the top five executive officers and (4) all of our directors and officers as a group required to be included pursuant to this Item 12 will be included under the captions "Principal Stockholders of the Company", "Election of Directors" and "Executive Compensation and Other Information -- Beneficial Ownership by Management" in the Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be included pursuant to this Item 13 will be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.

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

     2. FINANCIAL STATEMENT SCHEDULE

     Schedule II. Valuation and Qualifying Accounts

     3. EXHIBITS

     See Item 14(b) below.

     (b) Exhibits

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey

     We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the "Company") as of May 31, 2001 and 2000, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", in fiscal 2001.

/s/ DELOITTE & TOUCHE LLP
New York, New York
July 24, 2001

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                       MAY 31,
                                                              -------------------------
                                                                 2001          2000
                                                              ----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   23,345    $    12,879
  Restricted investments....................................          --         19,888
  Accounts receivable, less allowance for doubtful accounts
    of $13,047 and $6,539, respectively.....................      72,638         69,692
  Inventory -- phones and accessories, less allowance for
    obsolescence of $1,261 and $1,052, respectively.........      21,058         10,835
  Prepaid expenses and other current assets.................      14,792          6,452
                                                              ----------    -----------
         TOTAL CURRENT ASSETS...............................     131,833        119,746
PROPERTY, PLANT AND EQUIPMENT -- net........................     634,537        398,345
EQUITY INVESTMENTS IN WIRELESS SYSTEMS -- net...............       1,953         72,894
DEBT ISSUANCE COSTS, less accumulated amortization of
  $17,891 and $10,112, respectively.........................      50,550         56,109
U.S. WIRELESS LICENSES, less accumulated amortization of
  $293,899 and $304,922, respectively.......................     266,773        241,855
CARIBBEAN WIRELESS LICENSES, less accumulated amortization
  of $7,697 and $5,462, respectively........................     120,061        122,297
GOODWILL, less accumulated amortization of $26,453 and
  $34,462, respectively.....................................     146,069        137,545
FRANCHISE AND LICENSE ACQUISITION COSTS, less accumulated
  amortization of $4,476....................................     164,752             --
OTHER ASSETS -- net.........................................      77,747         23,942
                                                              ----------    -----------
         TOTAL..............................................  $1,594,275    $ 1,172,733
                                                              ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   29,947    $    11,725
  Short-term debt...........................................          --          6,688
  Accounts payable..........................................      38,046         32,238
  Accrued expenses and other current liabilities............     161,301        106,943
  Payable to affiliates.....................................         125            125
                                                              ----------    -----------
         TOTAL CURRENT LIABILITIES..........................     229,419        157,719
LONG-TERM DEBT..............................................   1,662,289      1,566,048
DEFERRED FEDERAL INCOME TAXES...............................      73,554             --
MINORITY INTEREST IN SUBSIDIARIES...........................      17,431         25,296
OTHER LIABILITIES...........................................       1,512             --
COMMITMENTS AND CONTINGENCIES (see note 12).................          --             --
COMMON STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock par value $.01 per share:
    150,000,000 shares authorized; issued, 94,930,850 and
     94,413,714 shares, respectively; and outstanding
     94,860,347 and 94,343,211 shares, respectively.........         949            944
  Common stock issuable.....................................          --          2,355
  Additional paid-in capital................................     432,375        426,675
  Accumulated deficit.......................................    (821,993)    (1,004,910)
                                                              ----------    -----------
                                                                (388,669)      (574,936)
  Less: Cost of 70,503 common shares in treasury............      (1,077)        (1,077)
  Deferred compensation.....................................        (184)          (317)
                                                              ----------    -----------
         TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIT)........    (389,930)      (576,330)
                                                              ----------    -----------
         TOTAL..............................................  $1,594,275    $ 1,172,733
                                                              ==========    ===========

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED MAY 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
REVENUE:
  Service revenue...........................................  $ 616,614   $ 522,275   $404,589
  Equipment sales...........................................     27,278      21,450      8,250
                                                              ---------   ---------   --------
                                                                643,892     543,725    412,839
                                                              ---------   ---------   --------
COSTS AND EXPENSES:
  Cost of equipment sold....................................     48,913      33,538     23,065
  Cost of services..........................................    131,058     104,438     93,520
  Sales and marketing.......................................     94,364      76,800     51,538
  General and administrative................................    114,449      91,090     61,218
  Depreciation and amortization.............................    114,644      82,624    114,696
  (Gain) loss on disposition of assets......................   (369,181)         72     (8,031)
  Recapitalization costs....................................         --          --     52,831
                                                              ---------   ---------   --------
                                                                134,247     388,562    388,837
                                                              ---------   ---------   --------
OPERATING INCOME............................................    509,645     155,163     24,002
                                                              ---------   ---------   --------
INCOME FROM EQUITY INVESTMENTS..............................      8,033      16,500     11,502
INTEREST EXPENSE -- NET.....................................   (156,579)   (149,494)   (87,693)
OTHER.......................................................         68          --         --
                                                              ---------   ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................    361,167      22,169    (52,189)
INCOME TAX (EXPENSE) BENEFIT................................   (185,692)     (5,568)     6,820
                                                              ---------   ---------   --------
  INCOME (LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY ITEM
    AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE...............................................    175,475      16,601    (45,369)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES...................     11,161          76        281
                                                              ---------   ---------   --------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................    186,636      16,677    (45,088)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF ($16,698).................................         --          --    (35,079)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  INCOME TAXES OF ($2,271)..................................     (3,719)         --         --
                                                              ---------   ---------   --------
  NET INCOME (LOSS).........................................  $ 182,917   $  16,677   $(80,167)
                                                              =========   =========   ========
DIVIDEND ON PREFERRED STOCK.................................  $      --   $      --   $  9,906
                                                              ---------   ---------   --------
INCOME (LOSS) APPLICABLE TO COMMON SHARES...................  $ 182,917   $  16,677   $(90,073)
                                                              =========   =========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................  $    1.97   $    0.18   $  (0.44)
                                                              =========   =========   ========
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT........  $      --   $      --   $  (0.28)
                                                              =========   =========   ========
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......  $   (0.04)  $      --   $     --
                                                              =========   =========   ========
  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.............  $    1.93   $    0.18   $  (0.72)
                                                              =========   =========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................  $    1.93   $    0.17   $  (0.44)
                                                              =========   =========   ========
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT........  $      --   $      --   $  (0.28)
                                                              =========   =========   ========
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......  $   (0.04)  $      --   $     --
                                                              =========   =========   ========
  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.............  $    1.89   $    0.17   $  (0.72)
                                                              =========   =========   ========
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING
  THE YEAR
  BASIC.....................................................     94,639      93,994    125,384
                                                              =========   =========   ========
  DILUTED...................................................     96,795      97,353    125,384
                                                              =========   =========   ========

                 See notes to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK
                          ----------------------------------------------
                                 CLASS A                  CLASS B           COMMON    ADDITIONAL
                          ----------------------   ---------------------    STOCK      PAID-IN     TREASURY     DEFERRED
                             SHARES      DOLLARS     SHARES      DOLLARS   ISSUABLE    CAPITAL      STOCK     COMPENSATION
                          ------------   -------   -----------   -------   --------   ----------   --------   ------------
Balance at June 1,
  1998..................   150,450,147   $1,504     10,544,113    $105     $    --     $356,681    $(30,614)    $(3,029)
Common stock issued in
  connection with
  incentive plans.......     4,211,469       42             --      --          --        4,852          --          --
Common stock issued in
  connection with
  employee stock
  purchase plan.........       146,640        1             --      --          --          256          --          --
Deferred compensation
  employment
  agreement.............       150,009        2             --      --          --          748          --        (750)
Recapitalization:
  Repurchase of the
    class A & B common
    stock...............  (133,341,984)  (1,333)   (10,544,113)   (105)         --     (339,447)         --       2,573
  Retirement of treasury
    stock...............   (14,689,881)    (146)            --      --          --           97      30,614          --
  Recapitalization
    costs...............            --       --             --      --          --      (16,165)         --          --
  Capital
    contributions.......    86,746,986      867             --      --          --      421,633          --          --
Preferred stock
  dividends.............            --       --             --      --          --       (9,906)         --          --
Treasury stock
  purchases.............            --       --             --      --          --           --      (1,077)         --
Amortization of deferred
  compensation..........            --       --             --      --          --           --          --       1,206
Net loss................            --       --             --      --          --           --          --          --
                          ------------   ------    -----------    ----     -------     --------    --------     -------
Balance at May 31,
  1999..................    93,673,386      937             --      --          --      418,749      (1,077)         --
Common stock issued in
  conjunction with
  acquisitions..........       420,000        4             --      --          --        5,226          --          --
Common stock issued in
  connection with
  incentive plans.......       295,680        3             --      --          --        1,390          --          --
Deferred compensation...        24,648       --             --      --          --          438          --        (438)
Amortization of deferred
  compensation..........            --       --             --      --          --           --          --         121
Income tax benefit from
  stock options
  exercised.............            --       --             --      --          --          872          --          --
Common stock issuable...            --       --             --      --       2,355           --          --          --
Net income..............            --       --             --      --          --           --          --          --
                          ------------   ------    -----------    ----     -------     --------    --------     -------
Balance at May 31,
  2000..................    94,413,714      944             --      --       2,355      426,675      (1,077)       (317)
Common stock issued in
  conjunction with
  acquisitions..........       120,000        1             --      --      (2,355)       2,354          --          --
Common stock issued in
  connection with
  incentive plans.......       397,136        4             --      --          --        2,292          --          --
Amortization of deferred
  compensation..........            --       --             --      --          --           --          --         133
Income tax benefit from
  stock options
  exercised.............            --       --             --      --          --        1,054          --          --
Net income..............            --       --             --      --          --           --          --          --
                          ------------   ------    -----------    ----     -------     --------    --------     -------
Balance at May 31,
  2001..................    94,930,850   $  949             --    $ --     $    --     $432,375    $ (1,077)    $  (184)
                          ============   ======    ===========    ====     =======     ========    ========     =======


                          ACCUMULATED
                            DEFICIT        TOTAL
                          -----------   -----------
Balance at June 1,
  1998..................  $ (284,238)   $    40,409
Common stock issued in
  connection with
  incentive plans.......          --          4,894
Common stock issued in
  connection with
  employee stock
  purchase plan.........          --            257
Deferred compensation
  employment
  agreement.............          --             --
Recapitalization:
  Repurchase of the
    class A & B common
    stock...............    (692,002)    (1,030,314)
  Retirement of treasury
    stock...............     (30,565)            --
  Recapitalization
    costs...............      65,385         49,220
  Capital
    contributions.......          --        422,500
Preferred stock
  dividends.............          --         (9,906)
Treasury stock
  purchases.............          --         (1,077)
Amortization of deferred
  compensation..........          --          1,206
Net loss................     (80,167)       (80,167)
                          -----------   -----------
Balance at May 31,
  1999..................  (1,021,587)      (602,978)
Common stock issued in
  conjunction with
  acquisitions..........          --          5,230
Common stock issued in
  connection with
  incentive plans.......          --          1,393
Deferred compensation...          --             --
Amortization of deferred
  compensation..........          --            121
Income tax benefit from
  stock options
  exercised.............          --            872
Common stock issuable...          --          2,355
Net income..............      16,677         16,677
                          -----------   -----------
Balance at May 31,
  2000..................  (1,004,910)      (576,330)
Common stock issued in
  conjunction with
  acquisitions..........          --             --
Common stock issued in
  connection with
  incentive plans.......          --          2,296
Amortization of deferred
  compensation..........          --            133
Income tax benefit from
  stock options
  exercised.............          --          1,054
Net income..............     182,917        182,917
                          -----------   -----------
Balance at May 31,
  2001..................  $ (821,993)   $  (389,930)
                          ===========   ===========

                 See noted to consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        YEAR ENDED MAY 31,
                                                              --------------------------------------
                                                                2001          2000          1999
                                                              ---------    ----------    -----------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 182,917    $   16,677    $   (80,167)
                                                              ---------    ----------    -----------
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Depreciation and amortization.............................    114,644        82,624        114,696
  Minority interest in loss of subsidiaries.................    (11,161)          (76)          (281)
  Deferred income taxes.....................................     32,758        (3,849)        (9,886)
  Income from equity investments............................     (8,033)      (16,500)       (11,502)
  (Gain) loss on disposition of assets......................   (369,181)           72         (8,031)
  Extraordinary loss on extinguishment of debt..............         --            --         35,079
  Recapitalization costs....................................         --            --         52,831
  Cumulative effect of change in accounting principle.......      3,719            --             --
  Other.....................................................      6,857         7,011          5,577
  Changes in assets and liabilities, net of effects of
    acquisitions and dispositions:
    Accounts receivable -- (increase).......................    (10,662)      (16,087)       (11,052)
    Prepaid expenses and other current
      assets -- (increase)..................................    (15,314)       (7,112)          (858)
    Accounts payable, accrued expenses and other current
      liabilities -- increase (decrease)....................     35,207        (5,375)        55,586
    Deferred revenue and customer deposits -- increase......     15,405         1,694          2,186
                                                              ---------    ----------    -----------
  Total adjustments.........................................   (205,761)       42,402        224,345
                                                              ---------    ----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...    (22,844)       59,079        144,178
                                                              ---------    ----------    -----------
INVESTING ACTIVITIES:
  Proceeds from disposition of assets, net of cash
    expenses................................................    489,727           704         18,202
  Capital expenditures......................................   (224,978)     (149,112)      (103,404)
  Acquisitions, net of cash acquired........................   (344,169)     (100,323)        (3,000)
  Deposits on long-term assets..............................    (30,000)           --         (2,200)
  Purchase of restricted securities.........................         --       (39,886)       (77,499)
  Proceeds from maturity of restricted securities...........     19,888        79,882         19,998
  Purchase of short-term investments........................   (250,519)           --             --
  Proceeds from sale of short-term investments..............    252,626            --             --
  Acquisition of minority partnership interests.............         --          (323)            --
  Distributions received from equity investments............     16,423        19,779         10,958
  Capital contributed to equity investments.................       (821)       (3,079)            --
                                                              ---------    ----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES.................    (71,823)     (192,358)      (136,945)
                                                              ---------    ----------    -----------
FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt..............    403,765     1,068,018      1,484,500
  Repayment of debt.........................................   (298,713)     (969,525)      (531,643)
  Debt issuance costs paid..................................     (2,220)       (4,865)       (61,212)
  Premiums paid on early extinguishment of debt.............         --            --        (44,634)
  Proceeds from issuance of class A common stock............         --            --        427,650
  Proceeds from the exercise of stock options...............      2,301         1,389             --
  Redemption of preferred stock.............................         --            --       (128,154)
  Purchase of common stock in conjunction with
    recapitalization........................................         --            --     (1,052,436)
  Dividends paid............................................         --            --        (18,131)
  Treasury stock purchases..................................         --            --         (1,077)
  Recapitalization costs paid...............................         --            --        (45,575)
                                                              ---------    ----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............    105,133        95,017         29,288
                                                              ---------    ----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     10,466       (38,262)        36,521
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     12,879        51,141         14,620
                                                              ---------    ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  23,345    $   12,879    $    51,141
                                                              =========    ==========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
  Interest..................................................  $ 148,239    $  159,393    $    52,844
                                                              =========    ==========    ===========
  Income taxes..............................................  $ 135,874    $    5,062    $     4,349
                                                              =========    ==========    ===========

                See notes to consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Description of Business:

     Centennial Communications Corp. (together with its subsidiaries and partnership interests, the "Company") provides wireless communications and broadband services in the Caribbean and wireless communications in the United States.

     The Company owns and operates wireless licenses in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands and provides voice, data, video and Internet services on broadband networks in the Caribbean region. The Company owns and operates wireless telephone systems in the United States pursuant to 30 wireless licenses.

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents:

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents, which are stated at cost and approximate fair value, consist principally of overnight deposits and commercial paper.

  Restricted Investments:

     Restricted investments consisted of overnight deposits and U.S. government securities with original maturity dates of greater than three months. All U.S. government securities were classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities were presented at cost, adjusted for amortization of premiums and discounts. Restricted investments were classified based on the date of the interest payment for which they were pledged. At May 31, 2000, the Company had restricted investments consisting of overnight deposits in the amount of $19,888.

  Inventory:

     Inventory consists primarily of phones and accessories. Inventory is stated at the lower of cost or market, determined on a specific identification basis.

  Property, Plant and Equipment:

     Property, plant and equipment is stated at original cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Transmission and distribution systems and related
  equipment.................................................         7-10
                                                                    years
Miscellaneous equipment and furniture and fixtures..........         5-20
                                                                    years
Personal Communications Service ("PCS") phones..............    18 months

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Equity Investments in Wireless Systems:

     The Company accounts for its investments in which it exercises significant influence, but which it does not control, using the equity method. Under the equity method, the Company records such investments at purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions and the Company's share of the partnerships' results of operations. The difference between the cost of such investments and the underlying book value of $4,456 as of May 31, 2001 is being amortized over forty years. Effective March 1, 1999, the Company prospectively changed its amortization period for the difference between the cost of such investments and the underlying book value from ten years to forty years to better reflect the period over which the economic benefits of the equity investments are expected to be realized. The effect of this change in amortization periods was a reduction in amortization expense of $4,782 and $10,866 for the years ended May 31, 2001 and 2000, respectively. The effect of this change in amortization periods (net of the related tax effect) was to increase basic and diluted earnings per share by $0.03 and $0.02, respectively, for the year ended May 31, 2001. The effect of this change for the fiscal year ended May 31, 2000 was to increase basic and diluted earnings per share by $0.09 and $0.08, respectively. The effect of this change for the fiscal year ended May 31, 1999 was to decrease net loss by approximately $2,717 and decrease basic and diluted loss per common share by $0.02.

  Caribbean and United States Wireless Licenses:

     Caribbean wireless licenses are being amortized over a period ranging from twenty to forty years using the straight-line method commencing with the date of operations. U.S. wireless licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets and amortization is computed using the straight-line method. Effective March 1, 1999, the Company prospectively changed its amortization period for U.S. wireless licenses from ten years to forty years to better reflect the period over which the economic benefits of the wireless licenses are expected to be realized. The effect of this change in amortization periods was a reduction in amortization expense of $28,892 and $33,627 for the years ended May 31, 2001 and 2000, respectively. The effect of this change in amortization periods (net of the related tax effect) was to increase basic and diluted earnings per share by $0.15 for the year ended May 31, 2001. The effect of this change for the year ended May 31, 2000 was to increase basic and diluted earnings per share by $0.27 and $0.26, respectively. The effect of this change for the year ended May 31, 1999 was to decrease net loss by approximately $9,272 and decrease basic and diluted loss per common share by $0.07 (See Valuation of Long-Lived Assets).

  Goodwill:

     Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase transactions. The amortization of goodwill is on a straight-line basis over the estimated periods to be benefited, ranging from ten to forty years (See Valuation of Long-Lived Assets).

  Franchise and License Acquisition Costs:

     Franchise and license acquisition costs represent the excess of the purchase price over the estimated fair value of identifiable net assets acquired through the Company's cable television acquisitions. The amortization of franchise and license acquisition costs is on a straight-line basis over twenty years (See Valuation of Long-Lived Assets).

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Other Assets:

     Included in other assets at May 31, 2001 is customer lists, totaling $48,285, net of accumulated amortization of $8,592, which were purchased by the Company in connection with acquisitions. The customer lists are being amortized over four years. Also included in other assets at May 31, 2001 is a $30,000 payment related to a multi-year undersea capacity agreement with Global Crossing Ltd. (See Note 3).

  Valuation of Long-Lived Assets:

     Long-lived assets such as property, plant and equipment, licensing costs, goodwill and franchise and license acquisition costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses which generated long-lived assets with the carrying value of the long-lived assets.

  Derivative Financial Instruments:

     Off-balance sheet financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage interest rate risk related to changes in interest rates. The portfolio of derivative financial instruments primarily consists of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap and collar agreements are accrued as interest rates change with the offset recorded in interest expense. See Recent Accounting Pronouncements for a discussion of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

  Revenue Recognition:

     Service revenue includes amounts earned for providing services to wireless and broadband customers. Services billed in advance are recognized as income when earned. Revenues from other services are recognized when earned.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Effective June 1, 2000, the Company changed its method of accounting for certain activation fees charged to its customers to conform its revenue recognition policies to the requirements of SAB No. 101. With the change in accounting, the Company recognizes these fees as revenues over the expected customer service period (ranging from 26 to 48 months). Prior to implementing SAB No. 101, the Company recognized these fees in the period service was initiated. The cumulative effect of retroactively applying this change in accounting principle to periods prior to fiscal 2001 resulted in a one-time, non-cash charge of $3,719, net of taxes of $2,271, and is included in net income for the year ended May 31, 2001.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Income Taxes:

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

  Earnings (Loss) per Common Share:

     Earnings (loss) per common share is calculated using the average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings per Share". Due to the net loss incurred during the year ended May 31, 1999, all options outstanding during that period were anti-dilutive; thus basic and diluted shares were equal.

  Foreign Currency Translation:

     The U.S. dollar is the functional currency of the Company's worldwide operations. Gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

  Management Estimates:

     The Company prepares its financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

  Reclassifications:

     In fiscal 2001, the Company changed the format of its consolidated statement of cash flows from the direct method to the indirect method for purposes of reporting cash flows from operating activities. Additionally, the Company changed its presentation of incollect cost during the year ended May 31, 2001 (the cost associated with its subscribers roaming in other markets). The change was a reclassification of incollect cost from revenue to cost of services. The amounts reclassified for the years ended May 31, 2000 and 1999 were $42,431 and $43,688, respectively. This and certain other prior year information have been reclassified to conform to the current year presentation.

  Stock Split:

     On January 21, 2000, outstanding shares of common stock were split three-for-one. Additionally, the Company effected a three-for-one stock split on January 13, 1999. All common share and per share amounts have been restated to reflect the splits.

  Recent Accounting Pronouncements:

     In July 1999, the FASB issued SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

This standard requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

     On June 1, 2001, the Company adopted SFAS No. 133. Under SFAS No. 133, the Company's interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499 in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by $7,626 in connection with the adoption of SFAS No. 133. This increase was the result of adjusting the carrying amounts of the Company's derivatives to reflect their fair values on June 1, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. The Company is required to implement SFAS No. 141 on July 1, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 142 on June 1, 2002, and it has not yet determined the impact that this statement will have on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to implement SFAS No. 143 on June 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

NOTE 2. THE 1999 MERGER

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

     Pursuant to the terms of the merger agreement, dated as of July 2, 1998 and amended as of November 29, 1998, between the Company and Acquisition (as amended, the "Merger Agreement"), at the time of the Merger, (i) the Company's outstanding class A common stock was converted into the right to receive $4.61 per share (adjusted for two three-for-one stock splits for holders of record on January 8, 1999 and December 20, 1999) in cash or to receive common shares of the Surviving Corporation (the "Surviving Corporation Shares") representing 7.1% of the Surviving Corporation Shares outstanding immediately after the Merger,
(ii) the Company's outstanding class B common stock was converted into the right to receive $41.50 per share in cash (not adjusted for two three-for-one stock splits), and (iii) all outstanding convertible redeemable preferred stock and second series convertible redeemable preferred stock was converted into the right to receive $41.50 per share in cash on an as-converted basis (not adjusted for two three-for-one stock splits). Holders of class A common stock who elected to receive Surviving Corporation Shares each received approximately 9.3% of the shares with respect to which they had made an effective election.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

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

     The Company recorded one-time charges of $52,831 for the fiscal year ended May 31, 1999 as recapitalization costs. These costs were primarily due to the purchase by the Company of non-qualifying disposition of stock options exercised, restricted shares and the outstanding options from employees. As part of the Merger all outstanding options purchased were recorded as additional compensation.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

     In April 2001, the Company completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash, subject to adjustment. A portion of the excess of the purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs with the remainder recorded as goodwill.

     In November 2000, the Company sold its Southwest cluster for approximately $202,500 in cash. The Company recorded a pre-tax gain of approximately $183,000, which is included in gain on disposition of assets in the consolidated statement of operations.

     In September 2000, the Company completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. The excess of the purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs.

     In July 2000, the Company acquired a 60% interest in Infochannel Limited, an Internet service provider on the island of Jamaica for $8,000 in cash. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

     In July 2000, the Company purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own. The purchase price was approximately $42,300 in cash, subject to adjustment.

     In May 2000, the Company acquired a 51% interest in Paradise Wireless (Jamaica) Limited, a Jamaican company which holds a 20 MHz CDMA license covering the island of Jamaica. The purchase price was $25,500 in cash. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

     In April 2000, the Company acquired a wireless telephone system in the Kokomo, Indiana MSA for cash of approximately $25,600.

     In April 2000, the Company acquired a 70% interest in All America Cables and Radio, Inc. ("AACR") in the Dominican Republic for approximately $25,000 in cash. AACR is an international long distance provider that also holds a 30 MHz PCS license, a Local Multipoint Distribution System license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

     In November 1999, the Company acquired the wireless telephone system in Allegan, Michigan (Michigan-8) for approximately $31,000 in cash and 300,000 shares of the Company's common stock (valued at $3,700 on the date of closing).

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

     In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of the Company's common stock (valued at $3,900 on the date of closing), of which 120,000 shares were issued in fiscal 2001. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

     See Note 4 for a discussion of the equity investments the Company disposed of during the years ended May 31, 2001, 2000 and 1999.

     The above noted acquisitions were accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the accounts and results of operations of the acquired businesses from the dates of acquisition.

     The following summary pro forma information includes the operations of the Company and the completed acquisitions as if such acquisitions had been consummated as of June 1, 1999.

                                                          YEAR ENDED MAY 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                             (UNAUDITED)
Revenues...............................................  $668,313    $620,701
Net income.............................................   176,698       1,347
Earnings per common share:
  Basic................................................  $   1.87    $   0.01
  Diluted..............................................      1.83        0.01

     Pro forma income per common share for the years ended May 31, 2001 and 2000 is calculated using the weighted-average number of common shares outstanding during the period, as if such acquisitions had been consummated as of June 1, 1999.

  Other Acquisitions:

     In April 2001 the Company announced that it entered into an agreement with Global Crossing Ltd. and in June 2001 entered into a definitive $97,500, multi-year agreement under which Global Crossing Ltd. will provide the Company with fiber-optic undersea capacity connecting the Caribbean and the United States. The Company also has an option to purchase additional capacity for $52,500. In addition, as part of the transaction, Global Crossing and the Company have entered into a $19,500, multi-year agreement under which the Company will provide Global Crossing with products and services in the Caribbean.

     In December 2000, the Company acquired Com Tech International Corporation, an owner of undersea fiber optic cable capacity for approximately $16,900.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

NOTE 4. EQUITY INVESTMENTS IN WIRELESS SYSTEMS

     The following represents Centennial's ownership percentage of the wireless partnerships in which the Company's investments are accounted for by the equity method as of May 31, 2001 and 2000:

                                                              OWNERSHIP %
                                                              ------------
WIRELESS PARTNERSHIP                                          2001    2000
--------------------                                          ----    ----
Cal-One Cellular Limited Partnership........................   6.9%    6.9%
Pennsylvania RSA-6 (I) Limited Partnership..................  14.3%   14.3%
Lake Charles CellTel Co.....................................    --%   25.1%
Sacramento-Valley Limited Partnership.......................    --%   23.5%
Modoc RSA Limited Partnership...............................    --%   25.0%
Pennsylvania RSA-6 (II) Limited Partnership.................    --%   14.3%
GTE Mobilnet of California Limited Partnership..............    --%    2.9%

     In November 2000, the Company sold its interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $159,100, which is included in gain on disposition of assets in the consolidated statement of operations.

     In September 2000, the Company sold its 25.0% equity investment interest in the Modoc, California Partnership and its 14.3% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

     In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,100 of current assets. The Company recorded a pre-tax gain of approximately $25,100, which is included in gain on disposition of assets in the consolidated statement of operations.

     In July 2000, the Company purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own.

     In June 1998, the Company disposed of its investment interest in the Coconino, Arizona RSA, for $13,500 in cash. The Company recorded a pre-tax gain of approximately $7,600 in relation to the sale of this investment interest in fiscal 1999, which is recorded in gain on disposition of assets in the consolidated statement of operations.

     The following table summarizes the assets, liabilities and partners' capital, and results of operations of the wireless partnerships in which the Company's investments are accounted for by the equity method. The wireless partnerships' results of operations are included for the period during which the Company held an equity investment interest in such partnerships. All amounts have been derived from the individual wireless

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

partnerships' financial statements and adjusted for interim financial activity from the wireless partnerships' calendar year end to the Company's fiscal year end.

                                                                    MAY 31,
                                                              -------------------
(UNAUDITED)                                                    2001        2000
-----------                                                   -------    --------
ASSETS
Current.....................................................  $ 6,182    $143,259
Noncurrent..................................................   10,859     523,807
                                                              -------    --------
          Total assets......................................  $17,041    $667,066
                                                              =======    ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities.........................................  $ 1,074    $109,631
Noncurrent liabilities......................................       --       1,996
Partners' capital...........................................   15,967     555,439
                                                              -------    --------
          Total liabilities and partners' capital...........  $17,041    $667,066
                                                              =======    ========

                                                            YEAR ENDED MAY 31,
                                                     --------------------------------
(UNAUDITED)                                            2001        2000        1999
-----------                                          --------    --------    --------
RESULTS OF OPERATIONS
  Revenues.........................................  $260,289    $678,881    $611,603
  Costs and expenses...............................   187,402     515,054     478,463
  Other (income) expense...........................    (2,007)        679         430
                                                     --------    --------    --------
          Net income...............................    74,894     163,148     132,710
                                                     ========    ========    ========
Centennial Communications Corp. share of
  partnership net income...........................  $  8,033    $ 16,500    $ 11,502
                                                     ========    ========    ========

     Under the terms of certain partnership agreements, the Company may be committed to funding other partners' portions of capital expenditures and other costs, if other means of financing are not available to the partnerships. The Company does not expect such funding to be material.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION

     Property, plant and equipment consists of the following:

                                                                     MAY 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Land........................................................  $   4,790    $   2,259
Transmission and distribution systems and related
  equipment.................................................    744,756      485,422
Miscellaneous equipment and furniture and fixtures..........     78,647       43,699
PCS phones..................................................     30,497       30,953
                                                              ---------    ---------
                                                                858,690      562,333
Accumulated Depreciation....................................   (224,153)    (163,988)
                                                              ---------    ---------
                                                              $ 634,537    $ 398,345
                                                              =========    =========

     Depreciation expense was approximately $86,375, $68,788 and $63,830 for the years ended May 31, 2001, 2000 and 1999, respectively.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

     Accrued expenses and other current liabilities consist of the following:

                                                                    MAY 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Accrued miscellaneous.......................................  $ 69,785    $ 49,615
Deferred revenue and customer deposits......................    36,155      14,758
Accrued interest payable....................................    23,543      21,264
Accrued income taxes payable................................    23,566       7,968
Accrued property tax........................................     8,252      13,338
                                                              --------    --------
                                                              $161,301    $106,943
                                                              ========    ========

NOTE 6. DEBT

     Short-term debt consists of the following:

                                                                  MAY 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
13% Notes due July 2000.....................................  $   --    $6,544
Other.......................................................      --       144
                                                              ------    ------
          Total Short-Term Debt.............................  $   --    $6,688
                                                              ======    ======

     Short-term debt was assumed as part of the acquisitions of AACR and Infochannel Limited. This debt was repaid during the year ended May 31, 2001.

     Long-term debt consists of the following:

                                                                      MAY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Term Loans..................................................  $  987,500    $  993,000
Revolving Credit Facility...................................     156,000        30,000
10 3/4% Subordinated Debt due 2008..........................     370,000       370,000
Mezzanine Debt..............................................     172,181       169,931
Lucent Credit Facility......................................       4,365            --
8 7/8% Senior Notes due 2001................................       1,388         1,388
Notes Payable...............................................         516        13,235
10 1/8% Senior Notes due 2005...............................         219           219
Other.......................................................          67            --
                                                              ----------    ----------
          Total Long-Term Debt..............................   1,692,236     1,577,773
Current Portion of Long-Term Debt...........................     (29,947)      (11,725)
                                                              ----------    ----------
          Net Long-Term Debt................................  $1,662,289    $1,566,048
                                                              ==========    ==========

     On February 29, 2000, the Company amended and restated its existing senior term loan and revolving credit facilities and increased the commitment thereunder by $200,000 to an aggregate of $1,250,000. The amended and restated credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $987,500 and $156,000, respectively, were outstanding as of

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

May 31, 2001. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the London Inter-Bank Offering Rate ("LIBOR") plus the applicable margin. The maximum applicable margin for the term loans and revolving credit facility ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBORs at the interest reset dates. The weighted-average LIBOR at May 31, 2001 was 4.17%. Substantially all of the Company's assets and the Company's common stock in its subsidiaries are pledged as collateral for the debt.

     In December 1998, the Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In July 1999, the Company registered the $370,000 of debt securities with the SEC. Approximately $57,500 of the proceeds from this offering were used during fiscal 1999 to purchase a portfolio of government securities that was pledged for the benefit of holders of the senior subordinated notes to pay the first three interest payments on the notes. The remaining investments, which included overnight investments, were recorded as restricted investments on the Company's consolidated balance sheet for the year ended May 31, 2000. There were no restricted investments as of May 31, 2001.

     In connection with the 1999 Merger, an affiliate of WCAS VIII purchased $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ("Mezzanine Debt"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

     In March 2001, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica"), a subsidiary of the Company, signed an agreement with Lucent Technologies ("Lucent") whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit facility will bear interest at LIBOR (3.93% at May 31, 2001) plus 6.50%. The Lucent Credit facility matures in 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability, among other things, incur additional indebtedness. As of May 31, 2001, $4,365 was outstanding under the Lucent Credit Facility. In connection with the Lucent Credit Facility, the Company has agreed to make a total of approximately $9,690 of capital contributions to Centennial Digital Jamaica over the next several years. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of the Company's outstanding $370,000 high yield notes and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

     Notes Payable were assumed as part of the acquisition of AACR and mature in April 2002.

     Additionally, in connection with the 1999 Merger, the Company consummated tender offers to repurchase its two outstanding public debt issuances (the "Debt Offers"). At the expiration of the Debt Offers, the Company paid consent solicitation fees and tender offer payments to 99.4% of holders of its 8 7/8% Senior Notes due 2001 and 99.8% of its 10 1/8% Senior Notes due 2005. The $1,388 and $219 noted above represent the outstanding balances on these notes. The cost to the Company of the redemption, including accrued interest, premium and expenses was $396,812. In conjunction with the Merger, the Company wrote off the debt issuance costs related to the extinguished debt. The Company recognized an extraordinary loss of $35,079, net of income taxes of $16,698, for the early extinguishment of the Senior Notes. In connection with

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

the Debt Offers, the indentures governing these notes were amended to eliminate substantially all of their restrictive covenants.

     The aggregate annual principal payments for the next five years and thereafter under the Company's long-term debt at May 31, 2001 are summarized as follows:

May 31, 2002................................................  $   29,947
May 31, 2003................................................      61,774
May 31, 2004................................................      84,250
May 31, 2005................................................     107,406
May 31, 2006................................................     131,214
May 31, 2007 and thereafter.................................   1,277,645
                                                              ----------
                                                              $1,692,236
                                                              ==========

     Under the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. The Company is effectively prohibited from paying cash dividends on its common stock by provisions of its credit facility. The Company was in compliance with all covenants of its debt agreements at May 31, 2001.

     Interest expense, as reflected on the financial statements, has been partially offset by interest income. The gross interest expense for the years ended May 31, 2001, 2000 and 1999 was approximately $161,418, $153,171 and
$92,102, respectively.

     The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the term loans to a fixed rate as part of its interest rate risk management program. The interest rate swap and collar agreements cover a portion of the outstanding principal of the Company's term loans. The notional amounts of the interest rate swap and collar agreements as of May 31, 2001 were $350,000 and $100,000, respectively. The counter-parties on the interest rate swap and collar agreements are major financial institutions. The interest rate swap agreements expire at various times through March 2004, while the interest rate collar agreement expires in February 2004. Amounts paid under swap agreements were immaterial and charged to interest expense.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these financial instruments. The carrying amount of restricted investments approximates fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date. The estimated fair value of the Company's debt and derivative financial instruments is summarized as follows:

                                                          MAY 31,
                                    ----------------------------------------------------
                                              2001                        2000
                                    ------------------------    ------------------------
                                     CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                      AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                    ----------    ----------    ----------    ----------
Long-term debt....................  $1,692,236    $1,677,066    $1,577,773    $1,567,043
Derivative financial instruments:
  Interest rate swap agreements...          --        (6,923)           --        14,310
  Interest rate collar
     agreement....................          --          (703)           --         2,385

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

     Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. All derivative financial instruments are off-balance sheet and therefore have no carrying value. The fair values of the interest rate swap and collar agreements are estimated using quotes from brokers.

NOTE 8. SHAREHOLDERS' EQUITY

  Common Stock:

     During the year ended May 31, 1999, the Company purchased 70,503 shares of its common stock for an aggregate purchase price of $1,077. These shares have been accounted for as treasury shares.

  Preferred Stock:

     During the year ended May 31, 1999, the Company paid quarterly cash dividends with respect to both classes of preferred stock totaling $9,906. The Company currently has no preferred stock outstanding.

NOTE 9. COMPENSATION PLANS AND ARRANGEMENTS

  2000 Employee Stock Purchase Plan:

     The Company has reserved 600,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan (the "Plan"). Under the Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the first or last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions, with no right of prepayment. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan can not be transferred by the recipient and can be forfeited in the event of employment termination. No shares were purchased under the Plan during the fiscal year ended May 31, 2001.

  1999 Stock Option Plan:

     The Company's 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Stock Option Plan") provides for the grant of "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The number of shares of common stock of the Company authorized for issuance under the 1999 Stock Option Plan is 9,000,000 shares. All of the Company's outstanding stock options are under the 1999 Stock Option Plan.

     For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

generally not transferable by the holder. As of May 31, 2001, 79,506 shares of common stock were issued as restricted stock under the 1999 Stock Option Plan.

  1991 Employee Stock Option Plan:

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

     For any participant who owned shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options became exercisable at such time or times as the Employee Stock Option Committee determined when it granted options. The Employee Stock Option Plan permitted the exercise of options by the payment of cash or delivery of shares of class A common stock equal in fair market value on the date of exercise to the exercise price. Options granted under the Employee Stock Option Plan were not transferable by the holder. No options were awarded during the fiscal year ended May 31, 1999.

     Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Employee Stock Option Plan was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $4.61 (adjusted for two three-for-one stock splits for holders of record on January 8, 1999 and December 20, 1999) and the exercise price of the option prior to the effective time of the Merger. The Employee Stock Option Plan was terminated in connection with the Merger (See
Note 2).

  Director Option Plan:

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

     Options became exercisable at the rate of 20% per year beginning with the first anniversary of the date of the grant. The Director Option Plan permitted the exercise of options by payments of cash or class A common stock equal in value to the option price. Options granted under the Director Option Plan were not transferable by the holder other than by will or the laws of descent and distribution. No such options were awarded during the fiscal year ended May 31, 1999.

     Pursuant to the Merger Agreement, at the time of the Merger, each option to purchase class A common stock granted under the Director Option Plan, as amended, was exercised or canceled pursuant to its terms or in exchange for a cash amount equal to the difference between $4.61 (adjusted for two three-for-one stock splits for holders of record on January 8, 1999 and December 20, 1999) and the exercise price of the option prior to the effective time of the Merger, and the Director Option Plan was terminated in connection with the Merger (See Note 2).

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

     A summary of the status of the Company's stock options as of May 31, 1999, 2000 and 2001 and changes during the years then ended are presented below:

                                                                WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ----------    ----------------
Outstanding, June 1, 1998.......................  13,523,787         $ 1.48
Granted.........................................   5,478,000           4.64
Exercised.......................................  (4,211,469)          1.16
Canceled/forfeited..............................  (9,348,318)          1.64
                                                  ----------         ------
Outstanding, May 31, 1999 (no exercisable
  shares).......................................   5,442,000           4.64
Granted.........................................   3,490,600          14.53
Exercised.......................................    (295,680)          4.71
Canceled/forfeited..............................  (1,865,249)          6.27
                                                  ----------         ------
Outstanding, May 31, 2000 (771,955 exercisable
  shares at a weighted-average exercise price of
  $4.65)........................................   6,771,671           9.29
Granted.........................................   1,237,500          17.60
Exercised.......................................    (397,136)          5.78
Canceled/forfeited..............................    (252,648)         11.40
                                                  ----------         ------
Outstanding, May 31, 2001 (2,147,677 exercisable
  shares at a weighted-average exercise price of
  $8.07)........................................   7,359,387         $10.80
                                                  ==========         ======

     The following table summarizes information about options outstanding at May 31, 2001:

                                OPTIONS OUTSTANDING
                 -------------------------------------------------        OPTIONS EXERCISABLE
                               WEIGHTED-AVERAGE                      ------------------------------
RANGE OF           OPTIONS        REMAINING       WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$4.61-6.00        3,261,312       7.61 years           $ 4.63         1,426,827         $ 4.63
$11.67-13.15      1,467,075       8.32 years            12.36           321,350          12.39
$16.13-19.25      2,566,800       9.05 years            17.42           383,450          16.61
$24.38               64,200       8.79 years            24.38            16,050          24.38
                  ---------       ----------           ------         ---------         ------
                  7,359,387       8.26 years           $10.80         2,147,677         $ 8.07
                  =========       ==========           ======         =========         ======

  1991 Employee Stock Purchase Plan

     The Company had reserved 1,800,000 shares of class A common stock for issuance under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees (which generally includes all full-time employees of the Company) were able to subscribe for shares of class A common stock at a purchase price of 85% of the average market price (as defined) of the class A common stock on the first day or last day of the payroll deduction period relating to an offering under the Purchase Plan. Payment of the purchase price of the shares was to be made in installments through payroll deductions, with no right of prepayment. The Purchase Plan was administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of class A common stock under the Purchase Plan could not be transferred by the recipient and could be forfeited in the event of the recipient's termination of employment. During the fiscal year ended May 31, 1999, 146,640 shares were purchased by employees under the Purchase Plan. The Purchase Plan was terminated in connection with the Merger.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

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

     Generally, any employee will realize compensation taxable as ordinary income, and the Company will be entitled to a corresponding tax deduction in an amount equal to the sum of any cash received by the employee plus the fair market value of any shares of class A common stock received by the employee. There were no restricted shares issued for awards under the Equity Plan during the fiscal year ended May 31, 1999. The Equity Plan was terminated in connection with the Merger.

     The estimated weighted-average fair value of options granted during fiscal 2001, 2000 and 1999 were $10.01 per share, $7.97 per share, and $2.30 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option plan.

     Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income
(loss) per common share for the years ended May 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                                        2001       2000        1999
                                                      --------    -------    --------
Income (loss) applicable to common shares:
  As reported.......................................  $182,917    $16,677    $(90,073)
  Pro forma.........................................   173,031     10,255     (91,228)
Income (loss) per common share:
  Basic:   As reported..............................  $   1.93    $  0.18    $  (0.72)
           Pro forma................................      1.83       0.11       (0.73)
  Diluted: As reported..............................  $   1.89    $  0.17    $  (0.72)
           Pro forma................................      1.79       0.10       (0.73)

     The fair value of options granted under the Company's stock option plans during fiscal 2001, 2000 and 1999 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                                           2001       2000       1999
                                                          -------    -------    -------
Expected volatility.....................................    71.26%     64.55%     57.00%
Risk-free interest rate.................................     4.84%      6.54%      5.64%
Expected lives of option grants.........................  4 years    4 years    4 years
Expected dividend yield.................................     0.00%      0.00%      0.00%

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Retirement Plans

     The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. Effective in fiscal year 1999, the Company began providing a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,067, $1,205 and $1,376 for the years ended May 31, 2001, 2000, and 1999, respectively. The profit sharing component represented approximately $353 and $816 of the total expense for the years ended May 31, 2000 and 1999, respectively. There was no profit sharing component for the year ended May 31, 2001.

NOTE 10. INCOME TAXES

     Earnings (loss) before income taxes and minority interest in loss of subsidiaries are as follows:

                                                            YEAR ENDED MAY 31,
                                                      -------------------------------
                                                        2001       2000        1999
                                                      --------    -------    --------
Domestic............................................  $405,430    $ 9,677    $(35,237)
Foreign.............................................   (44,263)    12,492     (16,952)
                                                      --------    -------    --------
Total...............................................  $361,167    $22,169    $(52,189)
                                                      ========    =======    ========

     The components of the Company's provision for (benefit from) income taxes are summarized as follows:

                                                             YEAR ENDED MAY 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Current:
  Federal............................................  $107,778    $ 3,849    $    --
  State..............................................    44,902      4,210      3,066
  Foreign............................................       254      1,358         --
                                                       --------    -------    -------
                                                        152,934      9,417      3,066
                                                       --------    -------    -------
Deferred
  Federal............................................    34,619     (5,502)    (7,590)
  State..............................................    (1,861)     1,889     (2,296)
  Foreign............................................        --       (236)        --
                                                       --------    -------    -------
                                                         32,758     (3,849)    (9,886)
                                                       --------    -------    -------
Total................................................  $185,692    $ 5,568    $(6,820)
                                                       ========    =======    =======

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

     The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

                                                            YEAR ENDED MAY 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
Computed tax expense (benefit) at federal statutory
  rate on the earnings (loss) before income taxes
  and minority interest............................  $126,409    $  7,759    $(18,266)
Nondeductible amortization resulting from acquired
  subsidiaries.....................................     1,872       1,411       1,309
Minority interest in loss of subsidiaries..........     3,695          27          98
Difference in gain on dispositions related to
  nondeductible goodwill...........................    16,171          --          --
State and local income tax provision, net of
  federal income tax benefit.......................    27,977       4,105         500
Nondeductible compensation.........................        --          --       9,258
Nondeductible interest related to high yield debt
  obligation.......................................     1,286       1,349         573
Foreign withholding tax on deemed distributions for
  Puerto Rico tax purposes.........................        --       1,122          --
Foreign loss not subject to income tax.............     8,404          --          --
Other, including the establishment or release of
  valuation allowance for certain net operating
  losses, certain basis differences in minority
  partnerships and expiring state net operating
  losses...........................................      (122)    (10,205)       (292)
                                                     --------    --------    --------
                                                     $185,692    $  5,568    $ (6,820)
                                                     ========    ========    ========

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                          YEAR ENDED MAY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
Deferred Tax Assets:
  Tax loss and credit carryforwards.....................  $ 27,528    $66,249
  High yield debt obligation............................     5,385      4,270
  Other.................................................     6,214      3,650
  Valuation allowance...................................    (4,549)    (4,147)
                                                          --------    -------
                                                            34,578     70,022
                                                          --------    -------
Deferred Tax Liabilities:
  Amortization of intangible assets.....................    55,669     33,096
  Depreciation of fixed assets..........................    45,937     27,676
  Basis difference in minority partnerships.............        91      5,401
                                                          --------    -------
                                                           101,697     66,173
                                                          --------    -------
          Net deferred tax assets/ (liabilities)........  $(67,119)   $ 3,849
                                                          ========    =======

     The valuation allowance recorded at May 31, 2001 represents the portion of recorded tax loss carryforwards for which it is more likely than not that the benefit of such carryforwards will not be realized.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

Such valuation allowance increased by $402 at May 31, 2001 based on the determination that it is more likely than not that the benefit of certain losses generated in the current year will not be realized due to a lack of earnings history for certain foreign branches and subsidiaries of the Company.

     At May 31, 2001, the Company's consolidated balance sheet includes a current deferred tax asset of $6,435 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $73,554. At May 31, 2000, the net deferred tax asset of $3,849 was included in other assets -- net in the consolidated balance sheet.

     At May 31, 2001, one of the Company's subsidiaries had approximately $11,850 of net operating loss carryforwards for federal income tax purposes, expiring from May 31, 2012 through May 31, 2019, all of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986.

     The Company has federal minimum tax credit carryforwards of approximately $17,260 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

     The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $1,054 and $872 for the years ended May 31, 2001 and 2000, respectively. There was no benefit for the year ended May 31, 1999.

  Expense in Lieu of Income Taxes:

     In accordance with the terms of the Concession Contract signed with the Dominican Government, which is in effect through 2014, AACR, a 70% owned subsidiary of the Company, has an exemption from income tax but has to pay instead a fixed tax equal to 10% of gross Dominican Republic revenues, after deducting charges for access to the local network, plus 10% of net international settlement revenues. This tax, which is included in cost of services in the consolidated statements of operations, is based on the amounts collected monthly by AACR and is payable within the first ten days of the month following collection. This tax will never be less than 9,000 Dominican pesos (approximately $540, based on the exchange rate at May 31, 2001) annually.

NOTE 11. RELATED PARTY TRANSACTIONS

     In June 2001, a subsidiary of the Company entered into a capacity purchase agreement with a subsidiary of Global Crossing Ltd., pursuant to which the Company agreed to purchase $97,500 of undersea fiber optic capacity from Global Crossing over several years. During fiscal 2001, the Company paid $30,000 to Global Crossing under that agreement. In addition, in June 2001, a subsidiary of the Company and a subsidiary of Global Crossing entered into an agreement pursuant to which Global Crossing agreed to purchase $19,500 of products and services in the Caribbean from the Company. In May 2001, Global Crossing paid the Company $4,500 under such agreement. John M. Scanlon, a director of the Company, was formerly a director and Chief Executive Officer of Global Crossing and is currently a director of Asia Global Crossing, a subsidiary of Global Crossing.

     The Company is controlled by WCAS VIII. WCAS VIII and its affiliates have an approximate 60% common stock interest. The Company entered into a stockholders' agreement with WCAS VIII and

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

Blackstone Capital Partners ("Blackstone"), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. The Company recorded expenses of $750, $750 and $313 under the stockholders' agreement for the years ended May 31, 2001, 2000 and 1999. At May 31, 2001 and 2000, $125 of such amounts was recorded within payable to affiliates in the Company's consolidated balance sheets.

     Prior to the Merger, the Company was controlled by Century Communications Corp. ("Century"). Century had an approximate 34% common stock interest and, through ownership of the Company's class B common stock which had disproportionate votes per share (15 votes per share), an approximate 74% voting interest in the Company at May 31, 1998. For the year ended May 31, 1999, the Company recorded expenses of $583 under a services agreement pursuant to which Century, through its personnel, provided certain services to the Company.

     Leavy Rosensweig & Hyman, of which David Z. Rosensweig, a director and Secretary of the Company prior to the Merger, was a member, served as general counsel to Century and, prior to the Merger, the Company. The Company paid approximately $248 for legal services to Leavy, Rosensweig & Hyman for the fiscal year ended May 31, 1999.

NOTE 12. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     To the Company's knowledge, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of the Company's property is subject.

  Lease Commitments

     As of May 31, 2001, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year were as follows:

2002.......................................................  $17,799
2003.......................................................   12,596
2004.......................................................   10,948
2005.......................................................    9,529
2006.......................................................    6,850
2007 and thereafter........................................   32,961
                                                             -------
                                                             $90,683
                                                             =======

     Rent expense under operating leases was approximately $16,757, $11,787 and $8,697 for the years ended May 31, 2001, 2000 and 1999, respectively.

  Global Crossing Agreement

     Under the terms of the undersea capacity agreement with Global Crossing Ltd., the Company is required to make payments of $67,500 based on the delivery of such capacity to the Company. The Company also has an option to purchase additional capacity for $52,500.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Equipment and Installation Services

     In July 2001, the Company entered into an agreement with Nortel Networks pursuant to which the Company has agreed, subject to certain conditions, to purchase equipment and installation services for its wireless telephone systems over the next two years at a cost of approximately $39,958.

     In March 2001, the Company entered into an agreement with Lucent Technologies pursuant to which the Company has agreed to purchase equipment and installation services for its wireless telephone system in Jamaica through February 2003 at a cost of approximately $65,000.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL DATA

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

                               AS OF MAY 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        CENTENNIAL
                                 CENTENNIAL         CENTENNIAL                          CENTENNIAL                    COMMUNICATIONS
                                PUERTO RICO          CELLULAR                         COMMUNICATIONS                    CORP. AND
                              OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS    SUBSIDIARIES
                              ----------------   -----------------   --------------   --------------   ------------   --------------
ASSETS
Current assets:
  Cash and cash
    equivalents.............      $  8,900          $       --         $   14,445       $      --      $        --      $   23,345
  Accounts
    receivable -- net.......        33,623                  --             39,015              --               --          72,638
  Inventory -- phones and
    accessories -- net......         3,610                  --             17,448              --               --          21,058
  Prepaid expenses and other
    current assets..........         2,723                  --             12,069              --               --          14,792
                                  --------          ----------         ----------       ---------      -----------      ----------
        Total current
          assets............        48,856                  --             82,977              --               --         131,833
Property, plant &
  equipment -- net..........       242,163                  --            392,374              --               --         634,537
Equity investments in
  wireless systems -- net...            --                  --              1,953              --               --           1,953
Debt issuance
  costs -- net..............        20,659                  --             29,891              --               --          50,550
U.S. wireless
  licenses -- net...........            --                  --            266,773              --               --         266,773
Caribbean wireless
  licenses -- net...........            --                  --            120,061              --               --         120,061
Goodwill  -- net............         5,162                  --            140,907              --               --         146,069
Franchise and license
  acquisition
  costs -- net..............            --                  --            164,752              --               --         164,752
Intercompany................         1,571           1,296,500            961,311         591,171       (2,850,553)             --
Investment in
  subsidiaries..............            --            (303,111)           449,415        (778,111)         631,807              --
Other assets -- net.........         5,422                  --             72,325              --               --          77,747
                                  --------          ----------         ----------       ---------      -----------      ----------
        Total...............      $323,833          $  993,389         $2,682,739       $(186,940)     $(2,218,746)     $1,594,275
                                  ========          ==========         ==========       =========      ===========      ==========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

                                                                                                                        CENTENNIAL
                                 CENTENNIAL         CENTENNIAL                          CENTENNIAL                    COMMUNICATIONS
                                PUERTO RICO          CELLULAR                         COMMUNICATIONS                    CORP. AND
                              OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS    SUBSIDIARIES
                              ----------------   -----------------   --------------   --------------   ------------   --------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of long
    term debt...............      $ 11,750          $   16,250         $      559       $   1,388      $        --      $   29,947
  Accounts payable..........        16,745                  --             21,301              --               --          38,046
  Accrued expenses and other
    current liabilities.....        29,808                  --            130,761             732               --         161,301
  Payable to affiliates.....            --                  --                125              --               --             125
                                  --------          ----------         ----------       ---------      -----------      ----------
        Total current
          liabilities.......        58,303              16,250            152,746           2,120               --         229,419
Long-term debt..............       650,750             834,750              4,389         172,400               --       1,662,289
Deferred federal income
  taxes.....................            --                  --             73,554              --               --          73,554
Minority interest in
  subsidiaries..............            --                  --             17,431              --               --          17,431
Other liabilities...........            --                  --              1,512              --               --           1,512
Intercompany................       130,198             920,500          1,771,551          28,470       (2,850,719)             --
Stockholders' equity
  (deficit):
  Common stock..............            --                  --                 --             949               --             949
  Preferred stock...........       465,000                  --                 --              --         (465,000)             --
  Additional paid-in
    capital.................      (914,726)                 --          1,381,565         432,375         (466,839)        432,375
  Accumulated deficit.......       (65,692)           (778,111)          (720,009)       (821,993)       1,563,812        (821,993)
                                  --------          ----------         ----------       ---------      -----------      ----------
                                  (515,418)           (778,111)           661,556        (388,669)         631,973        (388,669)
  Less: treasury shares.....            --                  --                 --          (1,077)              --          (1,077)
  Deferred compensation.....            --                  --                 --            (184)              --            (184)
                                  --------          ----------         ----------       ---------      -----------      ----------
  Total stockholders' equity
    (deficit)...............      (515,418)           (778,111)           661,556        (389,930)         631,973        (389,930)
                                  --------          ----------         ----------       ---------      -----------      ----------
  Total.....................      $323,833          $  993,389         $2,682,739       $(186,940)     $(2,218,746)     $1,594,275
                                  ========          ==========         ==========       =========      ===========      ==========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                       CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                      PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                    OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS
                                    ----------------   -----------------   --------------   --------------   ------------
Revenue...........................      $229,669           $     --          $ 418,879         $     --       $  (4,656)
                                        --------           --------          ---------         --------       ---------
Costs and expenses:
  Cost of equipment sold..........         9,030                 --             39,883               --              --
  Cost of services................        28,008                 --            103,456               --            (406)
  Sales and marketing.............        35,799                 --             58,565               --              --
  General and administrative......        46,797                 --             71,902               --          (4,250)
  Depreciation and amortization...        49,158                 --             65,486               --              --
  Gain on disposition of assets...            (5)                --           (369,176)              --              --
                                        --------           --------          ---------         --------       ---------
                                         168,787                 --            (29,884)              --          (4,656)
                                        --------           --------          ---------         --------       ---------
Operating income..................        60,882                 --            448,763               --              --
                                        --------           --------          ---------         --------       ---------
Income from equity investments....            --                 --              8,033               --              --
Income from investments in
  subsidiaries....................            --            204,091             (7,590)         204,091        (400,592)
Interest expense -- net...........       (66,846)           (69,894)             1,335          (21,174)             --
Other.............................            --                 --                 68               --              --
Intercompany interest
  allocation......................            --             69,894            (69,894)              --              --
                                        --------           --------          ---------         --------       ---------
(Loss) income before income tax
  expense, minority interest and
  cumulative effect of change in
  accounting principle............        (5,964)           204,091            380,715          182,917        (400,592)
Income tax expense................            --                 --           (185,692)              --              --
                                        --------           --------          ---------         --------       ---------
(Loss) income before minority
  interest and cumulative effect
  of change in accounting
  principle.......................        (5,964)           204,091            195,023          182,917        (400,592)
Minority interest in loss of
  subsidiaries....................            --                 --             11,161               --              --
                                        --------           --------          ---------         --------       ---------
(Loss) income before cumulative
  effect of change in accounting
  principle.......................        (5,964)           204,091            206,184          182,917        (400,592)
Cumulative effect of change in
  accounting principle............        (1,626)                --             (2,093)              --              --
                                        --------           --------          ---------         --------       ---------
Net (loss) income.................      $ (7,590)          $204,091          $ 204,091         $182,917       $(400,592)
                                        ========           ========          =========         ========       =========

                                      CENTENNIAL
                                    COMMUNICATIONS
                                      CORP. AND
                                     SUBSIDIARIES
                                    --------------
Revenue...........................    $ 643,892
                                      ---------
Costs and expenses:
  Cost of equipment sold..........       48,913
  Cost of services................      131,058
  Sales and marketing.............       94,364
  General and administrative......      114,449
  Depreciation and amortization...      114,644
  Gain on disposition of assets...     (369,181)
                                      ---------
                                        134,247
                                      ---------
Operating income..................      509,645
                                      ---------
Income from equity investments....        8,033
Income from investments in
  subsidiaries....................           --
Interest expense -- net...........     (156,579)
Other.............................           68
Intercompany interest
  allocation......................           --
                                      ---------
(Loss) income before income tax
  expense, minority interest and
  cumulative effect of change in
  accounting principle............      361,167
Income tax expense................     (185,692)
                                      ---------
(Loss) income before minority
  interest and cumulative effect
  of change in accounting
  principle.......................      175,475
Minority interest in loss of
  subsidiaries....................       11,161
                                      ---------
(Loss) income before cumulative
  effect of change in accounting
  principle.......................      186,636
Cumulative effect of change in
  accounting principle............       (3,719)
                                      ---------
Net (loss) income.................    $ 182,917
                                      =========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                         CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                        PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                      OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS
                                      ----------------   -----------------   --------------   --------------   ------------
OPERATING ACTIVITIES:
  Net (loss) income.................     $  (7,590)          $ 204,091         $ 204,091        $ 182,917       $(400,592)
                                         ---------           ---------         ---------        ---------       ---------
Adjustments to reconcile net (loss)
  income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....        49,158                  --            65,486               --              --
  Minority interest in loss of
    subsidiaries....................            --                  --           (11,161)              --              --
  Deferred income taxes.............            --                  --            32,758               --              --
  Income from equity investments....            --                  --            (8,033)              --              --
  Equity in undistributed earnings
    of subsidiaries.................            --            (204,091)            7,590         (204,091)        400,592
  (Gain) loss on disposition of
    assets..........................            (5)                 --          (369,176)              --              --
  Cumulative effect of change in
    accounting principle............         1,626                  --             2,093               --              --
  Noncash expenses..................        15,380                  --           (17,630)           2,250              --
  Other.............................         3,427                  --             3,430               --              --
  Changes in assets and liabilities,
    net of effects of acquisitions
    and dispositions:
    Accounts
      receivable -- (increase)......        (6,570)                 --            (4,092)              --              --
    Prepaid expenses and other
      current
      assets -- (increase)..........        (2,796)                 --           (12,518)              --              --
    Accounts payable, accrued
      expenses and other current
      liabilities -- (decrease)
      increase......................        (4,378)                 --            39,585               --              --
    Deferred revenue and customer
      deposits -- increase..........         8,632                  --             6,773               --              --
                                         ---------           ---------         ---------        ---------       ---------
  Total adjustments.................        64,474            (204,091)         (264,895)        (201,841)        400,592
                                         ---------           ---------         ---------        ---------       ---------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES........        56,884                  --           (60,804)         (18,924)             --
                                         ---------           ---------         ---------        ---------       ---------
INVESTING ACTIVITIES:
  Proceeds from disposition of
    assets, net of cash expenses....             6                  --           489,721               --              --
  Capital expenditures..............       (90,721)                 --          (134,257)              --              --
  Acquisitions, net of cash
    acquired........................        (2,002)                 --          (342,167)              --              --
  Deposits on long-term assets......            --                  --           (30,000)              --              --
  Proceeds from maturity of
    restricted securities...........            --                  --            19,888               --              --
  Purchase of short-term
    investments.....................            --                  --          (250,519)              --              --
  Proceeds from sale of short-term
    investments.....................            --                  --           252,626               --              --
  Distributions received from equity
    investments.....................            --                  --            16,423               --              --
  Capital contributed to equity
    investments.....................            --                  --              (821)              --              --
                                         ---------           ---------         ---------        ---------       ---------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES........       (92,717)                 --            20,894               --              --
                                         ---------           ---------         ---------        ---------       ---------

                                        CENTENNIAL
                                      COMMUNICATIONS
                                        CORP. AND
                                       SUBSIDIARIES
                                      --------------
OPERATING ACTIVITIES:
  Net (loss) income.................    $ 182,917
                                        ---------
Adjustments to reconcile net (loss)
  income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....      114,644
  Minority interest in loss of
    subsidiaries....................      (11,161)
  Deferred income taxes.............       32,758
  Income from equity investments....       (8,033)
  Equity in undistributed earnings
    of subsidiaries.................           --
  (Gain) loss on disposition of
    assets..........................     (369,181)
  Cumulative effect of change in
    accounting principle............        3,719
  Noncash expenses..................           --
  Other.............................        6,857
  Changes in assets and liabilities,
    net of effects of acquisitions
    and dispositions:
    Accounts
      receivable -- (increase)......      (10,662)
    Prepaid expenses and other
      current
      assets -- (increase)..........      (15,314)
    Accounts payable, accrued
      expenses and other current
      liabilities -- (decrease)
      increase......................       35,207
    Deferred revenue and customer
      deposits -- increase..........       15,405
                                        ---------
  Total adjustments.................     (205,761)
                                        ---------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES........      (22,844)
                                        ---------
INVESTING ACTIVITIES:
  Proceeds from disposition of
    assets, net of cash expenses....      489,727
  Capital expenditures..............     (224,978)
  Acquisitions, net of cash
    acquired........................     (344,169)
  Deposits on long-term assets......      (30,000)
  Proceeds from maturity of
    restricted securities...........       19,888
  Purchase of short-term
    investments.....................     (250,519)
  Proceeds from sale of short-term
    investments.....................      252,626
  Distributions received from equity
    investments.....................       16,423
  Capital contributed to equity
    investments.....................         (821)
                                        ---------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES........      (71,823)
                                        ---------

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

                                         CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                        PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                      OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS
                                      ----------------   -----------------   --------------   --------------   ------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of
    long-term debt..................       213,400             186,000             4,365               --              --
  Repayment of debt.................      (238,900)            (40,000)          (19,813)              --              --
  Debt issuance costs paid..........            --                  --            (2,220)              --              --
  Proceeds from the exercise of
    stock options...................            --                  --                --            2,301              --
  Cash received from (paid to)
    affiliates......................        65,255            (146,000)           80,745               --              --
  Cash advances from subsidiaries
    (to parent).....................            63                  --           (16,686)          16,623              --
                                         ---------           ---------         ---------        ---------       ---------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES..................        39,818                  --            46,391           18,924              --
                                         ---------           ---------         ---------        ---------       ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.......................         3,985                  --             6,481               --              --
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR...........................         4,915                  --             7,964               --              --
                                         ---------           ---------         ---------        ---------       ---------
CASH AND CASH EQUIVALENTS, END OF
  YEAR..............................     $   8,900           $      --         $  14,445        $      --       $      --
                                         =========           =========         =========        =========       =========

                                        CENTENNIAL
                                      COMMUNICATIONS
                                        CORP. AND
                                       SUBSIDIARIES
                                      --------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of
    long-term debt..................      403,765
  Repayment of debt.................     (298,713)
  Debt issuance costs paid..........       (2,220)
  Proceeds from the exercise of
    stock options...................        2,301
  Cash received from (paid to)
    affiliates......................           --
  Cash advances from subsidiaries
    (to parent).....................           --
                                        ---------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES..................      105,133
                                        ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.......................       10,466
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR...........................       12,879
                                        ---------
CASH AND CASH EQUIVALENTS, END OF
  YEAR..............................    $  23,345
                                        =========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                               PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                             OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS
                                             ----------------   -----------------   --------------   --------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents................     $   4,915          $       --         $    7,964      $        --     $        --
  Restricted investments...................            --                  --             19,888               --              --
  Accounts receivable -- net...............        24,374                  --             45,318               --              --
  Inventory -- phones and
    accessories -- net.....................           412                  --             10,423               --              --
  Prepaid expenses and other current
    assets.................................         3,863                  --              2,589               --              --
                                                ---------          ----------         ----------      -----------     -----------
        Total current assets...............        33,564                  --             86,182               --              --
Property, plant & equipment --
  net......................................       195,770                  --            202,575               --              --
Equity investments in wireless
  systems -- net...........................            --                  --             72,894               --              --
Debt issuance costs -- net.................        24,091                  --             32,018               --              --
U.S. wireless licenses -- net..............            --                  --            241,855               --              --
Caribbean wireless licenses --
  net......................................            --                  --            122,297               --              --
Goodwill -- net............................            --                  --            137,545               --              --
Intercompany...............................            --           1,150,500            941,344          587,688      (2,679,532)
Investment in subsidiaries.................            --            (507,202)           482,809         (982,202)      1,006,595
Other assets -- net........................         6,541                  --             17,401               --              --
                                                ---------          ----------         ----------      -----------     -----------
        Total..............................     $ 259,966          $  643,298         $2,336,920      $  (394,514)    $(1,672,937)
                                                =========          ==========         ==========      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of long term debt........     $   5,500          $       --         $    6,225      $        --     $        --
  Short-term debt..........................            --                  --              6,688               --              --
  Accounts payable.........................        10,973                  --             21,265               --              --
  Accrued expenses and other...............
    current liabilities....................        29,302                  --             76,909              732              --
  Payable to affiliates....................            --                  --                125               --              --
                                                ---------          ----------         ----------      -----------     -----------
  Total current liabilities................        45,775                  --            111,212              732              --
Long-term debt.............................       682,500             705,000              7,010          171,538              --
Minority interest in subsidiaries..........            --                  --             25,296               --              --
Intercompany...............................        11,298             920,500          1,738,257            9,546      (2,679,601)
Stockholders' equity (deficit):
  Common stock.............................            --                  --                 --              944              --
  Common stock issuable....................            --                  --                 --            2,355              --
  Preferred stock..........................       465,000                  --                 --               --        (465,000)
  Additional paid-in capital...............      (888,286)                 --          1,381,026          426,675        (492,740)
  Accumulated deficit......................       (56,321)           (982,202)          (925,881)      (1,004,910)      1,964,404
                                                ---------          ----------         ----------      -----------     -----------
                                                 (479,607)           (982,202)           455,145         (574,936)      1,006,664
  Less: treasury shares....................            --                  --                 --           (1,077)             --
  Deferred compensation....................            --                  --                 --             (317)             --
                                                ---------          ----------         ----------      -----------     -----------
        Total stockholders' equity
          (deficit)........................      (479,607)           (982,202)           455,145         (576,330)      1,006,664
                                                ---------          ----------         ----------      -----------     -----------
        Total..............................     $ 259,966          $  643,298         $2,336,920      $  (394,514)    $(1,672,937)
                                                =========          ==========         ==========      ===========     ===========

                                               CENTENNIAL
                                             COMMUNICATIONS
                                               CORP. AND
                                              SUBSIDIARIES
                                             --------------
ASSETS
Current assets:
  Cash and cash equivalents................   $    12,879
  Restricted investments...................        19,888
  Accounts receivable -- net...............        69,692
  Inventory -- phones and
    accessories -- net.....................        10,835
  Prepaid expenses and other current
    assets.................................         6,452
                                              -----------
        Total current assets...............       119,746
Property, plant & equipment --
  net......................................       398,345
Equity investments in wireless
  systems -- net...........................        72,894
Debt issuance costs -- net.................        56,109
U.S. wireless licenses -- net..............       241,855
Caribbean wireless licenses --
  net......................................       122,297
Goodwill -- net............................       137,545
Intercompany...............................            --
Investment in subsidiaries.................            --
Other assets -- net........................        23,942
                                              -----------
        Total..............................   $ 1,172,733
                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of long term debt........   $    11,725
  Short-term debt..........................         6,688
  Accounts payable.........................        32,238
  Accrued expenses and other...............
    current liabilities....................       106,943
  Payable to affiliates....................           125
                                              -----------
  Total current liabilities................       157,719
Long-term debt.............................     1,566,048
Minority interest in subsidiaries..........        25,296
Intercompany...............................            --
Stockholders' equity (deficit):
  Common stock.............................           944
  Common stock issuable....................         2,355
  Preferred stock..........................            --
  Additional paid-in capital...............       426,675
  Accumulated deficit......................    (1,004,910)
                                              -----------
                                                 (574,936)
  Less: treasury shares....................        (1,077)
  Deferred compensation....................          (317)
                                              -----------
        Total stockholders' equity
          (deficit)........................      (576,330)
                                              -----------
        Total..............................   $ 1,172,733
                                              ===========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                        CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                       PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                     OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.        ELIMINATIONS
                                     ----------------   -----------------   --------------   --------------   ------------
Revenue(1).........................      $194,940           $      --         $ 350,869         $     --        $ (2,084)
                                         --------           ---------         ---------         --------        --------
Costs and expenses:
  Cost of equipment sold...........         4,478                  --            29,060               --              --
  Cost of services(1)..............        27,697                  --            77,256               --            (515)
  Sales and marketing..............        30,076                  --            46,724               --              --
  General & administrative.........        47,416                  --            45,243               --          (1,569)
  Depreciation and amortization....        45,007                  --            37,617               --              --
  Loss on disposition of assets....            45                  --                27               --              --
                                         --------           ---------         ---------         --------        --------
                                          154,719                  --           235,927               --          (2,084)
                                         --------           ---------         ---------         --------        --------
Operating income...................        40,221                  --           114,942               --              --
                                         --------           ---------         ---------         --------        --------
Income from equity investments.....            --                  --            16,500               --              --
Income from investments in
  subsidiaries.....................            --              39,385            13,420           39,385         (92,190)
Interest expense -- net............       (26,801)           (102,897)            2,912          (22,708)             --
Intercompany interest allocation...            --             102,897          (102,897)              --              --
                                         --------           ---------         ---------         --------        --------
Income before income tax expense
  and minority interest............        13,420              39,385            44,877           16,677         (92,190)
Income tax expense.................            --                  --            (5,568)              --              --
                                         --------           ---------         ---------         --------        --------
Income before minority interest....        13,420              39,385            39,309           16,677         (92,190)
Minority interest in loss of
  subsidiaries.....................            --                  --                76               --              --
                                         --------           ---------         ---------         --------        --------
Net income.........................      $ 13,420           $  39,385         $  39,385         $ 16,677        $(92,190)
                                         ========           =========         =========         ========        ========

                                       CENTENNIAL
                                     COMMUNICATIONS
                                       CORP. AND
                                      SUBSIDIARIES
                                     --------------
Revenue(1).........................    $ 543,725
                                       ---------
Costs and expenses:
  Cost of equipment sold...........       33,538
  Cost of services(1)..............      104,438
  Sales and marketing..............       76,800
  General & administrative.........       91,090
  Depreciation and amortization....       82,624
  Loss on disposition of assets....           72
                                       ---------
                                         388,562
                                       ---------
Operating income...................      155,163
                                       ---------
Income from equity investments.....       16,500
Income from investments in
  subsidiaries.....................           --
Interest expense -- net............     (149,494)
Intercompany interest allocation...           --
                                       ---------
Income before income tax expense
  and minority interest............       22,169
Income tax expense.................       (5,568)
                                       ---------
Income before minority interest....       16,601
Minority interest in loss of
  subsidiaries.....................           76
                                       ---------
Net income.........................    $  16,677
                                       =========

---------------

(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for Centennial Puerto Rico Operations Corp. and Non-Guarantors for the year ended May 31, 2000 were $1,173 and $41,258, respectively.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                        FOR THE YEAR ENDED MAY 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                   CENTENNIAL         CENTENNIAL                          CENTENNIAL
                                                  PUERTO RICO          CELLULAR                         COMMUNICATIONS
                                                OPERATIONS CORP.   OPERATING CO. LLC   NON-GUARANTORS       CORP.
                                                ----------------   -----------------   --------------   --------------
OPERATING ACTIVITIES:
  Net income.................................      $   13,420          $  39,385          $ 39,385         $ 16,677
                                                   ----------          ---------          --------         --------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization..............          46,576                 --            36,048               --
  Minority interest in loss of
    subsidiaries.............................              --                 --               (76)              --
  Deferred income taxes......................            (236)                --            (3,613)              --
  Income from equity investments.............              --                 --           (16,500)              --
  Equity in undistributed earnings of
    subsidiaries.............................              --            (39,385)          (13,420)         (39,385)
  Loss on disposition of assets..............              45                 --                27               --
  Noncash expenses...........................           7,163                 --            (9,413)           2,250
  Other......................................           1,233                 --             5,778               --
  Changes in assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable -- (increase)........          (9,350)                --            (6,737)              --
    Prepaid expenses and other current
      assets -- (increase)...................          (3,857)                --            (3,255)              --
    Accounts payable, accrued expenses and
      other current liabilities -- increase
      (decrease).............................           3,481                 --            (1,273)          (7,583)
    Deferred revenue and customer deposits --
      (decrease) increase....................             (20)                --             1,714               --
                                                   ----------          ---------          --------         --------
  Total adjustments..........................          45,035            (39,385)          (10,720)         (44,718)
                                                   ----------          ---------          --------         --------
Net cash provided by (used in) operating
  activities.................................          58,455                 --            28,665          (28,041)
                                                   ----------          ---------          --------         --------
INVESTING ACTIVITIES:
  Proceeds from disposition of assets, net of
    cash expenses............................             358                 --               346               --
  Capital expenditures.......................        (103,019)                --           (46,093)              --
  Acquisitions, net of cash
    acquired.................................         (30,902)                --           (69,421)              --
  Purchase of restricted securities..........              --                 --           (39,886)              --
  Proceeds from maturity of restricted
    securities...............................              --                 --            79,882               --
  Acquisition of minority partnership
    interests................................              --                 --              (323)              --
  Distributions received from equity
    investments..............................                                 --            19,779               --
  Capital contributed to equity
    investments..............................              --                               (3,079)
                                                   ----------          ---------          --------         --------
    NET CASH USED IN INVESTING
      ACTIVITIES.............................        (133,563)                --           (58,795)              --
                                                   ----------          ---------          --------         --------
FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term
    debt.....................................       1,024,975             33,800                --            9,243
  Repayment of debt..........................        (497,975)          (471,550)               --               --
  Debt issuance costs paid...................          (2,182)            (2,683)               --               --
  Proceeds from the exercise of stock
    options..................................              --                 --                --            1,389
  Cash received from (paid to) affiliates....        (454,055)           440,433            13,622               --
  Cash advances from subsidiaries (to
    parent)..................................             161                 --           (17,570)          17,409
                                                   ----------          ---------          --------         --------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES.............................          70,924                 --            (3,948)          28,041
                                                   ----------          ---------          --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS....          (4,184)                --           (34,078)              --
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR.......................................           9,099                 --            42,042               --
                                                   ----------          ---------          --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR.......      $    4,915          $      --          $  7,964         $     --
                                                   ==========          =========          ========         ========

                                                                CENTENNIAL
                                                              COMMUNICATIONS
                                                                CORP. AND
                                               ELIMINATIONS    SUBSIDIARIES
                                               ------------   --------------
OPERATING ACTIVITIES:
  Net income.................................    $(92,190)      $   16,677
                                                 --------       ----------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization..............          --           82,624
  Minority interest in loss of
    subsidiaries.............................          --              (76)
  Deferred income taxes......................          --           (3,849)
  Income from equity investments.............          --          (16,500)
  Equity in undistributed earnings of
    subsidiaries.............................      92,190               --
  Loss on disposition of assets..............          --               72
  Noncash expenses...........................          --               --
  Other......................................          --            7,011
  Changes in assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable -- (increase)........          --          (16,087)
    Prepaid expenses and other current
      assets -- (increase)...................          --           (7,112)
    Accounts payable, accrued expenses and
      other current liabilities -- increase
      (decrease).............................          --           (5,375)
    Deferred revenue and customer deposits --
      (decrease) increase....................          --            1,694
                                                 --------       ----------
  Total adjustments..........................      92,190           42,402
                                                 --------       ----------
Net cash provided by (used in) operating
  activities.................................          --           59,079
                                                 --------       ----------
INVESTING ACTIVITIES:
  Proceeds from disposition of assets, net of
    cash expenses............................          --              704
  Capital expenditures.......................          --         (149,112)
  Acquisitions, net of cash
    acquired.................................          --         (100,323)
  Purchase of restricted securities..........          --          (39,886)
  Proceeds from maturity of restricted
    securities...............................          --           79,882
  Acquisition of minority partnership
    interests................................          --             (323)
  Distributions received from equity
    investments..............................          --           19,779
  Capital contributed to equity
    investments..............................                       (3,079)
                                                 --------       ----------
    NET CASH USED IN INVESTING
      ACTIVITIES.............................          --         (192,358)
                                                 --------       ----------
FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term
    debt.....................................          --        1,068,018
  Repayment of debt..........................          --         (969,525)
  Debt issuance costs paid...................          --           (4,865)
  Proceeds from the exercise of stock
    options..................................          --            1,389
  Cash received from (paid to) affiliates....          --               --
  Cash advances from subsidiaries (to
    parent)..................................          --               --
                                                 --------       ----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES.............................          --           95,017
                                                 --------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS....          --          (38,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR.......................................          --           51,141
                                                 --------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR.......    $     --       $   12,879
                                                 ========       ==========

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

NOTE 14. SEGMENT INFORMATION

     The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband (formerly "Caribbean Wireline") and U.S. Wireless (formerly "Domestic"). The Company determines its segments based on the types of services offered as well as geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company's offering of broadband services including switched voice, video, Internet and private line services in Puerto Rico, the Dominican Republic and Jamaica. U. S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense, interest income, income taxes, depreciation and amortization and recapitalization costs.

     Information about the Company's operations in its three business segments for the years ended May 31, 2001, 2000 and 1999 is as follows:

                                    CARIBBEAN   CARIBBEAN
                                    WIRELESS    BROADBAND   U.S. WIRELESS   ELIMINATIONS      CONSOLIDATED
                                    ---------   ---------   -------------   ------------      ------------
YEAR ENDED MAY 31, 2001
Total revenues(1)(2)..............  $196,693    $ 89,068     $  364,894     $    (6,763)(3)    $  643,892
EBITDA............................    79,044      23,757        152,307              --           255,108
Total assets......................   413,480     553,327      1,785,541      (1,158,073)(4)     1,594,275
Capital expenditures..............   116,838      62,622         45,518              --           224,978
YEAR ENDED MAY 31, 2000
Total revenues(1)(2)..............  $162,535    $ 43,878     $  344,946     $    (7,634)(3)    $  543,725
EBITDA............................    76,555       9,640        151,664              --           237,859
Total assets......................   323,260     103,662      1,356,931        (611,120)(4)     1,172,733
Capital expenditures..............    72,737      30,843         45,532              --           149,112
YEAR ENDED MAY 31, 1999
Total revenues(1)(2)..............  $109,766    $ 22,541     $  285,347     $    (4,815)(3)    $  412,839
EBITDA............................    46,830       9,237        127,431              --           183,498
Total assets......................   248,164      45,597        850,645        (158,125)(4)       986,281
Capital expenditures..............    52,571      12,925         37,908              --           103,404

---------------
(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. See Note 1 for a discussion of the reclassification from revenue to cost of services.

(2) Effective June 1, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements". See Note 1 for a discussion of the cumulative effect resulting from this change in accounting principle.

(3) Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(4) Elimination of intercompany investments.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

  Reconciliation of Income (Loss) before Income Taxes, Minority Interest, Extraordinary Item and Cumulative Effect of Change in Accounting Principle

                                                                MAY 31,
                                                   ----------------------------------
                                                     2001         2000         1999
                                                   ---------    ---------    --------
EBITDA for reportable segments...................  $ 255,108    $ 237,859    $183,498
Interest expense, net............................   (156,579)    (149,494)    (87,693)
Depreciation and amortization....................    114,644       82,624     114,696
Recapitalization costs...........................         --           --      52,831
Income from equity investments...................      8,033       16,500      11,502
Gain (loss) on disposition of assets.............    369,181          (72)      8,031
Other............................................         68           --          --
                                                   ---------    ---------    --------
Income (loss) before income taxes, minority
  interest, extraordinary item and cumulative
  effect of change in accounting principle.......  $ 361,167    $  22,169    $(52,189)
                                                   =========    =========    ========

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               AUGUST 31,    NOVEMBER 30,    FEBRUARY 28,    MAY 31,
                                                  2000           2000            2001          2001
                                               ----------    ------------    ------------    --------
Revenues(1)..................................   $157,693       $165,846        $156,948      $163,405
Operating income.............................     77,955        372,523          31,802        27,365
Income (loss) before cumulative effect of
  change in accounting principle.............     23,851        182,240          (3,935)      (15,520)
Cumulative effect of change in accounting
  principle(2)...............................     (3,719)            --              --            --
Net income (loss)(2).........................     20,132        182,240          (3,935)      (15,520)
Income (loss) per common share:
  Basic:
     Income (loss) before cumulative effect
       of change in accounting principle.....       0.25           1.93           (0.04)        (0.16)
     Cumulative effect of change in
       accounting principle(2)...............      (0.04)            --              --            --
     Net income (loss)(2)....................       0.21           1.93           (0.04)        (0.16)
  Diluted:
     Income (loss) before cumulative effect
       of change in accounting principle.....       0.25           1.88           (0.04)        (0.16)
     Cumulative effect of change in
       accounting principle(2)...............      (0.04)            --              --            --
     Net income (loss)(2)....................       0.21           1.88           (0.04)        (0.16)

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 2001, 2000 AND 1999
      (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               AUGUST 31,    NOVEMBER 30,    FEBRUARY 29,    MAY 31,
                                                  1999           1999            2000          2000
                                               ----------    ------------    ------------    --------
Revenues(1)..................................   $128,471       $134,344        $137,450      $143,460
Operating income.............................     38,940         40,373          31,612        44,238
Net income (loss)............................      5,679          7,049          (3,243)        7,192
Income (loss) per common share:
     Basic...................................       0.06           0.08           (0.03)         0.08
     Diluted.................................       0.06           0.07           (0.03)         0.07

---------------
(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for the quarters ended August 31, 2000, November 30, 2000 and February 28, 2001 were $12,449, $11,485 and $8,616, respectively. The amounts reclassified for the quarters ended August 31, 1999, November 30, 1999, February 29, 2000 and May 31, 2000 were $11,199,
    $10,814, $9,829 and $10,589, respectively (see Note 1).

(2) Effective June 1, 2000, the Company changed its method of accounting for certain customer activation fees upon adoption of SAB No. 101. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $3,719, net of income taxes of $2,271, or $0.04 per share (see
    Note 1).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Centennial Communications Corp.
Wall, New Jersey

     We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the "Company") as of May 31, 2001 and 2000, and for each of the three years in the period ended May 31, 2001, and have issued our report thereon dated July 24, 2001 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's change in method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in fiscal 2001); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
July 24, 2001

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
                                       OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS       YEAR
                                      ----------    ----------    ----------    ----------    ----------
Year ended May 31, 2001
  Allowance for Doubtful Accounts...    $6,539       $13,792          $--        $ 7,284       $13,047
                                        ======       =======          ==         =======       =======
  Reserve for Inventory
     Obsolescence...................    $1,052       $   652          $--        $   443       $ 1,261
                                        ======       =======          ==         =======       =======
Year ended May 31, 2000
  Allowance for Doubtful Accounts...    $3,763       $24,358          $--        $21,582       $ 6,539
                                        ======       =======          ==         =======       =======
  Reserve for Inventory
     Obsolescence...................    $1,315       $   142          $--        $   405       $ 1,052
                                        ======       =======          ==         =======       =======
Year ended May 31, 1999
  Allowance for Doubtful Accounts...    $2,693       $ 8,967          $--        $ 7,897       $ 3,763
                                        ======       =======          ==         =======       =======
  Reserve for Inventory
     Obsolescence...................    $  529       $ 2,135          $--        $ 1,349       $ 1,315
                                        ======       =======          ==         =======       =======

     The following documents are filed as part of this Annual Report on Form
10-K:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2.1   --   Agreement and Plan of Merger, dated as of July 2, 1998, by and between CCW Acquisition Corp. and Centennial
              Communications Corp. (incorporated by reference to Exhibit
              2.1 to Centennial Communications Corp.'s Current Report on
              Form 8-K filed on July 16, 1998.
   2.2   --   Amendment to Agreement and Plan of Merger, dated as of
              November 29, 1998, by and between CCW Acquisition Corp. and
              Centennial Communications Corp. (incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.'s Current
              Report on Form 8-K filed on December 7, 1998).
   3.1   --   Amended and Restated Certificate of Incorporation of
              Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.'s
              Registration Statement on Form S-3 filed on July 6, 2000).
   3.2   --   Amended and Restated By-Laws of Centennial Communications
              Corp. (incorporated by reference to Exhibit 3.2 to
              Centennial Communications Corp.'s Current Report on Form 8-K
              filed on January 22, 1999).
   4.1   --   First Amended and Restated Stockholders Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the
              Purchasers named in Schedules I, II, III and IV thereto
              (incorporated by reference to Exhibit 99.3 to Centennial
              Communications Corp.'s Registration Statement on Form S-4
              filed on July 6, 1999).
   4.2   --   First Amended and Restated Registration Rights Agreement
              dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto
              (incorporated by reference to Exhibit 99.4 to Centennial
              Communications Corp.'s Registration Statement on Form S-4
              filed on July 6, 1999).
   4.3   --   Indenture dated as of December 14, 1998 between Centennial
              Cellular Operating Co. LLC and Centennial Communications
              Corp. and Norwest Bank Minnesota as successor trustee to the
              Chase Manhattan Bank, relating to the 10 3/4% Senior
              Subordinated Notes due 2008 (incorporated by reference to
              Exhibit 4.4 to Centennial Communications Corp.'s Current
              Report on Form 8-K filed on January 22, 1999).
   4.4   --   Assumption Agreement and Supplemental Indenture, dated as of
              January 7, 1999, to the Indenture dated as of December 14,
              1998 (incorporated by reference to Exhibit 4.5 to Centennial
              Communications Corp.'s Current Report on Form 8-K filed on
              January 22, 1999).
   4.5   --   Form of 10 3/4% Senior Subordinated Note due 2008, Series B
              of the registrant (included in Exhibit 4.3).
   4.6   --   Pledge and Escrow Agreement, dated as of December 14, 1998, from Centennial Cellular Operating Co. LLC and Centennial
              Communications Corp., as Pledgors, to The Chase Manhattan
              Bank, as Trustee (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.'s Current Report on Form
              8-K filed on January 22, 1999).
  10.1   --   Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000 among Centennial Cellular
              Operating Co. LLC, as Borrower; Centennial Puerto Rico
              Operations Corp., as PR Borrower; Centennial Communications
              Corp., as a Guarantor; the other Guarantors party thereto;
              each of the lenders named therein; the Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch
              & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
              as Co-Lead Arranger and Co-Syndication Agent; Bank of
              America, N.A. as Arranger and Administrative Agent; and The
              Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Centennial Communications
              Corp.'s Quarterly Report on Form 10-Q filed on April 13,
              2000).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 *10.2   --   Employment Agreement dated as of January 7, 1999 between
              Centennial Communications Corp. and Michael J. Small
              (incorporated by reference to Exhibit 10.3 to Centennial
              Communications Corp.'s Current Report on Form 8-K filed on
              January 22, 1999).
  10.3   --   Facilities Agreement dated as of January 2, 1995 between
              Century ML Cable Venture and Century-ML Cable Corporation
              (incorporated by reference to Exhibit 10.16 to Centennial
              Communications Corp.'s Annual Report on Form 10-K for the
              fiscal year ended May 31, 1997).
 *10.4   --   Centennial Communications Corp. and its Subsidiaries 1999
              Stock Option and Restricted Stock Purchase Plan
              (incorporated by reference to Exhibit A to Centennial
              Communications Corp's Proxy Statement on Form 14A filed on
              September 27, 1999).
  10.5   --   Asset Purchase Agreement, dated as of July 24, 2000, by and between Century Yuma Cellular Corp., Hendrix Radio
              Communications, Inc., El Centro Cellular Corp., Century El
              Centro Cellular Corp., Centennial Southwest License Company
              LLC, Centennial Communications Corp., WWC License LLC and
              Western Wireless Corporation (incorporated by reference to
              Exhibit 10.7 to Centennial Communications Corp.'s Annual
              Report on Form 10-K for the fiscal year ended May 31, 2000).
  10.6   --   Asset Purchase Agreement, dated as of May 15, 2000, among
              Centennial Puerto Rico Cable TV Corp., Pegasus
              Communications Corporation, Pegasus Cable Television of San
              German, Inc. and MCT Cablevision, Limited Partnership
              (incorporated by reference to Exhibit 10.1 to Centennial
              Communications Corp.'s Quarterly Report on Form 10-Q filed on October 16, 2000.)
**12     --   Computation of Ratios.
**21     --   Subsidiaries of Centennial Communications Corp.
**23.1   --   Consent of Deloitte & Touche LLP.

---------------
 * Constitutes a management contract or compensatory plan or arrangement. ** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August, 2001.

                                          CENTENNIAL COMMUNICATIONS CORP.

                                          By: /s/   MICHAEL J. SMALL
                                            ------------------------------------
                                                      Michael J. Small
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 2001 has been signed below by the following persons in the capacities indicated on the 28th day of August, 2001.

               /s/ MICHAEL J. SMALL                  President, Chief Executive Officer and Director
---------------------------------------------------    (Principal Executive Officer)
                 Michael J. Small

               /s/ PETER W. CHEHAYL                  Senior Vice President, Treasurer and Chief
---------------------------------------------------    Financial Officer (Principal Financial Officer)
                 Peter W. Chehayl

                /s/ THOMAS E. BUCKS                  Senior Vice President -- Controller
---------------------------------------------------    (Principal Accounting Officer)
                  Thomas E. Bucks

              /s/ THOMAS E. MCINERNEY                Chairman, Board of Directors
---------------------------------------------------
                Thomas E. McInerney

              /s/ CARMEN ANA CULPEPER                Director
---------------------------------------------------
                Carmen Ana Culpeper

             /s/ ANTHONY J. DE NICOLA                Director
---------------------------------------------------
               Anthony J. de Nicola

               /s/ MARK T. GALLOGLY                  Director
---------------------------------------------------
                 Mark T. Gallogly

               /s/ JAMES R. MATTHEWS                 Director
---------------------------------------------------
                 James R. Matthews

                /s/ JOHN M. SCANLON                  Director
---------------------------------------------------
                  John M. Scanlon

                /s/ DAVID M. TOLLEY                  Director
---------------------------------------------------
                  David M. Tolley

            /s/ J. STEPHEN VANDERWOUDE               Director
---------------------------------------------------
              J. Stephen Vanderwoude