Form 10-Q
period 2001-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2001-10-15
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 for the quarterly period ended August 31, 2001
                                       OR
                                       [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
                         Commission file number 0-19603

                         Centennial Communications Corp.
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1242753
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)

                                 3349 Route 138
                                 Wall, NJ 07719
          (Address of principal executive offices, including zip code)
                                 (732) 556-2200
               (Registrants telephone number, including area code)

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

Common Stock - 95,082,041 outstanding shares as of October 10, 2001

                                Table of Contents
--------------------------------------------------------------------------------



Part I - Financial Information...............................................1
Item 1.  Financial Statements................................................1
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........30
Part II- Other Information..................................................30
Item 1.  Legal Proceedings..................................................30
Item 2.  Changes in Securities and Use of Proceeds..........................30
Item 3.  Defaults Upon Senior Securities....................................30
Item 4.  Submission of Matters to a Vote of Security Holders................31
Item 5.  Other Information..................................................31
Item 6.  Exhibits and Reports on Form 8-K...................................31

                         Part I - Financial Information

Item 1.       Financial Statements

                 CENTENNIAL COMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                           August 31,
                                                                                              2001            May 31,
                                                                                          (Unaudited)          2001
                                                                                         --------------    ------------
Assets
Current Assets:
    Cash and cash equivalents                                                            $      18,144     $    23,345
    Accounts receivable, less allowance for doubtful accounts of
      $12,534 and $13,047, respectively                                                         82,592          72,638
    Inventory - phones and accessories, less allowance for obsolescence
      of $1,276 and $1,261, respectively                                                        23,581          21,058
    Prepaid expenses and other current assets                                                   15,962          14,792
                                                                                         --------------    ------------
        Total Current Assets                                                                   140,279         131,833
Property, plant and equipment, net                                                             683,356         634,537
Equity investments in wireless systems, net                                                      2,091           1,953
Debt issuance costs, less accumulated amortization of $19,917 and $17,891, respectively         48,524          50,550
U.S. wireless licenses, less accumulated amortization of $295,804
    and $293,899, respectively                                                                 264,867         266,773
Caribbean wireless licenses, less accumulated amortization of
    $8,339 and $7,697, respectively                                                            119,419         120,061
Goodwill, less accumulated amortization of $28,701 and $26,453, respectively                   143,862         146,069
Franchise and license acquisition costs, less accumulated amortization
    of $6,564 and $4,476, respectively                                                         162,664         164,752
Other assets, net                                                                               90,962          77,747
                                                                                         --------------    ------------
        Total Assets                                                                     $   1,656,024     $ 1,594,275
                                                                                         ==============    ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current portion of long-term debt                                                    $      40,965     $    29,947
    Accounts payable                                                                            24,132          38,046
    Accrued expenses and other current liabilities                                             154,371         161,301
    Payable to affiliates                                                                          125             125
                                                                                         --------------    ------------
        Total Current Liabilities                                                              219,593         229,419
Long-term debt                                                                               1,742,459       1,662,289
Deferred federal income taxes                                                                   70,415          73,554
Minority interest in subsidiaries                                                               13,361          17,431
Other liabilities                                                                               14,097           1,512
Commitments and contingencies
Common Stockholders' Equity (Deficit):
    Common stock par value $0.01 per share: 150,000,000 shares authorized;
      issued 95,152,149 and 94,930,850 shares, respectively; and outstanding
      95,081,646 and 94,860,347 shares, respectively                                               951             949
    Additional paid-in capital                                                                 434,564         432,375
    Accumulated deficit                                                                       (830,709)       (821,993)
    Accumulated other comprehensive loss                                                        (7,480)              -
                                                                                         --------------    ------------
                                                                                              (402,674)       (388,669)
    Less: cost of 70,503 common shares in treasury                                              (1,077)         (1,077)
    Deferred compensation                                                                         (150)           (184)
                                                                                         --------------    ------------
        Total Common Stockholders' Equity (Deficit)                                           (403,901)       (389,930)
                                                                                         --------------    ------------
        Total Liabilities and Common Stockholders' Equity (Deficit)                      $   1,656,024     $ 1,594,275
                                                                                         ==============    ============


            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                         Three Months Ended
                                                                               ---------------------------------------

                                                                                August 31, 2001       August 31, 2000
                                                                               -----------------     -----------------

Revenue:
    Service revenue                                                            $        167,949      $        151,262
    Equipment sales                                                                       6,215                 6,431
                                                                               -----------------     -----------------
                                                                                        174,164               157,693
                                                                               -----------------     -----------------

Costs and Expenses:
    Cost of equipment sold                                                               12,857                 9,706
    Cost of services                                                                     40,410                33,221
    Sales and marketing                                                                  25,898                21,820
    General and administrative                                                           32,127                24,580
    Depreciation and amortization                                                        34,278                22,546
    Gain on disposition of assets                                                             -               (32,135)
                                                                               -----------------     -----------------
                                                                                        145,570                79,738
                                                                               -----------------     -----------------
Operating income                                                                         28,594                77,955
                                                                               -----------------     -----------------

Income from equity investments                                                              145                 5,315
Interest expense, net                                                                   (37,928)              (41,584)
Other                                                                                        73                     -
                                                                               -----------------     -----------------

(Loss) income before income taxes, minority interest and
    cumulative effect of change in accounting principle                                  (9,116)               41,686
Income tax expense                                                                       (3,670)              (18,678)
                                                                               -----------------     -----------------
(Loss) income before minority interest and cumulative
    effect of change in accounting principle                                            (12,786)               23,008
Minority interest in loss of subsidiaries                                                 4,070                   843
                                                                               -----------------     -----------------
(Loss) income before cumulative effect of change in
    accounting principle                                                                 (8,716)               23,851
Cumulative effect of change in accounting principle,
    net of income taxes of ($2,271)                                                           -                (3,719)
                                                                               -----------------     -----------------
Net (loss) income                                                              $         (8,716)     $         20,132
                                                                               =================     =================

Basic and diluted (loss) earnings per common share:
    (Loss) income before cumulative effect of change in
      accounting principle                                                     $          (0.09)     $           0.25
    Cumulative effect of change in accounting principle                                       -                 (0.04)
                                                                               -----------------     -----------------
    Net (loss) income per common share                                         $          (0.09)     $           0.21
                                                                               =================     =================

Weighted-average number of shares outstanding during the period:
Basic                                                                                    94,923                94,495
                                                                               =================     =================
Diluted                                                                                  94,923                96,668
                                                                               =================     =================


            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                        Three Months Ended
                                                                              ----------------------------------------
                                                                               August 31, 2001       August 31, 2000
                                                                              ------------------     -----------------
Operating Activities:
    Net (loss) income                                                          $         (8,716)      $        20,132
                                                                              ------------------     -----------------

Adjustments to reconcile net (loss) income to net cash
    provided by  operating activities:
    Depreciation and amortization                                                        34,278                22,546
    Minority interest in loss of subsidiaries                                            (4,070)                 (843)
    Deferred income taxes                                                                 2,059                     -
    Income from equity investments                                                         (145)               (5,315)
    Gain on disposition of assets                                                             -               (32,135)
    Cumulative effect of change in accounting principle                                       -                 3,719
    Changes in assets and liabilities, net of effects of
        acquisitions and dispositions:
        (Increase) decrease in accounts receivable                                       (9,716)                  164
        Increase in prepaid expenses and other current assets                            (3,690)              (24,156)
        (Decrease) increase in accounts payable, accrued
           expenses and other current liabilities                                       (19,124)               52,703
        Increase in deferred revenue and customer deposits                                7,256                   767
    Other                                                                                 2,060                 1,940
                                                                              ------------------     -----------------
    Total adjustments                                                                     8,908                19,390
                                                                              ------------------     -----------------
        Net cash provided by operating activities                                           192                39,522
                                                                              ------------------     -----------------

Investing Activities:
    Capital expenditures                                                                (83,210)              (63,287)
    Acquisitions, net of cash acquired                                                        -               (45,992)
    Deposits on long-term assets                                                        (15,000)                    -
    Proceeds from maturity of restricted securities                                           -                19,888
    Distributions received from equity investments                                            -                 7,338
                                                                              ------------------     -----------------
        Net cash used in investing activities                                           (98,210)              (82,053)
                                                                              ------------------     -----------------

Financing Activities:
    Proceeds from the issuance of long-term debt                                         92,250                67,500
    Repayment of debt                                                                    (1,624)              (19,076)
    Proceeds from the exercise of stock options                                             295                   361
    Proceeds from purchases under employee stock purchase plan                            1,896                     -
                                                                              ------------------     -----------------
        Net cash provided by financing activities                                        92,817                48,785
                                                                              ------------------     -----------------

Net (decrease) increase in cash and cash equivalents                                     (5,201)                6,254
Cash and cash equivalents, beginning of period                                           23,345                12,879
                                                                              ------------------     -----------------
Cash and cash equivalents, end of period                                       $         18,144       $        19,133
                                                                              ==================     =================

Supplemental Cash Flow Disclosure:
    Interest paid                                                              $         41,963       $        40,754
                                                                              ==================     =================
    Income taxes paid                                                          $             45       $           275
                                                                              ==================     =================

Non-Cash Transactions:
    Shares issued for acquisition                                              $              -       $         2,355
                                                                              ==================     =================

            See notes to condensed consolidated financial statements

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
       (Amounts in thousands, except subscriber, share and per share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2001 and the results of its consolidated operations and cash flows for the periods ended August 31, 2001 and 2000. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2001 is audited.

Reclassifications:

The Company changed its presentation of incollect cost (the cost associated with its subscribers roaming in other markets) during the year ended May 31, 2001. The change was a reclassification of incollect cost from revenue to cost of services. The amount reclassified for the three months ended August 31, 2000 was $12,449.

Note 2. Debt

Long-term debt consists of the following:

----------------------------------------------------------------------------------------------------------------
                                                                                 August 31,            May 31,
                                                                                   2001                 2001
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Term Loans                                                                 $       986,125      $       987,500
Revolving Credit Facility                                                          213,000              156,000
10 3/4% Subordinated Debt due 2008                                                 370,000              370,000
Mezzanine Debt                                                                     172,743              172,181
Lucent Credit Facility                                                              39,598                4,365
8 7/8% Senior Notes due 2001                                                         1,388                1,388
Notes Payable                                                                          267                  516
10 1/8% Senior Notes due 2005                                                          219                  219
Other                                                                                   84                   67
----------------------------------------------------------------------------------------------------------------
    Total Long-Term Debt                                                         1,783,424            1,692,236
Current Portion of Long-Term Debt                                                  (40,965)             (29,947)
----------------------------------------------------------------------------------------------------------------
    Net Long-Term Debt                                                     $     1,742,459      $     1,662,289
================================================================================================================

The Company's bank credit facility (the "New Credit Facility") consists of four term loans in an aggregate principal amount of $1,000,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $986,125 and $213,000, respectively, were outstanding as of August 31, 2001. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

In March 2001, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica"), a subsidiary of the Company, signed an agreement with Lucent Technologies ("Lucent") whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit facility will bear interest at LIBOR (3.46% at August 31, 2001) plus
6.50%. The Lucent Credit facility matures in 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of August 31, 2001, $39,598 was outstanding under the Lucent Credit Facility. In connection with the Lucent Credit Facility, the Company has agreed to make a total of approximately $9,690 of capital contributions to Centennial Digital Jamaica over the next several years. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of the Company's outstanding $370,000 subordinated debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

Notes Payable were assumed as part of the acquisition of AACR and the remaining agreement matures in April 2002.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at August 31, 2001 are summarized as follows:

---------------------------------------------------------------------------------------------------
August 31, 2002                                                                    $        40,965
August 31, 2003                                                                             67,399
August 31, 2004                                                                             89,875
August 31, 2005                                                                            121,009
August 31, 2006                                                                            152,694
August 31, 2007 and thereafter                                                           1,311,482
---------------------------------------------------------------------------------------------------
                                                                                   $     1,783,424
===================================================================================================

The Company was in compliance with all covenants of its debt agreements at August 31, 2001.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2001 and 2000 was $38,218 and $42,066, respectively.

Note 3. Acquisitions/Dispositions

Acquisitions:

In April 2001, the Company completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash. A portion of the excess of the purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs with the remainder recorded as goodwill.

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

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 2000:


-------------------------------------------------------------------------------
                                                            Three Months Ended
                                                             August 31, 2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Revenue                                                     $       170,715
Net income                                                           18,143
Basic and diluted earnings per common share:                           0.19

Other Acquisitions:

In June 2001 the Company entered into a definitive $97,500, multi-year agreement with Global Crossing Ltd. under which Global Crossing Ltd. will provide the Company with fiber-optic undersea capacity connecting the Caribbean and the United States. The Company also has an option to purchase additional capacity for $52,500. In addition, as part of the transaction, Global Crossing and the Company have entered into a $19,500, multi-year agreement under which the Company will provide Global Crossing with products and services in the Caribbean.

In December 2000, the Company acquired Com Tech International Corporation, an owner of undersea fiber optic cable capacity for approximately $16,900.

Dispositions:

In November 2000, the Company sold its Southwest cluster for $202,500 in cash. The Company recorded a pre-tax gain of approximately $183,000 during the year ended May 31, 2001.

In November 2000, the Company sold its interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pre-tax gain of approximately $159,100 during the year ended May 31, 2001.

In September 2000, the Company sold its 25.0% equity investment interest in the Modoc, California Partnership and its 14.3% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company's approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,100 of current assets. The Company recorded a pre-tax gain of approximately $25,100, which is included in gain on disposition of assets in the consolidated statement of operations for the three months ended August 31, 2000.

Note 4.  Recent Accounting Pronouncements

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

On June 1, 2001, the Company adopted SFAS No. 133. Under SFAS No.133, The Company's interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, the Company recorded a liability of $7,626 which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of the Company's derivatives to reflect their fair values on June 1, 2001.

During the three months ended August 31, 2001, the Company recorded an additional $2,981 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by an additional $5,052 as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at August 31, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. The Company adopted SFAS No. 141 on July 1, 2001.

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

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on June 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on June 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

Note 5.  Subsequent Events

On September 5, 2001, the Company amended the New Credit Facility to add an additional $50,000 to the Tranche-C term loan.

Note 6.  Segment Information

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered as well as geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company's offering of broadband services including switched voice, video, Internet and private line services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization.

Information about the Company's operations in its three business segments for the three months ended August 31, 2001 and 2000 is as follows:


   ----------------------------------------------------------------------------------------------------------------------
                                      Caribbean      Caribbean
                                       Wireless      Broadband     U.S. Wireless     Eliminations          Consolidated
   ----------------------------------------------------------------------------------------------------------------------
   ----------------------------------------------------------------------------------------------------------------------
   Three Months Ended
   August 31, 2001
   Total revenues                  $      53,094  $      31,921  $        90,939   $       (1,790)  (2)  $       174,164
   EBITDA                                 17,991          6,644           38,237                 -                62,872
   Total assets                          458,291        602,435        1,825,365       (1,230,067)  (3)        1,656,024
   Capital expenditures                   53,225         18,610           11,375                 -                83,210

   Three Months Ended
   August 31, 2000
   Total revenues (1)              $      46,166  $      14,659  $        98,465   $       (1,597)  (2)  $       157,693
   EBITDA                                 18,950          3,538           45,878                 -                68,366
   Total assets                          397,039        122,138        1,423,112         (642,306)  (3)        1,299,983
   Capital expenditures                   36,146         14,035           13,106                 -                63,287

     (1)  The Company changed its presentation of incollect cost during the year
          ended   May  31,   2001.   See  Note  1  for  a   discussion   of  the
          reclassification from revenue to cost of services.

     (2)  Elimination  of   intercompany   revenue,   primarily  from  Caribbean
          Broadband to  Caribbean  Wireless.

     (3)  Elimination of intercompany investments.

     Reconciliation of Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle

--------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended August 31,
                                                                                    --------------------------------
                                                                                         2001             2000
--------------------------------------------------------------------------------------------------------------------
EBITDA for reportable segments                                                       $      62,872    $      68,366
Interest expense, net                                                                      (37,928)         (41,584)
Depreciation and amortization                                                              (34,278)         (22,546)
Income from equity investments                                                                 145            5,315
Gain on disposition of assets                                                                    -           32,135
Other                                                                                           73                -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, minority interest and cumulative effect of
   change in accounting principle                                                    $      (9,116)   $      41,686
====================================================================================================================

Note 7.  Condensed Consolidating Financial Data

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              As of August 31, 2001
                             (Amounts in thousands)

                                                               Centennial                                               Centennial
                                                Centennial      Cellular                     Centennial               Communications
                                               Puerto Rico   Operating Co.                Communications                Corp. and
                                             Operations Corp.     LLC      Non-Guarantors     Corp.      Eliminations Subsidiaries
                                            ---------------- ------------- -------------- -------------- ------------ --------------

ASSETS
Current assets:
   Cash and cash equivalents                $         7,594  $         -   $      10,550  $           -  $         -  $      18,144
   Accounts receivable - net                         37,255            -          45,460              -         (123)        82,592
   Inventory - phones and accessories - net           7,054            -          16,527              -            -         23,581
   Prepaid expenses and other current assets          3,166            -          12,796              -            -         15,962
                                            ---------------- ------------ --------------- -------------- ------------ --------------
      Total current assets                           55,069            -          85,333              -         (123)       140,279

Property, plant & equipment - net                   253,823            -         429,533              -            -        683,356

Equity investments in wireless systems - net              -            -           2,091              -            -          2,091

Debt issuance costs - net                            19,801            -          28,723              -            -         48,524

U.S. wireless licenses - net                              -            -         264,867              -            -        264,867

Caribbean wireless licenses - net                         -            -         119,419              -            -        119,419

Goodwill  - net                                       5,068            -         138,794              -            -        143,862

Franchise and license acquisition costs - net             -            -         162,664              -            -        162,664

Intercompany                                              -    1,348,500         961,311        593,395   (2,903,206)             -

Investment in subsidiaries                                -     (306,533)        452,566       (789,013)     642,980              -

Other assets - net                                    5,329        5,198          85,633              -       (5,198)        90,962
                                              -------------- ------------ --------------- -------------- ------------ --------------

   Total                                      $     339,090  $ 1,047,165  $    2,730,934  $    (195,618) $(2,265,547) $   1,656,024
                                              ============== ============ =============== ============== ============ ==============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                              As of August 31, 2001
                             (Amounts in thousands)


                                                         Centennial                                                Centennial
                                          Centennial      Cellular                    Centennial                 Communications
                                         Puerto Rico    Operating Co.                Communications                Corp. and
                                       Operations Corp.     LLC       Non-Guarantors    Corp.       Eliminations  Subsidiaries
                                       ---------------- ------------- -------------- -------------- ------------ --------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt    $        14,875   $    24,375  $         327   $      1,388  $         -  $      40,965
  Accounts payable                              14,216             -         10,039              -         (123)        24,132
  Accrued expenses and other
     current liabilities                        26,526             -        122,382          5,463            -        154,371
 Payable to affiliates                               -             -            125              -            -            125
                                       ---------------- ------------- -------------- -------------- ------------ --------------

 Total current liabilities                      55,617        24,375        132,873          6,851         (123)       219,593


Long-term debt                                 651,250       878,625         39,622        172,962            -      1,742,459

Deferred federal income taxes                        -             -         75,613              -       (5,198)        70,415

Minority interest in subsidiaries                    -             -         13,361              -            -         13,361

Other liabilities                                    -        12,678          1,419              -            -         14,097

Intercompany                                   144,490       920,500      1,809,912         28,470   (2,903,372)             -

Stockholders' equity (deficit):
  Common stock                                       -             -              -            951            -            951
  Preferred stock                              465,000             -              -              -     (465,000)             -
  Additional paid-in capital                  (914,726)            -      1,381,565        434,564     (466,839)       434,564
  Accumulated deficit                          (62,541)     (781,533)      (723,431)      (830,709)   1,567,505       (830,709)
  Accumulated other comprehensive loss               -        (7,480)             -         (7,480)       7,480         (7,480)
                                       ---------------- ------------- -------------- -------------- ------------ --------------

                                              (512,267)     (789,013)       658,134       (402,674)     643,146       (402,674)

  Less: treasury shares                              -             -              -         (1,077)           -         (1,077)
  Deferred compensation                              -             -              -           (150)           -           (150)
                                       ---------------- ------------- -------------- -------------- ------------ --------------


  Total stockholders' equity (deficit)        (512,267)     (789,013)       658,134       (403,901)     643,146       (403,901)
                                       ---------------- ------------- -------------- -------------- ------------ --------------

  Total                                $       339,090  $  1,047,165  $   2,730,934  $    (195,618) $(2,265,547) $   1,656,024
                                       ================ ============= ============== ============== ============ ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2001
                             (Amounts in thousands)


                                                Centennial    Centennial                                               Centennial
                                                Puerto Rico    Cellular                    Centennial                Communications
                                                Operations   Operating Co.               Communications               Corp. and
                                                    Corp.         LLC     Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                               ------------ ------------- -------------- -------------- ------------ --------------


Revenue                                         $   62,828   $         -   $    111,774   $          -   $     (438)  $    174,164
                                               ------------ ------------- -------------- -------------- ------------ --------------

Costs and expenses:
    Cost of equipment sold                           3,705             -          9,258              -         (106)        12,857
    Cost of services                                 9,675             -         30,825              -          (90)        40,410
    Sales and marketing                             10,028             -         15,870              -            -         25,898
    General and administrative                      12,113             -         20,256              -         (242)        32,127
    Depreciation and amortization                   11,544             -         22,734              -            -         34,278
                                               ------------ ------------- -------------- -------------- ------------ --------------
                                                    47,065             -         98,943              -         (438)       145,570
                                               ------------ ------------- -------------- -------------- ------------ --------------

Operating income                                    15,763             -         12,831              -            -         28,594
                                               ------------ ------------- -------------- -------------- ------------ --------------

Income from equity investments                           -             -            145              -            -            145
(Loss) income from investments in subsidiaries           -        (3,422)         3,151         (3,422)       3,693              -
Interest expense - net                             (12,612)      (19,956)           (66)        (5,294)           -        (37,928)
Other                                                    -             -             73              -            -             73
Intercompany interest allocation                         -        19,956        (19,956)             -            -              -
                                               ------------ ------------- -------------- -------------- ------------ --------------

Income (loss) before income tax expense and
  minority interest                                  3,151        (3,422)        (3,822)        (8,716)       3,693         (9,116)

Income tax expense                                       -             -         (3,670)             -            -         (3,670)
                                               ------------ ------------- -------------- -------------- ------------ --------------

Income (loss) before minority interest               3,151        (3,422)        (7,492)        (8,716)       3,693        (12,786)


Minority interest in loss of subsidiaries                -             -          4,070              -            -          4,070
                                               ------------ ------------- -------------- -------------- ------------ --------------

Net income (loss)                               $    3,151   $    (3,422)  $     (3,422)  $     (8,716)  $     3,693  $     (8,716)
                                               ============ ============= ============== ============== ============ ==============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Three Months Ended August 31, 2001
                             (Amounts in thousands)

                                                         Centennial   Centennial                                        Centennial
                                                         Puerto Rico   Cellular                 Centennial            Communications
                                                         Operations  Operating Co.   Non-     Communications   Elimin    Corp. and
                                                            Corp.        LLC       Guarantors     Corp.       -ations  Subsidiaries
                                                         ----------- ------------  ---------- -------------- ---------- ------------

OPERATING ACTIVITIES:

   Net income (loss)                                    $     3,151  $     (3,422) $  (3,422) $      (8,716) $   3,693  $    (8,716)
                                                        ------------ ------------- ---------- -------------- ---------- ------------

Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                             11,544             -     22,734              -          -       34,278
   Minority interest in loss of subsidiaries                      -             -     (4,070)             -          -       (4,070)
   Deferred income taxes                                          -             -      2,059              -          -        2,059
   Income from equity investments                                 -             -       (145)             -          -         (145)
   Equity in undistributed earnings of subsidiaries               -         3,422     (3,151)         3,422     (3,693)           -
   Noncash expenses                                           5,989             -     (6,552)           563          -            -
   Changes in assets and liabilities, net of effects of
     acquisitions and dispositions:
     Accounts receivable - (increase)                        (3,271)            -     (6,445)             -          -       (9,716)
     Prepaid expenses and other current assets -
       (increase)                                            (2,986)            -       (704)             -          -       (3,690)
     Accounts payable, accrued expenses and
       other current liabilities - (decrease) increase       (4,100)            -    (19,755)         4,731          -      (19,124)
     Deferred revenue and customer deposits - increase        6,740             -        516              -          -        7,256
   Other                                                        859             -      1,201              -          -        2,060
                                                       ------------- ------------- ---------- -------------- ---------- ------------
   Total adjustments                                         14,775         3,422    (14,312)         8,716     (3,693)       8,908
                                                       ------------- ------------- ---------- -------------- ---------- ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      17,926             -    (17,734)             -          -          192
                                                       ------------- ------------- ---------- -------------- ---------- ------------

INVESTING ACTIVITIES:

   Capital expenditures                                     (27,770)            -    (55,440)             -          -      (83,210)
   Deposits on long-term assets                                   -             -    (15,000)             -          -      (15,000)
                                                       ------------- ------------- ---------- -------------- ---------- ------------

    NET CASH USED IN INVESTING ACTIVITIES                   (27,770)            -    (70,440)             -          -      (98,210)
                                                       ------------- ------------- ---------- -------------- ---------- ------------

FINANCING ACTIVITIES:

   Proceeds from the issuance of long-term debt               5,000        52,000     35,250              -          -       92,250
   Repayment of debt                                         (1,375)            -       (249)             -          -       (1,624)
   Proceeds from the exercise of stock options                    -             -          -            295          -          295
   Proceeds from purchases under employee stock
     purchase plan                                                -             -          -          1,896          -        1,896
   Cash received from (paid to) affiliates                    4,913       (52,000)    47,087              -          -            -
   Cash advances from subsidiaries (to parent)                    -             -      2,191         (2,191)         -            -
                                                       ------------- ------------- ---------- -------------- ---------- ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                 8,538             -     84,279              -          -       92,817
                                                       ------------- ------------- ---------- -------------- ---------- ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,306)            -     (3,895)             -          -       (5,201)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                8,900             -     14,445              -          -       23,345
                                                       ------------- ------------- ---------- -------------- ---------- ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $      7,594  $          -  $  10,550  $           -  $       -  $    18,144
                                                       ============= ============= ========== ============== ========== ============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               As of May 31, 2001
                             (Amounts in thousands)

                                                               Centennial                                               Centennial
                                               Centennial      Cellular                     Centennial                Communications
                                              Puerto Rico     Operating Co.               Communications                Corp. and
                                            Operations Corp.      LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                            ---------------- ------------- -------------- -------------- ------------ --------------

ASSETS
Current assets:
  Cash and cash equivalents                  $       8,900    $         -   $     14,445   $          -   $         -   $    23,345
  Accounts receivable - net                         33,623              -         39,015              -             -        72,638
  Inventory - phones and accessories - net           3,610              -         17,448              -             -        21,058
  Prepaid expenses and other current assets          2,723              -         12,069              -             -        14,792
                                            ---------------- ------------- -------------- -------------- ------------- -------------

            Total current assets                    48,856              -         82,977              -             -       131,833

Property, plant & equipment - net                  242,163              -        392,374              -             -       634,537

Equity investments in wireless systems - net             -              -          1,953              -             -         1,953

Debt issuance costs - net                           20,659              -         29,891              -             -        50,550

U.S. wireless licenses - net                             -              -        266,773              -             -       266,773

Caribbean wireless licenses - net                        -              -        120,061              -             -       120,061

Goodwill  - net                                      5,162              -        140,907              -             -       146,069

Franchise and license acquisition costs - net            -              -        164,752              -             -       164,752

Intercompany                                         1,571      1,296,500        961,311        591,171    (2,850,553)            -

Investment in subsidiaries                               -       (303,111)       449,415       (778,111)      631,807             -

Other assets - net                                   5,422              -         72,325              -             -        77,747
                                            --------------- -------------- -------------- -------------- ------------- -------------

       Total                                 $     323,833   $    993,389   $  2,682,739   $   (186,940)  $(2,218,746)  $ 1,594,275
                                            =============== ============== ============== ============== ============= =============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                               As of May 31, 2001
                             (Amounts in thousands)


                                                            Centennial                                                Centennial
                                           Centennial       Cellular                       Centennial                Communications
                                           Puerto Rico     Operating Co.                 Communications                Corp. and
                                         Operations Corp.      LLC       Non-Guarantors       Corp.     Eliminations  Subsidiaries
                                         ---------------- -------------- -------------- -------------- ------------- --------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term-debt      $      11,750    $   16,250    $        559   $       1,388   $          -   $     29,947
   Accounts payable                              16,745             -          21,301               -              -         38,046
   Accrued expenses and other
     current liabilities                         29,808             -         130,761             732              -        161,301
   Payable to affiliates                              -             -             125               -              -            125
                                         --------------- ------------- --------------- --------------- -------------- --------------

     Total current liabilities                   58,303        16,250         152,746           2,120              -        229,419



Long-term debt                                  650,750       834,750           4,389         172,400              -      1,662,289


Deferred federal income taxes                         -             -          73,554               -              -         73,554


Minority interest in subsidiaries                     -             -          17,431               -              -         17,431


Other liabilties                                      -             -           1,512               -              -          1,512


Intercompany                                    130,198       920,500       1,771,551           28,470    (2,850,719)             -

Stockholders' equity (deficit):
  Common stock                                        -             -               -              949             -            949
  Preferred stock                                465,000            -               -                -      (465,000)             -
  Additional paid-in capital                    (914,726)           -        1,381,565         432,375      (466,839)       432,375
  Accumulated deficit                            (65,692)    (778,111)        (720,009)       (821,993)    1,563,812       (821,993)
                                          --------------- ------------ ---------------- --------------- ------------- --------------
                                                (515,418)    (778,111)         661,556        (388,669)      631,973       (388,669)

  Less: treasury shares                                -            -                -          (1,077)            -         (1,077)
  Deferred compensation                                -            -                -            (184)            -           (184)
                                          --------------- ------------ ---------------- --------------- ------------- --------------


  Total stockholders' equity (deficit)          (515,418)    (778,111)         661,556        (389,930)      631,973       (389,930)
                                          --------------- ------------ ---------------- --------------- ------------- --------------

  Total                                    $     323,833      993,389   $    2,682,739   $    (186,940)  $(2,218,746)  $  1,594,275
                                          =============== ============ ================ =============== ============= ==============

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000
                             (Amounts in thousands)


                                                                                                                        Centennial
                                              Centennial      Centennial                   Centennial                 Communications
                                              Puerto Rico      Cellular                   Communications                 Corp. and
                                              Operations     Operating Co. Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                                 Corp.            LLC
                                             -------------  -------------  -------------- -------------- -----------  --------------

Revenue (1)                                   $    53,255     $        -    $    104,951    $         -   $    (513)   $    157,693
                                             -------------  -------------  -------------- -------------- -----------  --------------
Costs and expenses:
     Cost of equipment sold                         2,706              -           7,000              -           -           9,706
     Cost of services (1)                           8,098              -          25,244              -        (121)         33,221
     Sales and marketing                            9,259              -          12,561              -           -          21,820
     General and administrative                     9,737              -          15,235              -        (392)         24,580
     Depreciation and amortization                 10,823              -          11,723              -           -          22,546
     (Gain) Loss on disposition of assets               -              -         (32,135)             -           -         (32,135)
                                             -------------  -------------  -------------- -------------- -----------  --------------
                                                   40,623              -          39,628              -        (513)         79,738
                                             -------------  -------------  -------------- -------------- -----------  --------------

Operating income                                   12,632              -          65,323              -           -          77,955
                                             -------------  -------------  -------------- -------------- -----------  --------------

Income from equity investments                          -              -           5,315              -           -           5,315
Income from investments in subsidiaries                 -         25,426          (6,950)        25,426     (43,902)              -
Interest expense - net                            (17,956)       (17,972)           (362)        (5,294)          -         (41,584)
Intercompany interest allocation                        -         17,972         (17,972)             -           -               -
                                             -------------  -------------  -------------- -------------- -----------  --------------

(Loss) income before income tax expense,
     minority interest and cumulative effect
     of change in accounting principle             (5,324)        25,426          45,354         20,132     (43,902)         41,686

Income tax expense                                      -              -         (18,678)             -           -         (18,678)
                                             -------------  -------------  -------------- -------------- -----------  --------------

(Loss) income before minority interest and
     cumulative effect of change in
     accounting principle                          (5,324)        25,426          26,676         20,132     (43,902)         23,008

Minority interest in loss
    of subsidiaries                                     -              -             843              -           -             843
                                             -------------  -------------  -------------- -------------- -----------  --------------
(Loss) income before cumulative effect of
    change in accounting principle                 (5,324)        25,426          27,519         20,132     (43,902)         23,851

Cumulative effect of change in
    accounting principle                           (1,626)             -          (2,093)             -           -          (3,719)
                                             -------------  -------------  -------------- -------------- -----------  --------------
Net (loss) income                             $    (6,950)   $    25,426    $     25,426   $     20,132   $ (43,902)   $     20,132
                                             =============  =============  ============== ============== ===========  ==============

(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for Centennial Puerto Rico Operations Corp. and Non-Guarantors for the three months ended August 31, 2000 were $714 and $11,735, respectively.

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                       For the Three Months Ended August 31, 2000
                             (Amounts in thousands)

                                                        Centennial  Centennial                                           Centennial
                                                        Puerto Rico  Cellular                 Centennial              Communications
                                                        Operations  Operating Co.   Non-    Communications   Elimin-     Corp. and
                                                          Corp.        LLC       Guarantors      Corp.       ations     Subsidiaries
                                                        ---------- ------------ ------------ ------------- ---------- --------------

OPERATING ACTIVITIES:

 Net (loss) income                                       $  (6,950)  $   25,426  $   25,426   $    20,132   $(43,902)  $     20,132
                                                        ----------- ----------- ------------ ------------- ---------- --------------

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                             10,823            -      11,723             -          -         22,546
  Minority interest in loss of subsidiaries                      -            -        (843)            -          -           (843)
  Equity in undistributed earnings of investee companies         -            -      (5,315)            -          -         (5,315)
  Equity in undistributed earnings of subsidiaries               -      (25,426)      6,950       (25,426)    43,902              -
  (Gain) loss on disposition of assets                           -            -     (32,135)            -          -        (32,135)
  Cumulative effect of change in accounting principle        1,626            -       2,093             -          -          3,719
  Noncash expenses                                           2,015            -      (2,577)          562          -              -
  Change in assets and liabilities net of
     effects of acquisitions and dispositions:
      Accounts receivable - decrease (increase)              2,772            -      (2,608)            -          -            164
      Prepaid expenses and other current
         assets - (increase)                                (5,639)           -     (18,517)            -          -        (24,156)
      Accounts payable, accrued expenses and
         other current liabilities- increase                11,203            -      41,500             -          -         52,703
      Deferred revenue and customer deposits -
        (decrease) increase                                     (1)           -         768             -          -            767
  Other                                                        853            -       1,087             -          -          1,940
                                                        ----------- ------------ ----------- ------------- ---------- --------------

  Total adjustments                                         22,026      (25,426)      2,126       (24,864)    43,902         19,390
                                                        ----------- ------------ ----------- ------------- ---------- --------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     16,702            -      27,552        (4,732)         -         39,522
                                                        ----------- ------------ ----------- ------------- ---------- --------------

INVESTING ACTIVITIES:

 Capital expenditures                                      (20,775)           -     (42,512)            -          -        (63,287)
 Proceeds from maturity of restricted securities                 -            -      19,888             -          -         19,888
 Acquisitions, net of cash acquired                         (1,200)           -     (44,792)            -          -        (45,992)
 Distributions received from equity investments                  -            -       7,338             -          -          7,338
                                                        ----------- ------------ ----------- ------------- ---------- --------------

   NET CASH USED IN INVESTING ACTIVITIES                   (21,975)           -     (60,078)            -          -        (82,053)
                                                        ----------- ------------ ----------- ------------- ---------- --------------

FINANCING ACTIVITIES:

 Proceeds from the issuance of long-term debt               42,500       25,000           -             -          -         67,500
 Repayment of debt                                          (1,375)     (10,000)     (7,701)            -          -        (19,076)
 Debt issuance costs paid                                        -            -           -             -          -              -
 Proceeds from the exercise of stock options                     -            -           -           361          -            361
 Cash received from (paid to)affiliates                    (35,400)     (15,000)     50,400             -          -              -
 Cash advances from subsidiaries (to parent)                    63            -      (4,434)        4,371          -              -
                                                        ----------- ------------ ----------- ------------- ---------- --------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,788            -      38,265         4,732          -         48,785
                                                        ----------- ------------ ----------- ------------- ---------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      515            -       5,739             -          -          6,254

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,915            -       7,964             -          -         12,879
                                                        ----------- ------------ ----------- ------------- ---------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   5,430   $        -   $  13,703   $         -   $      -    $    19,133
                                                        =========== ============ =========== ============= ========== ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. Our Caribbean operations cover a population of approximately 15.5 million as of August 31, 2001, and serve Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, Internet and private line services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of August 31, 2001:
Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 17.5 million Net Pops as of August 31, 2001.

Overview

We had 803,200 wireless subscribers at August 31, 2001, as compared to 664,000 at August 31, 2000, an increase of 21%. The net loss for the three months ended August 31, 2001 was $8.7 million, as compared to net income of $20.1 million for the same period last year. Net income for the three months ended August 31, 2000 included a pre-tax gain of $32.1 million ($19.0 million after-tax) resulting from the redemption of our interest in the GTE Mobilnet Partnership serving the San Francisco Bay area. Net income for the three months ended August 31, 2000 was also affected by an after-tax, non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). Basic and diluted loss per share for the three months ended August 31, 2001 was $0.09, as compared to income of $0.21 per share for the same period a year ago.

The table below summarizes the consolidated results of operations for each period:


------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                  ---------------------------------
(In thousands, except per share amounts)                              August 31,        August 31,      % Change
                                                                        2001              2000
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
EBITDA (1)                                                        $       62,872     $      68,366          (8) %
Operating income                                                          28,594            77,955         (63)
Net (loss) income                                                         (8,716)           20,132        (143)
Basic and diluted net (loss) income per share:                             (0.09)             0.21        (143)
------------------------------------------------------------------------------------------------------------------

     (1) Earnings before gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense
          - net, income taxes and depreciation and amortization ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Caribbean Wireless Operations

---------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                     ----------------------------------------
(In thousands)                                            August 31,           August 31,        % Change
                                                            2001                 2000
---------------------------------------------------------------------------------------------------------------
Revenue:
    Service revenue                                   $         49,974      $         43,454         15  %
    Equipment sales                                              3,120                 2,712         15
---------------------------------------------------------------------------------------------------------------
                                                                53,094                46,166         15
---------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                                       4,594                 2,706         70
    Cost of services                                             8,247                 7,040         17
    Sales and marketing                                         11,096                 8,635         29
    General and administrative                                  11,166                 8,835         26
---------------------------------------------------------------------------------------------------------------
                                                                35,103                27,216         29
---------------------------------------------------------------------------------------------------------------
EBITDA                                                          17,991                18,950         (5)
Depreciation and amortization                                   10,676                 9,261         15
---------------------------------------------------------------------------------------------------------------
Operating income                                      $          7,315      $          9,689        (25)  %
===============================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost (the cost associated with our subscribers roaming in other markets, which was previously netted against the related revenue). The change was a reclassification from revenue to cost of services. The amount reclassified for Caribbean Wireless for the three months ended August 31, 2000 was $0.7 million.

Caribbean Wireless service revenue increased $6.5 million, or 15%, to $50.0 million. This increase was primarily due to growth in revenue from new subscribers of $20.7 million, partially offset by an aggregate decrease in service revenue per subscriber of $14.2 million.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily due to the higher volume of telephone units sold.

Our Caribbean Wireless operations had approximately 300,600 subscribers at August 31, 2001, an increase of 52% from the 197,200 subscribers at August 31, 2000. Increases from new activations of 224,500 were offset by subscriber cancellations of 121,100. The monthly prepaid and postpaid churn rate increased to 3.7% for the three months ended August 31, 2001 from 2.9% for the same period a year ago. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $63 for the three months ended August 31, 2001, as compared to $81 for the three months ended August 31, 2000. The decrease in revenue per subscriber was primarily due to the rollout of plans that include a larger number of plan minutes and new subscribers in the Dominican Republic.

Costs and expenses

Cost of equipment sold increased during the three months ended August 31, 2001 due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

Cost of services increased during the three months ended August 31, 2001, primarily due to the variable costs associated with a larger subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean. This was partially offset by a decrease in property tax expense due to an agreement with the tax authorities in Puerto Rico.

Sales and marketing expenses rose during the three months ended August 31, 2001, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic.

General and administrative expenses increased during the three months ended August 31, 2001, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic.

EBITDA for the Caribbean Wireless operations for the quarter ended August 31, 2001 was $18.0 million, a decrease of $1.0 million, or 5%, as compared to the three months ended August 31, 2000. This decrease was primarily due to start up losses in the Dominican Republic and Jamaica.

Depreciation and amortization for the three months ended August 31, 2001 was $10.7 million, an increase of $1.4 million, or 15%, over the same period last year. Depreciation increased due to capital expenditures made during fiscal 2002 and 2001 in connection with the development and network expansion of our Caribbean wireless telephone systems, partially offset by PCS phones in Puerto Rico becoming fully depreciated.

Operating income for the three months ended August 31, 2001 was $7.3 million, a decrease of $2.4 million from operating income of $9.7 million for the same period a year ago.

Caribbean Broadband Operations

---------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                        -------------------------------------
(In thousands)                                               August 31,        August 31,        % Change
                                                               2001              2000
---------------------------------------------------------------------------------------------------------------
Revenue:
    Switched revenue                                  $          5,679      $          3,859         47  %
    Dedicated revenue                                            7,773                 4,282         82
    Video revenue                                               11,579                     -         N/A
    Other revenue                                                6,890                 6,518          6
---------------------------------------------------------------------------------------------------------------
                                                                31,921                14,659        118
---------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                                         164                   205        (20)
    Cost of services                                            14,964                 6,359        135
    Sales and marketing                                          3,309                 1,817         82
    General and administrative                                   6,840                 2,740        150
---------------------------------------------------------------------------------------------------------------
                                                                25,277                11,121        127
---------------------------------------------------------------------------------------------------------------
EBITDA                                                           6,644                 3,538         88
Depreciation and amortization                                   12,485                 2,764        352
---------------------------------------------------------------------------------------------------------------
Operating (loss) income                               $         (5,841)      $           774       (855) %
===============================================================================================================

Revenue

Caribbean Broadband revenue increased $17.3 million, or 118%, to $31.9 million for the three months ended August 31, 2001.

Switched revenue increased $1.8 million, or 47%, to $5.7 million. The increase was primarily due to a 45% increase in switched access lines and a corresponding growth in minutes of use.

Dedicated revenue increased $3.5 million, or 82%, to $7.8 million. The increase was primarily the result of a 283% rise in dedicated access line equivalents.

Video services generated revenues of $11.6 million for the three months ended August 31, 2001, reflecting revenue from the fiscal 2001 cable acquisitions.

Other revenue increased $0.4 million, or 6%, to $6.9 million.

Costs and expenses

Cost of services increased during the three months ended August 31, 2001, primarily due to higher costs to support the expanding Broadband business and expenses related to the Puerto Rico cable businesses.

Sales and marketing expenses rose during the three months ended August 31, 2001, primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses increased during the three months ended August 31, 2001, primarily due to the additional expenses associated with the acquisitions of the Puerto Rico cable businesses as well as the costs to support the growing customer base.

EBITDA for the Caribbean Broadband operations for the three months ended August 31, 2001 was $6.6 million, an increase of $3.1 million, or 88%, over the same period last year.

Depreciation and amortization for the three months ended August 31, 2001 was $12.5 million, an increase of $9.7 million, or 352%, over the three months ended August 31, 2000. This increase was due to depreciation and amortization related to the Puerto Rico cable acquisitions, as well as additional depreciation associated with the expansion of our network.

Operating loss for the three months ended August 31, 2001 was $5.8 million, a decrease of $6.6 million from the operating income of $0.8 million for the same period in fiscal 2001.

U.S. Wireless Operations

----------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                     ----------------------------------------
(In thousands)                                              August 31,         August 31,        % Change
                                                               2001              2000
----------------------------------------------------------------------------------------------------------------
Revenue:
    Service revenue                                   $         61,887      $         61,560          1  %
    Roaming revenue                                             25,958                33,348        (22)
    Equipment sales                                              3,094                 3,557        (13)
----------------------------------------------------------------------------------------------------------------
                                                                90,939                98,465         (8)
----------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                                       8,099                 6,795         19
    Cost of services                                            18,850                21,307        (12)
    Sales and marketing                                         11,493                11,368          1
    General and administrative                                  14,260                13,117          9
----------------------------------------------------------------------------------------------------------------
                                                                52,702                52,587          -
----------------------------------------------------------------------------------------------------------------
EBITDA                                                          38,237                45,878        (17)
Gain on disposition of assets                                        -               (32,135)      (100)
Depreciation and amortization                                   11,117                10,521          6
----------------------------------------------------------------------------------------------------------------
Operating income                                      $         27,120      $         67,492        (60)  %
================================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amount reclassified for U.S. Wireless for the three months ended August 31, 2000 was $11.7 million.

Excluding the Southwest cluster, which was sold in November 2000, U.S. Wireless service revenue increased $5.0 million, or 9%, to $61.9 million for the three months ended August 31, 2001 as compared to the same period last year. The increase was primarily due to growth in revenue from new subscribers of $9.3 million, partially offset by a decrease in service revenue per subscriber of $4.3 million for the same period. Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage decreased to $26.0 million, or 18%, from roaming revenues of $31.8 million for the three months ended August 31, 2000. The decrease was primarily due to a decrease in roaming rates per minute of $14.1 million, partially offset by an increase in roaming usage of $8.3 million for the same period. The Southwest cluster accounted for $4.6 million of service revenue and $1.6 million of roaming revenue for the quarter ended August 31, 2000.

We anticipate that roaming revenue will continue to be significantly lower in fiscal 2002 than in fiscal 2001 primarily due to declines in contractual roaming rates and construction of networks by other wireless carriers in our service areas.

Our U.S. Wireless operations had approximately 502,600 and 466,800 subscribers at August 31, 2001 and 2000, respectively. Increases from new activations of 212,300 were offset by subscriber cancellations of 153,900. The monthly prepaid and postpaid churn rate was 2.7% for the three months ended August 31, 2001 and 2000. 22,600 subscribers were removed as a result of the sale of the Southwest properties in November 2000. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $60 for the three months ended August 31, 2001, as compared to $72 for the three months ended August 31, 2000. The decrease in revenue per subscriber was primarily due to the decline in roaming revenue as well as the increasing number of minutes in digital rate plans.

Costs and expenses

Cost of equipment sold increased during the three months ended August 31, 2001, primarily due to a greater proportion of digital phones sold which are higher in cost.

Cost of services decreased during the three months ended August 31, 2001, primarily due to a decrease in incollect cost. Cost to acquire per activation was $376 for the three months ended August 31, 2001, as compared to $295 for the same period last year. The increase in cost to acquire was primarily the result of increased advertising costs and costs associated with customer retention efforts.

Sales and marketing expenses increased slightly during the three months ended August 31, 2001, primarily due to a larger sales force and expanded retail distribution system.

General and administrative expenses increased during the three months ended August 31, 2001, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the U.S. Wireless operations for the three months ended August 31, 2001 was $38.2 million, a decrease of $7.6 million, or 17%, from the three months ended August 31, 2000.

Depreciation and amortization for the three months ended August 31, 2001 was $11.1 million, an increase of $0.6 million, or 6%, over the same period in fiscal 2001. The increase was primarily the result of depreciation related to capital expenditures made during fiscal 2002 and 2001 in connection with the continued expansion of our U.S. Wireless operations, as well as depreciation and amortization related to the assets acquired in the Lake Charles acquisition.

Operating income for the three months ended August 31, 2001 was $27.1 million, a decrease of $40.4 million from operating income of $67.5 million for the same period in fiscal 2001, primarily as a result of the gain on disposition of assets we recognized during the three months ended August 31, 2000.

Consolidated

Other non-operating income and expenses

Net interest expense was $37.9 million for the three months ended August 31, 2001, a decrease of $3.7 million, or 9%, from the same period last year. Gross interest expense for the three months ended August 31, 2001 was $38.2 million, as compared to $42.1 million for the three months ended August 31, 2000.

The increase in total debt of $149.4 million from August 31, 2000 was the result of additional borrowings for acquisitions, capital expenditures related to the expansion of the Caribbean Wireless operation and the expansion of the Caribbean Broadband network, partially offset by a paydown of debt with a portion of approximately $400.0 million of after-tax proceeds from the dispositions completed in fiscal 2001. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended August 31, 2001 was approximately $298.2 million. The weighted-average debt outstanding during the three months ended August 31, 2001 was $1,744.0 million, an increase of $137.7 million as compared to the weighted-average debt level of $1,606.3 million during the three months ended August 31, 2000. Our weighted-average interest rate was 8.8% for the three months ended August 31, 2001, as compared to 10.5% for the same period a year ago.

After minority interest in loss of subsidiaries for the three months ended August 31, 2001, the pre-tax loss was $5.0 million as compared to pre-tax income of $42.5 million for the three months ended August 31, 2000. The income tax expense for the three months ended August 31, 2001 and 2000 was $3.7 million and $18.7 million, respectively. The decrease in income tax expense for the three months ended August 31, 2001 was primarily the result of tax expense in fiscal 2001 related to the gain we recognized on the redemption of our interest in the GTE Mobilnet Partnership serving the San Francisco area.

The cumulative effect of change in accounting principle for the three months ended August 31, 2000 was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB No. 101.

These factors resulted in a net loss of $8.7 million for the three months ended August 31, 2001, which represents a decrease of $28.8 million from net income of $20.1 million for the same period a year ago.

Liquidity and Capital Resources

Our New Credit Facility consists of four term loans in an aggregate principal amount of $1,000.0 million and a revolving credit facility in an aggregate principal amount of $250.0 million. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325.0 million term loan and
Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $675.0 million. The total amount outstanding under the term loans as of August 31, 2001 was $986.1 million. The revolving credit facility portion of the New Credit Facility is equally available to both of the borrowers. The amount available under the revolving credit facility as of August 31, 2001 was $37.0 million. Under the provisions of our credit facility, we are effectively prohibited from paying cash dividends on our common stock.

For the three months ended August 31, 2001, earnings were less than fixed charges by $9.3 million. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $34.3 million relating to depreciation and amortization.

As of August 31, 2001,  we had $683.4  million of property,  plant and equipment
(net) placed in service. During the three months ended August 31, 2001, we made capital expenditures of $83.2 million to continue the construction of our new network in Jamaica and to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. properties. Capital expenditures for the Caribbean operations were $71.8 million for the three months ended August 31, 2001, representing 86% of total capital expenditures. The Caribbean operation's capital expenditures included $53.2 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems, and $18.6 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal year 2002, we anticipate annual capital expenditures of approximately $250.0 million, which includes capital expenditures for our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica").

In March 2001 Centennial Digital Jamaica signed an agreement with Lucent Technologies ("Lucent"), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75.0 million credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility will bear interest at the London Inter-Bank Offering Rate plus 6.50%. The Lucent Credit Facility matures in March 2007, with principal repayments beginning in December 2004. Under the Lucent Credit
Facility, Centennial Digital Jamaica is limited in its ability to, among other things, incur additional indebtedness. As of August 31, 2001 $35.4 million was available under the Lucent Credit Facility. In connection with the Lucent Credit Facility, we have agreed to make a total of approximately $9.7 million of capital contributions to Centennial Digital Jamaica over the next several years. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit facility. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of our outstanding $370.0 million subordinated debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing revolving credit facility, the Lucent Credit facility and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and placement of debt or equity securities.

In order to meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is important that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the construction of wireless systems in our existing and recently acquired markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to remain, capital intensive. Further, due to the start-up nature of our Dominican Republic and Jamaica operations, we anticipate that additional cash investments will be required to fund our operations over the next several years.

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:


---------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended August 31,
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
                                                               2001                                2000
                                                 ---------------------------------    -------------------------------
(In thousands)                                       Amount       % of net cash           Amount       % of net cash
                                                                     provided                            provided
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities        $          192             -  %      $       39,522           49  %
Interest paid                                            41,963           100                 40,754           51
---------------------------------------------------------------------------------------------------------------------
Net cash provided                                $       42,155           100  %      $       80,276          100  %
=====================================================================================================================

Principal uses of cash:
Interest paid                                    $       41,963           100  %      $       40,754           51  %
Property, plant & equipment                              83,210           197                 63,287           79
---------------------------------------------------------------------------------------------------------------------
Total                                            $      125,173           297  %      $      104,041          130  %
=====================================================================================================================
Cash required from other financing
     and investing activities                    $      (83,018)         (197) %      $      (23,765)         (30) %
=====================================================================================================================

Net cash provided by operating activities for the three months ended August 31, 2001 was not sufficient to fund our expenditures for property, plant and equipment of $83.2 million.

The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:


---------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended August 31,
                                                                           ------------------------------------------
(In thousands)                                                                   2001                    2000
---------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of long-term debt                                   $          92,250       $          67,500
Proceeds from maturity of restricted securities                                            -                  19,888
Distributions received from equity investments, net                                        -                   7,338
Proceeds from the exercise of stock options                                              295                     361
Proceeds from purchases under employee stock purchase plan                             1,896                       -
---------------------------------------------------------------------------------------------------------------------
Cash provided by other financing and investing activities                             94,441                  95,087
---------------------------------------------------------------------------------------------------------------------

Acquisitions, net of cash acquired                                                         -                 (45,992)
Repayment of debt                                                                     (1,624)                (19,076)
Deposits on long-term assets                                                         (15,000)                      -
---------------------------------------------------------------------------------------------------------------------
Capital available for operations and capital expenditures                  $          77,817       $          30,019
=====================================================================================================================

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Acquisitions, Exchanges and Dispositions

Our primary acquisition strategy is to obtain controlling ownership interests in telecommunications systems serving markets that are proximate to or share a community of interest with our current markets. We may pursue acquisitions of communications businesses that we believe will enhance our scope and scale. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies as well as joint marketing benefits, and also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in communications businesses in other geographic areas. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, a combination thereof or other forms of consideration.

In April 2001, we completed the acquisition of the Teleponce cable television company for approximately $108.0 million in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico.

In June 2001 we entered into a $97.5 million, multi-year agreement with Global Crossing Ltd. under which Global Crossing Ltd. will provide us with fiber-optic undersea capacity connecting the Caribbean and the United States. We also have an option to purchase additional capacity for $52.5 million. In addition, as part of the transaction, we have entered into a $19.5 million, multi-year agreement with Global Crossing under which we will provide Global Crossing with products and services in the Caribbean.

In December 2000, we acquired Com Tech International Corporation ("Com Tech"), an owner of undersea fiber optic cable capacity for approximately $16.9 million. Com Tech's cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network.

In November 2000, we sold our interest in the Sacramento-Valley Limited Partnership for $236.0 million in cash. The Company recorded a pre-tax gain of approximately $159.1 million during the year ended May 31, 2001.

In November 2000, we sold our Southwest cluster for $202.5 million in cash. We recorded a pre-tax gain of approximately $183.0 million during the year ended May 31, 2001.

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

Recent Accounting Standards

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

On June 1, 2001, we adopted SFAS No. 133. Under SFAS No.133, our interest rate swaps and collar qualify for cash flow hedge accounting. We recorded a transition adjustment of $4.5 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, we recorded a liability of $7.6 million which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of our derivatives to reflect their fair values on June 1, 2001.

During the three months ended August 31, 2001, we recorded an additional $3.0 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also increased our liabilities by an additional $5.1 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at August 31, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. We adopted SFAS No. 141 on July 1, 2001.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to implement SFAS No. 143 on June 1, 2003, and have not yet determined the impact that this statement will have on our results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to implement SFAS No. 144 on June 1, 2003, and have not yet determined the impact that this statement will have on our results of operations or financial position.

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of October 10, 2001, 37,613,079 shares remain available for future acquisitions.

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

In June 2001, we entered into a $97.5 million, multi-year capacity purchase agreement with Global Crossing Ltd. Pursuant to the terms of that agreement we are required to make future payments of $52.5 million to Global Crossing based on the delivery of such capacity to us. We also have an option to purchase additional capacity from Global Crossing for $52.5 million.

In March 2001, we entered into an agreement with Lucent Technologies pursuant to which we have agreed to purchase equipment and installation services for our wireless telephone system in Jamaica through February 2003 at a cost of approximately $65.0 million.

Subsequent Events

On September 5, 2001, we amended the New Credit Facility to add an additional $50.0 million to the Tranche-C term loan.

             Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this document that are not historical facts are identified as "forward looking statements". Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Forward-looking statements can be identified by the use of words "believe", "expect", "estimate", "anticipate", "project", "intend", "may", "will", and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

Important factors ("Risk Factors") that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include, but are not limited to:

o the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the affect of existing and new competitors, including competitors that may have greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

o general economic, business, political and social conditions in the areas in which we operate, including the less developed Caribbean region;

o continued overbuilding by personal communications service providers in the U.S. wireless markets and the effects of increased competition in our markets, which may cause a reduction in roaming revenues, increased subscriber cancellations, a continued reduction of prices charges and lower average revenue per subscriber;

o our dependence on roaming agreements for a material portion of our U.S. wireless revenues and the continued price declines in roaming rates and potential reduction on roaming minutes of use;

o    our substantial debt obligations;

o the availability and cost of additional capital to fund our operations, including the need to refinance existing indebtedness;

o    the ability to attract and retain qualified personnel;

o    the effects of governmental regulation of the telecommunications industry;

o the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming year and future years to build out and upgrade our networks;

o opportunities for growth through acquisitions and investments and ability to manage this growth;

o changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes;

o    the ability to effectively manage subscriber cancellations;

o local operating hazards and risks in the areas in which we operate, including without limitation, hurricanes, tornados, wind storms and other natural disasters;

o    restrictive   covenants  and  consequences  of  default  contained  in  our financing arrangements;

o    our ability to manage and monitor billing and operational support systems;

o potential litigation related to using wireless telephones while operating an automobile and the potential reduction of wireless usage due to legislation restricting usage while driving;

o potential litigation relating to possible health effects of radio frequency transmission;

o    the relative illiquidity and corresponding volatility of our common stock;

o    declining rates for international long distance traffic;

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2001 (based on information provided by one of the Company's lending institutions):


------------------------------------------------------------------------------------------------------------------------------
                                             Year Ended August 31,
                           --------------------------------------------------------------
(In thousands)               2002        2003        2004         2005         2006      Thereafter     Total      Fair value
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate               $   1,715   $      24   $       -    $     219    $       -    $ 542,743    $  544,701    $  515,101
  Average interest rate         9.20 %     13.50 %         -        10.13 %          -        10.51 %       10.51 %           -
  Variable rate            $  39,250   $  67,375   $  89,875    $ 120,790    $ 152,694    $ 768,739    $1,238,723    $1,238,723
  Average interest rate(1)      4.05 %      5.11 %      5.55 %       5.81 %       6.10 %       6.43 %        6.12 %           -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount          $ 350,000   $  50,000           -            -            -            -             -    $ (10,997)
  Average pay rate              5.67 %      5.86 %         -            -            -            -             -             -
  Average receive rate          4.05 %      5.11 %         -            -            -            -             -             -
Interest rate collar:
  Notional amount          $ 100,000   $ 100,000           -            -            -            -             -     $ (1,705)
  Cap                           7.00 %      7.00 %         -            -            -            -             -             -
  Floor                         4.62 %      4.62 %         -            -            -            -             -             -
--------------------------------------------------------------------------------------------------------------------------------

(1) Represents the average interest rate before applicable margin on the New Credit Facility debt.

                           Part II - Other Information

Item 1.   Legal Proceedings

          To our knowledge, there are no material legal proceedings to which we, or our subsidiaries, are a party or to which any of our property is subject.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Each exhibit identified below is filed as a part of this report.

          a) Exhibits

          Exhibit No.   Description

          Exhibit 10.1 Amendment No. 1 dated as of July 28, 2000, to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co-syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent.

          Exhibit 10.2 Amendment No. 2 dated as of August 3, 2001 to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co-syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent.

          Exhibit 10.3 Amendment No. 3 dated as of September 5, 2001 to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000 and Amendment No. 2 dated as of August 3, 2001, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co-syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent.


          b) Reports on Form 8-K

          None

                                                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 12, 2001



                                               CENTENNIAL COMMUNICATIONS CORP.


                                                /s/  Peter W. Chehayl
                                                -----------------------------
                                                Peter W. Chehayl
                                                Chief Financial Officer,
                                                Sr. Vice President and Treasurer
                                                (Chief Financial Officer)



                                                /s/  Thomas E. Bucks
                                                ------------------------------
                                                Thomas E. Bucks
                                                Sr. Vice President-Controller
                                                (Chief Accounting Officer)