Form 10-Q
period 2001-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2002-01-14
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2001
                                       OR
                                       [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

Common Stock - 95,334,824 outstanding shares as of January 9, 2002

                                Table of Contents
--------------------------------------------------------------------------------


Part I - Financial Information...............................................1
Item 1.  Financial Statements................................................1
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................19
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........33
Part II -Other Information..................................................33
Item 1.  Legal Proceedings..................................................33
Item 2.  Changes in Securities and Use of Proceeds..........................33
Item 3.  Defaults Upon Senior Securities....................................33
Item 4.  Submission of Matters to a Vote of Security Holders................33
Item 5.  Other Information..................................................34
Item 6.  Exhibits and Reports on Form 8-K...................................34

                         Part I - Financial Information

Item 1.       Financial Statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                          November 30,
                                                                                              2001            May 31,
                                                                                          (Unaudited)          2001
                                                                                        ---------------    ------------
Assets
Current Assets:
    Cash and cash equivalents                                                            $       9,120     $    23,345
    Accounts receivable, less allowance for doubtful accounts of
      $11,237 and $13,047, respectively                                                         88,520          72,638
    Inventory - phones and accessories, less allowance for obsolescence
      of $1,343 and $1,261, respectively                                                        26,317          21,058
    Prepaid expenses and other current assets                                                   17,706          14,792
                                                                                        ---------------    ------------
        Total Current Assets                                                                   141,663         131,833
Property, plant and equipment, net                                                             712,982         634,537
Equity investments in wireless systems, net                                                      2,228           1,953
Debt issuance costs, less accumulated amortization of $22,086 and $17,891, respectively         50,355          50,550
U.S. wireless licenses, less accumulated amortization of $297,724
    and $293,899, respectively                                                                 262,948         266,773
Caribbean wireless licenses, less accumulated amortization of
    $8,981 and $7,697, respectively                                                            118,777         120,061
Goodwill, less accumulated amortization of $30,964 and $26,453, respectively                   141,605         146,069
Franchise and license acquisition costs, less accumulated amortization
    of $8,686 and $4,476, respectively                                                         160,888         164,752
Other assets, net                                                                               80,336          77,747
                                                                                        ---------------    ------------
        Total Assets                                                                     $   1,671,782     $ 1,594,275
                                                                                        ===============    ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current portion of long-term debt                                                    $      51,230     $    29,947
    Accounts payable                                                                            27,263          38,046
    Accrued expenses and other current liabilities                                             167,698         161,301
    Payable to affiliates                                                                          125             125
                                                                                        ---------------    ------------
        Total Current Liabilities                                                              246,316         229,419
Long-term debt                                                                               1,746,562       1,662,289
Deferred federal income taxes                                                                   73,796          73,554
Minority interest in subsidiaries                                                               11,520          17,431
Other liabilities                                                                               20,040           1,512
Commitments and contingencies
Common Stockholders' Equity (Deficit):
    Common stock par value $0.01 per share: 150,000,000 shares authorized;
      issued 95,394,877 and 94,930,850 shares, respectively; and outstanding
      95,324,374 and 94,860,347 shares, respectively                                               954             949
    Additional paid-in capital                                                                 435,683         432,375
    Accumulated deficit                                                                       (851,035)       (821,993)
    Accumulated other comprehensive loss                                                       (10,860)              -
                                                                                        ---------------    ------------
                                                                                              (425,258)       (388,669)
    Less: cost of 70,503 common shares in treasury                                              (1,077)         (1,077)
    Deferred compensation                                                                         (117)           (184)
                                                                                        ---------------    ------------
        Total Common Stockholders' Equity (Deficit)                                           (426,452)       (389,930)
                                                                                        ---------------    ------------
        Total Liabilities and Common Stockholders' Equity (Deficit)                      $   1,671,782     $ 1,594,275
                                                                                        ===============    ============

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                  Three Months Ended                     Six Months Ended
                                                           ----------------------------------    ----------------------------------
                                                            November 30,       November 30,       November 30,       November 30,
                                                                2001               2000               2001               2000
                                                           ---------------    ---------------    ---------------    ---------------
Revenue:
    Service revenue                                         $     168,739      $     158,961     $      336,688     $      310,223
    Equipment sales                                                 4,630              6,885             10,845             13,316
                                                           ---------------    ---------------    ---------------    ---------------
                                                                  173,369            165,846            347,533            323,539
                                                           ---------------    ---------------    ---------------    ---------------

Costs and Expenses:
    Cost of equipment sold                                         13,022             10,028             25,879             19,734
    Cost of services                                               41,652             36,130             82,062             69,351
    Sales and marketing                                            27,173             22,799             53,071             44,619
    General and administrative                                     32,999             28,383             65,126             52,963
    Depreciation and amortization                                  38,097             27,192             72,375             49,738
    Gain on disposition of assets                                     (11)          (331,209)               (11)          (363,344)
                                                           ---------------    ---------------    ---------------    ---------------
                                                                  152,932           (206,677)           298,502           (126,939)
                                                           ---------------    ---------------    ---------------    ---------------

Operating income                                                   20,437            372,523             49,031            450,478
                                                           ---------------    ---------------    ---------------    ---------------

Income from equity investments                                        187              4,314                332              9,629
Interest expense, net                                             (38,102)           (42,501)           (76,030)           (84,085)
Other                                                                 (25)                  -                48                  -
                                                           ---------------    ---------------    ---------------    ---------------

(Loss) income before income taxes, minority interest and
     cumulative effect of change in accounting principle          (17,503)           334,336            (26,619)           376,022
Income tax expense                                                 (7,113)          (154,226)           (10,783)          (172,904)
                                                           ---------------    ---------------    ---------------    ---------------
(Loss) income before minority interest and cumulative
    effect of change in accounting principle                      (24,616)           180,110            (37,402)           203,118
Minority interest in loss of subsidiaries                           4,290              2,130              8,360              2,973
                                                           ---------------    ---------------    ---------------    ---------------
(Loss) income before cumulative effect of change in
    accounting principle                                          (20,326)           182,240            (29,042)           206,091
Cumulative effect of change in accounting principle,
    net of income taxes of ($2,271)                                     -                  -                  -             (3,719)
                                                           ---------------    ---------------    ---------------    ---------------
Net (loss) income                                           $     (20,326)     $     182,240     $      (29,042)    $      202,372
                                                           ===============    ===============    ===============    ===============

(Loss) earnings per common share:
    Basic:
      (Loss) income before cumulative effect of
        change in accounting principle                      $       (0.21)     $        1.93     $        (0.31)    $         2.18
      Cumulative effect of change in accounting principle               -                  -                  -              (0.04)
                                                           ---------------    ---------------    ---------------    ---------------
      Net (loss) income per common share                    $       (0.21)     $        1.93     $        (0.31)    $         2.14
                                                           ===============    ===============    ===============    ===============

    Diluted:
      (Loss) income before cumulative effect of
        change in accounting principle                      $       (0.21)     $        1.88     $        (0.31)    $         2.13
      Cumulative effect of change in accounting principle               -                  -                  -              (0.04)
                                                           ---------------    ---------------    ---------------    ---------------
      Net (loss) income per common share                    $       (0.21)     $        1.88     $        (0.31)    $         2.09
                                                           ===============    ===============    ===============    ===============

Weighted-average number of shares outstanding:
Basic                                                              95,183             94,559             95,054             94,527
                                                           ===============    ===============    ===============    ===============
Diluted                                                            95,183             96,943             95,054             96,805
                                                           ===============    ===============    ===============    ===============

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                              Six Months Ended
                                                                                    --------------------------------------
                                                                                       November 30,         November 30,
                                                                                          2001                  2000
                                                                                    -----------------    -----------------
Operating Activities:
    Net (loss) income                                                                $      (29,042)       $     202,372
                                                                                    -----------------    -----------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                                            72,375               49,738
    Minority interest in loss of subsidiaries                                                (8,360)              (2,973)
    Deferred income taxes                                                                     7,789               42,400
    Income from equity investments                                                             (332)              (9,629)
    Gain on disposition of assets                                                               (11)            (363,344)
    Cumulative effect of change in accounting principle                                           -                3,719
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
        Increase in accounts receivable                                                     (18,016)             (12,119)
        Increase in prepaid expenses and other current assets                               (11,151)             (16,319)
        (Decrease) increase in accounts payable, accrued expenses and other
           current liabilities                                                                 (311)             139,749
        Increase in deferred revenue and customer deposits                                    8,627                2,740
    Other                                                                                     3,695                3,933
                                                                                    -----------------    -----------------
    Total adjustments                                                                        54,305             (162,105)
                                                                                    -----------------    -----------------
        Net cash provided by operating activities                                            25,263               40,267
                                                                                    -----------------    -----------------
Investing Activities:
    Proceeds from disposition of assets, net of cash expenses                                    43              493,325
    Capital expenditures                                                                   (130,767)            (107,532)
    Acquisitions, net of cash acquired                                                            -             (216,188)
    Deposits on long-term assets                                                            (15,000)                   -
    Proceeds from maturity of restricted securities                                               -               19,888
    Distributions received from equity investments                                               43               11,238
    Capital contributed to equity investments                                                     -                 (821)
                                                                                    -----------------    -----------------
        Net cash used in investing activities                                              (145,681)             199,910
                                                                                    -----------------    -----------------
Financing Activities:
    Proceeds from the issuance of long-term debt                                            146,055              238,400
    Repayment of debt                                                                       (41,624)            (279,651)
    Debt issuance costs paid                                                                 (4,000)                   -
    Proceeds from the exercise of stock options                                               1,414                  667
      Proceeds from issuance of common stock under employee stock purchase plan               1,898                    -
    Capital contributed from minority interests in subsidiaries                               2,450                    -
                                                                                    -----------------    -----------------
        Net cash provided by financing activities                                           106,193              (40,584)
                                                                                    -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                                        (14,225)             199,593
Cash and cash equivalents, beginning of period                                               23,345               12,879
                                                                                    -----------------    -----------------
Cash and cash equivalents, end of period                                             $        9,120        $     212,472
                                                                                    =================    =================
Supplemental Cash Flow Disclosure:
    Interest paid                                                                    $       67,477        $      75,338
                                                                                    =================    =================
    Income taxes paid                                                                $        2,401        $       5,661
                                                                                    =================    =================
Non-Cash Transactions:
    Shares issued for acquisition                                                    $            -        $       2,355
                                                                                    =================    =================

            See notes to condensed consolidated financial statements

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
       (Amounts in thousands, except subscriber, share and per share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of November 30, 2001 and the results of its consolidated operations and cash flows for the periods ended November 30, 2001 and 2000. These financial statements do not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2001 is audited.

Revenue Recognition:

Service revenue includes amounts earned for providing services to wireless and broadband customers. Services billed in advance are recognized as income when earned. Revenues from activation fees are recognized over the expected customer service period, ranging from 26 to 48 months. Revenues from prepaid calling cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned.

Depreciation and Amortization:

Cost  of  equipment  sold  and  cost  of  services   exclude   depreciation  and
amortization for all periods presented.

Income Taxes:

The Company has a negative worldwide effective tax rate of 40.5% for the six months ended November 30, 2001 primarily as a result of: pre-tax book losses generated in Jamaica and the Dominican Republic for which the Company cannot record a tax benefit; certain interest expense related to the Mezzanine Debt that is not deductible for U.S. income tax purposes; and goodwill amortization that is not deductible for U.S. income tax purposes.

Reclassifications:

The Company changed its presentation of incollect cost (the cost associated with its subscribers roaming in other markets) during the year ended May 31, 2001. The change was a reclassification of incollect cost from revenue to cost of services. The amount reclassified for the three and six months ended November 30, 2000 was $11,485 and $23,934, respectively.

Note 2. Debt

Long-term debt consists of the following:

----------------------------------------------------------------------------------------------------------------
                                                                            November 30,            May 31,
                                                                                2001                 2001
----------------------------------------------------------------------------------------------------------------
Term Loans                                                                 $    1,034,624      $       987,500
Revolving Credit Facility                                                         176,000              156,000
10 3/4% Subordinated Debt due 2008                                                370,000              370,000
Mezzanine Debt                                                                    173,306              172,181
Lucent Credit Facility                                                             43,233                4,365
8 7/8% Senior Notes due 2001                                                            -                1,388
Notes Payable                                                                         173                  516
10 1/8% Senior Notes due 2005                                                         219                  219
Other                                                                                 237                   67
----------------------------------------------------------------------------------------------------------------
    Total Long-Term Debt                                                        1,797,792            1,692,236
Current Portion of Long-Term Debt                                                 (51,230)             (29,947)
----------------------------------------------------------------------------------------------------------------
    Net Long-Term Debt                                                     $    1,746,562      $     1,662,289
================================================================================================================

On September 5, 2001, the Company amended its bank credit facility (the "New Credit Facility") to add an additional $50.0 million to the Tranche-C term loan. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,050,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $1,034,624 and $176,000, respectively, were outstanding as of November 30, 2001. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $725,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

In March 2001, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica"), a subsidiary of the Company, signed an agreement with Lucent Technologies ("Lucent") whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility bear interest at LIBOR (2.01% at November 30, 2001) plus 6.50%. The Lucent Credit Facility matures in 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of November 30, 2001, $43,233 was outstanding under the Lucent Credit Facility. In connection with the Lucent Credit Facility, the Company has agreed to make a total of approximately $9,690 of capital contributions to Centennial Digital Jamaica over the next several years (based on the Company's 51% ownership interest as of November 20, 2001), of which $2,550 has been made as of November 30, 2001. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of the Company's outstanding $370,000 subordinated debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

Notes Payable were assumed as part of the acquisition of AACR and the remaining agreement matures in April 2002.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at November 30, 2001 are summarized as follows:

---------------------------------------------------------------------------------------------------
November 30, 2002                                                                  $        51,230
November 30, 2003                                                                           73,692
November 30, 2004                                                                           96,006
November 30, 2005                                                                          132,776
November 30, 2006                                                                          160,461
November 30, 2007 and thereafter                                                         1,283,627
---------------------------------------------------------------------------------------------------
                                                                                   $     1,797,792
===================================================================================================

The Company was in compliance with all covenants of its debt agreements at November 30, 2001.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the six months ended November 30, 2001 and 2000 was $76,627 and $85,824, respectively.

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

On June 1, 2001, the Company adopted SFAS No. 133. Under SFAS No.133, the Company's interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, the Company recorded a liability of $7,626, which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of the Company's derivatives to reflect their fair values on June 1, 2001.

During the six months ended November 30, 2001, the Company recorded an additional $6,361 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by an additional $11,090 as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at November 30, 2001.

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

In July 2000, the Company purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own. The purchase price was $42,300 in cash.

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 2000:


--------------------------------------------------------------------------------
                                                              Six Months Ended
                                                              November 30, 2000
--------------------------------------------------------------------------------
Revenue                                                       $      342,030
Net income                                                           198,683
Earnings per common share:
    Basic                                                               2.10
    Diluted                                                             2.05

Other Acquisitions:

In June 2001 the Company entered into a definitive, multi-year agreement with an affiliate of Global Crossing Ltd. under which Global Crossing agreed to provide the Company with $97,500 offiber-optic undersea capacity connecting the Caribbean and the United States. In addition, as part of the transaction, Global Crossing and the Company entered into a multi-year agreement under which the Company agreed to provide Global Crossing with $19,500 of products and services in the Caribbean. In December 2001, the Company and Global Crossing restructured these agreements (see Note 5. Subsequent Events). Amounts paid by the Company to Global Crossing are included in other assets in the consolidated balance sheet, except for the assets that the Company has taken delivery of, which is included in property, plant and equipment, net. The Company has recorded the amount received from Global Crossing as accrued expenses and other current liabilities as no products or services have been provided through the balance sheet date.

In December 2000, the Company acquired Com Tech International Corporation, an owner of undersea fiber optic cable capacity, for approximately $16,900.

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

Note 5.  Subsequent Events

In December 2001, the Company and Global Crossing agreed to restructure their June 2001 agreements. Under the new agreements, the Company has purchased $38,000 of fiber-optic undersea capacity from Global Crossing connecting Puerto Rico and the United States and has received a $6,600 credit to be used towards the purchase of products and services on the Global Crossing network, including prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $3,400 credit from the Company which may be used, under certain circumstances, towards the purchase of products and services on the Company's network. In addition, as part of the restructured agreements, the Company has committed, under certain circumstances, to purchase approximately $52,500 of undersea capacity from Global Crossing in the event that Global Crossing constructs and completes a new undersea cable connecting the Company's markets in the Caribbean and the United States.

Note 6.  Segment Information

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered as well as geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization.

Information about the Company's operations in its three business segments for the six months ended November 30, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------
                                              Six Months Ended November 30,
                                        ----------------------------------------
                                                 2001                 2000
--------------------------------------------------------------------------------
Caribbean Wireless
Service revenue (1)                      $     102,762          $      88,499
Equipment sales                                  4,890                  5,416
  Total revenue (1)                            107,652                 93,915
EBITDA                                          37,733                 36,794
Total assets                                   479,403                409,104
Capital expenditures                            72,154                 55,887

Caribbean Broadband
Switched revenue                         $      11,803          $       8,394
Dedicated revenue                               15,890                  9,277
Video revenue                                   23,835                  5,962
Other revenue                                   15,880                 13,956
  Total revenue                                 67,408                 37,589
EBITDA                                          13,358                 10,587
Total assets                                   632,396                311,093
Capital expenditures                            38,333                 27,252

U.S. Wireless
Service revenue (1)                      $     121,386          $     122,555
Roaming revenue                                 48,922                 65,055
Equipment sales                                  5,771                  7,679
  Total revenue (1)                            176,079                195,289
EBITDA                                          70,304                 89,491
Total assets                                 1,794,521              1,742,406
Capital expenditures                            20,280                 24,393

Eliminations
Total revenue (2)                        $      (3,606)         $      (3,254)
Total assets (3)                            (1,234,538)              (938,635)

Consolidated
Total revenue (1)                        $     347,533          $     323,539
EBITDA                                         121,395                136,872
Total assets                                 1,671,782              1,523,968
Capital expenditures                           130,767                107,532



(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. See Note 1 for a discussion of the reclassification from revenue to cost of services.

(2) Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(3)  Elimination of intercompany investments.

Reconciliation of Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle:

--------------------------------------------------------------------------------
                                                  Six Months Ended November 30,
                                                --------------------------------
                                                     2001             2000
--------------------------------------------------------------------------------
EBITDA for reportable segments                 $    121,395    $    136,872
Interest expense, net                               (76,030)        (84,085)
Depreciation and amortization                       (72,375)        (49,738)
Income from equity investments                          332           9,629
Gain on disposition of assets                            11         363,344
Other                                                    48               -
--------------------------------------------------------------------------------
(Loss) income before income taxes, minority
   interest and cumulative effect of
   change in accounting principle              $    (26,619)   $    376,022
================================================================================

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of November 30, 2001
                             (Amounts in thousands)

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
                                            ---------------- ------------- -------------- -------------- ------------ --------------


ASSETS
Current assets:
   Cash and cash equivalents                $         2,691  $          -  $       6,429  $           -  $         -  $       9,120
   Accounts receivable - net                         45,361             -         43,854              -         (695)        88,520
   Inventory - phones and accessories - net           7,594             -         18,723              -            -         26,317
   Prepaid expenses and other current assets          3,654             -         14,052              -            -         17,706
                                            ---------------- ------------- -------------- -------------- ------------ --------------
     Total current assets                            59,300             -         83,058              -         (695)       141,663

Property, plant & equipment - net                   261,669             -        451,313              -            -        712,982

Equity investments in wireless systems - net              -             -          2,228              -            -          2,228

Debt issuance costs - net                            22,783             -         27,572              -            -         50,355

U.S. wireless licenses - net                              -             -        262,948              -            -        262,948

Caribbean wireless licenses - net                         -             -        118,777              -            -        118,777

Goodwill  - net                                       4,476             -        137,129              -            -        141,605

Franchise and license acquisition costs - net             -             -        160,888              -            -        160,888

Intercompany                                              -     1,316,809        970,773        593,162   (2,880,744)             -

Investment in subsidiaries                                -      (321,566)       548,209       (807,426)     580,783              -

Other assets - net                                    5,492         7,547         74,844              -       (7,547)        80,336
                                             --------------- ------------- -------------- -------------- ------------ --------------

      Total                                  $      353,720   $ 1,002,790  $   2,837,739  $    (214,264) $(2,308,203) $   1,671,782
                                             =============== ============= ============== ============== ============ ==============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of November 30, 2001
                             (Amounts in thousands)


                                                        Centennial                                                Centennial
                                        Centennial       Cellular                     Centennial                Communications
                                       Puerto Rico     Operating Co.                Communications                Corp. and
                                     Operations Corp.       LLC      Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                     ---------------- -------------- -------------- -------------- ------------ --------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term debt   $       18,506   $      32,500  $         224  $           -  $         -  $      51,230
 Accounts payable                            13,102               -         14,856              -         (695)        27,263
 Accrued expenses and other
   current liabilities                       41,493               -        125,473            732            -        167,698
 Payable to affiliates                            -               -            125              -            -            125
                                     --------------- --------------- -------------- -------------- ------------ --------------
 Total current liabilities                   73,101          32,500        140,678            732         (695)       246,316

Long-term debt                              691,118         838,500         43,419        173,525            -      1,746,562

Deferred federal income taxes                     -               -         81,343              -       (7,547)        73,796

Minority interest in subsidiaries                 -               -         11,520              -            -         11,520

Other liabilities                                 -          18,716          1,324              -            -         20,040

Intercompany                                  6,125         920,500      1,916,354         37,931   (2,880,910)             -

Stockholders' equity (deficit):
 Common stock                                     -               -              -            954            -            954
 Preferred stock                            465,000               -              -              -     (465,000)             -
 Additional paid-in capital                (820,448)              -      1,381,565        435,683     (561,117)       435,683
 Accumulated deficit                        (61,176)       (796,566)      (738,464)      (851,035)   1,596,206       (851,035)
 Accumulated other comprehensive loss             -         (10,860)             -        (10,860)      10,860        (10,860)
                                     --------------- --------------- -------------- -------------- ------------ --------------
                                           (416,624)       (807,426)       643,101       (425,258)     580,949       (425,258)

 Less: treasury shares                            -               -              -         (1,077)           -         (1,077)
 Deferred compensation                            -               -              -           (117)           -           (117)
                                     --------------- --------------- -------------- -------------- ------------ --------------
 Total stockholders' equity (deficit)      (416,624)       (807,426)       643,101       (426,452)     580,949       (426,452)
                                     --------------- --------------- -------------- -------------- ------------ --------------

 Total                               $      353,720  $    1,002,790  $   2,837,739  $    (214,264) $(2,308,203) $   1,671,782
                                     =============== =============== ============== ============== ============ ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                             (Amounts in thousands)


                                              Centennial   Centennial                                                Centennial
                                              Puerto Rico   Cellular                    Centennial                 Communications
                                              Operations  Operating Co.                Communications                 Corp. and
                                                  Corp.       LLC       Non-Guarantors    Corp.       Eliminations  Subsidiaries
                                              ----------- ------------- -------------- -------------- ------------ --------------

Revenue                                       $  127,775  $          -  $     221,507  $           -  $    (1,749) $     347,533
                                              ----------- ------------- -------------- -------------- ------------ --------------

Costs and expenses:
   Cost of equipment sold                          6,706             -         19,852              -         (679)        25,879
   Cost of services                               20,125             -         62,276              -         (339)        82,062
   Sales and marketing                            19,661             -         33,410              -            -         53,071
   General and administrative                     25,215             -         40,642              -         (731)        65,126
   Depreciation and amortization                  26,422             -         45,953              -            -         72,375
   Gain on disposition of assets                      (5)            -             (6)             -            -            (11)
                                              ----------- ------------- -------------- -------------- ------------ --------------
                                                  98,124             -        202,127              -       (1,749)       298,502
                                              ----------- ------------- -------------- -------------- ------------ --------------

Operating income                                  29,651             -         19,380              -            -         49,031
                                              ----------- ------------- -------------- -------------- ------------ --------------

Income from equity investments                         -             -            332              -            -            332
(Loss) income from investments in subsidiaries         -       (18,455)         4,516        (18,455)      32,394              -
Interest expense - net                           (25,135)      (40,029)          (279)       (10,587)           -        (76,030)
Other                                                  -             -             48              -            -             48
Intercompany interest allocation                       -        40,029        (40,029)             -            -              -
                                              ----------- ------------- -------------- -------------- ------------ --------------
Income (loss) before income tax expense and
  minority interest                                4,516       (18,455)       (16,032)       (29,042)      32,394        (26,619)

Income tax expense                                     -             -        (10,783)             -            -        (10,783)
                                              ----------- ------------- -------------- -------------- ------------ --------------

Income (loss) before minority interest             4,516       (18,455)       (26,815)       (29,042)      32,394        (37,402)

Minority interest in loss of subsidiaries              -             -          8,360              -            -          8,360
                                              ----------- ------------- -------------- -------------- ------------ --------------

Net income (loss)                             $    4,516  $    (18,455) $     (18,455) $     (29,042) $    32,394  $     (29,042)
                                              =========== ============= ============== ============== ============ ==============

                                       13

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Six Months Ended November 30, 2001
                             (Amounts in thousands)

                                                         Centennial   Centennial                                        Centennial
                                                         Puerto Rico   Cellular                Centennial             Communications
                                                         Operations  Operating Co.   Non-     Communications  Elimin-   Corp. and
                                                            Corp.         LLC      Guarantors     Corp.       ations   Subsidiaries
                                                         ----------- ------------- ---------- -------------- --------- -------------

OPERATING ACTIVITIES:
      Net income (loss)                                  $    4,516  $    (18,455) $  (18,455) $    (29,042) $ 32,394  $    (29,042)
                                                         ----------- ------------- ----------- ------------- --------- -------------

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                           26,422             -      45,953             -         -        72,375
     Minority interest in loss of subsidiaries                    -             -      (8,360)            -         -        (8,360)
     Deferred income taxes                                        -             -       7,789             -         -         7,789
     Income from equity investments                               -             -        (332)            -         -          (332)
     Equity in undistributed earnings of subsidiaries             -        18,455      (4,516)       18,455   (32,394)            -
     Gain on disposition of assets                               (5)            -          (6)            -         -           (11)
     Noncash expenses                                        10,583             -     (11,708)        1,125         -             -
     Changes in assets and liabilities, net of effects of
      acquisitions and dispositions:
      Accounts receivable - (increase)                      (11,975)            -      (6,041)            -         -       (18,016)
      Prepaid expenses and other current assets-
        (increase)                                           (5,987)            -      (5,164)            -         -       (11,151)
      Accounts payable, accrued expenses and
        other current liabilities-increase (decrease)         1,459             -      (1,770)            -         -          (311)
      Deferred revenue and customer deposits- increase        7,481             -       1,146             -         -         8,627
     Other                                                    1,876             -       1,819             -         -         3,695
                                                          ---------- ------------- ----------- ------------- --------- -------------

     Total adjustments                                       29,854         3,422      18,810        19,580   (32,394)       54,305
                                                          ---------- ------------- ----------- ------------- --------- -------------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    34,370             -         355        (9,462)        -        25,263
                                                          ---------- ------------- ----------- ------------- --------- -------------

INVESTING ACTIVITIES:

     Proceeds from disposition of assets, net of
       cash expenses                                              5             -          38             -         -            43
     Capital expenditures                                   (50,879)            -     (79,888)            -         -      (130,767)
     Deposits on long-term assets                                 -             -     (15,000)            -         -       (15,000)
     Distributions received from equity investments               -             -          43             -         -            43
                                                          ---------- ------------- ----------- ------------- --------- -------------

      NET CASH USED IN INVESTING ACTIVITIES                 (50,874)            -     (94,807)            -         -      (145,681)
                                                          ---------- ------------- ----------- ------------- --------- -------------

FINANCING ACTIVITIES:

     Proceeds from the issuance of long-term debt            55,000        52,000      39,055             -         -       146,055
     Repayment of debt                                       (7,876)      (32,000)       (360)       (1,388)        -       (41,624)
     Debt issuance costs paid                                (4,000)            -           -             -         -        (4,000)
     Proceeds from the exercise of stock options                  -             -           -         1,414         -         1,414
     Proceeds from issuance of common stock under
        employee stock purchase plan                              -             -           -         1,898         -         1,898
     Capital contributed from minority interest
        in subsidiaries                                           -             -       2,450             -         -         2,450
     Cash received from (paid to) affiliates                (32,829)      (20,000)     52,829             -         -             -
     Cash advances from subsidiaries (to parent)                  -             -      (7,538)        7,538         -             -
                                                         ----------- ------------- ----------- ------------- --------- -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES            10,295             -      86,436         9,462         -       106,193
                                                         ----------- ------------- ----------- ------------- --------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (6,209)            -      (8,016)            -         -       (14,225)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                8,900             -      14,445             -         -        23,345
                                                         ----------- ------------- ----------- ------------- --------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    2,691  $          -  $    6,429  $          -  $      -  $      9,120
                                                         =========== ============= =========== ============= ========= =============


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
                                            =============== ============== ============== ============== ============= =============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                               As of May 31, 2001
                             (Amounts in thousands)


                                                            Centennial                                                Centennial
                                           Centennial        Cellular                      Centennial                Communications
                                           Puerto Rico     Operating Co.                 Communications                Corp. and
                                         Operations Corp.      LLC       Non-Guarantors       Corp.     Eliminations  Subsidiaries
                                         ---------------- -------------- -------------- -------------- ------------- --------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term-debt      $      11,750  $     16,250    $        559   $       1,388   $          -   $     29,947
   Accounts payable                              16,745             -          21,301               -              -         38,046
   Accrued expenses and other
     current liabilities                         29,808             -         130,761             732              -        161,301
   Payable to affiliates                              -             -             125               -              -            125
                                         --------------- ------------- --------------- --------------- -------------- --------------

     Total current liabilities                   58,303        16,250         152,746           2,120              -        229,419



Long-term debt                                  650,750       834,750           4,389         172,400              -      1,662,289


Deferred federal income taxes                         -             -          73,554               -              -         73,554


Minority interest in subsidiaries                     -             -          17,431               -              -         17,431


Other liabilties                                      -             -           1,512               -              -          1,512


Intercompany                                    130,198       920,500       1,771,551          28,470     (2,850,719)             -

Stockholders' equity (deficit):
  Common stock                                        -             -               -             949              -            949
  Preferred stock                               465,000             -               -               -       (465,000)             -
  Additional paid-in capital                   (914,726)            -       1,381,565         432,375       (466,839)       432,375
  Accumulated deficit                           (65,692)     (778,111)       (720,009)       (821,993)     1,563,812       (821,993)
                                          -------------- ------------- --------------- --------------- -------------- --------------
                                               (515,418)     (778,111)        661,556        (388,669)       631,973       (388,669)

  Less: treasury shares                               -             -               -          (1,077)             -         (1,077)
  Deferred compensation                               -             -               -            (184)             -           (184)
                                          -------------- ------------- --------------- --------------- -------------- --------------


  Total stockholders' equity (deficit)         (515,418)     (778,111)        661,556        (389,930)       631,973       (389,930)
                                          -------------- ------------- --------------- --------------- -------------- --------------

  Total                                    $    323,833   $   993,389   $   2,682,739   $    (186,940)  $ (2,218,746)  $  1,594,275
                                          ============== ============= =============== =============== ============== ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000
                             (Amounts in thousands)


                                                 Centennial   Centennial                                               Centennial
                                                 Puerto Rico   Cellular                     Centennial                Communications
                                                 Operations  Operating Co.                Communications                 Corp. and
                                                     Corp.        LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                                 ----------- ------------- -------------- -------------- ------------ --------------


       Revenue (1)                               $  110,443  $          -   $    215,291   $          -  $    (2,195) $     323,539
                                                 ----------- ------------- --------------- ------------- ------------ --------------

       Costs and expenses:
         Cost of equipment sold                       5,015             -         14,719              -            -         19,734
         Cost of services (1)                        17,739             -         51,832              -         (220)        69,351
         Sales and marketing                         18,021             -         26,598              -            -         44,619
         General and administrative                  22,129             -         32,809              -       (1,975)        52,963
         Depreciation and amortization               22,925             -         26,813              -            -         49,738
         Gain on disposition of assets                   (5)            -       (363,339)             -            -       (363,344)
                                                 ----------- ------------- --------------- ------------- ------------ --------------
                                                     85,824             -       (210,568)             -       (2,195)      (126,939)
                                                 ----------- ------------- --------------- ------------- ------------ --------------
       Operating income                              24,619             -        425,859              -            -        450,478
                                                 ----------- ------------- --------------- ------------- ------------ --------------

       Income from equity investments                     -             -          9,629              -            -          9,629
       Income from investments in
         subsidiaries                                     -       212,959        (12,237)       212,959     (413,681)             -
       Interest expense - net                       (35,230)      (35,145)        (3,123)       (10,587)           -        (84,085)
       Intercompany interest allocation                   -        35,145        (35,145)             -            -              -
                                                 ----------- ------------- --------------- ------------- ------------ --------------

       (Loss) income before income tax expense,
          minority interest and cumulative effect
          of change in accounting principle         (10,611)      212,959        384,983        202,372     (413,681)       376,022

       Income tax expense                                 -             -       (172,904)             -            -       (172,904)
                                                 ----------- ------------- --------------- ------------- ------------ --------------

       (Loss) income before minority interest and
          cumulative effect of change in
          accounting principle                      (10,611)      212,959        212,079        202,372     (413,681)       203,118

       Minority interest in loss of
          subsidiaries                                    -             -          2,973              -            -          2,973
                                                 ----------- ------------- --------------- ------------- ----------- --------------

       (Loss) income before cumulative effect of
          change in accounting principle            (10,611)      212,959        215,052        202,372     (413,681)       206,091

       Cumulative effect of change in
            accounting principle                     (1,626)            -         (2,093)             -            -         (3,719)
                                                 ----------- ------------- --------------- ------------- ------------ --------------

       Net (loss) income                         $  (12,237) $    212,959  $     212,959    $   202,372  $  (413,681) $     202,372
                                                 =========== ============= =============== ============= ============ ==============


     (1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for Centennial Puerto Rico Operations Corp. and Non-Guarantors for the six months ended November 30, 2000 were $1,151 and $22,783, respectively.

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Six Months Ended November 30, 2000
                             (Amounts in thousands)

                                                         Centennial   Centennial                                        Centennial
                                                         Puerto Rico   Cellular                Centennial             Communications
                                                         Operations  Operating Co.  Non-     Communications  Elimin-     Corp. and
                                                            Corp.        LLC      Guarantors     Corp.       ations    Subsidiaries
                                                        ----------- ------------- ---------- -------------- ---------- -------------

OPERATING ACTIVITIES:

  Net (loss) income                                     $  (12,237) $    212,959  $ 212,959  $     202,372  $(413,681) $    202,372
                                                        ----------- ------------- ---------- -------------- ---------- -------------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

  Depreciation and amortization                             22,925             -     26,813              -          -        49,738
  Minority interest in loss of subsidiaries                      -             -     (2,973)             -          -        (2,973)
  Deferred income taxes                                          -             -     42,400              -          -        42,400
  Equity in undistributed earnings of investee companies         -             -     (9,629)             -          -        (9,629)
  Equity in undistributed earnings of subsidiaries               -      (212,959)    12,237       (212,959)   413,681             -
  (Gain) loss on disposition of assets                          (5)            -   (363,339)             -          -      (363,344)
  Cumulative effect of change in accounting principle        1,626             -      2,093              -          -         3,719
  Noncash expenses                                           5,842             -     (6,967)         1,125          -             -
  Change in assets and liabilities net of
     effects of acquisitons and dispositions:
      Accounts receivable - (increase)                      (3,500)            -     (8,619)             -          -       (12,119)
      Prepaid expenses and other current
       assets - (increase)                                  (1,200)            -    (15,119)             -          -       (16,319)
      Accounts payable, accrued expenses and
       other current liabilities - increase                  4,002             -    135,747              -          -       139,749
      Deferred revenue and customer deposits -
       (decrease) increase                                      (1)            -      2,741              -          -         2,740
   Other                                                     1,714             -      2,219              -          -         3,933
                                                        ----------- ------------- ---------- -------------- ---------- -------------
  Total adjustments                                         31,403      (212,959)  (182,396)      (211,834)   413,681      (162,105)
                                                        ----------- ------------- ---------- -------------- ---------- -------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     19,166             -     30,563         (9,462)         -        40,267
                                                        ----------- ------------- ---------- -------------- ---------- -------------

INVESTING ACTIVITIES:

  Proceeds from disposition of assets, net of
   cash expenses                                                 5                  493,320              -          -       493,325
  Capital expenditures                                     (41,794)            -    (65,738)             -          -      (107,532)
  Proceeds from maturity of restricted securities                -             -     19,888              -          -        19,888
  Acquisitions, net of cash acquired                             -             -   (216,188)             -          -      (216,188)
  Distributions received from equity investments                 -             -     11,238              -          -        11,238
  Capital contributed to equity investments                      -             -       (821)             -          -          (821)
                                                        ----------- ------------- ---------- -------------- ---------- -------------

    NET CASH USED IN INVESTING ACTIVITIES                  (41,789)            -    241,699              -          -       199,910
                                                        ----------- ------------- ---------- -------------- ---------- -------------

FINANCING ACTIVITIES:

  Proceeds from the issuance of long-term debt             213,400        25,000          -              -          -       238,400
  Repayment of debt                                       (236,150)      (35,000)    (8,501)             -          -      (279,651)
  Proceeds from the exercise of stock options                    -             -          -            667          -           667
  Cash received from (paid to) affiliates                   46,650        10,000    (56,650)             -          -            -
  Cash advances from subsidiaries (to parent)                   63             -     (8,858)         8,795          -            -
                                                        ----------- ------------- ----------  ------------- ---------- -------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES               23,963             -    (74,009)         9,462          -       (40,584)
                                                        ----------- ------------- ---------- -------------- ---------- -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,340             -    198,253              -          -       199,593


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,915             -      7,964              -          -        12,879
                                                        ----------- ------------- ---------- -------------- ---------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    6,255  $          -  $ 206,217  $           -  $       -  $    212,472
                                                        =========== ============= ========== ============== ========== =============


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

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. Our Caribbean operations own licenses to serve a population of approximately 15.5 million as of November 30, 2001 in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, dedicated (private line), video and other services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of November 30, 2001: Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 18.5 million Net Pops as of November 30, 2001.

Overview

We had 826,500 wireless subscribers at November 30, 2001, as compared to 664,400 at November 30, 2000, an increase of 24%. The net loss for the three and six months ended November 30, 2001 was $20.3 million and $29.0 million, respectively, as compared to net income of $182.2 million and $202.4 million for the same periods last year. Net income for the six months ended November 30, 2000 included a pre-tax gain of $363.3 million ($200.2 million after-tax) resulting from the sale of our southwest properties and our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership, the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet Partnership serving the San Francisco Bay area. Net income for the six months ended November 30, 2000 was also affected by an after-tax, non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). Basic and diluted loss per share for the three months ended November 30, 2001 was $0.21 as compared to basic and diluted earnings per share of $1.93 and $1.88, respectively, for the same period a year ago. Basic and diluted loss per share for the six months ended November 30, 2001 was $0.31 as compared to basic and diluted earnings per share of $2.14 and $2.09, respectively, for the same period a year ago.

The table below summarizes the consolidated results of operations for each period:

-------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended                            Six Months Ended
                                ------------------------------               -----------------------------
(In   thousands, except  per                                      %                                           %
share amounts)                     11/30/01        11/30/00     Change         11/30/01       11/30/00      Change
-------------------------------------------------------------------------------------------------------------------
Operating income                 $    20,437      $   372,523     (95)  %    $    49,031     $    450,478     (89)  %
Net (loss) income                    (20,326)         182,240    (111)           (29,042)         202,372    (114)
(Loss) income per share:
    Basic                              (0.21)            1.93    (111)             (0.31)            2.14    (114)
    Diluted                            (0.21)            1.88    (111)             (0.31)            2.09    (115)

 EBITDA (1)                           58,523           68,506     (15)           121,395          136,872     (11)

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

Caribbean Wireless Operations

-------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended                            Six Months Ended
                                -------------------------------              ------------------------------
                                                                  %                                          %
(In thousands)                      11/30/01       11/30/00     Change        11/30/01       11/30/00      Change
-------------------------------------------------------------------------------------------------------------------
Revenue:
Service revenue                   $    52,788    $    45,045      17  %       $  102,762     $   88,499       16  %
Equipment sales                         1,770          2,704     (35)              4,890          5,416      (10)
-------------------------------------------------------------------------------------------------------------------
                                       54,558         47,749      14             107,652         93,915       15
-------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of equipment sold                  3,992          2,321      72               8,586          5,027       71
Cost of services                        8,645          7,532      15              16,892         14,572       16
Sales and marketing                    10,437          9,090      15              21,533         17,725       21
General and administrative             11,742         10,962       7              22,908         19,797       16
-------------------------------------------------------------------------------------------------------------------
                                       34,816         29,905      16              69,919         57,121       22
-------------------------------------------------------------------------------------------------------------------
EBITDA                                 19,742         17,844      11              37,733         36,794        3
Depreciation and amortization          13,419         10,401      29              24,095         19,662       23
-------------------------------------------------------------------------------------------------------------------
Operating income                   $    6,323    $     7,443     (15) %       $   13,638     $   17,132      (20) %
===================================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost (the cost associated with our subscribers roaming in other markets, which was previously netted against the related revenue). The change was a reclassification from revenue to cost of services. The amount reclassified for Caribbean Wireless for the three and six months ended November 30, 2000 was $0.4 million and $1.2 million, respectively.

Caribbean Wireless service revenue increased $7.7 million, or 17%, and $14.3 million, or 16% for the three and six months ended November 30, 2001 respectively, to $52.8 million and $102.8 million for the same periods. These increases were primarily due to growth in revenue from new subscribers of $22.5 million and $43.0 million for the three and six months ended November 30, 2001, respectively, partially offset by an aggregate decrease in service revenue per subscriber of $14.8 million and $28.7 million for the same periods.

The decrease in equipment sales of wireless telephones and accessories to subscribers was due to a decrease in retail prices for phones purchased by customers

Our Caribbean Wireless operations had approximately 312,600 subscribers at November 30, 2001, an increase of 49% from the 209,700 subscribers at November 30, 2000. Increases from new activations of 234,300 were offset by subscriber cancellations of 131,400. The monthly prepaid and postpaid churn rate was 3.7% for three and six months ended November 30, 2001 as compared to 4.0% and 3.5% for the three and six months ended November 30, 2000, respectively. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $59 and $61 for the three and six months ended November 30, 2001, as compared to $78 and $79 for the same periods a year ago. The decrease in revenue per subscriber was primarily due to new prepaid subscribers in the Dominican Republic.

Costs and expenses

Cost of equipment sold increased during the three and six months ended November 30, 2001 due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

Cost of services increased during the three and six months ended November 30, 2001, primarily due to the variable costs associated with a larger subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean. This was partially offset by a decrease in property tax expense due to an agreement with the tax authorities in Puerto Rico.

Sales and marketing expenses rose during the three and six months ended November 30, 2001, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic and Jamaica. We launched operations in the Kingston, Jamaica metropolitan area at the end of November 2001.

General and administrative expenses increased during the three and six months ended November 30, 2001, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic in September 2000 and Jamaica in November 2001.

EBITDA for the Caribbean Wireless operations for the three months ended November 30, 2001 was $19.7 million, an increase of $1.9 million, or 11%, as compared to the three months ended November 30, 2000. EBITDA for the Caribbean Wireless operations for the six months ended November 30, 2001 was $37.7 million, an increase of $0.9 million, or 3%, as compared to the same period last year. These increases were primarily due to the growth of postpaid customers in Puerto Rico, partially offset by start up losses in the Dominican Republic and Jamaica.

Depreciation and amortization for the three months ended November 30, 2001 was $13.4 million, an increase of $3.0 million, or 29%, as compared to the three months ended November 30, 2000. Depreciation and amortization for the six months ended November 30, 2001 was $24.1 million, an increase of $4.4 million, or 23%, over the same period last year. Depreciation increased due to capital expenditures made during fiscal 2002 and 2001 in connection with the development and network expansion of our Caribbean wireless telephone systems.

Operating income for the three months ended November 30, 2001 was $6.3 million, a decrease of $1.1 million from operating income of $7.4 million from the same period last year. Operating income for the six months ended November 30, 2001 was $13.6 million, a decrease of $3.5 million from operating income of $17.1 million for the same period a year ago.

Caribbean Broadband Operations

---------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                         Six Months Ended
                                    ---------------------------              -----------------------------
                                                                   %                                          %
(In thousands)                         11/30/01     11/30/00     Change         11/30/01       11/30/00     Change
---------------------------------------------------------------------------------------------------------------------
Revenue:
    Switched revenue                 $     6,124  $     4,535       35  %     $    11,803     $    8,394       41  %
    Dedicated revenue                      8,117        4,995       63             15,890          9,277       71
    Video revenue                         12,256        5,962      106             23,835          5,962      300
    Other revenue                          8,990        7,438       21             15,880         13,956       14
---------------------------------------------------------------------------------------------------------------------
                                          35,487       22,930       55             67,408         37,589       79
---------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                    88          265      (67)               252            470      (46)
    Cost of services                      17,319        9,903       75             32,283         16,262       99
    Sales and marketing                    3,827        1,972       94              7,136          3,789       88
    General and administrative             7,539        3,741      102             14,379          6,481      122
---------------------------------------------------------------------------------------------------------------------
                                          28,773       15,881       81             54,050         27,002      100
---------------------------------------------------------------------------------------------------------------------
EBITDA                                     6,714        7,049       (5)            13,358         10,587       26
Gain on disposition of assets                 (7)           -      N/A                 (7)             -      N/A
Depreciation and amortization             13,281        5,625      136             25,766          8,389      207
---------------------------------------------------------------------------------------------------------------------
Operating (loss) income              $    (6,560)  $    1,424     (561) %     $   (12,401)    $    2,198     (664) %
=====================================================================================================================

Revenue

Caribbean Broadband revenue increased $12.6 million, or 55%, and $29.8 million, or 79%, for the three and six months ended November 30, 2001, respectively, to $35.5 million and $67.4 million.

Switched revenue increased $1.6 million, or 35%, and $3.4 million, or 41%, for the three and six months ended November 30, 2001, respectively. The increase was primarily due to a 39% increase in switched access lines as of the end of the second quarter and a corresponding growth in minutes of use.

Dedicated revenue increased $3.1 million, or 63%, and $6.6 million, or 71%, for the three and six months ended November 30, 2001, respectively, to $8.1 million and $15.9 million. The increase was primarily the result of a 117% rise in dedicated access line equivalents as of the end of the second quarter.

Video services generated revenues of $12.3 million and $23.8 million for the three and six months ended November 30, 2001, respectively, reflecting revenue from the fiscal 2001 cable acquisitions.

Other revenue increased $1.6 million, or 21%, to $9.0 million for the three months ended November 30, 2001 and increased $1.9 million, or 14%, to $15.9 million for the six months then ended.

Costs and expenses

Cost of services increased during the three and six months ended November 30, 2001, primarily due to higher costs to support the expanding Broadband business and expenses related to the Puerto Rico cable businesses.

Sales and marketing expenses rose during the three and six months ended November 30, 2001, primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses increased during the three and six months ended November 30, 2001, primarily due to the additional expenses associated with the acquisitions of the Puerto Rico cable businesses, as well as the costs to support the growing customer base.

EBITDA for the Caribbean Broadband operations for the three months ended November 30, 2001 was $6.7 million, a decrease of $0.3 million, or 5%, as compared to the same period last year. EBITDA for the Caribbean Broadband operations for the six months ended November 30, 2001 was $13.4 million, an increase of $2.8 million, or 26%, over the same period a year ago.

Depreciation and amortization for the three months ended November 30, 2001 was $13.3 million, an increase of $7.7 million, or 136%, over the three months ended November 30, 2000. Depreciation and amortization for the six months ended November 30, 2001 was $25.8 million, an increase of $17.4 million, or 207%, over the same period last year. The increase was due to depreciation and amortization related to the Puerto Rico cable acquisitions, as well as additional depreciation associated with the expansion of our network.

Operating loss for the three months ended November 30, 2001 was $6.6 million, a decrease of $8.0 million from the operating income of $1.4 million for the same period in fiscal 2001. Operating loss for the six months ended November 30, 2001 was $12.4 million, a decrease of $14.6 million from the operating income of $2.2 million for the six months ended November 30, 2000.

U.S. Wireless Operations

-----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                        Six Months Ended
                                    -----------------------------            ------------------------------
                                                                     %                                        %
(In thousands)                         11/30/01        11/30/00    Change       11/30/01        11/30/00    Change
-----------------------------------------------------------------------------------------------------------------------
Revenue:
    Service revenue                  $    59,499     $    60,996     (2) %    $   121,386     $   122,555     (1) %
    Roaming revenue                       22,964          31,706    (28)           48,922          65,055    (25)
    Equipment sales                        2,677           4,122    (35)            5,771           7,679    (25)
-----------------------------------------------------------------------------------------------------------------------
                                          85,140          96,824    (12)          176,079         195,289    (10)
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of equipment sold                 8,942           7,442     20            17,041          14,237     20
    Cost of services                      17,360          20,232    (14)           36,210          41,539    (13)
    Sales and marketing                   12,909          11,737     10            24,402          23,105      6
    General and administrative            13,862          13,800      -            28,122          26,917      4
-----------------------------------------------------------------------------------------------------------------------
                                          53,073          53,211      -           105,775         105,798      -
-----------------------------------------------------------------------------------------------------------------------
EBITDA                                    32,067          43,613    (26)           70,304          89,491    (21)
Gain on disposition of assets                 (4)       (331,209)  (100)               (4)       (363,344)  (100)
Depreciation and amortization             11,397          11,166      2            22,514          21,687      4
-----------------------------------------------------------------------------------------------------------------------
Operating income                     $    20,674     $   363,656    (94) %    $    47,794     $   431,148    (89) %
=======================================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amount reclassified for U.S. Wireless for the three and six months ended November 30, 2000 was $11.1 million and $22.8 million, respectively.

Excluding the Southwest cluster, which was sold in November 2000, U.S. Wireless service revenue increased $2.9 million, or 5%, to $59.5 million in the second quarter and increased $7.9 million, or 7%, to $121.4 million for the six months ended November 30, 2001 as compared to the same period last year. These increases were primarily due to growth in revenue from new subscribers of $7.4 million and $16.9 million for the three and six months ended November 30, 2001, respectively, partially offset by a decrease in service revenue per subscriber of $4.5 million and $9.0 million for the same periods. Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage decreased $7.0 million, or 23%, from roaming revenues of $29.9 million for the three months ended November 30, 2000, and decreased $12.8 million, or 21%, from roaming revenues of $61.7 million for the six months then ended. These decreases were primarily due to a decrease in roaming rates per minute of $12.0 million and $26.1 million for the three and six months ended November 30, 2001, respectively, partially offset by increases in roaming usage of $5.0 million and $13.3 million for the same periods. The Southwest cluster accounted for $4.4 million and $9.0 million of service revenue and $1.8 million and $3.3 million of roaming revenue for the three and six months ended November 30, 2000, respectively.

We anticipate that roaming revenue will be significantly lower in fiscal 2002 than in fiscal 2001 primarily due to declines in contractual roaming rates, industry consolidation and construction of networks by other wireless carriers in our service areas.

Our U.S. Wireless operations had approximately 513,900 and 454,700 subscribers at November 30, 2001 and 2000, respectively. Increases from new activations of 208,300 were offset by subscriber cancellations of 149,100. The monthly prepaid and postpaid churn rate was 2.3% and 2.5% for the three and six months ended

November 30, 2001, respectively, as compared to 2.8% for the same periods last year. 22,600 subscribers were removed as a result of the sale of the Southwest properties in November 2000. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $56 and $58 for the three and six months ended November 30, 2001, respectively, as compared to $69 and $71 for the same periods a year ago. The decreases in revenue per subscriber were primarily due to the decline in roaming revenue as well as the increasing number of included minutes in digital rate plans.

Costs and expenses

Cost of equipment sold increased during the three and six months ended November 30, 2001, primarily due to increased customer retention efforts.

Cost of services decreased during the three and six months ended November 30, 2001, primarily due to a decrease in incollect cost. Cost to acquire per activation was $346 and $332 for the three and six months ended November 30, 2001, respectively, as compared to $286 and $290 for the same periods last year. The increase in cost to acquire was primarily the result of increased advertising costs and increased phone subsidies.

Sales and marketing expenses increased during the three and six months ended November 30, 2001, primarily due to a larger sales force and expanded retail distribution system.

General and administrative expenses increased slightly during the six months ended November 30, 2001, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the U.S. Wireless operations was $32.1 million and $70.3 million for the three and six months ended November 30, 2001, respectively, a decrease of $11.5 million, or 26%, and $19.2 million, or 21%, from the same periods in fiscal 2001.

The gain on disposition of assets for the three and six months ended November 30, 2000 represents the pre-tax gains recognized on the sale of the southwest properties and the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership and Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania. Also included in gain on disposition of assets for the six months ended November 30, 2000 is a gain resulting from the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

Depreciation and amortization for the three and six months ended November 30, 2001 was $11.4 million and $22.5 million, respectively, an increase of $0.2 million, or 2%, and $0.8 million, or 4%, over the same periods in fiscal 2001. The increase was primarily the result of depreciation related to capital expenditures made during fiscal 2002 and 2001 in connection with the continued expansion of our U.S. Wireless operations.

Operating income for the three and six months ended November 30, 2001 was $20.7 million and $47.8 million, respectively, a decrease of $343.0 million and $383.4 million from operating income of $363.7 million and $431.3 million for the same periods in fiscal 2001.

Consolidated

Other non-operating income and expenses

Net interest expense was $38.1 million and $76.0 million for the three and six months ended November 30, 2001, respectively, a decrease of $4.4 million, or 10%, and $8.1 million, or 10%, from the three and six months ended November 30, 2000. Gross interest expense was $38.4 million and $76.6 million for the three and six months ended November 30, 2001, respectively, as compared to $43.8 million and $85.8 million for the same periods a year ago

The increase in total debt of $253.0 million from November 30, 2000 was the result of additional borrowings for acquisitions, capital expenditures related to the expansion of the Caribbean Wireless operation and the expansion of the Caribbean Broadband network. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended November 30, 2001 was approximately $128.0 million. The weighted-average debt outstanding during the three months ended November 30, 2001 was $1,799.0 million, an increase of $78.4 million as compared to the weighted-average debt level of $1,720.6 million during the three months ended November 30, 2000. The weighted-average debt outstanding during the six months ended November 30, 2001 was $1,771.4 million, an increase of $108.3 million as compared to the weighted-average debt level of $1,663.1 million during the six months ended November 30, 2000. Our weighted-average interest rate was 8.5% and 8.7% for the three and six months ended November 30, 2001, respectively, as compared to 10.0% and 10.3% for the same periods a year ago.

After minority interest in loss of subsidiaries for the three and six months ended November 30, 2001, the pre-tax loss was $13.2 million and $18.3 million, respectively as compared to pre-tax income of $336.5 million and $379.0 million for the three and six months ended November 30, 2000, respectively. The income tax expense was $7.1 million and $10.8 million for the three and six months ended November 30, 2001, respectively, as compared to $154.2 million and $172.9 million for the same periods last year. The decrease in income tax expense for the three and six months ended November 30, 2001 was primarily the result of tax expense in fiscal 2001 related to the gains we recognized on the disposition of assets.

The cumulative effect of change in accounting principle for the six months ended November 30, 2000 was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB No. 101.

These factors resulted in a net loss of $20.3 million and $29.0 million for the three and six months ended November 30, 2001, respectively, which represents a decrease of $202.6 million and $231.4 million from net income of $182.2 million and $202.4 million for the same periods a year ago.

Liquidity and Capital Resources

On September 5, 2001, we amended our New Credit Facility to add an additional $50.0 million to the Tranche-C term loan. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,050.0 million and a revolving credit facility in an aggregate principal amount of $250.0 million. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325.0 million term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $725.0 million. The total amount outstanding under the term loans as of November 30, 2001 was $1,034.6 million. The revolving credit facility portion of the New Credit Facility is equally available to both of the borrowers. The amount available under the revolving credit facility as of November 30, 2001 was $74.0 million. Under the provisions of our credit facility, we are effectively prohibited from paying cash dividends on our common stock.

For the six months ended November 30, 2001, earnings were less than fixed charges by $29.3 million. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $72.4 million relating to depreciation and amortization.

As of November 30, 2001, we had $713.0 million of property,  plant and equipment
(net) placed in service. During the six months ended November 30, 2001, we made capital expenditures of $130.8 million to continue the construction of our new network in Jamaica, to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $110.5 million for the six months ended November 30, 2001, representing 84% of total capital expenditures. The Caribbean operation's capital expenditures included $72.2 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems, and $38.3 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal year 2002, we anticipate annual capital expenditures of approximately $250.0 million, which includes capital expenditures for our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica").

In March 2001 Centennial Digital Jamaica signed an agreement with Lucent Technologies ("Lucent"), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75.0 million credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility bear interest at LIBOR plus 6.50%. The Lucent Credit Facility matures in March 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is limited in its ability to, among other things, incur additional indebtedness. As of November 30, 2001 $31.8 million was available under the Lucent Credit Facility. In connection with the Lucent Credit Facility, we have agreed to make a total of approximately $9.7 million of capital contributions to Centennial Digital Jamaica over the next several years (based on our 51% ownership interest as of November 30, 2001), of which $2.6 million was made as of November 30, 2001. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit facility. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of our outstanding $370.0 million subordinated debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

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

In order to meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is important that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the construction of wireless systems in our markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to remain, capital intensive. Further, due to the start-up nature of our Dominican Republic and Jamaica operations, we anticipate that additional cash investments will be required to fund our operations over the next several years.

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:


----------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended November 30,
                                                 ---------------------------------------------------------------------
                                                               2001                                2000
                                                 ----------------------------------   --------------------------------
(In thousands)                                                     % of net cash                      % of net cash
                                                      Amount         provided            Amount          provided
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities          $     25,263         27  %          $     40,267         35  %
Interest paid                                            67,477         73                   75,338         65
----------------------------------------------------------------------------------------------------------------------
Net cash provided                                  $     92,740        100  %          $    115,605        100  %
======================================================================================================================

Principal uses of cash:
Interest paid                                      $     67,477         73  %          $     75,338         65  %
Property, plant & equipment                             130,767        141                  107,532         93
----------------------------------------------------------------------------------------------------------------------
Total                                              $    198,244        214  %          $    182,870        158  %
======================================================================================================================
Cash required from other financing
     and investing activities                      $   (105,504)      (114) %          $    (67,265)       (58)  %
======================================================================================================================

Net cash provided by operating activities for the six months ended November 30, 2001 was not sufficient to fund our expenditures for property, plant and equipment of $130.8 million.

The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:


----------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended November 30,
                                                                           -------------------------------------------
(In thousands)                                                                   2001                    2000
----------------------------------------------------------------------------------------------------------------------
Proceeds from disposition of assets, net of cash expenses                  $           43           $      493,325
Proceeds from issuance of long-term debt                                          146,055                  238,400
Proceeds from maturity of restricted securities                                         -                   19,888
Distributions received from equity investments, net                                    43                   10,417
Proceeds from the exercise of stock options                                         1,414                      667
Proceeds from issuance of common stock under employee stock purchase plan           1,898                        -
Capital contributed from minority interests in subsidiaries                         2,450                        -
----------------------------------------------------------------------------------------------------------------------
Cash provided by other financing and investing activities                         151,903                  762,697
----------------------------------------------------------------------------------------------------------------------

Acquisitions, net of cash acquired                                                      -                 (216,188)
Repayment of debt                                                                 (41,624)                (279,651)
Debt issuance costs paid                                                           (4,000)                       -
Deposits on long-term assets                                                      (15,000)                       -
----------------------------------------------------------------------------------------------------------------------
Capital available for operations and capital expenditures                  $       91,279            $     266,858
======================================================================================================================

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Acquisitions, Exchanges and Dispositions

Our primary acquisition strategy is to obtain controlling ownership interests in communications systems serving markets that are proximate to or share a community of interest with our current markets. We may pursue acquisitions of communications businesses that we believe will enhance our scope and scale. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies as well as joint marketing benefits, and also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in communications businesses in other geographic areas. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, a combination thereof or other forms of consideration.

In April 2001, we completed the acquisition of the Teleponce cable television company for approximately $108.0 million in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico.

In June 2001 we entered into a definitive, multi-year agreement with an affiliate of Global Crossing Ltd. under which Global Crossing agreed to provide us with $97.5 million of fiber-optic undersea capacity connecting the Caribbean and the United States. In addition, as part of the transaction, we entered into a multi-year agreement with Global Crossing under which we agreed to provide Global Crossing with $19.5 million of products and services in the Caribbean. In December 2001, we agreed to restructure our June 2001 agreements with Global Crossing. Under the new agreements, we have purchased $38 million of fiber-optic undersea capacity from Global Crossing connecting Puerto Rico and the United States and have received a $6.6 million credit to be used towards the purchase of products and services on the Global Crossing network, including prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $3.4 million credit from us which may be used, under certain circumstances, towards the purchase of products and services on our network. In addition, as part of the restructured agreements, we have committed, under certain circumstances, to purchase approximately $52.5 million of undersea capacity from Global Crossing in the event that Global Crossing constructs a new undersea cable connecting our markets in the Caribbean and the United States.

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

On June 1, 2001, we adopted SFAS No. 133. Under SFAS No.133, our interest rate swaps and collar qualify for cash flow hedge accounting. We recorded a transition adjustment of $4.5 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, we recorded a liability of $7.6 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values on June 1, 2001.

During the six months ended November 30, 2001, we recorded an additional $6.4 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also increased our liabilities by an additional $11.1 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at November 30, 2001.

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

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of January 10, 2002, 37,613,079 shares remain available for future acquisitions.

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2001 (based on information provided by one of the Company's lending institutions):

-------------------------------------------------------------------------------------------------------------------------------
                                            Year Ended November 30,
                          --------------------------------------------------------------
(In thousands)                2002        2003        2004         2005         2006     There-after     Total      Fair value
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate               $    224    $    186    $      -     $    219     $      -     $543,306    $  543,935    $  491,525
  Average interest rate       10.81 %     13.50 %         -        10.13 %          -        10.51 %       10.51 %           -
  Variable rate            $ 51,006    $ 73,506    $ 96,006     $132,557     $160,461     $740,321    $1,253,857    $1,253,857
  Average interest rate(1)     4.53 %      5.54 %      5.74 %       6.16 %       6.29 %       6.42 %        6.21 %           -
Interest rate swaps (pay
  fixed, receive variable):
  Notional amount          $350,000    $ 50,000           -            -            -            -             -    $  (15,499)
  Average pay rate             5.67 %      5.86 %         -            -            -            -             -             -
  Average receive rate         4.53 %      5.54 %         -            -            -            -             -             -
Interest rate collar:
  Notional amount          $100,000    $100,000           -            -            -            -             -    $   (3,217)
  Cap                          7.00 %      7.00 %         -            -            -            -             -             -
  Floor                        4.62 %      4.62 %         -            -            -            -             -             -
-------------------------------------------------------------------------------------------------------------------------------

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

     a) The Company's annual meeting of shareholders was held on September 20, 2001.

     b) The following persons were elected as directors at the Company's annual meeting pursuant to the following votes:

                                                    Number of Votes
                                           -------------------------------
      Directors                                For              Withheld
      ---------                            ----------          -----------
      Carmen A. Culpeper                   92,323,395             109,762
      Anthony J. de Nicola                 91,863,496             569,661
      Mark T. Gallogly                     92,385,001              48,156
      James R. Matthews                    92,128,111             305,046
      Thomas E. McInerney                  91,863,496             569,661
      John M. Scanlon                      91,303,317           1,129,840
      Michael J. Small                     92,128,111             305,046
      David M. Tolley                      92,385,001              48,156
      J. Stephen Vanderwoude               92,323,395             109,762

     c) The shareholders approved a proposal at the annual meeting to amend the Centennial Communications 1999 Stock Option and Restricted Stock Purchase Plan to increase the maximum number of shares of common stock issuable under the plan by 3,000,000 shares, from 9,000,000 shares to 12,000,000 shares. The following sets forth the number of votes on this proposal:

                  For                      Against                  Abstain
              ----------                  ---------                ---------
              90,825,201                  1,586,099                  9,577

     d) The shareholders approved a proposal at the annual meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2002. The following sets forth the number of votes on this proposal:

                  For                      Against                  Abstain
               ----------                 ---------                ---------
               92,429,392                    3,266                     499


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




January 14, 2002



                                              CENTENNIAL COMMUNICATIONS CORP.


                                               /s/ Peter W. Chehayl
                                               --------------------------------
                                               Peter W. Chehayl
                                               Chief Financial Officer,
                                               Sr. Vice President and Treasurer
                                               (Chief Financial Officer)



                                               /s/ Thomas E. Bucks
                                               --------------------------------
                                               Thomas E. Bucks
                                               Sr. Vice President-Controller
                                               (Chief Accounting Officer)