Form 10-Q
period 2002-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2002-04-15
CIK 879573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                       [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 2002
                                       OR
                                       [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock - 95,411,688 outstanding shares as of April 10, 2002

                                Table of Contents

--------------------------------------------------------------------------------


Part I - Financial Information...............................................1
Item 1.  Financial Statements................................................1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................20
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........34
Part II -Other Information..................................................34
Item 1.  Legal Proceedings..................................................34
Item 2.  Changes in Securities and Use of Proceeds..........................34
Item 3.  Defaults Upon Senior Securities....................................34
Item 4.  Submission of Matters to a Vote of Security Holders................34
Item 5.  Other Information..................................................35
Item 6.  Exhibits and Reports on Form 8-K...................................35

                         Part I - Financial Information

Item 1.       Financial Statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)



                                                                                          February 28,
                                                                                             2002             May 31,
                                                                                          (Unaudited)          2001
                                                                                         -------------      ------------
Assets
Current Assets:
    Cash and cash equivalents                                                             $     9,712       $    23,345
    Accounts receivable, less allowance for doubtful accounts of
      $11,588 and $13,047, respectively                                                        86,132            72,638
    Inventory - phones and accessories, less allowance for obsolescence
      of $1,798 and $1,261, respectively                                                       17,645            21,058
    Prepaid expenses and other current assets                                                  18,781            14,792
                                                                                          ------------      ------------
        Total Current Assets                                                                  132,270           131,833
Property, plant and equipment, net                                                            719,026           634,537
Equity investments in wireless systems, net                                                     2,396             1,953
Debt issuance costs, less accumulated amortization of $24,260 and $17,891, respectively        48,633            50,550
U.S. wireless licenses, less accumulated amortization of $299,634 and
    $293,899, respectively                                                                    261,038           266,773
Caribbean wireless licenses, less accumulated amortization of
    $10,374 and $7,697, respectively                                                          117,384           120,061
Goodwill, less accumulated amortization of $32,844 and $26,453, respectively                  140,853           146,069
Franchise and license acquisition costs, less accumulated amortization
    of $10,744 and $4,476, respectively                                                       157,214           164,752
Other assets, net                                                                              74,487            77,747
                                                                                          ------------      ------------
        Total Assets                                                                      $ 1,653,301       $ 1,594,275
                                                                                          ============      ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current portion of long-term debt                                                     $    56,854       $    29,947
    Accounts payable                                                                           34,071            38,046
    Accrued expenses and other current liabilities                                            143,026           161,301
    Payable to affiliates                                                                         125               125
                                                                                          ------------      ------------
        Total Current Liabilities                                                             234,076           229,419
Long-term debt                                                                              1,760,600         1,662,289
Deferred federal income taxes                                                                  70,822            73,554
Minority interest in subsidiaries                                                               8,962            17,431
Other liabilities                                                                              17,273             1,512
Commitments and contingencies
Stockholders' Equity (Deficit):
    Common stock par value $0.01 per share: 150,000,000 shares authorized;
      issued 95,482,191 and 94,930,850 shares, respectively; and outstanding
      95,411,688 and 94,860,347 shares, respectively                                              955               949
    Additional paid-in capital                                                                436,318           432,375
    Accumulated deficit                                                                      (864,085)         (821,993)
    Accumulated other comprehensive loss                                                      (10,034)                -
                                                                                          ------------      ------------
                                                                                             (436,846)         (388,669)
    Less: cost of 70,503 common shares in treasury                                             (1,077)           (1,077)
    Deferred compensation                                                                        (509)             (184)
                                                                                          ------------      ------------
        Total Stockholders' Equity (Deficit)                                                 (438,432)         (389,930)
                                                                                          ------------      ------------
        Total Liabilities and Stockholders' Equity (Deficit)                              $ 1,653,301       $ 1,594,275
                                                                                          ============      ============

            See notes to condensed consolidated financial statements
                                       1

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                   Three Months Ended                     Nine Months Ended
                                                           ----------------------------------    ----------------------------------
                                                             February 28,       February 28,       February 28,       February 28,
                                                                2002               2001               2002               2001
                                                           ---------------    ---------------    ---------------    ---------------
Revenue:
    Service revenue                                         $     169,983      $     150,116     $      506,671     $      460,339
    Equipment sales                                                 6,719              6,832             17,564             20,148
                                                           ---------------    ---------------    ---------------    ---------------
                                                                  176,702            156,948            524,235            480,487
                                                           ---------------    ---------------    ---------------    ---------------

Costs and Expenses:
    Cost of equipment sold                                         17,361             16,085             43,240             35,819
    Cost of services                                               40,638             33,950            122,700            103,301
    Sales and marketing                                            27,944             23,724             81,015             68,343
    General and administrative                                     34,340             26,871             99,466             79,834
    Depreciation and amortization                                  42,306             30,880            114,681             80,618
    Loss (gain) on disposition of assets                              480             (6,364)               469           (369,708)
                                                           ---------------    ---------------    ---------------    ---------------
                                                                  163,069            125,146            461,571             (1,793)
                                                           ---------------    ---------------    ---------------    ---------------

Operating income                                                   13,633             31,802             62,664            482,280
                                                           ---------------    ---------------    ---------------    ---------------

Income (loss) from equity investments                                 176             (1,547)               508              8,082
Interest expense, net                                             (35,097)           (36,235)          (111,127)          (120,320)
Other                                                                   -                184                 48                184
                                                           ---------------    ---------------    ---------------    ---------------

(Loss) income before income taxes, minority interest and
     cumulative effect of change in accounting principle          (21,288)            (5,796)           (47,907)           370,226
Income tax benefit (expense)                                        3,029             (1,449)            (7,754)          (174,353)
                                                           ---------------    ---------------    ---------------    ---------------
(Loss) income before minority interest and cumulative
    effect of change in accounting principle                      (18,259)            (7,245)           (55,661)           195,873
Minority interest in loss of subsidiaries                           5,209              3,310             13,569              6,283
                                                           ---------------    ---------------    ---------------    ---------------
(Loss) income before cumulative effect of change in
    accounting principle                                          (13,050)            (3,935)           (42,092)           202,156
Cumulative effect of change in accounting principle,
    net of income taxes of ($2,271)                                     -                  -                  -             (3,719)
                                                           ---------------    ---------------    ---------------    ---------------
Net (loss) income                                           $     (13,050)     $      (3,935)     $     (42,092)     $     198,437
                                                           ===============    ===============    ===============    ===============

(Loss) earnings per share:
    Basic:
      (Loss) income before cumulative effect of
        change in accounting principle                      $       (0.14)     $       (0.04)     $       (0.44)     $        2.14
      Cumulative effect of change in accounting principle               -                  -                  -              (0.04)
                                                           ---------------    ---------------    ---------------    ---------------
      Net (loss) income per share                           $       (0.14)     $       (0.04)     $       (0.44)     $        2.10
                                                           ===============    ===============    ===============    ===============

    Diluted:
      (Loss) income before cumulative effect of
        change in accounting principle                      $       (0.14)     $       (0.04)     $       (0.44)     $        2.09
      Cumulative effect of change in accounting principle               -                  -                  -              (0.04)
                                                           ---------------    ---------------    ---------------    ---------------
      Net (loss) income per share                           $       (0.14)     $       (0.04)     $       (0.44)     $        2.05
                                                           ===============    ===============    ===============    ===============

Weighted-average number of shares outstanding:
Basic                                                              95,364             94,656             95,156             94,558
                                                           ===============    ===============    ===============    ===============
Diluted                                                            95,364             94,656             95,156             96,865
                                                           ===============    ===============    ===============    ===============


            See notes to condensed consolidated financial statements
                                       2

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                              Nine Months Ended
                                                                                    --------------------------------------
                                                                                       February 28,         February 28,
                                                                                          2002                 2001
                                                                                    -----------------    -----------------
Operating Activities:
    Net (loss) income                                                                $       (42,092)     $       198,437
                                                                                    -----------------    -----------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                                            114,681               80,618
    Minority interest in loss of subsidiaries                                                (13,569)              (6,283)
    Deferred income taxes                                                                      4,240               42,400
    Income from equity investments                                                              (508)              (8,082)
    Loss (gain) on disposition of assets                                                         469             (369,708)
    Cumulative effect of change in accounting principle                                            -                3,719
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
        Increase in accounts receivable                                                      (14,913)              (7,646)
        Increase in prepaid expenses and other current assets                                   (341)             (13,506)
        (Decrease) increase in accounts payable, accrued expenses and other
           current liabilities                                                                (6,821)              76,449
        Increase in deferred revenue and customer deposits                                     9,947                3,278
    Other                                                                                      5,240                5,895
                                                                                    -----------------    -----------------
    Total adjustments                                                                         98,425             (192,866)
                                                                                    -----------------    -----------------
        Net cash provided by operating activities                                             56,333                5,571
                                                                                    -----------------    -----------------
Investing Activities:
    Proceeds from disposition of assets, net of cash expenses                                    220              493,333
    Capital expenditures                                                                    (181,572)            (165,365)
    Acquisitions, net of cash acquired                                                        (1,125)            (238,639)
    Purchase of short-term investments                                                             -              (71,882)
    Deposits on long-term assets                                                             (15,000)                   -
    Proceeds from maturity of restricted securities                                                -               19,888
    Distributions received from equity investments                                                43               16,366
    Capital contributed to equity investments                                                      -                 (821)
                                                                                    -----------------    -----------------
        Net cash (used in) provided by investing activities                                 (197,434)              52,880
                                                                                    -----------------    -----------------
Financing Activities:
    Proceeds from the issuance of long-term debt                                             178,057              238,400
    Repayment of debt                                                                        (54,522)            (291,915)
    Debt issuance costs paid                                                                  (4,452)                   -
    Proceeds from the exercise of stock options                                                1,587                1,611
      Proceeds from issuance of common stock under employee stock purchase plan                1,898                    -
    Capital contributed from minority interests in subsidiaries                                4,900                    -
                                                                                    -----------------    -----------------
        Net cash provided by (used in) financing activities                                  127,468              (51,904)
                                                                                    -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                                         (13,633)               6,547
Cash and cash equivalents, beginning of period                                                23,345               12,879
                                                                                    -----------------    -----------------
Cash and cash equivalents, end of period                                             $         9,712      $        19,426
                                                                                    =================    =================
Supplemental Cash Flow Disclosure:
    Interest paid                                                                    $       110,284      $       117,736
                                                                                    =================    =================
    Income taxes paid                                                                $         3,725      $        55,899
                                                                                    =================    =================
Non-Cash Transactions:
    Shares issued for acquisition                                                    $             -      $         2,355
                                                                                    =================    =================


            See notes to condensed consolidated financial statements
                                       3

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
       (Amounts in thousands, except subscriber, share and per share data)

Note 1.  Interim Financial Statements

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 28, 2002 and the results of its consolidated operations and cash flows for the periods ended February 28, 2002 and 2001. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2001 is audited.

Revenue Recognition:

Service revenue includes amounts earned for providing services to wireless and broadband customers. Services billed in advance are recognized as income when earned. Revenue from activation fees is recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from prepaid calling cards is recognized as the customer uses the minutes on the cards. Cable television installation fees are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies". Revenue from cable television installation fees, to the extent of direct selling costs, is recognized in the period the installation is provided. Revenue from other services is recognized when earned.

Depreciation and Amortization:

Cost  of  equipment  sold  and  cost  of  services   exclude   depreciation  and
amortization for all periods presented.

Income Taxes:

The Company had a negative worldwide effective tax rate of 16.2% for the nine months ended February 28, 2002 primarily as a result of: pre-tax book losses generated in Jamaica and the Dominican Republic for which the Company cannot record a tax benefit; certain interest expense related to the Company's unsecured subordinated notes due 2009 ("Mezzanine Debt") that is not deductible for U.S. income tax purposes; and goodwill amortization that is not deductible for U.S. income tax purposes.

Reclassifications:

The Company changed its presentation of incollect cost (the cost associated with its subscribers roaming in other markets) during the year ended May 31, 2001. The change was a reclassification of incollect cost from revenue to cost of services. The amounts reclassified for the three and nine months ended February 28, 2001 were $8,616 and $32,550, respectively.

Note 2. Debt

Long-term debt consists of the following:



----------------------------------------------------------------------------------------------------------------
                                                                            February 28,            May 31,
                                                                                2002                 2001
----------------------------------------------------------------------------------------------------------------
Term Loans                                                                 $     1,021,873      $       987,500
Revolving Credit Facility                                                          206,000              156,000
10 3/4% Subordinated Debt due 2008                                                 370,000              370,000
Mezzanine Debt                                                                     173,868              172,181
Lucent Credit Facility                                                              43,233                4,365
8 7/8% Senior Notes due 2001                                                             -                1,388
Notes Payable                                                                            -                  516
10 1/8% Senior Notes due 2005                                                          219                  219
Other                                                                                2,261                   67
----------------------------------------------------------------------------------------------------------------
    Total Long-Term Debt                                                         1,817,454            1,692,236
Current Portion of Long-Term Debt                                                  (56,854)             (29,947)
----------------------------------------------------------------------------------------------------------------
    Net Long-Term Debt                                                     $     1,760,600      $     1,662,289
================================================================================================================

On September 5, 2001, the Company amended its bank credit facility (the "New Credit Facility") to add an additional $50,000 to the Tranche-C term loan. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,050,000 and a revolving credit facility in an aggregate principal amount of $250,000, of which $1,021,873 and $206,000, respectively, were outstanding as of February 28, 2002. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325,000 term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $725,000. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers.

In March 2001, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica"), a subsidiary of the Company, signed an agreement with Lucent Technologies ("Lucent") whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility ("Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility bear interest at LIBOR (1.88% at February 28, 2002) plus 6.50%. The Lucent Credit Facility matures in 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of February 28, 2002, $43,233 was outstanding under the Lucent Credit Facility. In connection with the Lucent Credit Facility, the Company has agreed to make a total of approximately $9,690 (based on the Company's 51% ownership interest as of February 28, 2002) of capital contributions to Centennial Digital Jamaica over the next several years, of which $5,100 has been made as of February 28, 2002. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of the Company's outstanding $370,000 10 3/4% Subordinated Debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable Credit

Facility bear interest at LIBOR plus 3.50%. The Cable Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable Credit Facility. As of February 28, 2002, no amounts were outstanding under the Cable Credit Facility.

Other debt at February 28, 2002 included a $2,000 mortgage loan from a Jamaican lending institution to Centennial Digital Jamaica collateralized by Centennial Digital Jamaica's corporate headquarters building in Kingston, Jamaica.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at February 28, 2002, are summarized as follows:


---------------------------------------------------------------------------------------------------
February 28, 2003                                                                  $        56,854
February 28, 2004                                                                           79,577
February 28, 2005                                                                          104,035
February 28, 2006                                                                          141,382
February 28, 2007                                                                          333,057
February 28, 2008 and thereafter                                                         1,102,549
---------------------------------------------------------------------------------------------------
                                                                                   $     1,817,454
===================================================================================================


The Company was in compliance with all covenants of its debt agreements at February 28, 2002.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the nine months ended February 28, 2002 and 2001 was $111,932 and $124,228, respectively.

On June 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under SFAS No.133, the Company's interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, the Company recorded a liability of $7,626, which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of the Company's derivatives to reflect their fair values on June 1, 2001.

During the nine months ended February 28, 2002, the Company recorded an additional $5,535 in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by $9,647 as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at February 28, 2002.

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

The following summary pro forma information includes the operations of the Company as if the above acquisitions had been consummated as of June 1, 2000:

--------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                              February 28, 2001
--------------------------------------------------------------------------------
Revenue                                                       $      503,426
Net income                                                           193,135
Earnings per common share:
    Basic                                                               2.04
    Diluted                                                             1.99

Other Acquisition:

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

Other:

In June 2001 the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001 and March 2002, the Company and Global Crossing restructured these agreements and significantly reduced the commitments to each other. As of February 28, 2002, the Company has paid $45,000 to Global Crossing and has received $10,400 from Global Crossing. Under the restructured agreements, the Company has paid Global Crossing a net amount of $36,600 ($45,000 less forfeitures by Global Crossing of $8,400) in exchange for (i) fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and (ii) a $6,600 credit that has been applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $2,000 credit from the Company, which may be used, under certain circumstances, towards the purchase of voice termination in Puerto Rico. Under the restructured agreements, the Company has no further capacity purchase obligations with Global Crossing. Net amounts paid by the Company to Global Crossing are included in other assets in the consolidated balance sheet, except for the assets that the Company has taken delivery of, which is included in property, plant and equipment, net. The Company has not recognized any revenue from Global Crossing under this transaction.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 142 on June 1, 2002, and it has not yet determined the impact that this statement will have on its results of operations or financial position.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on June 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

Note 5.  Segment Information

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered and geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on EBITDA. EBITDA is defined as earnings before (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization.

Information about the Company's operations in its three business segments for the nine months ended February 28, 2002 and 2001 is as follows:



          --------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                                      February 28,
                                                                          ----------------------------------
                                                                                 2002               2001
          --------------------------------------------------------------------------------------------------
          Caribbean Wireless
          Service revenue (1)                                               $    160,135      $    136,317
          Equipment sales                                                          8,403             8,288
            Total revenue (1)                                                    168,538           144,605
          EBITDA                                                                  55,629            55,254
          Total assets                                                           478,273           415,518
          Capital expenditures                                                   101,534            86,450

          Caribbean Broadband
          Switched revenue                                                  $     18,244      $     13,005
          Dedicated revenue                                                       24,032            14,886
          Video revenue                                                           35,304            12,707
          Other revenue                                                           24,203            20,515
            Total revenue                                                        101,783            61,113
          EBITDA                                                                  18,746            17,831
          Total assets                                                           626,691           337,791
          Capital expenditures                                                    53,845            42,283

          U.S. Wireless
          Service revenue (1)                                               $    182,022      $    180,482
          Roaming revenue                                                         68,603            87,699
          Equipment sales                                                          8,861            11,580
            Total revenue (1)                                                    259,486           279,761
          EBITDA                                                                 103,439           120,105
          Total assets                                                         1,805,366         1,683,959
          Capital expenditures                                                    26,193            36,632

          Eliminations
          Total revenue (2)                                                 $     (5,572)     $     (4,992)
          Total assets (3)                                                    (1,257,029)       (1,005,706)

          Consolidated
          Total revenue (1)                                                 $    524,235      $    480,487
          EBITDA                                                                 177,814           193,190
          Total assets                                                         1,653,301         1,431,562
          Capital expenditures                                                   181,572           165,365

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

Reconciliation of Income (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle:



--------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                               February 28,
                                                                                    --------------------------------
                                                                                          2002             2001
--------------------------------------------------------------------------------------------------------------------
EBITDA for reportable segments                                                       $     177,814    $     193,190
Interest expense, net                                                                     (111,127)        (120,320)
Depreciation and amortization                                                             (114,681)         (80,618)
Income from equity investments                                                                 508            8,082
(Loss) gain on disposition of assets                                                          (469)         369,708
Other                                                                                           48              184
--------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, minority interest and cumulative effect of
   change in accounting principle                                                    $     (47,907)   $     370,226
====================================================================================================================


Note 6.  Condensed Consolidating Financial Data

Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 Subordinated Debt issued by the Company, and CPROC has guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             As of February 28, 2002
                             (Amounts in thousands)

                                                              Centennial                                                Centennial
                                              Centennial       Cellular                     Centennial                Communications
                                              Puerto Rico    Operating Co.                Communications                 Corp. and
                                            Operations Corp.     LLC       Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                            ----------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                 $         (298)  $         -   $     10,010   $          -  $         -   $      9,712
   Accounts receivable - net                         46,184             -         41,424              -       (1,476)        86,132
   Inventory - phones and accessories - net           3,238             -         14,407              -            -         17,645
   Prepaid expenses and other current assets          3,778             -         15,003              -            -         18,781
                                            ----------------------------------------------------------------------------------------
          Total current assets                       52,902             -         80,844              -       (1,476)       132,270

Property, plant & equipment - net                   270,298             -        448,728              -            -        719,026

Equity investments in wireless systems - net              -             -          2,396              -            -          2,396

Debt issuance costs - net                            21,765             -         26,868              -            -         48,633

U.S. wireless licenses - net                              -             -        261,038              -            -        261,038

Caribbean wireless licenses - net                         -             -        117,384              -            -        117,384

Goodwill  - net                                       4,332             -        136,521              -            -        140,853

Franchise and license acquisition costs - net             -             -        157,214              -            -        157,214

Intercompany                                              -     1,338,641        975,504        593,406   (2,907,551)             -

Investment in subsidiaries                                -      (329,322)       551,961       (814,356)     591,717              -

Other assets - net                                    5,484         6,972         69,003              -       (6,972)        74,487
                                             ---------------------------------------------------------------------------------------

     Total                                    $     354,781   $ 1,016,291   $  2,827,461   $   (220,950) $(2,324,282)  $  1,653,301
                                             =======================================================================================


              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             As of February 28, 2002
                             (Amounts in thousands)


                                                       Centennial                                                 Centennial
                                        Centennial      Cellular                     Centennial                 Communications
                                        Puerto Rico   Operating Co.                Communications                  Corp. and
                                     Operations Corp.     LLC       Non-Guarantors     Corp.       Eliminations  Subsidiaries
                                     -----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term debt     $      20,069   $    36,563   $        222   $          -     $       -     $   56,854
 Accounts payable                             15,461             -         20,085              -        (1,475)        34,071
 Accrued expenses and other
   current liabilities                        30,822             -        111,472            732             -        143,026
 Payable to affiliates                             -             -            125              -             -            125
                                     -----------------------------------------------------------------------------------------

 Total current liabilities                    66,352        36,563        131,904            732        (1,475)       234,076

Long-term debt                               684,929       856,311         45,273        174,087             -      1,760,600

Deferred federal income taxes                      -             -         77,794              -        (6,972)        70,822

Minority interest in subsidiaries                  -             -          8,962              -             -          8,962

Other liabilities                                  -        17,273              -              -             -         17,273

Intercompany                                  16,370       920,500      1,928,183         42,663    (2,907,716)             -

Stockholders' equity (deficit):
 Common stock                                      -             -              -            955             -            955
 Preferred stock                             465,000             -              -              -      (465,000)             -
 Additional paid-in capital                 (818,948)            -      1,381,565        436,318      (562,617)       436,318
 Accumulated deficit                         (58,922)     (804,322)      (746,220)      (864,085)    1,609,464       (864,085)
 Accumulated other comprehensive loss              -       (10,034)             -        (10,034)       10,034        (10,034)
                                     -----------------------------------------------------------------------------------------
                                            (412,870)     (814,356)       635,345       (436,846)      591,881       (436,846)

 Less: treasury shares                             -             -              -         (1,077)           -          (1,077)
 Deferred compensation                             -             -              -           (509)           -            (509)
                                     -----------------------------------------------------------------------------------------

 Total stockholders' equity (deficit)       (412,870)     (814,356)       635,345       (438,432)      591,881       (438,432)
                                     -----------------------------------------------------------------------------------------

 Total                                $      354,781   $ 1,016,291   $  2,827,461   $   (220,950)  $(2,324,282)  $  1,653,301
                                     =========================================================================================

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   For the Nine Months Ended February 28, 2002
                             (Amounts in thousands)


                                              Centennial   Centennial                                                Centennial
                                              Puerto Rico   Cellular                     Centennial                Communications
                                              Operations  Operating Co.                Communications                Corp. and
                                                 Corp.         LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                              -----------------------------------------------------------------------------------

Revenue                                        $ 194,926   $         -   $    331,941   $          -   $   (2,632)  $    524,235
                                              -----------------------------------------------------------------------------------

Costs and expenses:
   Cost of equipment sold                          9,480             -         34,439              -         (679)        43,240
   Cost of services                               30,860             -         92,604              -         (764)       122,700
   Sales and marketing                            30,024             -         50,991              -            -         81,015
   General and administrative                     39,005             -         61,650              -       (1,189)        99,466
   Depreciation and amortization                  43,601             -         71,080              -            -        114,681
   (Gain) loss on disposition of assets              (22)            -            491              -            -            469
                                              -----------------------------------------------------------------------------------
                                                 152,948             -        311,255              -       (2,632)       461,571
                                              -----------------------------------------------------------------------------------

Operating income                                  41,978             -         20,686              -            -         62,664
                                              -----------------------------------------------------------------------------------


Income from equity investments                         -             -            508              -            -            508
(Loss) income from investments in subsidiaries         -       (26,211)         6,768        (26,211)      45,654              -
Interest expense - net                           (35,210)      (59,865)          (171)       (15,881)           -       (111,127)
Other                                                  -             -             48              -            -             48
Intercompany interest allocation                       -        59,865        (59,865)             -            -              -
                                              -----------------------------------------------------------------------------------

Income (loss) before income tax expense and
   minority interest                               6,768       (26,211)       (32,026)       (42,092)      45,654        (47,907)

Income tax expense                                     -             -         (7,754)             -            -         (7,754)
                                              -----------------------------------------------------------------------------------

Income (loss) before minority interest             6,768       (26,211)       (39,780)       (42,092)      45,654        (55,661)

Minority interest in loss of subsidiaries              -             -         13,569              -            -         13,569
                                             ------------------------------------------------------------------------------------

Net income (loss)                             $    6,768   $   (26,211)  $    (26,211)  $    (42,092)  $   45,654   $    (42,092)
                                             ====================================================================================


         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Nine Months Ended February 28, 2002
                             (Amounts in thousands)

                                                           Centennial  Centennial                                       Centennial
                                                          Puerto Rico   Cellular                Centennial            Communications
                                                          Operations  Operating Co.   Non-    Communications  Elimin-     Corp. and
                                                             Corp.        LLC      Guarantors     Corp.       ations   Subsidiaries
                                                          --------------------------------------------------------------------------

OPERATING ACTIVITIES:

  Net income (loss)                                       $    6,768  $   (26,211) $ (26,211) $     (42,092) $  45,654  $   (42,092)
                                                          --------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                               43,601            -     71,080              -          -      114,681
  Minority interest in loss of subsidiaries                        -            -    (13,569)             -          -      (13,569)
  Deferred income taxes                                            -            -      4,240              -          -        4,240
  Income from equity investments                                   -            -       (508)             -          -         (508)
  Equity in undistributed earnings of subsidiaries                 -       26,211     (6,768)        26,211    (45,654)           -
  Gain (loss) on disposition of assets                           (22)           -        491              -          -          469
  Noncash expenses                                            17,765            -    (19,452)         1,687          -            -
  Changes in assets and liabilities, net of effects of
     acquisitions and dispositions:
    Accounts receivable - (increase)                         (12,502)           -     (2,411)             -          -      (14,913)
    Prepaid expenses and other current assets - (increase)
      decrease                                                  (638)           -        297              -          -         (341)
    Accounts payable, accrued expenses and
      other current liabilities - increase (decrease)            689            -     (7,510)             -          -       (6,821)
    Deferred revenue and customer deposits - increase          7,061            -      2,886              -          -        9,947
  Other                                                        2,615            -      2,625              -          -        5,240
                                                          --------------------------------------------------------------------------
  Total adjustments                                           58,569       26,211     31,401         27,898    (45,654)      98,425
                                                          --------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       65,337            -      5,190        (14,194)         -       56,333
                                                          --------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Proceeds from disposition of assets, net of
    cash expenses                                                122            -         98              -          -          220
  Capital expenditures                                       (76,054)           -   (105,518)             -          -     (181,572)
  Acquisitions, net of cash acquired                               -            -     (1,125)             -          -       (1,125)
  Deposits on long-term assets                                     -            -    (15,000)             -          -      (15,000)
  Distributions received from equity investments                   -            -         43              -          -           43
                                                          --------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                    (75,932)           -   (121,502)             -          -     (197,434)
                                                          --------------------------------------------------------------------------

FINANCING ACTIVITIES:


  Proceeds from the issuance of long-term debt                55,000       82,000     41,057              -          -      178,057
  Repayment of debt                                          (12,502)     (40,125)      (507)        (1,388)         -      (54,522)
  Debt issuance costs paid                                    (4,000)           -       (452)             -          -       (4,452)
  Proceeds from the exercise of stock options                      -            -          -          1,587          -        1,587
  Proceeds from issuance of common stock under
    employee stock purchase plan                                   -            -          -          1,898          -        1,898
  Capital contributed from minority interest
    in subsidiaries                                                -            -      4,900              -          -        4,900
  Cash received from (paid to) affiliates                    (37,101)     (41,875)    78,976              -          -            -
  Cash advances from subsidiaries (to parent)                      -            -    (12,097)        12,097          -            -
                                                          --------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,397            -    111,877         14,194          -      127,468
                                                          --------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (9,198)           -     (4,435)             -          -      (13,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 8,900            -     14,445              -          -       23,345
                                                          --------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     (298) $         -  $  10,010  $           -  $       -  $     9,712
                                                          ==========================================================================


              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               As of May 31, 2001
                             (Amounts in thousands)

                                                               Centennial                                               Centennial
                                               Centennial       Cellular                    Centennial                Communications
                                              Puerto Rico     Operating Co.               Communications                Corp. and
                                            Operations Corp.      LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                            ----------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                  $       8,900    $         -   $     14,445   $          -   $         -   $    23,345
  Accounts receivable - net                         33,623              -         39,015              -             -        72,638
  Inventory - phones and accessories - net           3,610              -         17,448              -             -        21,058
  Prepaid expenses and other current assets          2,723              -         12,069              -             -        14,792
                                            ----------------------------------------------------------------------------------------

            Total current assets                    48,856              -         82,977              -             -       131,833

Property, plant & equipment - net                  242,163              -        392,374              -             -       634,537

Equity investments in wireless systems - net             -              -          1,953              -             -         1,953

Debt issuance costs - net                           20,659              -         29,891              -             -        50,550

U.S. wireless licenses - net                             -              -        266,773              -             -       266,773

Caribbean wireless licenses - net                        -              -        120,061              -             -       120,061

Goodwill  - net                                      5,162              -        140,907              -             -       146,069

Franchise and license acquisition costs - net            -              -        164,752              -             -       164,752

Intercompany                                         1,571      1,296,500        961,311        591,171    (2,850,553)            -

Investment in subsidiaries                               -       (303,111)       449,415       (778,111)      631,807             -

Other assets - net                                   5,422              -         72,325              -             -        77,747
                                            ----------------------------------------------------------------------------------------

       Total                                 $     323,833   $    993,389   $  2,682,739   $   (186,940)  $(2,218,746)  $ 1,594,275
                                            ========================================================================================

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                               As of May 31, 2001
                             (Amounts in thousands)


                                                            Centennial                                                Centennial
                                           Centennial        Cellular                      Centennial                Communications
                                           Puerto Rico     Operating Co.                 Communications                Corp. and
                                         Operations Corp.      LLC       Non-Guarantors       Corp.     Eliminations  Subsidiaries
                                         ------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term-debt      $      11,750  $     16,250    $        559   $       1,388   $          -   $     29,947
   Accounts payable                              16,745             -          21,301               -              -         38,046
   Accrued expenses and other
     current liabilities                         29,808             -         130,761             732              -        161,301
   Payable to affiliates                              -             -             125               -              -            125
                                         -------------------------------------------------------------------------------------------

     Total current liabilities                   58,303        16,250         152,746           2,120              -        229,419



Long-term debt                                  650,750       834,750           4,389         172,400              -      1,662,289


Deferred federal income taxes                         -             -          73,554               -              -         73,554


Minority interest in subsidiaries                     -             -          17,431               -              -         17,431


Other liabilties                                      -             -           1,512               -              -          1,512


Intercompany                                    130,198       920,500       1,771,551          28,470     (2,850,719)             -

Stockholders' equity (deficit):
  Common stock                                        -             -               -             949              -            949
  Preferred stock                               465,000             -               -               -       (465,000)             -
  Additional paid-in capital                   (914,726)            -       1,381,565         432,375       (466,839)       432,375
  Accumulated deficit                           (65,692)     (778,111)       (720,009)       (821,993)     1,563,812       (821,993)
                                          ------------------------------------------------------------------------------------------
                                               (515,418)     (778,111)        661,556        (388,669)       631,973       (388,669)

  Less: treasury shares                               -             -               -          (1,077)             -         (1,077)
  Deferred compensation                               -             -               -            (184)             -           (184)
                                          ------------------------------------------------------------------------------------------

  Total stockholders' equity (deficit)         (515,418)     (778,111)        661,556        (389,930)       631,973       (389,930)
                                          ------------------------------------------------------------------------------------------

  Total                                    $    323,833   $   993,389   $   2,682,739   $    (186,940)  $ (2,218,746)  $  1,594,275
                                          ==========================================================================================

              CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   For the Nine Months Ended February 28, 2001
                             (Amounts in thousands)



                                                             Centennial                                                Centennial
                                             Centennial       Cellular                     Centennial                Communications
                                             Puerto Rico    Operating Co.                Communications                 Corp. and
                                           Operations Corp.      LLC      Non-Guarantors      Corp.     Eliminations  Subsidiaries
                                           ----------------------------------------------------------------------------------------


Revenue (1)                                 $      169,775   $         -   $    313,414   $          -   $   (2,702)  $    480,487
                                           ----------------------------------------------------------------------------------------

Costs and expenses:
  Cost of equipment sold                             7,017             -         28,802              -            -         35,819
  Cost of services                                  27,177             -         76,458              -         (334)       103,301
  Sales and marketing                               26,703             -         41,640              -            -         68,343
  General and administrative                        33,338             -         48,864              -       (2,368)        79,834
  Depreciation and amortization                     36,095             -         44,523              -            -         80,618
  Gain on disposition of assets                         (5)            -       (369,703)             -            -       (369,708)
                                           ----------------------------------------------------------------------------------------
                                                   130,325             -       (129,416)             -       (2,702)        (1,793)
                                           ----------------------------------------------------------------------------------------
Operating income                                    39,450             -        442,830              -            -        482,280
                                           ----------------------------------------------------------------------------------------

Income from equity investments                           -             -          8,082              -            -          8,082
Income from investments in
  subsidiaries                                           -       214,318        (12,873)       214,318     (415,763)             -
Interest expense - net                             (50,697)      (51,823)        (1,919)       (15,881)           -       (120,320)
Other                                                    -             -            184              -            -            184
Intercompany interest allocation                         -        51,823        (51,823)             -            -              -
                                           ----------------------------------------------------------------------------------------

(Loss) income before income tax expense,
   minority interest and cumulative effect
   of change in accounting principle               (11,247)      214,318        384,481        198,437     (415,763)       370,226


Income tax expense                                       -             -       (174,353)             -            -       (174,353)
                                           ----------------------------------------------------------------------------------------

(Loss) income before minority interest and
   cumulative effect of change in
   accounting principle                            (11,247)      214,318        210,128        198,437     (415,763)       195,873

Minority interest in loss of
   subsidiaries                                          -             -          6,283              -            -          6,283
                                           ----------------------------------------------------------------------------------------

(Loss) income before cumulative effect of
   change in accounting principle                  (11,247)      214,318        216,411        198,437     (415,763)       202,156

Cumulative effect of change
   in accounting principle                          (1,626)            -         (2,093)             -            -         (3,719)
                                           ----------------------------------------------------------------------------------------


Net (loss) income                           $      (12,873)  $   214,318   $    214,318   $    198,437   $ (415,763)  $    198,437
                                           ========================================================================================


(1) The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for Centennial Puerto Rico Operations Corp. and Non-Guarantors for the nine months ended February 28, 2001 were $1,626 and $30,924, respectively.

              CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Nine Months Ended February 28, 2001
                             (Amounts in thousands)

                                                         Centennial   Centennial                                        Centennial
                                                         Puerto Rico   Cellular                Centennial             Communications
                                                         Operations  Operating Co.   Non-    Communications  Elimin-    Corp. and
                                                            Corp.        LLC      Guarantors      Corp.      ations    Subsidiaries
                                                         ---------------------------------------------------------------------------

OPERATING ACTIVITIES:

     Net (loss) income                                    $ (12,873)  $  214,318  $ 214,318   $   198,437   $(415,763)  $  198,437
                                                         --------------------------------------------------------------------------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

  Depreciation and amortization                              36,095            -     44,523             -           -       80,618
  Minority interest in loss of subsidiaries                       -            -     (6,283)            -           -       (6,283)
  Deferred income taxes                                           -            -     42,400             -           -       42,400
  Equity in undistributed earnings of investee companies          -            -     (8,082)            -           -       (8,082)
  Equity in undistributed earnings of subsidiaries                -     (214,318)    12,873      (214,318)    415,763            -
  Gain on disposition of assets                                  (5)           -   (369,703)            -           -     (369,708)
  Cumulative effect of change in accounting principle         1,626            -      2,093             -           -        3,719
  Noncash expenses                                           10,851            -    (12,538)        1,687           -            -
  Change in assets and liabilities net of
     effects of acquisitions and dispositions:
      Accounts receivable - (increase) decrease              (8,259)           -        613             -           -       (7,646)
      Prepaid expenses and other current assets -
        (increase)                                           (2,126)           -    (11,380)            -           -      (13,506)
      Accounts payable, accrued expenses and
        other current liabilities- increase                   7,828            -     68,621             -           -       76,449
      Deferred revenue and customer deposits -
        (decrease) increase                                      (1)           -      3,279             -           -        3,278
  Other                                                       2,581            -      3,314             -           -        5,895
                                                         --------------------------------------------------------------------------

  Total adjustments                                          48,590     (214,318)  (230,270)    (212,631)     415,763     (192,866)
                                                         --------------------------------------------------------------------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      35,717            -    (15,952)     (14,194)           -        5,571
                                                         --------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Proceeds from disposition of assets, net of
     cash expenses                                                6            -    493,327            -            -      493,333
    Capital expenditures                                    (70,344)           -    (95,021)           -            -     (165,365)
    Proceeds from maturity of restricted securities               -            -     19,888            -            -       19,888
    Purchase of short-term investments                            -            -    (71,882)           -            -      (71,882)
    Acquisitions, net of cash acquired                       (2,000)           -   (236,639)           -            -     (238,639)
    Distributions received from equity investments                -            -     16,366            -            -       16,366
    Capital contributed to equity investments                     -            -       (821)           -            -         (821)
                                                         --------------------------------------------------------------------------

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (72,338)           -    125,218            -            -       52,880
                                                         --------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Proceeds from the issuance of long-term debt            213,400       25,000          -            -            -      238,400
    Repayment of debt                                      (237,525)     (35,000)   (19,390)           -            -     (291,915)
    Proceeds from the exercise of stock options                   -            -          -        1,611            -        1,611
    Cash received from (paid to) affiliates                  57,737       10,000    (67,737)           -            -            -
    Cash advances from subsidiaries (to parent)                  63            -    (12,646)      12,583            -            -
                                                         --------------------------------------------------------------------------


    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      33,675            -    (99,773)      14,194            -      (51,904)
                                                         --------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (2,946)           -      9,493            -            -        6,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,915            -      7,964            -            -       12,879
                                                         --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   1,969   $        -  $  17,457   $        -   $        -   $   19,426
                                                         ==========================================================================

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

Results of Operations (Amounts in thousands, except subscriber, pop and share data)

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. Our Caribbean operations own licenses to serve a population of approximately 15.5 million as of February 28, 2002 in Puerto Rico, the Dominican Republic, Jamaica, and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, dedicated (private line), video and other services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of February 28, 2002: Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 18.5 million Net Pops as of February 28, 2002.

Overview

We had 882,600 wireless subscribers at February 28, 2002, as compared to 717,800 at February 28, 2001, an increase of 23%. The net loss for the three and nine months ended February 28, 2002 was $13.1 million and $42.1 million, respectively, as compared to the net loss of $3.9 million for the three months ended February 28, 2001 and the net income of $198.4 million for the nine months ended February 28, 2001. Net income for the nine months ended February 28, 2001 included a pre-tax gain of $369.7 million ($204.0 million after-tax) resulting from the sale of our southwest properties and our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership, the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet Partnership serving the San Francisco Bay area. Net income for the nine months ended February 28, 2001 was also affected by an after-tax, non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). Basic and diluted loss per share for the three months ended February 28, 2002 was $0.14 as compared to basic and diluted loss per share of $0.04 for the same period a year ago. Basic and diluted loss per share for the nine months ended February 28, 2002 was $0.44 as compared to basic and diluted earnings per share of $2.10 and $2.05, respectively, for the same period a year ago.

The table below summarizes the consolidated results of operations for each period:


-----------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended                           Nine Months Ended
                                ------------------------------               -----------------------------
(In   thousands,   except  per                                      %                                           %
share amounts)                     02/28/02        02/28/01      Change        02/28/02       02/28/01       Change
-----------------------------------------------------------------------------------------------------------------------
Operating income                 $    13,633     $    31,802      (57) %     $    62,664    $   482,280       (87) %
Net (loss) income                $   (13,050)    $    (3,935)     232  %     $   (42,092)   $   198,437      (121) %
(Loss) income per share:
    Basic                        $     (0.14)    $     (0.04)     250  %     $     (0.44)   $      2.10      (121) %
    Diluted                      $     (0.14)    $     (0.04)     250  %     $     (0.44)   $      2.05      (121) %

 EBITDA (1)                      $    56,419     $    56,318        -  %     $   177,814    $   193,190        (8) %

(1) Earnings before (loss) gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization ("EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

Caribbean Wireless Operations

-----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                       Nine Months Ended
                                    -----------------------------            -----------------------------
                                                                     %                                          %
(In thousands)                         02/28/02       02/28/01    Change        02/28/02       02/28/01      Change
-----------------------------------------------------------------------------------------------------------------------
Revenue:
Service revenue                      $    57,373    $    47,818     20  %     $   160,135    $   136,317       17  %
Equipment sales                            3,513          2,872     22              8,403          8,288        1
-----------------------------------------------------------------------------------------------------------------------
                                          60,886         50,690     20            168,538        144,605       17
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of equipment sold                     8,221          4,830     70             16,807          9,857       71
Cost of services                           9,418          7,756     21             26,310         22,328       18
Sales and marketing                       11,707          8,645     35             33,240         26,370       26
General and administrative                13,644         10,999     24             36,552         30,796       19
-----------------------------------------------------------------------------------------------------------------------
                                          42,990         32,230     33            112,909         89,351       26
-----------------------------------------------------------------------------------------------------------------------
EBITDA                                    17,896         18,460     (3)            55,629         55,254        1
Gain on disposition of assets                 (9)            (5)    80                 (9)            (5)      80
Depreciation and amortization             17,546         12,276     43             41,641         31,938       30
-----------------------------------------------------------------------------------------------------------------------
Operating income                      $      359    $     6,189    (94) %     $    13,997    $    23,321      (40) %
=======================================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost (the cost associated with our subscribers roaming in other markets, which was previously netted against the related revenue). The change was a reclassification from revenue to cost of services. The amounts reclassified for Caribbean Wireless for the three and nine months ended February 28, 2001 were $0.5 million and $1.6 million, respectively.

Caribbean Wireless service revenue increased $9.6 million, or 20%, and $23.8 million, or 17%, for the three and nine months ended February 28, 2002 respectively, to $57.4 million and $160.1 million for the same periods. These increases were primarily due to growth in revenue from new subscribers in existing and new markets of $22.5 million and $65.3 million for the three and nine months ended February 28, 2002, respectively, partially offset by an aggregate decrease in service revenue per subscriber of $12.9 million and $41.5 million for the same periods.

The increase in equipment sales of wireless telephones and accessories to subscribers was primarily related to the launch of operations in the Kingston, Jamaica metropolitan area in November 2001.

Our Caribbean Wireless operations had approximately 347,500 subscribers at February 28, 2002, an increase of 50% from the 231,900 subscribers at February 28, 2001. During the twelve months ended February 28, 2002, increases from new activations of 259,500 were offset by subscriber cancellations of 143,900. The monthly prepaid and postpaid churn rate was 4.1% and 3.8% for three and nine months ended February 28, 2002, respectively as compared to 3.2% and 3.4% for the same periods a year ago. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors, non-payment and churn of prepaid customers.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $61 for the three and nine months ended February 28, 2002, as compared to $75 and $78 for the same periods a year ago. The decrease in revenue per subscriber was primarily due to new prepaid subscribers in the Dominican Republic and Jamaica. The average customer used 566 minutes of airtime per month in the third quarter of fiscal 2002 versus 460 minutes of use per month in the same period last year.

Costs and expenses

Cost of equipment sold increased during the three and nine months ended February 28, 2002 due to the sale of phones under certain low-end rate plans and an increase in phones sold for prepaid plans.

Cost of services increased during the three and nine months ended February 28, 2002, primarily due to the variable costs associated with a larger subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean. This was partially offset by a decrease in property tax expense due to an agreement with the tax authorities in Puerto Rico.

Sales and marketing expenses rose during the three and nine months ended February 28, 2002, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic and Jamaica.

General and administrative expenses increased during the three and nine months ended February 28, 2002, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic in September 2000 and Jamaica in November 2001.

EBITDA for the Caribbean Wireless operations for the three months ended February 28, 2002 was $17.9 million, a decrease of $0.6 million, or 3%, as compared to the three months ended February 28, 2001. EBITDA for the Caribbean Wireless operations for the nine months ended February 28, 2002 was $55.6 million, an increase of $0.4 million, or 1%, over the same period last year. The increase for the nine months ended February 28, 2002 was primarily due to the growth of postpaid customers in Puerto Rico, partially offset by start up losses in the Dominican Republic, Jamaica and the U.S. Virgin Islands.

Depreciation and amortization for the three months ended February 28, 2002 was $17.5 million, an increase of $5.3 million, or 43%, as compared to the three months ended February 28, 2001. Depreciation and amortization for the nine months ended February 28, 2002 was $41.6 million, an increase of $9.7 million, or 30%, over the same period last year. Depreciation increased due to capital expenditures made during fiscal 2002 and 2001 in connection with the development and network expansion of our Caribbean wireless telephone systems and the commencement of wireless operations in Jamaica in November 2001.

Operating income for the three months ended February 28, 2002 was $0.4 million, a decrease of $5.8 million from operating income of $6.2 million from the same period last year. Operating income for the nine months ended February 28, 2002 was $14.0 million, a decrease of $9.3 million from operating income of $23.3 million for the same period a year ago.

Caribbean Broadband Operations

-----------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                        Nine Months Ended
                                    ---------------------------              -----------------------------
                                                                    %                                         %
(In thousands)                         02/28/02     02/28/01     Change         02/28/02       02/28/01     Change
-----------------------------------------------------------------------------------------------------------------------
Revenue:
    Switched revenue                 $    6,441    $   4,611       40  %      $   18,244     $   13,005       40  %
    Dedicated revenue                     8,142        5,609       45             24,032         14,886       61
    Video revenue                        11,469        6,745       70             35,304         12,707      178
    Other revenue                         8,323        6,559       27             24,203         20,515       18
-----------------------------------------------------------------------------------------------------------------------
                                         34,375       23,524       46            101,783         61,113       67
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                  244          221       10                496            691      (28)
    Cost of services                     16,829       10,413       62             49,112         26,675       84
    Sales and marketing                   3,923        2,007       95             11,059          5,796       91
    General and administrative            7,991        3,639      120             22,370         10,120      121
-----------------------------------------------------------------------------------------------------------------------
                                         28,987       16,280       78             83,037         43,282       92
-----------------------------------------------------------------------------------------------------------------------
EBITDA                                    5,388        7,244      (26)            18,746         17,831        5
Loss on disposition of assets               505           13      N/M                498             13      N/M
Depreciation and amortization            13,376        7,946       68             39,142         16,335      140
-----------------------------------------------------------------------------------------------------------------------
Operating (loss) income              $   (8,493)    $   (715)     N/M  %      $  (20,894)    $    1,483      N/M  %
=======================================================================================================================

Revenue

Caribbean Broadband revenue increased $10.9 million, or 46%, and $40.7 million, or 67%, for the three and nine months ended February 28, 2002, respectively, to $34.4 million and $101.8 million.

Switched revenue increased $1.8 million, or 40%, and $5.2 million, or 40%, for the three and nine months ended February 28, 2002, respectively. The increase was primarily due to a 45% increase in switched access lines to 30,305 as of the end of the third quarter and a corresponding growth in minutes of use.

Dedicated revenue increased $2.5 million, or 45%, and $9.1 million, or 61%, for the three and nine months ended February 28, 2002, respectively, to $8.1 million and $24.0 million. The increase was primarily the result of a 50% rise in dedicated access line equivalents to 148,256 as of February 28, 2002.

Video services generated revenues of $11.5 million and $35.3 million for the three and nine months ended February 28, 2002, respectively, reflecting revenue from the fiscal 2001 cable acquisitions.

Other revenue increased $1.8 million, or 27%, to $8.3 million for the three months ended February 28, 2002 and increased $3.7 million, or 18%, to $24.2 million for the nine months then ended.

Costs and expenses

Cost of services increased during the three and nine months ended February 28, 2002, primarily due to higher costs to support the expanding Broadband business and expenses related to the video services businesses.

Sales and marketing expenses increased during the three and nine months ended February 28, 2002, primarily due to increased advertising as well as the hiring of additional sales force to support the growing business.

General and administrative expenses increased during the three and nine months ended February 28, 2002, primarily due to the additional expenses associated with the video services acquisitions and increased costs to support the growing customer base.

EBITDA for the Caribbean Broadband operations for the three months ended February 28, 2002 was $5.4 million, a decrease of $1.9 million, or 26%, as compared to the same period last year. EBITDA for the Caribbean Broadband operations for the nine months ended February 28, 2002 was $18.7 million, an increase of $0.9 million, or 5%, over the same period a year ago.

Depreciation and amortization for the three months ended February 28, 2002 was $13.4 million, an increase of $5.4 million, or 68%, over the three months ended February 28, 2001. Depreciation and amortization for the nine months ended February 28, 2002 was $39.1 million, an increase of $22.8 million, or 140%, over the same period last year. The increase was due to depreciation and amortization related to the video services acquisitions as well as additional depreciation associated with the expansion of our network.

Operating loss for the three months ended February 28, 2002 was $8.5 million, an increase of $7.8 million as compared to the operating loss of $0.7 million for the same period in fiscal 2001. Operating loss for the nine months ended February 28, 2002 was $20.9 million, a decrease of $22.4 million from the operating income of $1.5 million for the nine months ended February 28, 2001.

U.S. Wireless Operations

-----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                        Nine Months Ended
                                    -----------------------------            ------------------------------
                                                                     %                                         %
(In thousands)                         02/28/02       02/28/01    Change        02/28/02        02/28/01    Change
-----------------------------------------------------------------------------------------------------------------------
Revenue:
    Service revenue                  $   60,636     $   57,927       5  %     $  182,022      $  180,482       1  %
    Roaming revenue                      19,681         22,644     (13)           68,603          87,699     (22)
    Equipment sales                       3,090          3,901     (21)            8,861          11,580     (23)
-----------------------------------------------------------------------------------------------------------------------
                                         83,407         84,472      (1)          259,486         279,761      (7)
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Cost of equipment sold                8,896         11,034     (19)           25,937          25,271       3
    Cost of services                     16,209         17,392      (7)           52,419          58,931     (11)
    Sales and marketing                  12,314         13,072      (6)           36,716          36,177       1
    General and administrative           12,853         12,360       4            40,975          39,277       4
-----------------------------------------------------------------------------------------------------------------------
                                         50,272         53,858      (7)          156,047         159,656      (2)
-----------------------------------------------------------------------------------------------------------------------
EBITDA                                   33,135         30,614       8           103,439         120,105     (14)
Gain on disposition of assets               (16)        (6,372)   (100)              (20)       (369,716)   (100)
Depreciation and amortization            11,384         10,658       7            33,898          32,345       5
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Operating income                    $    21,767     $   26,328     (17) %     $   69,561      $  457,476     (85) %
=======================================================================================================================

Revenue

In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amounts reclassified for U.S. Wireless for the three and nine months ended February 28, 2001 were $8.1 million and $30.9 million, respectively.

U.S. Wireless service revenue increased $2.7 million, or 5%, to $60.6 million in the third quarter as compared to the three months ended February 28, 2001. Excluding the Southwest cluster, which was sold in November 2000, U.S. Wireless service revenue increased $10.6 million, or 6%, to $182.0 million for the nine months ended February 28, 2002 as compared to the same period last year. These increases were primarily due to growth in revenue from new subscribers of $6.6 million and $23.4 million for the three and nine months ended February 28, 2002, respectively, partially offset by a decrease in service revenue per subscriber of $3.9 million and $12.8 million for the same periods. Revenue from U.S. Wireless roaming usage decreased $3.0 million, or 13%, from roaming revenues of $22.6 million for the three months ended February 28, 2001. Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage decreased $15.8 million, or 19%, from roaming revenues of $84.4 million for the nine months ended February 28, 2002. These decreases were primarily due to a decrease in roaming rates per minute of $7.9 million and $34.0 million for the three and nine months ended February 28, 2002, respectively, partially offset by increases in roaming usage of $4.9 million and $18.2 million for the same periods. The Southwest cluster accounted for $9.1 million of service revenue and $3.3 million of roaming revenue for the nine months ended February 28, 2001.

We anticipate that roaming revenue will be significantly lower in fiscal 2002 than in fiscal 2001 primarily due to declines in contractual roaming rates and, secondarily, industry consolidation.

Our U.S. Wireless operations had approximately 535,100 and 485,900 subscribers at February 28, 2002 and 2001, respectively. During the twelve months ended February 28, 2002, increases from new activations of 194,500 were offset by subscriber cancellations of 145,300. The monthly prepaid and postpaid churn rate was 2.2% and 2.4% for the three and nine months ended February 28, 2002, respectively, as compared to 2.7% and 2.4% for the same periods last year. The cancellations experienced by the U.S. Wireless operations were primarily due to competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $53 and $56 for the three and nine months ended February 28, 2002, respectively, as compared to $60 and $67 for the same periods a year ago. The decreases in revenue per subscriber were primarily due to the decline in roaming revenue. Average minutes of use per subscriber was 192 per month for the three months ended February 28, 2002 as compared to 144 for the same period last year.

Costs and expenses

Cost of equipment sold decreased for the three months ended February 28, 2002 as compared to the same period last year due to a reduction in units sold. Cost of equipment sold increased slightly during the nine months ended February 28, 2002, primarily due to increased customer retention efforts offset by fewer units sold.

Cost of services decreased during the three and nine months ended February 28, 2002, primarily due to a decrease in incollect cost.

Sales and marketing expenses decreased for the three months ended February 28 2002 as compared to the prior year primarily as a result of decreased advertising costs.

Cost to acquire per activation was $273 and $309 for the three and nine months ended February 28, 2002, respectively, as compared to $280 and $286 for the same periods last year. The increase in cost to acquire for the nine months ended February 28, 2002 as compared to the same period in 2001 was primarily the result of increased advertising costs and increased phone subsidies.

General and administrative expenses increased slightly during the nine months ended February 28, 2002, primarily due to increased costs to support the expanding subscriber base.

EBITDA for the U.S. Wireless operations was $33.1 million and $103.4 million for the three and nine months ended February 28, 2002, respectively, an increase of $2.5 million, or 8%, and a decrease of $16.7 million, or 14%, as compared to the same periods in fiscal 2001.

The gain on disposition of assets for the nine months ended February 28, 2001 represents the pre-tax gains recognized on the sale of the southwest properties, the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership and Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

Depreciation and amortization for the three and nine months ended February 28, 2002 was $11.4 million and $33.9 million, respectively, an increase of $0.7 million, or 7%, and $1.6 million, or 5%, over the same periods in fiscal 2001. The increase was primarily the result of depreciation related to capital expenditures made during fiscal 2002 and 2001 in connection with the continued expansion of our U.S. Wireless operations.

Operating income for the three and nine months ended February 28, 2002 was $21.8 million and $69.6 million, respectively, a decrease of $4.6 million and $387.9 million from operating income of $26.3 million and $457.5 million for the same periods in fiscal 2001.

Consolidated

Other non-operating income and expenses

Net interest expense was $35.1 million and $111.1 million for the three and nine months ended February 28, 2002, respectively, a decrease of $1.1 million, or 3%, and $9.2 million, or 8%, from the three and nine months ended February 28, 2001. Gross interest expense was $35.3 million and $111.9 million for the three and nine months ended February 28, 2002, respectively, as compared to $38.4 million and $124.2 million for the same periods a year ago.

The increase in total debt of $284.3 million from February 28, 2001 was primarily the result of additional borrowings for acquisitions and capital expenditures related to the expansion of the Caribbean Wireless and Caribbean Broadband operations. Total cash paid for acquisitions, net of cash acquired, during the twelve months ended February 28, 2002 was approximately $105.5 million. The weighted-average debt outstanding during the three months ended
February 28, 2002 was $1,819.3 million, an increase of $283.7 million as compared to the weighted-average debt level of $1,535.6 million during the three months ended February 28, 2001. The weighted-average debt outstanding during the nine months ended February 28, 2002 was $1,787.2 million, an increase of $166.1 million as compared to the weighted-average debt level of $1,621.1 million during the nine months ended February 28, 2001. Our weighted-average interest rate was 7.8% and 8.4% for the three and nine months ended February 28, 2002, respectively, as compared to 10.0% and 10.2% for the same periods a year ago.

After minority interest in loss of subsidiaries for the three and nine months ended February 28, 2002, the pre-tax loss was $16.1 million and $34.3 million, respectively as compared to the pre-tax (loss) income of $(2.5) million and $376.5 million for the three and nine months ended February 28, 2001, respectively. The income tax benefit (expense) was $3.0 million and $(7.8) million for the three and nine months ended February 28, 2002, respectively, as compared to $(1.5) million and $(174.4) million for the same periods last year. The decrease in income tax expense for the nine months ended February 28, 2002 was primarily the result of tax expense in fiscal 2001 related to the gains recognized on the disposition of assets.

The cumulative effect of change in accounting principle for the nine months ended February 28, 2001 was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB No. 101.

These factors resulted in a net loss of $13.1 million and $42.1 million for the three and nine months ended February 28, 2002, respectively, which represents a (decrease) increase of $9.1 million and $(240.5) million from net (loss) income of $(3.9) million and $198.4 million for the same periods a year ago.

Liquidity and Capital Resources

On September 5, 2001, we amended our New Credit Facility to add an additional $50.0 million to the Tranche-C term loan. The New Credit Facility consists of four term loans in an aggregate principal amount of $1,050.0 million and a revolving credit facility in an aggregate principal amount of $250.0 million. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a $325.0 million term loan and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating $725.0 million. The total amount outstanding under the term loans as of February 28, 2002 was $1,021.9 million. The revolving credit facility portion of the New Credit Facility is equally available to both of the borrowers. The amount available under the revolving credit facility as of February 28, 2002 was $44.0 million. Under the provisions of our credit facility, we are effectively prohibited from paying cash dividends on our common stock.

For the nine months ended February 28, 2002, earnings were less than fixed charges by $48.4 million. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $114.7 million relating to depreciation and amortization.

As of February 28, 2002, we had $719.0 million of property,  plant and equipment
(net) placed in service. During the nine months ended February 28, 2002, we made capital expenditures of $181.6 million to continue the construction of our new network in Jamaica, to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $155.4 million for the nine months ended February 28, 2002, representing 86% of total capital expenditures. The Caribbean operation's capital expenditures included $101.5 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems and $53.9 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2002, we anticipate capital expenditures of approximately $225.0 million to $235.0 million, which includes capital expenditures for our subsidiary, Centennial Digital Jamaica Ltd. ("Centennial Digital Jamaica"). During fiscal 2003, we anticipate capital expenditures, excluding Centennial Digital Jamaica, plus capital contributions to Centennial Digital Jamaica of less than $150.0 million.

In March 2001 Centennial Digital Jamaica signed an agreement with Lucent Technologies ("Lucent"), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75.0 million credit facility (the "Lucent Credit Facility") to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility bear interest at LIBOR plus 6.50%. The Lucent Credit Facility matures in March 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is limited in its ability to, among other things, incur additional indebtedness. As of February 28, 2002 $31.8 million was available under the Lucent Credit Facility. In connection with the Lucent Credit Facility, we have agreed to make a total of approximately $9.7 million of capital contributions to Centennial Digital Jamaica over the next several years (based on our 51% ownership interest as of February 28, 2002), of which $5.1 million was made as of February 28, 2002. Substantially all of Centennial Digital Jamaica's assets are pledged as collateral for the Lucent Credit Facility. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of our outstanding $370.0 million 10 3/4% Subordinated Debt and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the "Cable Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable Credit Facility bear interest at LIBOR plus 3.50%. The Cable Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable Credit Facility. As of February 28, 2002, no amounts were outstanding under the Cable Credit Facility.

We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and placement of debt or equity securities.

To meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is important that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the construction and upgrade of wireless systems in our markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to remain, capital intensive. Further, due to the start-up nature of our Dominican Republic and Jamaica operations, we anticipate that additional cash investments will be required to fund our operations over the next several years.

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:



----------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended February 28,
                                                 ---------------------------------------------------------------------
                                                               2002                                2001
                                                 ---------------------------------    --------------------------------
(In thousands)                                                     % of net cash                       % of net cash
                                                     Amount           provided           Amount           provided
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities         $    56,333            34  %         $     5,571            5  %
Interest paid                                         110,284            66                117,736           95
----------------------------------------------------------------------------------------------------------------------
Net cash provided                                 $   166,617           100  %         $   123,307          100  %
======================================================================================================================

Principal uses of cash:
Interest paid                                     $   110,284            66  %         $   117,736           95  %
Property, plant & equipment                           181,572           109                165,365          134
----------------------------------------------------------------------------------------------------------------------
Total                                             $   291,856           175  %         $   283,101          229  %
======================================================================================================================
Cash required from other financing
     and investing activities                     $  (125,239)          (75) %         $  (159,794)        (129) %
======================================================================================================================

Net cash provided by operating activities for the nine months ended February 28, 2002 was not sufficient to fund our expenditures for property, plant and equipment of $181.6 million.

The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:


----------------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended February 28,
                                                                           -------------------------------------------
(In thousands)                                                                      2002                 2001
----------------------------------------------------------------------------------------------------------------------
Proceeds from disposition of assets, net of cash expenses                     $        220            $   493,333
Proceeds from issuance of long-term debt                                           178,057                238,400
Proceeds from maturity of restricted securities                                          -                 19,888
Distributions received from equity investments, net                                     43                 15,545
Proceeds from the exercise of stock options                                          1,587                  1,611
Proceeds from issuance of common stock under employee stock purchase plan            1,898                      -
Capital contributed from minority interests in subsidiaries                          4,900                      -
----------------------------------------------------------------------------------------------------------------------
Cash provided by other financing and investing activities                          186,705                768,777
----------------------------------------------------------------------------------------------------------------------

Acquisitions, net of cash acquired                                                  (1,125)              (238,639)
Repayment of debt                                                                  (54,522)              (291,915)
Debt issuance costs paid                                                            (4,452)                     -
Deposits on long-term assets                                                       (15,000)                     -
Purchase of short-term investments                                                       -                (71,882)
----------------------------------------------------------------------------------------------------------------------
Capital available for operations and capital expenditures                     $    111,606            $   166,341
======================================================================================================================

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh, Carson, Anderson & Stowe and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial's or its subsidiaries' securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

In June 2001 the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001 and March 2002, the parties restructured these agreements and significantly reduced the commitments to each other. As of February 28, 2002, we have paid $45.0 million to Global Crossing and have received $10.4 from Global Crossing. Under the restructured agreements, we paid Global Crossing a net amount of $36.6 million ($45 million less forfeitures by Global Crossing of $8.4 million) in exchange for (i) fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and (ii) a $6.6 million credit that has been applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $2.0 million credit from us, which may be used, under certain circumstances, towards the purchase of voice termination in Puerto Rico. Under the restructured agreements, we have no further capacity purchase obligations with Global Crossing. We have not recognized any revenue from Global Crossing under this transaction.

Recent Accounting Standards

On June 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under SFAS No.133, our interest rate swaps and collar qualify for cash flow hedge accounting. We recorded a transition adjustment of $4.5 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, we recorded a liability of $7.6 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values on June 1, 2001.

During the nine months ended February 28, 2002, we recorded an additional $5.5 million in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also increased our liabilities by an additional $9.7 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at February 28, 2002.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to implement SFAS No. 144 on June 1, 2002, and have not yet determined the impact that this statement will have on our results of operations or financial position.

Commitments and Contingencies

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of April 10, 2002, 37,613,079 shares remain available for future acquisitions.

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

In February 2002, Centennial Cable entered into an agreement with a subsidiary of Motorola, Inc. (the "Motorola Agreement") pursuant to which it agreed to purchase equipment for the digital conversion of its cable operations through July 2002 at a cost of approximately $15.0 million. Centennial Cable will utilize amounts available under its Cable Credit Facility to fund purchases under the Motorola Agreement.

In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $8.9 million under this agreement as of February 28, 2002.

In March 2001, Centennial Digital Jamaica entered into an agreement with Lucent Technologies (the "Lucent Agreement") pursuant to which it agreed to purchase equipment and services for its wireless telephone system in Jamaica through February 2003 at a cost of approximately $65.0 million. Centennial Digital Jamaica will utilize amounts available under its Lucent Credit Facility to fund purchases under the Lucent Agreement.


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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2002 (based on information provided by one of the Company's lending institutions):


--------------------------------------------------------------------------------------------------------------------------------
                                            Year Ended February 28,
                         ------------------------------------------------------------
(In thousands)              2003        2004        2005         2006         2007      There-after      Total       Fair value
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate              $    223    $    446    $    242     $    497     $    348     $ 544,592    $  546,348     $  468,093
  Average interest rate      13.91 %     13.75 %     14.00 %      12.29 %      14.00 %       10.51 %       10.52 %            -
  Variable rate           $ 56,631    $ 79,131    $103,793     $140,885     $332,709     $ 557,957    $1,271,106     $1,271,106
  Average interest rate
(1)                           4.98 %      5.78 %      6.27 %       6.63 %       6.72 %        6.86 %        6.59 %            -
Interest rate swaps
  (pay fixed, receive
  variable):
  Notional amount         $350,000    $100,000    $ 50,000            -            -             -             -     $  (14,341)
  Average pay rate            5.88 %      5.33 %      4.93 %          -            -             -             -              -
  Average receive rate        4.98 %      5.78 %      6.27 %          -            -             -             -              -
Interest rate collar:
  Notional amount         $100,000    $100,000           -            -            -             -             -     $   (2,932)
  Cap                         7.00 %      7.00 %         -            -            -             -             -              -
  Floor                       4.62 %      4.62 %         -            -            -             -             -              -
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



April 12, 2002



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