Form 10-K
period 2002-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2002-08-29
CIK 879573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-19603

CENTENNIAL COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1242753 (I.R.S. Employer Identification No.)
3349 Route 138
Wall, NJ 07719
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:     (732) 556-2200

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      As of August 2, 2002, there were 95,611,428 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on The Nasdaq Stock Market on August 2, 2002 of $2.65 per share, was $29,830,642.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
EMPLOYMENT AGREEMENT (PAGET ALVES)
EMPLOYMENT AGREEMENT (THOMAS COGAR)
EMPLOYMENT AGREEMENT (THOMAS FITZPATRICK)
EMPLOYMENT AGREEMENT (THOMAS BUCKS)
EMPLOYMENT AGREEMENT (NASSRY ZAMORA)
EMPLOYMENT AGREEMENT (RICHARD GASINK)
EMPLOYMENT AGREEMENT (CARLOS BOFILL)
SEVERANCE AGREEMENT
PROMISSORY NOTE
COMPUTATION OF RATIO
SUBSIDIARIES OF CENTENNIAL COMMUNICATIONS CORP
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION OF CEO
CERTIFICATION OF CFO

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Company’s Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2002 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this document that are not historical facts are hereby identified as “forward looking statements”. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ significantly from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words “believe”, “expect”, “estimate”, “anticipate”, “project”, “intend”, “may”, “will”, and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

      Important factors (“Risk Factors”) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of us, include, but are not limited to:

•	our substantial debt obligations;

•	the availability and cost of additional capital to fund our operations, including the need to refinance and/or amend existing indebtedness;

•	restrictive covenants and consequences of default contained in our financing arrangements, which limit how we conduct business;

•	the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the affect of existing and new competitors, including competitors that may have greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

•	market prices for wireless services may continue to decline in the future;

•	general economic, business, political and social conditions in the areas in which we operate, including the less developed Caribbean region;

•	continued overbuilding by personal communications service providers in our U.S. wireless markets and the effects of increased competition in our markets, which may cause a reduction in roaming revenues, increased subscriber cancellations, a continued reduction of prices charged and lower average revenue per subscriber;

•	our dependence on roaming agreements for a material portion of our U.S. wireless revenues and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

•	the ability to attract and retain qualified personnel;

•	that our coverage areas are not as extensive as those of other wireless operators which may limit our ability to attract and retain customers;

•	the effects of consolidation in the wireless communications industry;

•	the effects of governmental regulation of the telecommunications industry;

•	the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming year and future years to continue to build out and upgrade our networks and the availability of additional capital to fund these capital expenditures;

•	declining rates for international long distance traffic;

•	opportunities for growth through acquisitions and investments and our ability to manage this growth;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes;

(ii)

•	the ability to effectively manage subscriber cancellations;

•	local operating hazards and risks in the areas in which we operate, including without limitation, hurricanes, tornadoes, windstorms and other natural disasters;

•	our ability to manage and monitor billing and operational support systems;

•	potential litigation relating to using wireless telephones while operating an automobile and the potential reduction of wireless usage due to legislation restricting usage while driving;

•	potential litigation relating to possible health effects of radio frequency transmission;

•	the relative illiquidity and corresponding volatility of our common stock;

•	control by certain of our stockholders and anti-takeover provisions; and

•	other factors referenced in our filings with the Securities and Exchange Commission.

      Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect events, developments or circumstances after the date hereof.

CERTAIN DEFINITIONS

      As used in this Form 10-K, the terms “Centennial”, the “Company”, “our”, “we” and “us” refer to Centennial Communications Corp., a Delaware corporation, and its subsidiaries on a consolidated basis. The term “Pops” refers to the population of a market, derived from the 2001 Kagan’s Wireless Telecom Atlas and Database or the 1999 Kagan’s Latin American Wireless Telecommunications, and the term “Net Pops” refers to a market’s Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

(iii)

PART I

Item 1.  Business

General

      We are a leading regional telecommunications service provider serving markets with a population of approximately 19.3 million in the Caribbean and the United States. In the Caribbean, we are a facilities based, fully integrated communications service provider offering both wireless and broadband services to business and residential customers. In the United States, we are a regional wireless service provider in small city and rural areas. At May 31, 2002, we owned wireless licenses covering over 18.5 million Net Pops, served 906,800 wireless customers, provided 190,200 lines of voice, data and Internet services and had approximately 91,600 video customers.

      Our Caribbean operations cover a population of approximately 12.9 million and serve Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. We provide digital wireless and broadband services over our own fiber optic, coaxial and microwave network in the Caribbean. These services include switched and dedicated voice and data telephony, video and Internet. We believe we have the widest seamless wireless coverage, most extensive broadband fiber optic network, and the widest array of services among telecommunications operators in the Caribbean. We believe our scale and scope is a significant competitive advantage in the Caribbean. We began operations in the Caribbean in December 1996 with our launch of wireless service in Puerto Rico.

      In the U.S., we provide digital wireless service to over 540,000 subscribers in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million: Indiana, Michigan and Ohio; and Louisiana, Mississippi and Texas. These clusters are near major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. We believe we have the highest quality network coverage and most extensive retail distribution of any wireless provider in our service area. We believe our focus on these geographic areas that are not as critical to national and global wireless operators and less penetrated than the major metropolitan markets provides a competitive advantage.

      Centennial was organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200.

Centennial’s Operations

  Caribbean Wireless

      We provide wireless services in the Caribbean throughout an area covering a population of approximately 12.9 million. We use the same digital technology, called CDMA 1XRTT (code division multiple access upgraded for faster data speeds), throughout the region. Our wireless network is supported by our terrestrial and undersea fiber optic network. Our Caribbean operations were established first in Puerto Rico (3.9 million Pops), where we provide wireless personal communications services (“PCS”) pursuant to a 30 megahertz (“MHz”) Federal Communications Commission (“FCC”) license that operates at the 1900 MHz frequency band and also covers the U.S. Virgin Islands. Puerto Rico is strategically located as a major center of Caribbean commerce and serves as a gateway for businesses operating in Latin America and the Caribbean.

      In Puerto Rico, our wireless communications services share a sophisticated 1,407 mile fiber optic network with our broadband operation. The CDMA digital wireless network covers most areas of Puerto Rico using its established base of 183 wireless cell sites to transmit and receive calls. We offer postpaid (contracts) and prepaid (no contracts) mobile wireless services and residential and business fixed wireless services utilizing our high capacity digital wireless and fiber optic network. We target intensive users of service: the average usage of our postpaid wireless customers is about 900 minutes per month or about twice the average usage in the United States. We believe a portion of our customers have only our wireless service and do not have wireline service.

      In the Dominican Republic, we own 80% of All America Cables and Radio, Inc. (“AACR” or “Centennial Dominicana”), which holds a 30 MHz PCS license operating at the 1900 MHz band. We launched wireless service in the Dominican Republic in October 2000 with coverage in and around Santo Domingo. After the initial launch, we expanded coverage to other major cities and now provide coverage to a substantial portion of the island’s 8.9 million inhabitants.

      Unlike the United States and Puerto Rico, carriers in the Dominican Republic bill for wireless service using a “calling party pays” system (i.e., the wireless customer only pays for outgoing phone calls and not for incoming calls). This system is different from the approach in the United States, where carriers generally charge the wireless customer for both outgoing and incoming calls.

      In August 2002, we sold our 51% interest in Centennial Digital Jamaica, a Jamaican company that provides mobile telecommunications services in Jamaica, to Oceanic Digital Communications, the 49% shareholder of Centennial Digital Jamaica. Accordingly, we no longer hold any interest in the Jamaica wireless operations.

      At May 31, 2002, our Caribbean wireless operations (including Jamaica) had 366,500 subscribers.

  Caribbean Broadband

     Puerto Rico

      In Puerto Rico, we are a facilities-based integrated communications service provider offering a full range of services. We have built a fully integrated communications company over the past five years and are the only significant fiber-based competitive local exchange carrier (“CLEC”) on the island. Our Puerto Rico broadband business provides a full range of services to commercial, Internet service providers (“ISP”), carrier and government customers over our fiber optic network. Our range of product offerings and extensive fiber backbone enable us to provide end-to-end broadband connectivity to many of the island’s largest companies and numerous Fortune 500 companies, including Wal-Mart, Exxon Mobil, Ford Motor, General Electric and IBM. We are the backhaul provider for most of the island’s wireless carriers and recently were awarded large, multi-year contracts for broadband capacity by the University of Puerto Rico for the next generation Internet2 network and a multi-year contract with America Online to bring its Internet services to Puerto Rico.

•	Competitive Local Exchange Services. We offer a variety of wireline services, including switched voice, private line services, international long distance, data, toll free and Internet related services, to business and residential customers over our own fiber optic, coaxial and microwave network.

•	Video Services. We operate a digital cable television system serving southern and western Puerto Rico. This digital cable system enables us to bring last mile broadband services to these less densely populated areas of Puerto Rico. We recently completed conversion of the cable network to digital with capacity to support up to 392 channels. At May 31, 2002, these cable systems passed approximately 300,000 homes and had approximately 91,600 subscribers. We recently announced that we terminated our formal process to explore strategic alternatives for our cable television properties and intend to continue to operate these systems.

•	Internet Services. We maintain a server that provides customers direct high-speed and dial-up access to the Internet. We also offer customers web page design, hosting, web casting, integration services and a variety of e-commerce design and related services.

     Dominican Republic

      In the Dominican Republic, we offer long distance capability and provide long distance calling centers for Dominican customers. We act as the network provider for other call center operators. Centennial Dominicana accepts traffic from other carriers for termination in the Dominican Republic. Centennial Dominicana’s license allows it to expand its wireline services to local loop, ISP and similar services. Centennial Dominicana has constructed a terrestrial fiber optic network in Santo Domingo, the capital of the Dominican Republic, and has begun offering broadband services there.

     Jamaica

      In Jamaica, we offer dial-up Internet service through our 60% interest in Infochannel Limited, a leading Jamaican ISP with over 10,780 subscribers. In August 2002, we entered into a definitive agreement to sell our 60% interest in Infochannel. The transaction is expected to close in August or September of 2002.

     Fiber Optic Undersea Cables

      To complement our terrestrial fiber networks, we recently acquired significant undersea fiber optic capacity connecting key markets in the Caribbean with our international gateway switch in Miami, Florida on the Global Crossing and Emergia networks. We also own undersea capacity on Americas II and ARCOS I undersea cables linking Puerto Rico, the United States mainland and Latin America. In addition, we own capacity on the TAT-14 undersea cable that connects the U.S. and Europe and the Japan-U.S. undersea cable that connects the U.S. and Japan. We believe this capacity will relieve the bottleneck for voice communications created by inadequate undersea cable capacity in the Caribbean. This fiber network provides for two key opportunities: first, it allows us to offer end-to-end broadband solutions for customers in the Caribbean, and second, it allows us to utilize the fiber for our own operations, thereby reducing our network costs.

     U.S. Wireless

      We operate our U.S. wireless telephone systems pursuant to 30 cellular licenses that operate in the 800 MHz frequency band. We hold licenses for 25 MHz of spectrum in all of our markets. We have strategically assembled a portfolio of cellular systems clustered in two distinct small city and rural areas. We market our cellular service under the registered name “Centennial Wireless” using both analog and digital technology (time division multiple access or “TDMA”). We have upgraded our U.S. systems to digital technology and now offer digital voice and digital features (voice mail, caller ID, call waiting, conference calling and text messaging). Digital technology increases system capacity and offers other advantages over analog technology, including improved overall signal quality, longer battery life, improved call security, lower incremental costs for additional capacity and the ability to provide enhanced data transmission services. Our rapid conversion to digital technology has allowed us to dramatically improve pricing for both our retail customers and roaming partners. A customer achieves the benefits of digital radio channels only if he or she purchases cellular telephones that are capable of transmitting and receiving digital signals. We intend to overlay our networks with GSM (global system for mobile communications) technology that will support GPRS (general packet radio service) advanced data technology. We expect to begin deploying GSM technology in our serving areas no later than the first quarter of fiscal year 2004. AT&T Wireless, Cingular Wireless and Voicestream Wireless each uses GSM/ GPRS technology. As of May 31, 2002, our U.S. wireless operations had 540,300 wireless subscribers, of which approximately 80% were using digital phones. During the past fiscal year, we constructed 57 cell sites and now have 691 cell sites.

      Our U.S. wireless interests consist primarily of two operating clusters:

•	Michiana Cluster covers a population of approximately 3.7 million in Michigan, Ohio and Indiana, covering portions of three major interstate highways (Interstate 69, Interstate 94 and 80/90 Toll Road) that connect Chicago, Detroit and Indianapolis.

•	Southeast Cluster covers a population of approximately 2.3 million, covering portions of interstate highway I-10, as well as sections of Texas, Louisiana and Mississippi in proximity to Houston, New Orleans, Shreveport and Baton Rouge.

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

Recent Developments

•	Sale of Jamaica wireless operations. In August 2002, we sold our 51% equity interest in Centennial Digital Jamaica Limited, our Jamaican subsidiary that provided mobile telecommunications services in Jamaica using CDMA technology and an 800 MHz license covering a population of 2.6 million.

•	Agreement to sell Jamaica Internet Business. In August 2002, we entered into a definitive agreement to sell our 60% interest in Infochannel Limited, a leading Jamaican ISP. The transaction is expected to close in August or September of 2002.

•	Cable TV Digital Upgrade and Financing. We recently completed conversion of our Puerto Rico cable network to digital technology with capacity to support up to 392 channels and are currently converting our customers to a digital offering. In January 2002, we entered into a $15 million credit agreement with Banco Popular de Puerto Rico to fund the digital conversion, including the purchase of the digital set-top boxes and headend equipment. We recently announced that we terminated our formal process to explore strategic alternatives for our cable television properties and intend to continue to operate these systems.

•	3G 1XRTT Services in Puerto Rico. In April 2002, we were the first carrier in Puerto Rico to launch next generation wireless services. These services provide the capacity to transmit data in the form of text, images and videos with a speed of up 10 times faster than regular dial-up connection.

•	Sale of Towers. In May 2002, we entered into an agreement with AAT Communications to sell to AAT 186 telecommunications towers in our U.S. Wireless serving areas for approximately $34.1 million, subject to adjustment. Under the terms of the agreement, we will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and is expected to close on a rolling basis in the second and third quarters of fiscal 2003.

•	Global Crossing Undersea Cable. In December 2001 and March 2002, we restructured our agreements with Global Crossing to significantly reduce our commitment to Global Crossing. We have received significant undersea fiber optic capacity from Global Crossing connecting key markets in the Caribbean with the United States.

•	Dominican Republic. In November 2001, we increased our equity ownership interest in AACR to 80% from 70%. Our 20% minority shareholder in AACR, Abraham Selman, has the right through November 2002 to contribute additional funds to AACR to purchase additional equity in AACR and restore his 30% equity interest.

•	Financing. In September 2001, we amended our senior credit facility to add an additional $50 million to the Tranche-C term loan.

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

Competitive Strengths

  Widest Seamless Coverage in the Caribbean

      We have wireless licenses to serve Puerto Rico (3.9 million Pops), the Dominican Republic (8.9 million Pops) and the U.S. Virgin Islands (0.1 million Pops), which have a combined population of approximately

12.9 million. No other wireless operator is licensed to serve more than two of these locations. We are operational in all of these markets. We have a common digital wireless technology platform, CDMA, throughout the Caribbean. This platform reduces operational costs and facilitates roaming. There is a strong community of interest in the Caribbean, particularly among Puerto Rico, the Dominican Republic and the U.S. Virgin Islands.

  Most Extensive Broadband Fiber Network in the Caribbean

      We believe our terrestrial and undersea broadband fiber network is the most extensive in the Caribbean. We own over 1,407 route miles of fiber in the Caribbean. We own significant undersea fiber optic capacity on various cables that connect our serving areas in the Caribbean with each other and the rest of the world. We are the only significant CLEC in Puerto Rico and have constructed a terrestrial fiber optic ring network in Santo Domingo, the capital of the Dominican Republic.

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

  Low Cost Structure in the Caribbean

      Due to our wide, single technology wireless coverage, our extensive broadband network and our broad array of services, we are able to create significant cost advantages. We further reduce our cost to provide service by targeting intensive users of telecommunications services. For example, our average postpaid wireless customer in Puerto Rico uses approximately 900 minutes per month (as compared to an average of 450 minutes per month for U.S. wireless carriers, according to Legg Mason Wireless Industry Scorecard for 2001). We use the latest technology in our wireless and broadband networks. This gives us a significant cost advantage when competing for high usage customers. In addition, our complement of wireless, copper, fiber and coaxial last mile mediums permits us to offer the most cost effective solution for customers.

  Market Opportunity in the Caribbean

      We believe the Caribbean is a large market with substantial unfulfilled demand for both wireless and broadband telecommunications services. We believe that economic and market statistics for our Caribbean serving areas present a compelling market opportunity:

•	2000 real GNP growth in Puerto Rico and real GDP growth in the Dominican Republic was 3.1% and 7.6%, respectively, according to the 2002 Economist Intelligence Report.

•	Puerto Rico and the Dominican Republic have the first and third largest gross domestic products, respectively, in the Caribbean region, according to the 2001 Economist Intelligence Report.

•	Market penetration for wireless services for 2001 was approximately 31% in Puerto Rico and 15% in the Dominican Republic, compared to approximately 44% for existing wireless providers in the United States, according to the International Telecommunications Union — 2001.

•	Teledensity levels (lines of telephone service per 100 people) for 2001 in Puerto Rico and the Dominican Republic were approximately 33 and 29, respectively, compared to approximately 70 in the U.S. according to the International Telecommunications Union — 2001.

•	Internet penetration rates for 2001 in Puerto Rico and the Dominican Republic were 15% and 2%, respectively, as compared to 50% in the United States according to the International Telecommunications Union — 2001.

  Superior Network Coverage and Distribution in the U.S.

      In the U.S., we have 691 cell sites and 139 retail distribution points in our service territory, both, to our knowledge, greater than those of any other single competitor in our markets. In addition, we have more employees in our serving area. We believe the low population density of the more rural portions of our U.S. wireless serving areas inhibits additional competitors from matching our network and distribution coverage.

     Geographic Focus

      We carefully choose our markets. We believe we can give our Caribbean and U.S. serving areas more focused attention than the national and global telecommunications operators. These areas are not large enough to be of critical importance to national and global players, nor can national and global players afford to compromise their larger strategies by tailoring strategies to these specific regions. At May 31, 2002, we had over 1,150 employees in our U.S. serving areas and over 2,100 employees in the Caribbean (including Jamaica).

  Strong Financial Performance

      We have recorded five-year compounded annual growth rates for revenue and EBITDA of 32% and 35%, respectively. The Caribbean operation turned EBITDA positive within its first year of operation.

  Strong Management Team and Equity Investors

      We have assembled our management team from several of the world’s leading telecommunications operators, including SBC, Sprint, Alltel/360Communications, BellSouth, Bell Atlantic (now Verizon) and Motorola. Two leading private equity investors, Welsh, Carson, Anderson & Stowe and The Blackstone Group, are controlling shareholders of Centennial. Approximately 9% of our outstanding common stock is traded on the Nasdaq under the symbol CYCL.

Strategies

  Grow Wireless Customers

      We will participate in the industry-wide growth of wireless customers in both our Caribbean and U.S. markets. Our digital networks provide the capacity and cost structure to provide customers with more airtime minutes per dollar. We anticipate increased minutes, value-added services such as the wireless Internet and wireline replacement will fuel wireless customer growth rates in all of our markets. Our launch of wireless service in the Dominican Republic and the U.S. Virgin Islands creates a large footprint and more market opportunity to further bolster our wireless customer growth rate. We believe that our Caribbean wireless service areas are generally in the early stages of their wireless growth cycles and afford significant growth potential, as the penetration levels in these regions approach those of the more mature markets and as wireline replacement becomes more prevalent. We believe that many of our customers in the Caribbean already use their wireless phone as their only phone.

  Bring the Internet to the Caribbean

      The development of the Internet in the Caribbean is several years behind the United States. Our extensive broadband network provides us with a cost and quality advantage in the provision of a wide range of Internet and data services. We are capturing a dominant percentage of large capacity services in Puerto Rico today because we offer end-to-end connectivity from the customer’s location to our switch in Miami. This switch offers direct connections to all the major international broadband carriers. Our fiber backbone also will facilitate the growth of our wireless and cable television Internet services.

  Leverage our Fiber Network to Create Cost Advantages

      We share infrastructure and target intensive users of telecommunications services to create cost advantages in the Caribbean. Our backbone fiber network and switches have been our biggest shared cost to date. The second cost advantage will be the integration of back office functions across services over time. Finally, we target intensive users of telecommunications services to magnify the cost advantage of our high capacity digital wireless and fiber optic networks.

  Remain Roaming Partner of Choice

      In the U.S., we carefully choose service areas of lower population density that are situated between major metropolitan areas containing well-traveled roadways. Our Michiana cluster is situated in the vicinity of Chicago, Indianapolis and Detroit and our Southeast cluster lies in the vicinity of Houston and New Orleans. Customers of other wireless operators who travel into our service areas and use their wireless telephones generate significant roaming revenues for us. We have lowered our roaming rates and signed multi-year contracts with several national carriers in an effort to continue to capture these carriers’ roaming traffic.

  Pursue Selective Acquisitions

      We will continue to pursue strategic acquisitions that complement and leverage our existing operations, infrastructure and experience in the U.S. and Caribbean.

Risk Factors

      You should carefully consider the Risk Factors on pages (ii) and (iii) of this Form 10-K which may affect our business, future operating results and financial condition.

Wireless Telephone Markets and Interests

      The chart below sets forth certain information regarding our wireless operations as of May 31, 2002 as reported in the Kagan’s Wireless Telecom Atlas & Database 2001 and 1999 Kagan’s Latin American Wireless Telecommunications. Those U.S. wireless telephone systems and the investment interests which are in Metropolitan Statistical Areas (“MSAs”) are asterisked; the remainder are in Rural Service Areas (“RSAs”). As of May 31, 2002, our Caribbean and U.S. wireless telephone systems had 906,800 wireless subscribers in the markets listed below, and at the end of fiscal 2001, 2000, 1999 and 1998 we had 763,100, 626,800, 454,100 and 322,200 subscribers, respectively.

Markets	Ownership	Pops	Net Pops

Caribbean Wireless Telephone Systems
Puerto Rico Wireless Telephone System	100.0%	3,991,000	3,991,000
Dominican Republic Wireless Telephone System	80.0%	8,900,000	7,120,000
Jamaica Wireless Telephone System(1)	51.0%	2,600,000	1,326,000

Total Caribbean Wireless Telephone Systems		15,491,000	12,437,000

U.S. Wireless Telephone Systems
Michiana Cluster
Kalamazoo, MI*	100.0%	309,000	309,000
Cass, MI	100.0%	305,000	305,000
Newaygo, MI	100.0%	252,000	252,000
Battle Creek, MI*	100.0%	198,000	198,000
Benton Harbor, MI*	100.0%	159,000	159,000
Jackson, MI*	100.0%	163,000	163,000
Roscommon, MI	100.0%	146,000	146,000
Allegan, MI	100.0%	106,000	106,000

System Subtotal		1,638,000	1,638,000

South Bend, IN*	100.0%	306,000	306,000

Markets	Ownership	Pops	Net Pops

Richmond, IN	100.0%	221,000	221,000
Newton, IN	100.0%	219,000	219,000
Elkhart-Goshen, IN*	91.7%	177,000	162,000
Williams, OH	100.0%	128,000	128,000

System Subtotal		1,051,000	1,036,000

Fort Wayne, IN*	100.0%	451,000	451,000
Miami, IN	100.0%	184,000	184,000
Kosciusko, IN	100.0%	184,000	184,000
Huntington, IN	100.0%	146,000	146,000
Kokomo, IN*	100.0%	100,000	100,000

System Subtotal		1,065,000	1,065,000

Cluster Subtotal		3,754,000	3,739,000

East Texas/ Louisiana Cluster
Beauregard, LA	100.0%	392,000	392,000
Beaumont-Port Arthur, TX*	100.0%	383,000	383,000
Lafayette, LA*	94.5%	239,000	226,000
West Feliciana, LA	100.0%	187,000	187,000
Claiborne, MS	100.0%	156,000	156,000
Alexandria, LA*	100.0%	146,000	146,000
Iberville, LA	100.0%	164,000	164,000
DeSoto, LA	100.0%	116,000	116,000
Copiah, MS	100.0%	123,000	123,000
Bastrop, LA	100.0%	96,000	96,000
Caldwell, LA	100.0%	75,000	75,000
Lake Charles, LA*	100.0%	186,000	186,000

Cluster Subtotal		2,263,000	2,250,000

Total U.S. Wireless Telephone Systems		6,017,000	5,989,000

Investment Interests
Lawrence, PA	14.3%	219,000	31,000
Del Norte, CA	6.9%	220,000	15,000

Total Investment Interests		439,000	46,000

Total Caribbean Wireless Telephone Systems, U.S. Wireless Telephone Systems and Investment Interests		21,947,000	18,472,000

(1)	We sold our 51% interest in our Jamaica wireless system in August 2002

Products and Services

  Wireless

      The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. We offer primarily postpaid (contracts) and, to a lesser extent, prepaid (no contracts) wireless services. Other value-added services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. In the U.S., we also offer our customers short messaging services and access to the Internet through their wireless phones. In Puerto Rico, our recently-upgraded 3G networks give our customers access to the wireless web at high-speeds directly from their handsets through our mobile web offering. In Puerto Rico, we also market a “HomePhone” and “BusinessPhone” product which acts as a wireless alternative to a traditional landline telephone. This product offers customers immediate phone service from their home or business, in contrast to the delays customers may otherwise experience waiting for installation of a wireline phone by the incumbent local telephone company.

      We offer our wireless customers a variety of handsets employing CDMA technology in the Caribbean and TDMA technology in the U.S. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology and a variety of rate plans designed to meet the varied needs of our customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ digital or analog networks. We offer handsets primarily from Nokia, Audiovox, Kyocera, Motorola and Samsung.

  Broadband

      In the Caribbean, we offer a broad range of communications services including ATM (asynchronous transfer mode), frame relay, dedicated access, dedicated Internet ports, international long distance, switched access, video, high-speed Internet access, dial-up Internet access and private line services. All services are provided over our own fiber optic, coaxial and microwave network. We also offer customers web page design, development, hosting, and web casting, integration services and a variety of e-commerce design and related services.

Roaming

      In the U.S., we generate significant revenue from subscribers of other wireless operators when they place or receive calls while traveling in our markets. We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered the prices for our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. Our roaming revenue in fiscal 2002 was $92.5 million, or approximately 13% of our total consolidated revenues.

      We expect roaming revenues in fiscal 2003 to be significantly less than in fiscal 2002. Our three largest roaming partners during the last fiscal year were AT&T Wireless, Cingular Wireless and Verizon Wireless. Given Verizon’s roaming relationship with Alltel Corp., which recently acquired CenturyTel, we expect to lose a substantial portion of the roaming revenue from Verizon.

Sales and Marketing

      In Puerto Rico, we market our wireless services and products under the name “Centennial de Puerto Rico”, and in the Dominican Republic, we market our services and products under the name “Centennial Dominicana”. In the U.S., we market our services and products under the name “Centennial Wireless”. Over the past year, we introduced branding campaigns named “Trusted Advisor” in the United States and “En Confianza” in the Caribbean to convey our strategy based on delivering superior service. Our marketing objective is to increase our customer base, increase usage and reduce subscriber cancellations. Our current marketing strategy emphasizes continued net subscriber growth and targets customers who are likely to generate higher monthly revenues and low churn rates. In marketing our services, we stress the quality of our service, competitive prices, technologically advanced features and the local presence of our customer service representatives and technical staff. In the Dominican Republic, we expect a higher percentage of prepaid customers and a lower revenue per customer. In the U.S., we focus on customers who live and work in our licensed serving areas in an effort to keep a significant portion of the minutes of use on our own network.

      We believe we have the largest distribution network of any wireless operator in our U.S. wireless service areas. As of May 31, 2002, we operated 139 retail locations in the U.S., including a kiosk program in shopping malls and larger retail centers, and 132 retail locations in the Caribbean. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in almost every major shopping center. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

      In both our Caribbean and U.S. wireless operations, we use both our own internal sales force and, to a lesser extent, independent agents and dealers to obtain customers for our services. We believe we rely less on outside agents and dealers than other carriers. As of May 31, 2002, we had an internal sales force of approximately 1,400. These employees are generally paid on a salary plus commission basis. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber’s contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis.

Customer Service

      We are committed to assuring consistently high quality customer service. Each of our Caribbean integrated communications systems and U.S. wireless telephone systems has a local staff, including a manager, customer service representatives and technical engineering staff. We have established local customer support facilities in all of the U.S. wireless telephone systems and the Caribbean integrated communication system. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the U.S., we have a centralized customer service center located in Fort Wayne, Indiana. In the Caribbean, we have centralized customer service centers located in San Juan, Puerto Rico and Santo Domingo, Dominican Republic, as well as customer service support located in our retail stores.

System Construction, Operation and Development

      Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping “cells.” Each cell contains a transmitter-receiver at a “base station” or “cell site” that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office (the “switch”), which is connected to the local landline telephone network. Since wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones. If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming.

      Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand after the initial construction phase is complete. We use CDMA technology in our Caribbean wireless markets. During the past fiscal year, we added 55 cell sites in our Caribbean wireless operations, and, as of May 31, 2002, our Caribbean wireless operations had 309 cell sites. Substantially all of our U.S. wireless systems were upgraded to offer TDMA digital services beginning in the summer of 1999. During the past fiscal year, we constructed 57 cell sites in our U.S. wireless operations, and, as of May 31, 2002, our U.S. wireless operations had 691 cell sites. We expect continued network investment to support customer growth, increased usage per customer, and new services.

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

      Our Puerto Rico network is recognized as a leader in the deployment of CDMA technology. We were the first operator in the world to deploy a fifth CDMA carrier on our network (a process to increase channel capacity). We were also the first wireless operator in Puerto Rico to launch next generation (3G 1XRTT)

wireless networks. This advanced network is capable of carrying voice and data traffic at speeds up to 10 times faster than the previous wireless technology and faster than dial-up landline internet connections. The construction of our Caribbean integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. We have three switches in Puerto Rico. In the Caribbean, we generally use network equipment manufactured by Lucent Technologies.

      Our cable network in Puerto Rico recently underwent digitization of its primary headend and transport equipment and is currently converting its customers to digital service. Our cable systems consist of three headends, 229 nodes and a total of 578 route miles of fiber optic cable and 3,124 miles of coaxial cable. The outside plant consists of a mix of 450 MHz to 870 MHz plant.

      Our U.S. wireless systems are served by five technologically advanced Nortel supernode switches in Fort Wayne, Indiana(2), Alexandria, Louisiana; Vidor, Texas; and Lafayette, Louisiana. For our U.S. wireless operations, we intend to deploy a GSM network over our existing TDMA network that will support GPRS advanced data technology. This technology will maintain technological compatibility with our major roaming partners and provide the speed and capacity to support a variety of innovative mobile data applications, including e-mail, e-commerce and web-browsing.

Billing and Operational Support Systems

      We operate management information systems to handle customer care, billing, network management and financial and administrative services. We have outsourced with Alltel Information Systems, a network management and operations support systems provider, to provide billing services and to facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations company-wide. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize subscriber disconnects by preactivation screening to identify any prior fraudulent or bad debt activity, credit review and call pattern profiling to identify needed activation and termination policy adjustments.

      In the Caribbean, we are investing in operations support systems to facilitate billing for our broadband services. We have contracted with ADC Telecommunications to provide the framework, software and technical support for the deployment of our broadband operational support systems. Our cable television systems in Puerto Rico recently converted to a CSG Systems billing system which was installed in February 2002.

Competition

  Wireless Competition

      In the U.S. and Puerto Rico, the FCC can grant Commercial Mobile Radio Service (“CMRS”) licenses to up to eight companies to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which are comprised of 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband PCS systems in each of 51 defined Major Trading Areas (“MTAs”) and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas (“BTAs”), which are component parts of MTAs. However, the FCC also allows CMRS carriers to subdivide and assign their spectrum allocations and/or their geographic market areas to other carriers. This creates the (unlikely) possibility of more than eight CMRS carriers having the ability to serve a single market.

      We currently control cellular licenses in 30 MSAs and RSAs in the U.S., one broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin Islands) and a 30 MHz PCS license in the Dominican Republic. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, network coverage, services offered and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

      In the U.S., we compete against one other cellular carrier in each of our markets and a number of PCS providers and Enhanced Specialized Mobile Radio (“ESMR”) service providers, such as Nextel Communications. In general, in our U.S. wireless markets, we have between three and five competitors in each of our markets. PCS operators have continued to build out their networks in our service areas. We expect this trend to continue. Our primary competitors in our U.S. wireless markets are Verizon, CenturyTel (now Alltel), AT&T Wireless, Cingular, Sprint PCS (and Sprint affiliates), Voicestream and Nextel. We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies for customers.

      The Puerto Rico wireless market is also highly competitive. In Puerto Rico, we compete with five other wireless carriers: Cingular, Verizon, AT&T Wireless, Movistar (partially owned by Telephonica de Espana) and Sprint PCS, which entered the market during the past year.

      The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Compania Dominicana de Telefonos C. por A., a subsidiary of Verizon that is doing business as “Codetel”; Tricom, S.A. (controlled by GFN Corporation, Ltd., one of the Dominican Republic’s largest private holding companies and Motorola); and France Telecom, which does business under the name “Orange”.

      Most of our competitors have greater financial resources than we do. We expect competition for wireless subscribers in our markets to remain highly competitive.

  Broadband Competition

      Our Caribbean operations hold an authorization to provide broadband services in Puerto Rico, a concession to provide a variety of telecommunications services in the Dominican Republic and authorization to provide facilities based international long distance service in the U.S. Our main competitor for our broadband services in Puerto Rico is the Puerto Rico Telephone Company (“PRTC”), the incumbent telephone company. There are no other competitive local exchange carriers with significant operations at this time, but we cannot assure that other CLECs will not emerge in Puerto Rico in the future. We are the only cable television operator in our franchise areas. Liberty Media and Adelphia Communications also operate cable television companies in Puerto Rico, but not in our franchise areas. Our cable television company in Puerto Rico competes primarily against the direct broadcast satellite companies, namely DirectTV, Echostar (the Dish) and USNET.

      In the Dominican Republic, we compete primarily against the incumbent provider, Codetel, which has a substantial market share, and Tricom, which provides both wireline and fixed-wireless service.

      In the future, we may also compete against emerging wireless technologies, including satellite based mobile voice and data services and 3G wireless technologies.

Regulation

  U.S. Federal Regulation

      Pursuant to the Communications Act of 1934, as amended, the cellular, PCS, paging and conventional mobile telephone systems we operate are licensed and regulated by the FCC. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems. Currently, FCC rules prohibit licensees from controlling more than 55 MHz of licensed CMRS spectrum in any MSA or RSA. The FCC intends to eliminate this spectrum cap in January 2003.

      The FCC generally issues CMRS licenses for a term of up to ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC’s rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, and have complied with FCC regulations and federal communications statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our cellular licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

      The FCC also regulates other aspects of the operation and ownership of CMRS systems. Operational regulations include the cellular rules requiring coordination of proposed frequency usage with adjacent cellular licensees to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC’s rules also prohibit CMRS licensees from imposing restrictions on the resale of CMRS service by parties who purchase blocks of telephone numbers from an operational system (such as ours) and then resell them to the public. This resale restriction prohibition is scheduled to expire on November 24, 2002. The FCC also imposes radio frequency (“RF”) radiation limitation requirements on CMRS licensees.

      Ownership regulations include the requirement to obtain prior FCC approval before completing most types of acquisitions and assignments of FCC licenses. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer or assignment.

      In addition to regulation by the FCC, wireless systems are also subject to certain Federal Aviation Administration (“FAA”) regulations regarding the siting and construction of wireless transmitter towers and antennas, as well as local zoning requirements. The FCC also requires that all licensees register and obtain FCC registration numbers for all of their antennas and/or towers that require prior FAA clearance. All new towers must be registered at the time of construction. Failure to properly register a tower could lead to enforcement action, such as the imposition of a penalty. We believe that we are in compliance with the tower registration requirements. There can be no assurance that any FCC requirements currently applicable to our CMRS system will not be changed in the future.

      The amendments to the Communications Act of 1934, made by the Telecommunications Act of 1996 (the “1996 Act”) were aimed at opening local telecommunications markets to competition. As amended, the 1996 Act governs, among other telecommunications matters, the removal of barriers to market entry and imposes on incumbent local exchange carriers, or ILECs, duties to negotiate, in good faith, reasonable and nondiscriminatory interconnection agreements and access to unbundled network elements at any technically feasible point within the carrier’s network. The law encourages competition through these provisions and others governing resale, number portability, dialing parity, access to rights-of-way and numbering administration.

      The overall effect of the amendments made by the 1996 Act on our business continues to be unclear since the FCC continues to promulgate rules to implement it. We have, however, benefited from reduced costs in acquiring required communications services, such as ILEC interconnection, and we have benefited from the right to receive reciprocal compensation for the termination of traffic (discussed below). However, provisions relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens. The Communications Act of 1934 applies to our operations in the U.S., Puerto Rico, and the U.S. Virgin Islands.

      The issue of reciprocal compensation has been and remains controversial. Reciprocal compensation refers to payments that one carrier makes when it sends traffic to another carrier for completion. Reciprocal compensation applies to calls between landline networks and between a landline and a CMRS network. We both send and receive traffic to and from landline networks and so both pay and receive reciprocal compensation. The treatment of compensation for calls to ISPs, which affects us in Puerto Rico, has been particularly controversial. The FCC has established rules generally intended to reduce and, possibly, eventually eliminate the compensation paid by incumbent telephone companies to new companies like Centennial for ISP-bound calls. This lower compensation, however, only applies where the incumbent telephone company also agrees to receive lower compensation for calls it receives. The courts have confirmed that these rules may remain in effect while the FCC continues its legal and regulatory analysis of the issue. We have recently concluded arbitration of a new interconnection agreement with PRTC that generally reflects these new FCC rules. Centennial both sends traffic to, and receives traffic from, PRTC. In addition, Centennial’s prior arrangement for compensation from PRTC for completing ISP-bounds calls called for a level of payment reasonably close to the level called for by the FCC’s rules. Also, we continue to disagree with PRTC about whether compensation is due under the FCC’s rules for certain types of ISP-bound calls and we expect this issue will remain in dispute for the foreseeable future. As a result, it is unclear how and to what extent the implementation of the FCC’s rules will affect us.

      The 1996 Act imposes interconnection obligations on all telecommunications carriers to facilitate the entry of new telecommunications providers. This requirement creates benefits for our CMRS and other telecommunications businesses. The FCC has issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephone services from both facilities-based and non-facilities-based competitors, including wireless and paging operators. The rules also address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents’ networks, the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that ILECs must begin paying us and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. The FCC continues to refine its rules to respond to developments in the market and changes in that agency’s policies. While some of the FCC’s rules have been set aside by the courts, the FCC’s rules have generally been sustained, including by the U.S. Supreme Court in major decisions issued in January 1999 and May 2002.

State and Local Regulation

      Under the Communications Act, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate other terms and conditions of service. The siting and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a FCC CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the right of ways and have the right to set customer service related rules. Recently, several states and local communities have enacted ordinances restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers. For purposes of regulation of our activities, both Puerto Rico and the U.S. Virgin Islands are treated as “states.”

Other Regulatory Requirements

      911. The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911 services (“E911”). E911 is being rolled out in phases. E911 capabilities will enable CMRS systems to determine the location of persons making emergency calls. The FCC’s rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the carrier’s cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number (Phase I). The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a cell. FCC rules require CMRS carriers to be able to provide location information with a greater degree of accuracy in accordance with standards set by the FCC (Phase II) by October 1, 2001. These standards vary according to the location technology chosen by a carrier. Due to the delay in developing technologies that meet the FCC requirements, many carriers, such as ourselves, have filed waiver request with the FCC requesting an extension of the October 1, 2001 deadline. Centennial’s waivers are pending. The FCC recently amended its E911 requirements to provide that the costs associated with the various phases of E911 are not reimbursable. Thus, these E911 rules will require us to spend additional capital to implement the E911 requirements.

      CALEA. Under a 1994 federal law, the Communications Assistance to Law Enforcement Act (“CALEA”), all telecommunications carriers, including Centennial and other CMRS licensees, are required to implement certain equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. The FCC has established varying deadlines for different aspects of CALEA. In August 1999, the FCC added certain additional surveillance capability requirements, which carriers were required to meet by September 30, 2001. However, on August 15, 2000, a federal circuit court of appeals vacated and remanded certain of these requirements. The FCC has recently reexamined and reissued these requirements which are commonly referred to as the “punchlist” items. The FCC also extended the September 30, 2001 punchlist compliance deadline to June 30, 2002. Due to Centennial’s network upgrade schedule, Centennial did not meet certain of the compliance deadlines. However, Centennial currently has waivers on file with the FCC requesting an extension of the applicable compliance deadlines. Issues relating to when and how carriers may obtain reimbursement from the federal government for equipment upgrades associated with such requirements are still unresolved.

      Universal Service. Centennial’s U.S. and Puerto Rico wireless and wireline operations are required to contribute to the Federal Universal Service Fund and to any state implemented Universal Service Fund. In general, these funds are created to subsidize telecommunications services in rural and high cost areas of the United States. Centennial is currently receiving Federal Universal Service Non-rural High Cost Support for its operations in Puerto Rico pursuant to the interim hold harmless provisions of the FCC rules in this regard. Under the FCC current regulations and nationwide benchmark costing model, Puerto Rico was found to be below the national benchmark for receiving high cost support. As a consequence, the federal funds available to Puerto Rico will be reduced gradually over the next several years. Under the current scheme, support for Puerto Rico would be totally phased out by 2011. However, support is distributed by wire center and thus support for lower cost wire centers in Puerto Rico could be phased out prior to 2011. The Tenth Circuit has remanded the FCC’s order establishing federal high-cost universal service support for non-rural carriers to the FCC for further consideration and explanation of its decision. The FCC proceeding to review these issues is currently pending. Thus, Centennial’s future ability to receive universal service support is unclear.

      Rate Integration. Rate integration is the averaging of interstate long distance rates throughout a provider’s customer base. The FCC is currently examining the applicability of current rate integration requirements on CMRS offerings, particularly to wide area calling plans. Until this process is concluded it will be uncertain what obligations, if any, CMRS providers will have in this regard. However, implementation of rate integration requirements could have an effect on our current service offerings and rate plans and hinder our pricing flexibility, making it harder for us to compete in our markets.

      Number Pooling. The telecommunications industry has been faced with a shortage of available telephone numbers. As a consequence, the FCC and state regulators have become concerned with promoting the efficient use of the available numbers. The FCC has imposed what is referred to as “thousand block pooling”. Beginning on November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten-thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC. This more restrictive pooling requirement will force carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

      Number Portability. Number portability allows a CMRS carrier’s customer who moves to another carrier to take along, or “port”, his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. Until July 16, 2002, CMRS carriers were required to provide number portability by November 24, 2002. On July 16, 2002, the FCC voted to extend this deadline to November 24, 2003. The implementation of number portability will increase competition and require equipment and network upgrades. In contrast, number portability has been in place for broadband services for some time.

Puerto Rico

      Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996 (the “Puerto Rico Act”), is intended to open the Puerto Rico telecommunications market to competition. Among other things, it established the Puerto Rico Telecommunications Regulatory Board (“TRB”), which was given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers.

      Increased competition in Puerto Rico has put pressure on our operation to become more aggressive in its pricing plans and product offerings, which in turn has added to our interconnection requirements. We recently concluded the arbitration of our new interconnection agreement with PRTC. The new agreement recently took effect. The arbitrator agreed with our view that our local calling areas should determine whether a landline call between us and PRTC is rated as local or toll for purposes of intercarrier compensation. Because our local calling areas are larger, fewer calls will cross local calling area boundaries, thereby lowering our costs by reducing the amount of access charges we might owe to PRTC. In addition, the arbitrator affirmed our right to our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us. However, the arbitrator’s order also affirmed certain PRTC proposed traffic classifications that PRTC will argue relieve it of its obligation to compensate us for certain ISP-bound calls. We believe this aspect of the arbitrator’s ruling is inconsistent with applicable FCC rules and plan to appeal this aspect of the ruling. Once the TRB formally approves the arbitrator’s ruling, PRTC and Centennial will each have the right to seek reconsideration of that ruling and to appeal the ruling to federal court. There can be no assurance that we will prevail in any such appeal. Several long distance providers have requested that we provide equal access for our wireline customers. Equal access would allow customers to reach their long distance providers by dialing one plus the number. We implemented equal access in Puerto Rico during fiscal year 2002. The implementation of equal access could have an impact on our long distance business by increasing competition.

Dominican Republic

      The telecommunications regulatory framework in the Dominican Republic consists of General Telecommunications Law No. 153-98, enacted on May 27, 1998, resolutions promulgated pursuant to such law, the Dominican Republic’s reference document filed with the World Trade Organization (“WTO”), and concession agreements entered into by the Dominican government with individual service providers. None of the outstanding concession agreements contains an exclusive arrangement with any wireless carrier, and the Dominican government has announced a policy of encouraging growth through competition in the telecommunications industry.

      To substantially broaden the number of its citizens with access to a telephone and to allow for the establishment and growth of other modern telecommunications services, the Dominican government adopted a policy of liberalization of the telecommunications sector beginning in the late 1980’s. In 1994, the Dominican government enacted a series of interconnection resolutions that required all service providers in the Dominican Republic to interconnect with all other service providers pursuant to contracts between them, under guidelines articulated in the resolutions.

      The new telecommunications law establishes a basic framework to regulate the installation, maintenance and operation of telecommunications networks and the provision of telecommunications services and equipment in the country. The law ratifies the Universal Service principle, by guaranteeing the access of telecommunications services at affordable prices in low-income rural and urban areas, to be achieved through market conditions and through the development of the telecommunications sector. It creates a fund for the development of the telecommunications sector that will be supported by a levy on industry participants of 2% of all telecommunications services billings. Such levy will be passed on to customers.

      In addition, the law created a governing body to regulate telecommunications activities. This body is referred to as the Dominican Institute of Telecommunications (Instituto Dominicano de las Telecommunicaciones or “Indotel”). Indotel is headed by a five-member council, which includes a representative from the telecommunications industry. Law 153-98 grants Indotel control over all frequency bands and channels of radio transmission and communications within the country and over its jurisdictional water. We believe that this modern legislation, combined with technological advances and the sustained growth of private investment, will significantly contribute to the development of the telecommunications sector in the Dominican Republic.

      Our greatest challenge in the Dominican Republic is negotiating interconnection agreements with fair and non-discriminatory terms, as well as pushing for the implementation of several regulatory standards in the market, such as equal access and equipment co-location. To date, we have interconnection agreements with France Telecom, Tricom and Codetel. Recently, Indotel issued its interconnection regulation, which sets forth the terms by which all existing interconnection agreements are to be renegotiated. This decision favors the new entrants, such as Centennial, since it incorporates the obligation to unbundle network elements and co-location on the property of other carriers.

      To date, we have started discussions and negotiations with Codetel to incorporate the changes introduced by the regulation in its agreement. The parties are contemplating changing the access charge regime, to move from a compensation system based on the nature of traffic to one based on the point of termination and type of technology employed. This could result in considerable savings for our Dominican operations.

      Indotel has also issued a ruling which fixes the termination rate for traffic originating outside the Dominican Republic and terminated within the Dominican Republic. The termination rate is now fixed at $0.08 per minute. This rate is an increase over the current termination rate that was determined by the carriers pursuant to arms-length negotiations. In the same order, Indotel also increased the access charges applicable to these calls to $0.05 per minute. These increases could affect the volume of calls made to the Dominican Republic that in turn could affect our long distance revenue. As a result of the objections made by the industry, Indotel is reviewing this order.

      The Dominican government has recently made changes to the tax regime governing telecommunications carriers. Beginning January 1, 2003, telecommunication providers will have to adopt the Income Tax system established by the Dominican Republic’s Tax Code. Since 1995, all telecommunications companies have been operating under the Canon Tax, which imposes a 10% tax on the difference between Centennial’s revenues and its interconnection costs. The Income Tax regime will relieve us of the obligation to pay this tax. The Income Tax regime is 25% on taxable profits with a minimum tax of 1.5% on revenue.

      Centennial operates in the Dominican Republic pursuant to a concession previously belonging to International Telephone & Telegraph (“ITT”) and dating back over 100 years. After several modifications, the Concession’s latest version dates to 1996, when a new twenty-year term was awarded to All America Cables & Radio, Inc. Dominican Republic (“AACR”). The concession contract also provides that AACR could construct, operate and exploit all types of telecommunications services in the Dominican Republic.

U.S. Virgin Islands

      Our FCC license for Puerto Rico covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the U.S., so our operations there are subject to the Communications Act of 1934 (including the Telecommunications Act of 1996), and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state.

Cable Television Regulation

      Centennial’s cable television operation in Puerto Rico is subject to both Federal and local regulation. Federally, Centennial is subject to the FCC cable regulations contained in the Communications Act of 1934, as amended. Those regulations cover our obligations with regard to signal carriage requirements, leased access to channels, political advertising, signal leakage and a number of other matters that affect our operations including access to poles, conduits and rights of way controlled by utilities. Locally, we are regulated by the TRB. The TRB has franchising authority. In order to provide cable services, an operator must obtain a franchise that gives the operator access to the right of ways. Centennial holds six franchises in Puerto Rico covering the southern and western parts of the island.

      A franchise is an agreement whereby the franchising authority (the TRB) allows the cable provider (Centennial) access to the right of ways for the installation of its cable network. In exchange, we agree to certain conditions which vary from franchise to franchise given that franchise agreements are subject to negotiation.

      Franchises are effective for a defined term, which vary among franchises. Our six franchises expire between 2007 and 2012. Upon expiration, franchises may be renewed. Franchise renewals are subject to negotiation between the franchising authority and the provider. Whether a renewal is granted depends on various factors including, among other things, our financial standing, the quality of the service provided and whether we complied with our obligations under the franchise agreement. The TRB may also seek to impose additional terms and conditions, such as build out and upgrade requirements.

      The local franchising authority may also have the right to regulate rates when a provider is not subject to effective competition. A provider is assumed not to be subject to effective competition unless there has been a finding by the FCC to the contrary. Centennial’s markets have been found by the FCC to be subject to effective competition. As such, our rates are not subject to rate regulation.

Employees

      We had approximately 3,324 employees as of May 31, 2002 (including Jamaica). Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

Item 2.	Properties

      Our corporate headquarters is located at 3349 Route 138, Wall Township, New Jersey 07719, where we lease approximately 31,000 square feet of office space. In addition, our U.S. Wireless headquarters is based in Ft. Wayne, Indiana where we lease approximately 15,188 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease an office building with approximately 95,000 square feet of office space. In the Dominican Republic we lease approximately 10,600 square feet of office space. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against us in the United States District Court for the District of Puerto Rico. The complaint alleges that we breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30 million. The complaint seeks specific performance of the letter of intent or not less than $15 million in damages. While it is not possible to determine the ultimate disposition of this matter, we believe that the outcome will not have a material adverse effect on our financial condition or results of operations. To our knowledge, there are no other material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is subject that is likely to have a material adverse effect on our business or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the fiscal quarter ended May 31, 2002.

Directors and Executive Officers of Centennial

      The names, ages and positions of our executive officers and directors are listed below along with their business experience during at least the past five years.

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

      Michael J. Small, 44, has been Chief Executive Officer and a director of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360° Communications Company (now a subsidiary of ALLTEL Corporation) from 1995 to 1998. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

      Paget L. Alves, 48, has been President and Chief Operating Officer of Centennial since March 2002. Prior to joining Centennial, Mr. Alves was President and Chief Executive Officer of PointOne Telecommunications, Inc. a provider of voice over internet protocol services to telecommunications carriers, from June 2000 to December 2001. Prior to that, Mr. Alves spent four years at Sprint Communications Corporation where he rose to President, Sales and Support — Business Services Group.

      Phillip H. Mayberry, 49, has been President — U.S. Wireless Operations of Centennial since January 1999 and was Senior Vice President — Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

      Peter W. Chehayl, 54, has been Senior Vice President, Treasurer and Chief Financial Officer of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Chehayl was the Vice President and Treasurer of 360° Communications Company (now a subsidiary of ALLTEL Corporation) from 1996 to 1998. From 1991 to 1996, he served as Vice President — Capital Markets at Sprint Corporation. Mr. Chehayl intends to resign from Centennial effective August 31, 2002 and is being succeeded by Thomas J. Fitzpatrick.

      Thomas J. Fitzpatrick, 44, was named our Executive Vice President and Chief Financial Officer, effective August 31, 2002. Prior to joining Centennial, from October 2001 to August 2002, Mr. Fitzpatrick was Senior Vice President and Chief Financial Officer of ICG Commerce, a privately held Internet procurement services provider. From September 2000 until May 2001, he was Chief Financial Officer of Digital Access Inc., a broadband services provider. From November 1999 to September 2000, Mr. Fitzpatrick was Chief Financial Officer of Inacom Corporation, a publicly-traded computer hardware distributor and information technology service provider. From August 1996 to September 1999, Mr. Fitzpatrick was Chief Operating Officer and Chief Financial Officer at DecisionOne Corporation, a large computer services firm. Prior to August 1996, Mr. Fitzpatrick worked for Bell Atlantic Corporation (now part of Verizon).

      Thomas E. Bucks, 46, has been Senior Vice President, Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager — Financial Analysis and Planning.

      Thomas R. Cogar, Jr., 45, has been Executive Vice President — Engineering, Chief Technology Officer — Caribbean Operations since April 2002. Prior to that, he served as Senior Vice President, Chief Technology Officer — U.S. Wireless Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc., a cellular telephone company, in various technical capacities.

      Richard W. Gasink, 53, has been Executive Vice President, Office of the President for Caribbean Operations since August 2002. Prior to that, he served as Senior Vice President, Chief Financial Officer — Caribbean Operations of Centennial from December 1999 to August 2002. Since January 2002, Mr. Gasink has also served as interim General Manager of our cable television operations in Puerto Rico. Before joining Centennial, he was associated with Motorola since 1982, most recently as Senior Group Controller, Network Management Group. Prior to joining Motorola, Mr. Gasink was with International Components Corp. and what is now Accenture.

      Thomas E. McInerney, 60, has been a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh, Carson, Anderson & Stowe in 1986 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. He is a director of The BISYS Group, Inc., Attachmate Corp., Global Knowledge Network, BTI Telecom Corp., Savvis Communications Corporation, SpectraSite Holdings Inc. and several private companies.

      Carmen Ana Culpeper, 57, has been a director of Centennial since July 2000. Since 1999, Ms. Culpeper has served as President of C. Culpeper & Associates, a financial advisory and management consulting firm. She was President of the Puerto Rico Chamber of Commerce from June 1999 to June 2000 and continues to serve on its Council of Past Presidents. She was President of the Puerto Rico Telephone Company from April 1997 to March 1999 and from October 1996 to March 1997 she was President of Finapri, Inc., an insurance finance company. From October 1995 to March 1997, Ms. Culpeper was an independent broker at Clark Melvin Securities and prior to that held various positions in corporate finance at, among others, Donaldson, Lufkin & Jenrette and Citibank. Ms. Culpeper is a director of Santander Bancorp, the third largest bank in Puerto Rico.

      Anthony J. de Nicola, 38, has been a director of Centennial since January 1999. He joined Welsh, Carson, Anderson & Stowe in 1994 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of BTI Telecom Corp., NTELOS Inc., Valor Telecommunications, LLC, Alliance Data Systems Corporation and several private companies.

      Mark T. Gallogly, 45, has been a director of Centennial since January 1999. He is a member of the limited liability company which acts as the general partner of Blackstone CCC Capital Partners L.P. and its affiliates. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a director of several private companies.

      James R. Matthews, 35, has been a director of Centennial since July 2001. He joined Welsh, Carson, Anderson & Stowe in 2000 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he was a General Partner at J. H. Whitney & Co., a private equity firm where he worked for six years. He is a director of SpectraSite Holdings Inc., Headstrong, Inc. and several private companies.

      David M. Tolley, 35, has been a director of Centennial since July 2001. He is a Principal of The Blackstone Group L.P. and has been with Blackstone since May 2000. From 1995 to 2000, he was with Morgan Stanley, most recently as Vice President, where he worked with a variety of clients in the telecommunications industry.

      J. Stephen Vanderwoude, 58, has been a director of Centennial since October 1999. He has been Chairman and Chief Executive Officer of Madison River Communications LLC, an integrated communications provider, since 1996. Previously, he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc. and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He formerly was President and Chief Operating Officer and a director of Centel Corporation and President of the local telecommunications division of Sprint Corporation.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

      Our common stock has been traded on The Nasdaq Stock Market (“Nasdaq”) under the symbol CYCL since December 3, 1991. The following table lists the high and low closing prices of the common stock reported on Nasdaq for the fiscal quarters indicated.

2001	High	Low

First Quarter	18.25	13.63
Second Quarter	22.00	15.38
Third Quarter	20.50	15.75
Fourth Quarter	19.06	8.06

2002	High	Low

First Quarter	16.36	11.01
Second Quarter	11.70	7.20
Third Quarter	10.71	4.03
Fourth Quarter	5.37	2.75

2003	High	Low

First Quarter (through August 2, 2002)	3.68	1.80

      As of August 2, 2002, there were approximately 118 record holders of our common stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

      On July 29, 2002, we received a letter from Nasdaq advising us that for thirty consecutive trading days our common stock had traded below the minimum $3.00 per share bid price requirement for continued listing on the Nasdaq National Market under Nasdaq Marketplace rule 4450(b)(4). We have until October 28, 2002 to regain compliance with the $3.00 bid price requirement which can be accomplished if the bid price of our common stock closes at $3.00 per share or more for 10 consecutive trading days. If we fail to meet this requirement by October 28, 2002, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. At such time, we may appeal Nasdaq’s determination to a Listing Qualifications Panel, apply to transfer our common stock to the Nasdaq SmallCap Market which has a $1.00 bid price requirement or take other action to cure the $3.00 per share minimum bid price requirement.

Dividend Policy

      We have not paid any cash dividends on our common stock and currently intend for the foreseeable future to retain all cash inflows generated for use in our business. We are effectively prohibited from paying cash dividends on our common stock by the provisions of our credit facility.

Item 6.  Selected Consolidated Financial Data

      The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 2002 was derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Year Ended May 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data
Revenue	$715,853	$643,892	$543,725	$412,839	$272,585
Loss on impairment of assets	33,985	—	—	—	—
Loss (gain) on disposition of assets	525	(369,181)	72	(8,031)	(5)
Recapitalization costs	—	—	—	52,831	—
Operating income (loss)	59,139	509,645	155,163	24,002	(14,981)
(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(77,521)	186,636	16,677	(45,088)	(31,947)
Extraordinary loss on early extinguishment of debt	—	—	—	(35,079)	—
Cumulative effect of change in accounting principle	—	(3,719)	—	—	—
Net (loss) income	$(77,521)	$182,917	$16,677	$(80,167)	$(31,947)

Dividend requirements on preferred stock	$—	$—	$—	$9,906	$16,451

(Loss) income applicable to common shares	$(77,521)	$182,917	$16,677	$(90,073)	$(48,398)

Diluted (loss) income per share:
(Loss) income before extraordinary item and cumulative effect of change in accounting principle	$(0.81)	$1.93	$0.17	$(0.44)	$(0.32)

Extraordinary loss on early extinguishment of debt	$—	$—	$—	$(0.28)	$—

Cumulative effect of change in accounting principle	$—	$(0.04)	$—	$—	$—

Net (loss) income per common share	$(0.81)	$1.89	$0.17	$(0.72)	$(0.32)

Balance Sheet Data
Total assets	$1,607,509	$1,594,275	$1,172,733	$986,281	$847,417
Long-term debt	1,742,722	1,662,289	1,566,048	1,459,295	510,000
Redeemable preferred stock	—	—	—	—	193,539
Common stockholders’ equity (deficit)	(470,935)	(389,930)	(576,330)	(602,978)	40,409

      See Note 1 of the fiscal 2002 consolidated financial statements regarding a change in our presentation of incollect cost during the year ended May 31, 2001 and a fiscal 2001 change in accounting principle for the adoption of SAB No. 101. See Note 3 of the fiscal 2002 consolidated financial statements regarding recent acquisitions and the effect of such acquisitions on the comparability of the historical financial statements of the Company.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. As of May 31, 2002, our Caribbean operations owned licenses that serve a population of approximately 15.5 million (with approximately 12.4 million Net Pops) in Puerto Rico, the Dominican Republic, Jamaica, and the U.S. Virgin Islands. We provide wireless (“Caribbean Wireless”) and several broadband services including switched voice, dedicated (private line), video and other services (“Caribbean Broadband”) over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of May 31, 2002: Indiana/ Michigan/ Ohio and Texas/ Louisiana/ Mississippi (“U.S. Wireless”). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 18.5 million Net Pops as of May 31, 2002.

      See the “Subsequent Events” section below for a discussion of the sale of our Jamaican wireless operation and agreement to sell our Jamaican Internet service provider operation.

Critical Accounting Policies

      The following discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

      Wireless Revenue — We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenues from activation fees are recognized over the expected customer service period, ranging from 26 to 48 months. Revenues from prepaid calling cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from sales of handsets and accessories are recognized in the period these products are sold to the customer.

      Broadband Revenue — We recognize revenues from cable television installation fees to the extent of direct selling costs in the period the installation is provided to the customer. Revenues from prepaid long distance cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from equipment sales are recognized in the period these products are sold to the customer.

     Valuation of Long-Lived Assets

      Long-lived assets such as property, plant and equipment, license costs, goodwill and franchise license costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses which generated long-lived assets with the carrying value of the long-lived assets.

      During the fourth quarter of the year ended May 31, 2002, we recorded a pre-tax loss on impairment of assets of $34.0 million related to a write-down of our Jamaica operations and certain non-Caribbean undersea fiber optic cables. These write-downs were taken due to a decrease in the estimated future cash flows of these assets. Fair value was determined based on current market values of similar assets. The loss on impairment of assets included $24.4 million and $9.6 million related to assets included in the Caribbean Wireless and Caribbean Broadband segments, respectively.

     Derivative Financial Instruments

      We use financial derivatives as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. Our portfolio of derivative financial instruments primarily consists of interest rate swap and collar agreements. We use interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to higher interest rates. We use interest rate collar agreements to lock in a maximum interest rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

      On June 1, 2001, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, our interest rate swaps and collar qualify for cash flow hedge accounting. We recorded a transition adjustment of $4.5 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, we recorded a liability of $7.6 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values on June 1, 2001.

      During the year ended May 31, 2002, we recorded an additional $3.0 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also increased our liabilities by an additional $5.3 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at May 31, 2002.

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001

Results of Operations

      We had 906,800 wireless subscribers at May 31, 2002, as compared to 763,100 at May 31, 2001, an increase of 19%. The net loss for the year ended May 31, 2002 was $77.5 million, as compared to net income of $182.9 million for the year ended May 31, 2001. Included in the net loss for the year ended May 31, 2002 was a pre-tax, non-cash loss on impairment of assets of $34.0 million related to a write-down of our Jamaica operations and certain non-Caribbean undersea fiber optic cables. Included in net income for the year ended May 31, 2001 were pre-tax gains of $369.3 million ($217.9 million after-tax) recognized on the sale of our Southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, and the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Net income for the year ended May 31, 2001 was also affected by an after-tax, non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”). Basic and diluted loss per share for the year ended May 31, 2002 was $0.81 as compared to basic and diluted earnings per share of $1.93 and $1.89, respectively, for the year ended May 31, 2001. Excluding the effect of the sales and redemption noted above as well as the adoption of SAB No. 101, basic and diluted loss per common share would have been $0.33 for the year ended May 31, 2001.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended

	May 31, 2002	May 31, 2001	% Change

	(In thousands, except per share amounts)
Operating income	$59,139	$509,645	(88)%
Net (loss) income	(77,521)	182,917	(142)
Net (loss) income per share:
Basic	(0.81)	1.93	(142)
Diluted	(0.81)	1.89	(143)
Adjusted EBITDA(1)	252,596	255,108	(1)

(1)	Earnings before loss on impairment of assets, (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense — net, income taxes and depreciation and amortization (“Adjusted EBITDA”) is presented because it is a financial indicator used in the telecommunications industry. Our calculation of Adjusted EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to generally accepted accounting principles (GAAP) measurements such as operating income, net income or cash flows from operations.

     Caribbean Wireless Operations

	Fiscal Year Ended

	May 31, 2002	May 31, 2001	% Change

	(In thousands)
Revenue:
Service revenue	$223,367	$184,572	21%
Equipment sales	11,228	12,121	(7)

	234,595	196,693	19

Costs and expenses:
Cost of equipment sold	24,713	14,071	76
Cost of services	36,469	23,186	57
Sales and marketing	43,189	37,116	16
General and administrative	51,732	43,276	20

	156,103	117,649	33

Adjusted EBITDA	78,492	79,044	(1)
Loss on impairment of assets	24,349	—	N/A
Loss on disposition of assets	56	31	81
Depreciation and amortization	58,882	43,985	34

Operating income	$(4,795)	$35,028	(114)%

     Revenue

      In May 2001, we changed our presentation of incollect cost (the cost associated with our subscribers roaming in other markets, which was previously netted against the related revenue). The change was a reclassification from revenue to cost of services. The amount reclassified for Caribbean Wireless for the year ended May 31, 2001 was $2.1 million.

      Caribbean Wireless service revenue increased $38.8 million, or 21%, to $223.4 million. This increase was primarily due to the addition of 103,500 new customers during the year ended May 31, 2002.

      The decrease in equipment sales of wireless telephones and accessories to subscribers was primarily related to an increase in our handset subsidy due to competitive pressures, partially offset by equipment sales associated with the launch of operations in the Kingston, Jamaica metropolitan area in November 2001.

      Our Caribbean Wireless operations had approximately 366,500 subscribers at May 31, 2002, an increase of 39% from the 263,000 subscribers at May 31, 2001. Increases from new activations of 251,100 were offset by subscriber cancellations of 147,600. The monthly prepaid and postpaid churn rate was 3.8% for the year ended May 31, 2002 as compared to 3.7% for the same period a year ago. The cancellations experienced by our Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

      Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $61 for the year ended May 31, 2002, as compared to $76 for the year ended May 31, 2001. The decrease in revenue per subscriber was primarily due to new prepaid subscribers in the Dominican Republic and Jamaica. The average customer used 544 minutes of airtime per month during the year ended May 31, 2002 versus 486 minutes of use per month during fiscal 2001.

     Costs and expenses

      Cost of equipment sold increased during the year ended May 31, 2002, due to the sale of phones under certain low-end postpaid rate plans and an increase in prepaid activations in the Dominican Republic and Jamaica.

      Cost of services increased during the year ended May 31, 2002, primarily due to the variable costs associated with a larger subscription base and increased wireless coverage areas resulting from the continued expansion of our wireless network in the Caribbean. In addition, cost of services decreased during the year ended May 31, 2001 by an adjustment to estimated property tax expense in Puerto Rico.

      Sales and marketing expenses rose during the year ended May 31, 2002, primarily due to the increase in gross subscriber additions as well as marketing expenses related to the Dominican Republic and Jamaica.

      General and administrative expenses increased during the year ended May 31, 2002, primarily due to increased costs to support the expanding subscriber base and the initiation of service in the Dominican Republic in September 2000 and Jamaica in November 2001.

      Adjusted EBITDA for the Caribbean Wireless operations for the year ended May 31, 2002 was $78.5 million, a decrease of $0.6 million, or 1%, from the same period a year ago. The decrease was primarily due to start up losses in Jamaica and, to a lesser extent, the U.S. Virgin Islands, partially offset by improved margins in the Dominican Republic and Puerto Rico.

      The loss on impairment of assets of $24.4 million for the year ended May 31, 2002 was related to a non-cash write-down of our Jamaica wireless operations.

      Depreciation and amortization for the year ended May 31, 2002 was $58.9 million, an increase of $14.9 million, or 34%, over the prior year. Depreciation increased due to capital expenditures made during fiscal 2002 and 2001 in connection with the development and network expansion of our Caribbean wireless telephone systems and the commencement of wireless operations in Jamaica in November 2001.

      Operating loss for the year ended May 31, 2002 was $4.8 million, a decrease of $39.8 million from operating income of $35.0 million for the year ended May 31, 2001.

     Caribbean Broadband Operations

	Fiscal Year Ended

	May 31, 2002	May 31, 2001	% Change

	(In thousands)
Revenue:
Switched revenue	$25,820	$18,188	42%
Dedicated revenue	31,346	20,126	56
Video revenue	47,841	22,538	112
Other revenue	32,830	28,216	16

	137,837	89,068	55

Costs and expenses:
Cost of equipment sold	839	960	(13)
Cost of services	64,511	37,153	74
Sales and marketing	14,199	8,539	66
General and administrative	33,089	18,659	77

	112,638	65,311	72

Adjusted EBITDA	25,199	23,757	6
Loss on impairment of assets	9,636	—	N/A
Loss on disposition of assets	480	13	N/M
Depreciation and amortization	54,298	27,216	100

Operating income (loss)	$(39,215)	$(3,472)	1,029%

     Revenue

      Caribbean Broadband revenue increased $48.8 million, or 55%, to $137.8 million for the year ended May 31, 2002.

      Switched revenue increased $7.6 million, or 42%, to $25.8 million. The increase was primarily due to a 47% increase in switched access lines to 33,063 and a corresponding growth in minutes of use.

      Dedicated revenue increased $11.2 million, or 56%, to $31.3 million. The increase in revenue was primarily the result of a 42% rise in dedicated access line equivalents to 157,185.

      Video services generated revenues of $47.8 million for the fiscal year ended May 31, 2002, reflecting our first full year of revenue from the two cable acquisitions completed during fiscal 2001.

      Other revenue increased $4.6 million, or 16%, to $32.8 million for the year ended May 31, 2002.

     Costs and expenses

      Cost of services increased during the year ended May 31, 2002, primarily due to higher costs to support the expanding Broadband business and expenses related to the video services businesses.

      Sales and marketing expenses rose during the year primarily due to increased advertising as well as expenses related to the video services businesses.

      General and administrative expenses increased during the year ended May 31, 2002, primarily due to additional expenses associated with the video services acquisitions and increased costs to support the growing customer base.

      Adjusted EBITDA for the Caribbean Broadband operations for the year ended May 31, 2002 was $25.2 million, an increase of $1.4 million, or 6%, over the year ended May 31, 2001.

      The loss on impairment of assets of $9.6 million for the year ended May 31, 2002 was related to a non-cash write-down of our Jamaica Internet service provider operations and certain non-Caribbean undersea fiber optic cables.

      Depreciation and amortization for the year ended May 31, 2002 was $54.3 million, an increase of $27.1 million, or 100%, over the year ended May 31, 2001. This increase was primarily due to depreciation and amortization related to the video services acquisitions as well as additional depreciation associated with the expansion of our network.

      Operating loss for the year ended May 31, 2002 was $39.2 million, an increase of $35.7 million as compared to the operating loss of $3.5 million for the year ended May 31, 2001.

     U.S. Wireless Operations

	Fiscal Year Ended

	May 31, 2002	May 31, 2001	% Change

	(In thousands)
Revenue:
Service revenue	$246,779	$240,856	2%
Roaming revenue	92,584	109,487	(15)
Equipment sales	11,688	14,551	(20)

	351,051	364,894	(4)

Costs and expenses:
Cost of equipment sold	32,144	33,882	(5)
Cost of services	69,529	76,987	(10)
Sales and marketing	46,993	48,709	(4)
General and administrative	53,480	53,009	1

	202,146	212,587	(5)

Adjusted EBITDA	148,905	152,307	(2)
Gain on disposition of assets	(11)	(369,225)	(100)
Depreciation and amortization	45,767	43,443	5

Operating income	$103,149	$478,089	(78)%

     Revenue

      In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amount reclassified for U.S. Wireless for the year ended May 31, 2001 was $39.3 million.

      Excluding the Southwest properties, which were sold during the second quarter of fiscal 2001, U.S. Wireless service revenue increased $15.0 million, or 6%, to $246.8 million as compared to the year ended May 31, 2001. This increase was primarily due to growth in revenue from new subscribers of $28.9 million for the year ended May 31, 2002, partially offset by a decrease in service revenue per subscriber of $13.9 million for the same period.

      Excluding the Southwest cluster, revenue from U.S. Wireless roaming usage decreased to $92.6 million, or 13%, from roaming revenues of $106.2 million for the year ended May 31, 2001. The decrease was primarily due to a reduction in roaming rates per minute of $37.8 million, partially offset by an increase in roaming usage of $24.2 million for the same period. The Southwest cluster accounted for $9.0 million of service revenue and $3.3 million of roaming revenue for the year ended May 31, 2001.

      We anticipate that roaming revenue will be significantly lower in fiscal 2003 than in fiscal 2002 primarily due to declines in contractual roaming rates.

      Our U.S. Wireless operations had approximately 540,300 and 500,100 subscribers at May 31, 2002 and 2001, respectively. Increases from new activations of 179,000 were offset by subscriber cancellations of 138,800. The monthly prepaid and postpaid churn rate was 2.2% for the year ended May 31, 2002 as compared to 2.7% for the same period a year ago. The cancellations experienced by the U.S. Wireless operations were primarily the result of competitive factors and non-payment.

      U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $56 for the year ended May 31, 2002, as compared to $64 for the year ended May 31, 2001. The decrease in revenue per subscriber was primarily due to the decline in roaming revenue. Average minutes of use per subscriber were 191 per month for the year ended May 31, 2002 as compared to 144 for the prior year.

     Costs and expenses

      Cost of equipment sold decreased slightly during the year ended May 31, 2002, primarily due to a decrease in units sold.

      Cost of services decreased during the year ended May 31, 2002, primarily due to a decrease in incollect cost. Cost to acquire per activation was $314 for the year ended May 31, 2002, as compared to $304 for the same period last year. The increase in cost to acquire was primarily the result of fixed distribution costs being spread over fewer subscriber additions, partially offset by a reduction in sales and marketing costs.

      Sales and marketing expenses decreased by 4% during the year ended May 31, 2002, primarily due to lower commissions and compensation costs.

      General and administrative expenses remained relatively flat during the year ended May 31, 2002, primarily due to cost reduction efforts.

      Adjusted EBITDA for the U.S. Wireless operations for the year ended May 31, 2002 was $148.9 million, a decrease of $3.4 million from the year ended May 31, 2001.

      The gain on disposition of assets for the year ended May 31, 2001 represented the pre-tax gains recognized on the sale of the southwest properties, the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership and the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

      Depreciation and amortization for the year ended May 31, 2002 was $45.8 million, an increase of $2.3 million, or 5%, over the same period a year ago. The increase was primarily the result of depreciation related to capital expenditures made during fiscal 2002 and 2001 in connection with the continued expansion of our U.S. Wireless operations.

      Operating income for the year ended May 31, 2002 was $103.1 million, a decrease of $374.9 million from operating income of $478.1 million for the year ended May 31, 2001.

     Consolidated

          Other non-operating income and expenses

      Net interest expense was $150.3 million for the year ended May 31, 2002, a decrease of $6.2 million, or 4%, from the year ended May 31, 2001. Gross interest expense for the year ended May 31, 2002 was $151.4 million, as compared to $161.4 million for the year ended May 31, 2001.

      The increase in total debt of $116.3 million was primarily the result of additional borrowings for capital expenditures related to the expansion of the Caribbean Wireless and Caribbean Broadband operations and working capital needs for our Jamaica and Dominican Republic operations. The weighted-average debt outstanding during the year ended May 31, 2002 was $1,797.9 million, an increase of $196.3 million as compared to the weighted-average debt level of $1,601.6 million during the year ended May 31, 2001. Our weighted-average interest rate was 8.4% for the year ended May 31, 2002, as compared to 10.1% for the year ended May 31, 2001.

      After minority interest in loss of subsidiaries for the year ended May 31, 2002, the pre-tax loss was $89.0 million, as compared to pre-tax income of $372.3 million for the year ended May 31, 2001. The income tax benefit was $11.5 million for the year ended May 31, 2002, as compared to income tax expense of $185.7 million for the year ended May 31, 2001. The decrease in income tax expense for the year ended May 31, 2002 was primarily the result of tax expense in fiscal 2001 related to the gains recognized on the disposition of assets.

      The cumulative effect of change in accounting principle for the year ended May 31, 2001 was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB No. 101.

      These factors resulted in a net loss of $77.5 million for the year ended May 31, 2002, which represents a decrease of $260.4 million from net income of $182.9 million for the year ended May 31, 2001.

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

Results of Operations

      We had 763,100 wireless subscribers at May 31, 2001, as compared to 626,800 at May 31, 2000, an increase of 22%. Net income for the year ended May 31, 2001 was $182.9 million, as compared to $16.7 million for the year ended May 31, 2000. Included in net income for the year ended May 31, 2001 were pre-tax gains of $369.3 million ($217.9 million after-tax) recognized on the sale of our Southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, and the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area. Net income was also affected by an after-tax non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of SAB No. 101. Basic and diluted earnings per common share for the year ended May 31, 2001 were $1.93 and $1.89, respectively, as compared to $0.18 and $0.17, respectively, for the year ended May 31, 2000. Excluding the effect of the sales and redemption noted above as well as the adoption of SAB No. 101, basic and diluted loss per common share would have been $0.33 for the year ended May 31, 2001.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended

	May 31, 2001	May 31, 2000	% Change

	(In thousands, except per share amounts)
Operating income	$509,645	$155,163	228%
Net income	182,917	16,677	997
Net income per share:
Basic	1.93	0.18	972
Diluted	1.89	0.17	1,012
Adjusted EBITDA	$255,108	$237,859	7%

     Caribbean Wireless Operations

	Fiscal Year Ended

	May 31, 2001	May 31, 2000	% Change

	(In thousands)
Revenue:
Service revenue	$184,572	$155,718	19%
Equipment sales	12,121	6,817	78

	196,693	162,535	21

Costs and expenses:
Cost of equipment sold	14,071	4,478	214
Cost of services	23,186	21,803	6
Sales and marketing	37,116	25,679	45
General and administrative	43,276	34,020	27

	117,649	85,980	37

Adjusted EBITDA	79,044	76,555	3
Loss on disposition of assets	31	45	(31)
Depreciation and amortization	43,985	40,956	7

Operating income	$35,028	$35,554	(1)%

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

      Our Caribbean Wireless operations had approximately 263,000 subscribers at May 31, 2001, an increase of 45% from the 181,500 subscribers at May 31, 2000. Increases from new activations of 188,300 were offset by subscriber cancellations of 106,800. The monthly prepaid and postpaid churn rate decreased to 3.7% for the year ended May 31, 2001 from 4.5% for the same period the prior year. The cancellations experienced by the Caribbean Wireless operations were primarily the result of competitive factors and non-payment.

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

     Caribbean Broadband Operations

	Fiscal Year Ended

	May 31, 2001	May 31, 2000	% Change

	(In thousands)
Revenue:
Switched revenue	$18,188	$11,085	64%
Dedicated revenue	20,126	16,575	21
Video revenue	22,538	—	N/A
Other revenue	28,216	16,218	74

	89,068	43,878	103

Costs and expenses:
Cost of equipment sold	960	269	257
Cost of services	37,153	13,120	183
Sales and marketing	8,539	4,852	76
General and administrative	18,659	15,997	17

	65,311	34,238	91

Adjusted EBITDA	23,757	9,640	146
Loss on disposition of assets	13	—	N/A
Depreciation and amortization	27,216	6,112	345

Operating income (loss)	$(3,472)	$3,528	N/A	%

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

      Other revenue increased $12.0 million, or 74%, to $28.2 million. This increase was the result of the international long distance revenue generated by the acquisition of All America Cables and Radio, Inc. (“AACR”) in April 2000, offset by a reduction of termination revenue. The decrease in termination revenue reflects the rate of approximately $0.05 per call with the Puerto Rico Telephone Company (“PRTC”) for Internet service provider (“ISP”) traffic that terminates on our network.

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

      Adjusted EBITDA for the Caribbean Broadband operations for the year ended May 31, 2001 was $23.8 million, an increase of $14.1 million, or 146%, over the year ended May 31, 2000.

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

     U.S. Wireless Operations

	Fiscal Year Ended

	May 31, 2001	May 31, 2000	% Change

	(In thousands)
Revenue:
Service revenue	$240,856	$217,459	11%
Roaming revenue	109,487	113,291	(3)
Equipment sales	14,551	14,196	3

	364,894	344,946	6

Costs and expenses:
Cost of equipment sold	33,882	28,791	18
Cost of services	76,987	73,969	4
Sales and marketing	48,709	46,269	5
General and administrative	53,009	44,253	20

	212,587	193,282	10

Adjusted EBITDA	152,307	151,664	—
(Gain) loss on disposition of assets	(369,225)	27	N/A
Depreciation and amortization	43,443	35,556	22

Operating income	$478,089	$116,081	312%

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

      Adjusted EBITDA for the U.S. Wireless operations for the year ended May 31, 2001 was $152.3 million, an increase of $0.6 million over the year ended May 31, 2000.

      The gain on disposition of assets for the year ended May 31, 2001 was primarily due to the pre-tax gain we recognized on the sale of the southwest properties and the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership, and the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco Bay area.

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

Liquidity and Capital Resources

      On September 5, 2001, we amended our existing senior term loan and revolving credit facilities to add an additional $50.0 million to the Tranche-C term loan. The amended credit facilities are referred to as the New Credit Facility. The New Credit Facility consists of four term loans with an aggregate original principal amount of $1,050.0 million, which has been reduced to $1,009.1 million as of May 31, 2002 due to mandatory debt amortization payments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325.0 million, of which $308.7 million is outstanding as of May 31, 2002, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725.0 million, of which $700.4 million is outstanding as of May 31, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250.0 million, of which $200.0 million is outstanding as of May 31, 2002. The revolving credit facility is available to both of the borrowers. Under the provisions of our credit facility, we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the New Credit Facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

      For the year ended May 31, 2002, earnings were less than fixed charges by $93.3 million. Fixed charges consist of interest expense, including amortization of debt issuance costs and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $158.9 million relating to depreciation and amortization.

      As of May 31, 2002, we had $741.3 million of property, plant and equipment (net) placed in service. During the year ended May 31, 2002, we made capital expenditures of $214.7 million, to continue the construction of our new network in Jamaica, to expand the coverage areas and update our cell sites, as well as our call switching equipment of existing Caribbean and U.S. Wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $183.9 million for the year ended May 31, 2002, representing 86% of total capital expenditures. The Caribbean operations’ capital expenditures included $110.4 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems and $73.5 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal year 2003, we anticipate capital expenditures of up to $150.0 million.

      In March 2001, Centennial Digital Jamaica signed an agreement with Lucent Technologies (“Lucent”), whereby Lucent agreed to provide Centennial Digital Jamaica with a $75.0 million credit facility (“Lucent Credit Facility”) to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit Facility bear interest at LIBOR plus 6.50%. The Lucent Credit Facility matures in March 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of May 31, 2002, $31.8 million was available under the Lucent Credit Facility. In connection with the Lucent Credit Facility, we agreed to make a total of approximately $9.7 million of capital contributions to Centennial Digital Jamaica over several years (based on our 51% ownership interest as of May 31, 2002), of which $7.7 million was made as of May 31, 2002. Substantially all of Centennial Digital Jamaica’s assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica was designated an unrestricted subsidiary for purposes of our outstanding $370.0 million high yield notes and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company (excluding Centennial Digital Jamaica). See the “Subsequent Events” section below for a discussion of the sale of Centennial Digital Jamaica in August 2002.

      In January 2002, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the “Cable TV Credit Facility”) to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable’s obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of May 31, 2002, $9.2 million was outstanding under the Cable TV Credit Facility.

      We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and placement of debt or equity securities.

      To meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is essential that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the expansion of wireless and broadband systems in our markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur. In addition, our participation in the Caribbean telecommunications business has been, and is expected to remain, capital intensive. Further, due to the start-up nature of our Dominican Republic operations, we anticipate that additional cash investments will be required to fund our operations over the next several years.

      The following tables set forth, for the periods indicated, our net cash provided by (used in) operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

	Year Ended May 31,

	2002		2001

		% of net cash		% of net cash
	Amount	provided	Amount	provided

	(In thousands)
Net cash provided by (used in) operating activities	$115,220	46%	$(22,844)	(18)%
Interest paid	134,167	54	148,239	118

Net cash provided	$249,387	100%	$125,395	100%

Principal uses of cash:
Interest paid	$134,167	54%	$148,239	118%
Property, plant & equipment	214,679	86	224,978	180

Total	$348,846	140%	$373,217	298%

Cash required from other financing and investing activities	$(99,459)	(40)%	$(247,822)	(198)%

      Net cash provided by operating activities for the year ended May 31, 2002 was not sufficient to fund our expenditures for property, plant and equipment of $214.7 million.

      The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

	Year Ended May 31,

	2002	2001

	(In thousands)
Proceeds from disposition of assets, net of cash expenses	$217	$489,727
Proceeds from issuance of long-term debt	203,251	403,765
Proceeds from sale of short-term investments	—	252,626
Proceeds from maturity of restricted securities	—	19,888
Distributions received from equity investments, net	43	15,602
Proceeds from the exercise of stock options	1,587	2,301
Proceeds from issuance of common stock under employee stock purchase plan	1,898	—
Capital contributed from minority interests in subsidiaries	7,350	—

Cash provided by other financing and investing activities	214,346	1,183,909

Acquisitions, net of cash acquired	(1,323)	(344,169)
Repayment of debt	(89,362)	(298,713)
Purchase of short-term investments	—	(250,519)
Deposits on long-term assets	—	(30,000)
Payments, net, for assets held under capital leases	(9,100)	—
Debt issuance costs paid	(4,576)	(2,220)

Capital available for operations and capital expenditures	$109,985	$258,288

      Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

      Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh, Carson, Anderson & Stowe and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial’s or its subsidiaries’ securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

      In November 2001, we increased our equity ownership interest in AACR to 80% from 70%. The 20% shareholder in AACR, Abraham Selman, has the right through November 2002 to contribute additional funds to AACR to purchase additional equity in AACR and restore his 30% equity interest.

      We recently determined that the minority partner’s share of losses in excess of the minority partner’s net investment would no longer be recorded against the minority interest in our Dominican Republic operations. Though we have received commitments from our minority partner in the Dominican Republic that he will make additional capital contributions, no contributions have been received since November 2001. Management believes, based upon market conditions and current events, that there is uncertainty as to whether additional capital contributions will occur. As such, we recorded a charge of $16.6 million in the fourth quarter of the year ended May 31, 2002 to reduce the minority interest in our Dominican Republic operations to zero.

      In June 2001, the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001 and March 2002, the parties restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2002, we have paid $45.0 million to Global Crossing and have received $10.4 million from Global Crossing. Under the restructured agreements, we paid Global Crossing a net amount of $36.6 million ($45.0 million less forfeitures by Global Crossing of $8.4 million) in exchange for (i) fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and (ii) a $6.6 million credit that will be applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $2.0 million credit from us, which may be used, under certain circumstances, towards the purchase of voice termination in Puerto Rico. Under the restructured agreements, we have no further capacity purchase obligations with Global Crossing. The $6.6 million credit we received from Global Crossing is included in other assets — net in the consolidated balance sheet. The fiber-optic undersea capacity we received from Global Crossing is included in property, plant and equipment — net in the consolidated balance sheet and is being amortized over its useful contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

Recent Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. We adopted SFAS No. 141 on July 1, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We are required to implement SFAS No. 142 on June 1, 2002.

      We are in the process of determining the impact that the impairment aspects of SFAS No. 142 will have on our results of operations or financial position. Upon adoption, we will stop amortizing our net goodwill of approximately $133.5 million, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, we will stop amortizing approximately $468.4 million of intangible assets that we believe have an indefinite useful life, including our U.S. cellular licenses and Puerto Rico PCS license, as well as our franchise license costs. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of SFAS No. 142 will increase net income by approximately $18.0 million for the year ending May 31, 2003.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to implement SFAS No. 143 on June 1, 2003, and have not yet determined the impact that this statement will have on our results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to implement SFAS No. 144 on June 1, 2002. The adoption of this statement is not expected to have a material effect on our results of operations, financial position and cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Statement No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We are required to implement SFAS No. 145 on June 1, 2002. The adoption of this statement is not expected to have a material effect on our results of operations, financial position and cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. We have not yet determined the impact that this standard will have on our results of operations or financial position.

Commitments and Contingencies

      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of July 31, 2002, 37,613,079 shares remain available for future acquisitions.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants) as well as the resale of up to 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson & Stowe (“WCAS”) and an affiliate of The Blackstone Group).

      In May 2002, we announced that we entered into an agreement with AAT Communications Corp. (“AAT”) to sell to AAT 186 telecommunications towers located in our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. Under the terms of the agreement, we will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and is expected to close on a rolling basis in the second and third quarters of fiscal year 2003.

      In April 2002, we announced that in response to inquiries from interested parties, we engaged Morgan Stanley to assist us in evaluating strategic alternatives for our cable television properties in Puerto Rico, Centennial Cable TV. In August 2002, we announced that we had terminated this process and intend to continue to operate these systems.

      In February 2002, Centennial Cable entered into an agreement with a subsidiary of Motorola, Inc. (the “Motorola Agreement”) pursuant to which it agreed to purchase equipment for the digital conversion of its cable operations through July 2002. We have met our purchase commitment under this agreement as of May 31, 2002. Centennial Cable will utilize amounts available under its Cable TV Credit Facility to fund purchases under the Motorola Agreement.

      In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $15.3 million under this agreement as of May 31, 2002.

      In March 2001, Centennial Digital Jamaica entered into an agreement with Lucent Technologies (the “Lucent Agreement”) pursuant to which it agreed to purchase $65.0 million of equipment and services from Lucent Technologies. Centennial Digital Jamaica committed to purchase $65.0 million under this agreement as of May 31, 2002. Centennial Digital Jamaica utilized amounts available under its Lucent Credit Facility to fund purchases under the Lucent Agreement. See the “Subsequent Events” section below for a discussion of the sale of Centennial Digital Jamaica in August 2002.

      The following table summarizes our contractual cash obligations and commercial commitments at May 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due By Period

		1 year and			After
Contractual Obligations	Total	less	2-3 years	4-5 years	5 years

	(In millions)
Long-Term Debt	$1,808,517	$65,795	$203,147	$741,446	$798,129
Operating Leases	169,023	20,602	35,634	26,826	85,961
Unconditional Purchase Obligations(1)	24,724	—	24,724	—	—

Total Contractual Cash Obligations	$2,002,264	$86,397	$263,505	$768,272	$884,090

(1)	Excludes purchases to be financed under vendor financing agreements.

Related Party Transactions

      We are controlled by affiliates of WCAS. WCAS and its affiliates have an approximate 59% common stock interest. We entered into a stockholders’ agreement with WCAS and Blackstone Capital Partners (“Blackstone”), under which an affiliate of each of WCAS and Blackstone receives an annual monitoring fee of $0.5 million and $0.3 million, respectively. We recorded expenses of $0.8 million under the stockholders’ agreement for each of the years ended May 31, 2002, 2001 and 2000. At May 31, 2002 and 2001, $0.1 million of such amounts was recorded within payable to affiliates in our consolidated balance sheets.

      In 1999, we issued $180.0 million of unsecured subordinated notes due 2009 and common shares of the Company (“Mezzanine Debt”). All of the Mezzanine Debt is currently held by an affiliate of WCAS. The issuance has been allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

      We have been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, we have used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

      We are a party to various transactions involving entities controlled by Abraham Selman, the 20% minority shareholder in our Dominican Republic operations. During the year ended May 31, 2002, we paid entities owned by Mr. Selman amounts totaling approximately $3.5 million, including $3.1 million related to the build-out of our wireless operations in the Dominican Republic. At May 31, 2002, no amounts were owed by us to entities controlled by Mr. Selman. At May 31, 2002, we were owed approximately $0.7 million by companies under Mr. Selman’s control.

      As discussed in Acquisitions, Exchanges and Dispositions, in June 2001, the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. John M. Scanlon, a former director of the Company who resigned in December 2001, was formerly a director and Chief Executive Officer of Global Crossing and is currently Vice Chairman and Chief Executive Officer of Asia Global Crossing, a subsidiary of Global Crossing. Additionally, The Blackstone Group, L.P. serves as financial advisor to Global Crossing Ltd. in its bankruptcy proceedings. Mark Gallogly and David Tolley, two of the Company’s directors, are senior managing director and principal of The Blackstone Group, L.P., respectively.

Subsequent Events

      On August 22, 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. On August 19, 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider. The Infochannel transaction is expected to close in August or September of 2002. These transactions will not result in a material gain or loss and will reduce our consolidated long-term debt by approximately $45 million (largely comprised of the Lucent Credit Facility which is non-recourse to the Company).

      In August 2002, WCAS informed us that between April and August 2002, an affiliate of WCAS purchased in open market transactions approximately $175 million principal amount of our 10 3/4% Subordinated Debt due 2008 (of which approximately $35 million was acquired during our fiscal year ended May 31, 2002). It is possible that the fiscal year 2003 acquisitions may result in a material tax liability to Centennial. We believe that as of May 31, 2002, any potential tax liability relating to WCAS’ fiscal year 2002 acquisitions would not be material. We are continuing to evaluate the effect of all these acquisitions on Centennial. We are currently in discussions with WCAS regarding an indemnity in favor of Centennial in respect of taxes which may become payable as a result of these acquisitions. There can be no assurance that we will enter into any indemnification agreement with WCAS.

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

      The table below presents principal (or notional) amounts and related average interest rate by year of maturity for our long-term debt and interest rate swap and collar agreements. Weighted-average variable rates are based on implied forward rates in the yield curve as of May 31, 2002 (based on information provided by one of our lending institutions):

	Year Ended May 31,
						There-
	2003	2004	2005	2006	2007	after	Total	Fair value

	(In thousands)
Long-term debt:
Fixed rate	$227	$467	$470	$288	$361	$545,164	$546,977	$387,655
Average interest rate	13.99%	13.73%	12.19%	14.00%	14.00%	10.51%	10.52%	—
Variable rate	$65,568	$88,506	$113,704	$149,211	$591,586	$252,965	$1,261,540	$1,261,540
Average interest rate(1)	4.68%	5.39%	5.86%	6.21%	6.40%	6.54%	6.20%	—
Interest rate swaps (pay fixed, receive variable):
Notional amount	$100,000	$50,000	—	—	—	—	—	$(10,388)
Average pay rate	5.83%	5.28%	—	—	—	—	—	—
Average receive rate	4.68%	5.39%	—	—	—	—	—	—
Interest rate collar:
Notional amount	$100,000	—	—	—	—	—	—	$(2,558)
Cap	7.00%	—	—	—	—	—	—	—
Floor	4.62%	—	—	—	—	—	—	—

(1)	Represents the average interest rate before applicable margin on the New Credit Facility debt.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption “Index of Financial Statements” in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the fiscal year ended May 31, 2002, we were not involved in any disagreement with our independent certified public accountants on accounting principles or practices or on financial statement disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” in Part I of this Annual Report on Form 10-K and will also be included under the caption “Election of Directors” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended (the “34 Act”), and is incorporated in this Item 10 by reference. The information with respect to our executive officers required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” in Part I of this Annual Report on Form 10-K. The information required by this item regarding compliance with Section 16(a) of the 34 Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.  Executive Compensation

      The information required to be included pursuant to this Item 11 will be included under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Except for the Equity Compensation Plan information set forth below, the information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of the top five executive officers and (4) all of our directors and officers as a group required to be included pursuant to this Item 12 will be included under the captions “Principal Stockholders of the Company”, “Election of Directors” and “Executive Compensation and Other Information — Beneficial Ownership by Management” in the Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plan Information

      The following table provides information as of May 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	8,614,832	$10.39	2,226,790
Equity compensation plans not approved by shareholders	—	—	—

Total	8,614,832	$10.39	2,226,790

(1)	Our existing equity compensation plan has been approved by our stockholders

Item 13.     Certain Relationships and Related Transactions

      The information required to be included pursuant to this Item 13 will be included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this Item 13 by reference.

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

      1. Index of Financial Statements

      The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

      2. Financial Statement Schedule

      Schedule II. Valuation and Qualifying Accounts

      3. Exhibits

      See Item 14(b) below.

      (b) Exhibits

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended May 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, in fiscal 2002. Also, as discussed in Note 1, the Company changed its method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, in fiscal 2001.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 27, 2002

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,871	$23,345
Accounts receivable, less allowance for doubtful accounts of $15,883 and $13,047, respectively	88,776	72,638
Inventory — phones and accessories, less allowance for obsolescence of $2,775 and $1,261, respectively	12,138	21,058
Prepaid expenses and other current assets	20,884	14,792

TOTAL CURRENT ASSETS	155,669	131,833
PROPERTY, PLANT AND EQUIPMENT — net	741,293	634,537
EQUITY INVESTMENTS IN WIRELESS SYSTEMS — net	2,443	1,953
DEBT ISSUANCE COSTS, less accumulated amortization of $26,858 and $17,891, respectively	43,554	50,550
U.S. WIRELESS LICENSES, less accumulated amortization of $301,544 and $293,899, respectively	259,128	266,773
CARIBBEAN WIRELESS LICENSES, less accumulated amortization of $10,266 and $7,697, respectively	72,492	120,061
GOODWILL, less accumulated amortization of $33,505 and $26,453, respectively	133,531	146,069
FRANCHISE LICENSE COSTS, less accumulated amortization of $12,852 and $4,476, respectively	155,056	164,752
OTHER ASSETS — net	44,343	77,747

TOTAL	$1,607,509	$1,594,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$65,795	$29,947
Accounts payable	30,504	38,046
Accrued expenses and other current liabilities	154,599	161,301
Payable to affiliates	125	125

TOTAL CURRENT LIABILITIES	251,023	229,419
LONG-TERM DEBT	1,742,722	1,662,289
DEFERRED FEDERAL INCOME TAXES	70,777	73,554
MINORITY INTEREST IN SUBSIDIARIES	976	17,431
OTHER LIABILITIES	12,946	1,512
COMMITMENTS AND CONTINGENCIES (see notes 6 and 11)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock par value $.01 per share:
150,000,000 shares authorized; issued, 95,482,191 and 94,930,850 shares, respectively; and outstanding 95,411,688 and 94,860,347 shares, respectively	955	949
Additional paid-in capital	436,273	432,375
Accumulated deficit	(899,514)	(821,993)
Accumulated other comprehensive loss	(7,522)	—

	(469,808)	(388,669)
Less: Cost of 70,503 common shares in treasury	(1,077)	(1,077)
Deferred compensation	(50)	(184)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(470,935)	(389,930)

TOTAL	$1,607,509	$1,594,275

See notes to consolidated financial statements

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended May 31,

	2002	2001	2000

REVENUE:
Service revenue	$692,444	$616,614	$522,275
Equipment sales	23,409	27,278	21,450

	715,853	643,892	543,725

COSTS AND EXPENSES:
Cost of equipment sold	57,696	48,913	33,538
Cost of services	163,462	131,058	104,438
Sales and marketing	104,381	94,364	76,800
General and administrative	137,718	114,449	91,090
Depreciation and amortization	158,947	114,644	82,624
Loss on impairment of assets	33,985	—	—
Loss (gain) on disposition of assets	525	(369,181)	72

	656,714	134,247	388,562

OPERATING INCOME	59,139	509,645	155,163

INCOME FROM EQUITY INVESTMENTS	564	8,033	16,500
INTEREST EXPENSE — NET	(150,338)	(156,579)	(149,494)
OTHER	96	68	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE), MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(90,539)	361,167	22,169
INCOME TAX BENEFIT (EXPENSE)	11,476	(185,692)	(5,568)

(LOSS) INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(79,063)	175,475	16,601
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	1,542	11,161	76

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(77,521)	186,636	16,677
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF ($2,271)	—	(3,719)	—

NET (LOSS) INCOME	$(77,521)	$182,917	$16,677

BASIC (LOSS) EARNINGS PER SHARE:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.81)	$1.97	$0.18

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(0.04)	$—

NET (LOSS) INCOME PER SHARE	$(0.81)	$1.93	$0.18

DILUTED (LOSS) EARNINGS PER SHARE:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.81)	$1.93	$0.17

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(0.04)	$—

NET (LOSS) INCOME PER SHARE	$(0.81)	$1.89	$0.17

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR
BASIC	95,221	94,639	93,994

DILUTED	95,221	96,795	97,353

See notes to consolidated financial statements

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)

								Accumulated
	Common Stock		Common	Additional				Other
			Stock	Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Dollars	Issuable	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at June 1, 1999	93,673,386	$937	$—	$418,749	$(1,077)	$—	$(1,021,587)	$—	$(602,978)
Net income	—	—	—	—	—	—	16,677	—	16,677

Comprehensive income									16,677
Common stock issued in conjunction with acquisitions	420,000	4	—	5,226	—	—	—	—	5,230
Common stock issued in connection with incentive plans	295,680	3	—	1,390	—	—	—	—	1,393
Deferred compensation	24,648	—	—	438	—	(438)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	121	—	—	121
Income tax benefit from stock options exercised	—	—	—	872	—	—	—	—	872
Common stock issuable	—	—	2,355	—	—	—	—	—	2,355

Balance at May 31, 2000	94,413,714	944	2,355	426,675	(1,077)	(317)	(1,004,910)	—	(576,330)
Net income	—	—	—	—	—	—	182,917	—	182,917

Comprehensive income									182,917
Common stock issued in conjunction with acquisitions	120,000	1	(2,355)	2,354	—	—	—	—	—
Common stock issued in connection with incentive plans	397,136	4	—	2,292	—	—	—	—	2,296
Amortization of deferred compensation	—	—	—	—	—	133	—	—	133
Income tax benefit from stock options exercised	—	—	—	1,054	—	—	—	—	1,054

Balance at May 31, 2001	94,930,850	949	—	432,375	(1,077)	(184)	(821,993)	—	(389,930)
Net loss	—	—	—	—	—	—	(77,521)	—	(77,521)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(4,499)	(4,499)
Net loss on derivative instruments	—	—	—	—	—	—	—	(3,023)	(3,023)

Comprehensive loss									(85,043)
Common stock issued in connection with incentive plans	385,306	4	—	1,670	—	—	—	—	1,674
Common stock issued in connection with employee stock purchase plan	166,035	2	—	1,896	—	—	—	—	1,898
Amortization of deferred compensation	—	—	—	—	—	134	—	—	134
Income tax benefit from stock options exercised	—	—	—	332	—	—	—	—	332

Balance at May 31, 2002	95,482,191	$955	$—	$436,273	$(1,077)	$(50)	$(899,514)	$(7,522)	$(470,935)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended May 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(77,521)	$182,917	$16,677

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	158,947	114,644	82,624
Minority interest in loss of subsidiaries	(1,542)	(11,161)	(76)
Deferred income taxes	1,405	32,758	(3,849)
Income from equity investments	(564)	(8,033)	(16,500)
Loss on impairment of assets	33,985	—	—
Loss (gain) on disposition of assets	525	(369,181)	72
Cumulative effect of change in accounting principle	—	3,719	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase)	(16,139)	(10,662)	(16,087)
Prepaid expenses and other current assets — decrease (increase)	4,070	(15,314)	(7,112)
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	(8,832)	35,207	(5,375)
Deferred revenue and customer deposits — increase	10,793	15,405	1,694
Other	10,093	6,857	7,011

Total adjustments	192,741	(205,761)	42,402

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	115,220	(22,844)	59,079

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	217	489,727	704
Capital expenditures	(214,679)	(224,978)	(149,112)
Acquisitions, net of cash acquired	(1,323)	(344,169)	(100,323)
Deposits on long-term assets	—	(30,000)	—
Payments, net, for assets held under capital leases	(9,100)	—	—
Purchase of restricted securities	—	—	(39,886)
Proceeds from maturity of restricted securities	—	19,888	79,882
Purchase of short-term investments	—	(250,519)	—
Proceeds from sale of short-term investments	—	252,626	—
Acquisition of minority partnership interests	—	—	(323)
Distributions received from equity investments	43	16,423	19,779
Capital contributed to equity investments	—	(821)	(3,079)

NET CASH USED IN INVESTING ACTIVITIES	(224,842)	(71,823)	(192,358)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	203,251	403,765	1,068,018
Repayment of debt	(89,362)	(298,713)	(969,525)
Debt issuance costs paid	(4,576)	(2,220)	(4,865)
Proceeds from the exercise of stock options	1,587	2,301	1,389
Proceeds from issuance of common stock under employee stock purchase plan	1,898	—	—
Capital contributed from minority interests in subsidiaries	7,350	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	120,148	105,133	95,017

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,526	10,466	(38,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,345	12,879	51,141

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,871	$23,345	$12,879

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the year for:
Interest	$134,167	$148,239	$159,393

Income taxes	$5,462	$135,874	$5,062

See notes to consolidated financial statements

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

Note 1. Description of Business and Summary of Significant Accounting Principles

     Description of Business:

      Centennial Communications Corp. (together with its subsidiaries and partnership interests, the “Company”) provides wireless communications and broadband services in the Caribbean and wireless communications in the United States. On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), merged with and into the Company (the “Merger”). The Company continued as the surviving corporation in the Merger. The Merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill related to the Merger was created.

      At May 31, 2002, the Company owned and operated wireless licenses in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands and provided voice, data, video and Internet services on broadband networks in the Caribbean region. The Company owns and operates wireless telephone systems in the United States pursuant to 30 wireless licenses.

      See Note 14 for a discussion of the sale of the Company’s Jamaican wireless operation and agreement to sell its Jamaican Internet service provider operation.

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

     Property, Plant and Equipment:

      Property, plant and equipment is stated at original cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Transmission and distribution systems and related equipment	7-15 years
Miscellaneous equipment and furniture and fixtures	5-20 years
Personal Communications Service (“PCS”) phones	18 months

      During the year ended May 31, 2002, the Company capitalized interest costs of $2,193 related to the build out of its wireless operations in the Dominican Republic and Jamaica.

     Equity Investments in Wireless Systems:

      The Company accounts for its investments in which it exercises significant influence, but which it does not control, using the equity method. Under the equity method, the Company records such investments at

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions and the Company’s share of the partnerships’ results of operations. The difference between the cost of such investments and the underlying book value of $4,456 as of May 31, 2002 is being amortized over forty years (See Recent Accounting Pronouncements).

     Caribbean and United States Wireless Licenses:

      Caribbean wireless licenses are being amortized over a twenty year period for the Dominican Republic and a forty year period for Puerto Rico, using the straight-line method commencing with the date of operations. U.S. wireless licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets and amortization is computed using the straight-line method over a forty year period (See Valuation of Long-Lived Assets and Recent Accounting Pronouncements).

     Goodwill:

      Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase transactions. The amortization of goodwill is on a straight-line basis over the estimated periods to be benefited, ranging from ten to forty years (See Valuation of Long-Lived Assets and Recent Accounting Pronouncements).

     Franchise License Costs:

      Franchise license costs represent the excess of the purchase price over the estimated fair value of identifiable net assets acquired through the Company’s cable television acquisitions. The amortization of franchise license costs is on a straight-line basis over twenty years (See Valuation of Long-Lived Assets and Recent Accounting Pronouncements).

     Other Assets:

      Included in other assets at May 31, 2002 is customer lists, totaling $49,603, net of accumulated amortization of $19,396, which were purchased by the Company in connection with acquisitions. The customer lists are being amortized over four years.

     Valuation of Long-Lived Assets:

      Long-lived assets such as property, plant and equipment, license costs, goodwill, and franchise license costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses which generated long-lived assets with the carrying value of the long-lived assets (See Note 2 for a discussion of a loss on impairment of assets recorded during the year ended May 31, 2002).

     Derivative Financial Instruments:

      Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments primarily consists of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap and collar agreements are accrued as interest rates change with the offset recorded in interest expense.

      On June 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the Company’s interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, the Company recorded a liability of $7,626, which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of the Company’s derivatives to reflect their fair values on June 1, 2001.

      During the fiscal year ended May 31, 2002, the Company recorded an additional $3,023, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by $5,320 as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at May 31, 2002.

     Revenue Recognition:

          Wireless revenue

      Wireless service revenue includes amounts earned for providing services to wireless customers. Services billed in advance are recognized as income when earned. The Company has multiple billing cycles, all of which span our quarter-ends. As a result of the its billing cycle cut-off times, the Company is required to make estimates for services revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenues from activation fees are recognized over the expected customer service period, ranging from 26 to 48 months. Revenues from prepaid calling cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from the sales of handsets and accessories are recognized in the period these products are sold to the customer.

          Broadband revenue

      Broadband service revenue includes amounts earned for providing services to broadband customers. Revenues from cable television installation fees are recognized to the extent of direct selling costs in the period the installation is provided to the customer. Revenues from prepaid long distance cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from equipment sales are recognized in the period these products are sold to the customer.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Effective June 1, 2000, the Company changed its method of accounting for certain activation fees charged to its customers to conform its revenue recognition policies to the requirements of SAB No. 101. With the change in accounting, the Company recognizes these fees as revenues over the expected customer service period (ranging from 26 to 48 months). Prior to implementing SAB No. 101, the Company recognized these fees in the period service was initiated. The cumulative effect of retroactively applying this change in accounting principle to periods prior to fiscal 2001 resulted in a one-time, non-cash charge of $3,719, net of taxes of $2,271, and is included in net income for the year ended May 31, 2001.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

     Depreciation and Amortization:

      Cost of equipment sold and cost of services exclude depreciation and amortization for all periods presented.

     Income Taxes:

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.

     Earnings (Loss) per Share:

      Earnings (loss) per share is calculated using the average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, “Earnings per Share”. Due to the net loss incurred during the year ended May 31, 2002, all options outstanding during that period were anti-dilutive; thus basic and diluted shares were equal.

     Foreign Currency Translation:

      The U.S. dollar is the functional currency of the Company’s worldwide operations. Gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

     Management Estimates:

      The Company prepares its financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of long-lived assets.

     Reclassifications:

      Certain prior year information has been reclassified to conform to the current year presentation.

     Stock Split:

      On January 21, 2000, outstanding shares of common stock were split three-for-one. All common share and per share amounts have been restated to reflect the split.

     Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. The Company adopted SFAS No. 141 on July 1, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 142 on June 1, 2002.

      The Company is in the process of determining the impact that the impairment aspects of SFAS No. 142 will have on its results of operations or financial position. Upon adoption, the Company will stop amortizing its net goodwill of approximately $133,500, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, the Company will stop amortizing approximately $468,400 of net intangible assets that it believes have an indefinite useful life, including the Company’s U.S. cellular licenses and Puerto Rico PCS license, as well as the Company’s franchise license costs. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of SFAS No. 142 will increase net income by approximately $18,000 for the year ending May 31, 2003.

      In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to implement SFAS No. 143 on June 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on June 1, 2002. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position and cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Statement No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company is required to implement SFAS No. 145 on June 1, 2002. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial position and cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact that this standard will have on its results of operations or financial position.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

Note 2. Loss on Impairment of Assets

      During the fourth quarter of the year ended May 31, 2002, the Company recorded a pre-tax loss on impairment of assets of $33,985 related to a write-down of its Jamaica operations and certain non-Caribbean undersea fiber optic cables. These write-downs were taken due to a decrease in the estimated future cash flows of these assets. Fair value was determined based on current market values of similar assets. The loss on impairment of assets included $24,349 and $9,636 related to assets included in the Caribbean Wireless and Caribbean Broadband segments, respectively. See Note 14 for a discussion of the sale of the Company’s Jamaican wireless operation and agreement to sell its Jamaican Internet service provider operation.

Note 3. Acquisitions and Dispositions

      In April 2001, the Company completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico. A portion of the excess of the purchase price over the fair value of net assets acquired was recorded as franchise license costs with the remainder recorded as goodwill.

      In November 2000, the Company sold its Southwest cluster for approximately $202,500 in cash. The Company recorded a pre-tax gain of approximately $183,000, which is included in gain on disposition of assets in the consolidated statement of operations.

      In September 2000, the Company completed the acquisition of the cable television assets of Pegasus Communications for $170,000 in cash. The cable systems serve Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico. The excess of the purchase price over the fair value of net assets acquired was recorded as franchise license costs.

      In July 2000, the Company acquired a 60% interest in Infochannel Limited, a leading Internet service provider on the island of Jamaica for $8,000 in cash. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. See Note 2 for a discussion on a loss on impairment of assets recorded during the year ended May 31, 2002 related to the Company’s Jamaican Internet Service provider operation. See Note 14 for a discussion of the agreement to sell the Company’s Jamaican Internet Service provider operation.

      In July 2000, the Company purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own. The purchase price was approximately $42,300 in cash.

      In May 2000, the Company acquired a 51% interest in Centennial Digital Jamaica Limited, a Jamaican company which holds a 20 MHz CDMA license covering the island of Jamaica. The purchase price was $25,500 in cash. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. See Note 2 for a discussion of a loss on impairment of assets recorded during the year ended May 31, 2002 related to the Company’s Jamaican wireless operations. See Note 14 for a discussion of the sale of the Company’s Jamaican wireless operation.

      In April 2000, the Company acquired a wireless telephone system in the Kokomo, Indiana MSA for cash of approximately $25,600.

      In April 2000, the Company acquired a 70% interest in All America Cables and Radio, Inc. (“AACR”) in the Dominican Republic for approximately $25,000 in cash. AACR is an international long distance provider that also holds a 30 MHz PCS license, a Local Multipoint Distribution System license and a certificate to provide a broad range of telecommunications services in the Dominican Republic. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      In November 1999, the Company acquired the wireless telephone system in Allegan, Michigan (Michigan-8) for approximately $31,000 in cash and 300,000 shares of the Company’s common stock (valued at $3,700 on the date of closing).

      In August 1999, the Company acquired Integrated Systems, Inc. and Spiderlink Puerto Rico Internet Services for cash of approximately $2,000 and 240,000 shares of the Company’s common stock (valued at $3,900 on the date of closing), of which 120,000 shares were issued in fiscal 2001. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.

      See Note 4 for a discussion of the equity investments the Company disposed of during the years ended May 31, 2002, 2001 and 2000.

      The above noted acquisitions were accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the accounts and results of operations of the acquired businesses from the dates of acquisition.

      The following summary pro forma information includes the operations of the Company and the completed acquisitions as if such acquisitions had been consummated as of June 1, 2000.

Year Ended
May 31, 2001

(Unaudited)
Revenues	$668,313
Net income	176,698
Earnings per common share:
Basic	$1.87
Diluted	1.83

      Pro forma income per common share for the year ended May 31, 2001 is calculated using the weighted-average number of common shares outstanding during the period, as if such acquisitions had been consummated as of June 1, 2000.

     Other Acquisition:

      In December 2000, the Company acquired Com Tech International Corporation (“Com Tech”), an owner of undersea fiber optic cable capacity, for approximately $16,900. Com Tech’s cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network. See Note 2 for a discussion on a loss on impairment of assets recorded during the year ended May 31, 2002 related to certain of the Company’s non-Caribbean undersea fiber optic cables.

     Other:

      In June 2001 the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001 and March 2002, the Company and Global Crossing restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2002, the Company has paid $45,000 (of which $30,000 was paid in fiscal year 2001) to Global Crossing and has received $10,400 (of which $4,500 was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, the Company has paid Global Crossing a net amount of $36,600 ($45,000

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

less forfeitures by Global Crossing of $8,400) in exchange for (i) fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and (ii) a $6,600 credit that will be applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity. As part of the restructured agreements, Global Crossing has received a $2,000 credit from the Company, which may be used, under certain circumstances, towards the purchase of voice termination in Puerto Rico. This credit is included in accrued expenses and other liabilities in the consolidated balance sheet. Under the restructured agreements, the Company has no further capacity purchase obligations with Global Crossing. The $6,600 credit received by the Company from Global Crossing is included in other assets — net in the consolidated balance sheet. The fiber-optic undersea capacity received by the Company from Global Crossing is included in property, plant and equipment — net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. The Company has not recognized any revenue from Global Crossing under this transaction.

      In November 2001, the Company increased its equity ownership interest in AACR to 80% from 70%. The 20% shareholder in AACR, Abraham Selman, has the right through November 2002 to contribute additional funds to AACR to purchase additional equity in AACR and restore his 30% equity interest.

      The Company recently determined that the minority partner’s share of losses in excess of the minority partner’s net investment would no longer be recorded against the minority interest in its Dominican Republic operations. Though the Company has received commitments from its minority partner in the Dominican Republic that he will make additional capital contributions, no contributions have been received since November 2001. Management believes, based upon market conditions and current events, that there is uncertainty as to whether additional capital contributions will occur. As such, the Company recorded a charge of $16,649 in the fourth quarter of the year ended May 31, 2002 to reduce the minority interest in its Dominican Republic operations to zero.

Note 4. Equity Investments in Wireless Systems

      The following represents Centennial’s ownership percentage of the wireless partnerships in which the Company’s investments are accounted for by the equity method as of May 31, 2002 and 2001:

	Ownership %

Wireless Partnership	2002	2001

Cal-One Cellular Limited Partnership	6.9%	6.9%
Pennsylvania RSA-6 (I) Limited Partnership	14.3%	14.3%

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

      In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company’s approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,100 of current assets. The Company recorded a pre-tax gain of approximately $25,100, which is included in gain on disposition of assets in the consolidated statement of operations.

      In July 2000, the Company purchased the remaining 74.9% of the non-wireline (A-side) cellular license and wireless telephone system serving Lake Charles, Louisiana MSA No. 197 that it did not own.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      The following table summarizes the assets, liabilities and partners’ capital, and results of operations of the wireless partnerships in which the Company’s investments are accounted for by the equity method. The wireless partnerships’ results of operations are included for the period during which the Company held an equity investment interest in such partnerships. All amounts have been derived from the individual wireless partnerships’ financial statements and adjusted for interim financial activity from the wireless partnerships’ calendar year end to the Company’s fiscal year end.

	May 31,

(Unaudited)	2002	2001

Assets
Current	$9,123	$6,182
Noncurrent	11,343	10,859

Total assets	$20,466	$17,041

Liabilities and Partners’ Capital
Current liabilities	$696	$1,074
Noncurrent liabilities	—	—
Partners’ capital	19,770	15,967

Total liabilities and partners’ capital	$20,466	$17,041

	Year Ended May 31,

(Unaudited)	2002	2001	2000

Results of Operations
Revenues	$16,900	$260,289	$678,881
Costs and expenses	11,976	187,402	515,054
Other expense (income)	372	(2,007)	679

Net income	4,552	74,894	163,148

Centennial Communications Corp. share of partnership net income	$564	$8,033	$16,500

      Under the terms of certain partnership agreements, the Company may be committed to funding other partners’ portions of capital expenditures and other costs, if other means of financing are not available to the partnerships. The Company does not expect such funding to be material.

Note 5. Supplementary Financial Information

      Property, plant and equipment consists of the following:

	May 31,

	2002	2001

Land	$4,421	$4,790
Transmission and distribution systems and related equipment	907,275	744,756
Miscellaneous equipment and furniture and fixtures	115,294	78,647
PCS phones	46,407	30,497

	1,073,397	858,690
Accumulated depreciation	(332,104)	(224,153)

Property, plant and equipment — net	$741,293	$634,537

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      Depreciation expense was approximately $119,527, $86,375 and $68,788 for the years ended May 31, 2002, 2001 and 2000, respectively.

      Accrued expenses and other current liabilities consist of the following:

	May 31,

	2002	2001

Accrued miscellaneous	$67,931	$78,037
Deferred revenue and customer deposits	44,448	36,155
Accrued interest payable	26,477	23,543
Accrued income taxes payable	15,743	23,566

Accrued expenses and other current liabilities	$154,599	$161,301

Note 6. Debt

      Long-term debt consists of the following:

	May 31,

	2002	2001

Term Loans	$1,009,120	$987,500
Revolving Credit Facility	200,000	156,000
10 3/4% Subordinated Debt due 2008	370,000	370,000
Mezzanine Debt	174,529	172,181
Lucent Credit Facility	43,233	4,365
Cable TV Credit Facility	9,187	—
8 7/8% Senior Notes due 2001	—	1,388
Notes Payable	—	516
10 1/8% Senior Notes due 2005	219	219
Other	2,229	67

Total Long-Term Debt	1,808,517	1,692,236
Current Portion of Long-Term Debt	(65,795)	(29,947)

Net Long-Term Debt	$1,742,722	$1,662,289

      On September 5, 2001, the Company amended its bank credit facility (the “New Credit Facility”) to add an additional $50,000 to the Tranche-C term loan. The New Credit Facility consists of four term loans with an original aggregate principal amount of $1,050,000, which has been reduced to $1,009,120 as of May 31, 2002 due to mandatory debt amortization payments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325,000, of which $308,750 is outstanding as of May 31, 2002 and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725,000, of which $700,370 is outstanding as of May 31, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $200,000 is outstanding as of May 31, 2002. The revolving credit facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the London Inter-Bank Offering Rate (“LIBOR”) plus the applicable margin. The maximum applicable margin for the term loans and revolving credit facility ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBORs at the interest reset dates. The weighted-average LIBOR at May 31, 2002 was 1.99%. The Company’s obligations under the New Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and are collateralized by liens on substantially all of the Company’s assets.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      In December 1998, the Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In July 1999, the Company registered the $370,000 of debt securities with the SEC.

      In 1999, the Company issued $180,000 of unsecured subordinated notes due 2009 and common shares of the Company (“Mezzanine Debt”). All of the Mezzanine Debt is currently held by an affiliate of Welsh, Carson, Anderson & Stowe. The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

      The Company has been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, it has used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

      Under the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. The Company is effectively prohibited from paying cash dividends on its common stock by provisions of its credit facility.

      In March 2001, Centennial Digital Jamaica Ltd. (“Centennial Digital Jamaica”), a subsidiary of the Company, signed an agreement with Lucent Technologies (“Lucent”) whereby Lucent agreed to provide Centennial Digital Jamaica with a $75,000 credit facility (“Lucent Credit Facility”) to fund the build out and operation of our communications network in Jamaica. Borrowings under the Lucent Credit facility bear interest at LIBOR (1.87% at May 31, 2002) plus 6.50%. The Lucent Credit facility matures in 2007, with principal repayments beginning in December 2004. Under the Lucent Credit Facility, Centennial Digital Jamaica is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. As of May 31, 2002, $43,233 was outstanding under the Lucent Credit Facility. In connection with the Lucent Credit Facility, the Company agreed to make a total of approximately $9,690 (based on the Company’s 51% ownership interest as of May 31, 2002) of capital contributions to Centennial Digital Jamaica over several years, of which $7,650 has been made as of May 31, 2002. Substantially all of Centennial Digital Jamaica’s assets are pledged as collateral for the Lucent Credit Facility debt. Centennial Digital Jamaica has been designated an unrestricted subsidiary for purposes of the Company’s outstanding $370,000 high yield notes, and, generally, is not subject to the covenants of the New Credit Facility. The Lucent Credit Facility is non-recourse to the Company. See Note 14 for a discussion of the sale of Centennial Digital Jamaica.

      In January 2002, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the “Cable TV Credit Facility”) to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable’s obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

the Cable TV Credit Facility. As of May 31, 2002, $9,187 was outstanding under the Cable TV Credit Facility.

      Other debt at May 31, 2002 included a $1,972 mortgage loan from a Jamaican lending institution to Centennial Digital Jamaica collateralized by Centennial Digital Jamaica’s corporate headquarters building in Kingston, Jamaica. See Note 14 for a discussion of the sale of Centennial Digital Jamaica in August 2002.

      The Company was in compliance with all covenants of its debt agreements at May 31, 2002.

      The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2002 are summarized as follows:

May 31, 2003	$65,795
May 31, 2004	88,973
May 31, 2005	114,174
May 31, 2006	149,499
May 31, 2007	591,947
May 31, 2008 and thereafter	798,129

$1,808,517

      Interest expense, as reflected on the financial statements, has been partially offset by interest income. The gross interest expense for the years ended May 31, 2002, 2001 and 2000 was approximately $151,374, $161,418 and $153,171, respectively.

      The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the term loans to a fixed rate as part of its interest rate risk management program. The interest rate swap and collar agreements cover a portion of the outstanding principal of the Company’s term loans. The notional amounts of the interest rate swap and collar agreements as of May 31, 2002 were $350,000 and $100,000, respectively. The counter-parties on the interest rate swap and collar agreements are major financial institutions. The interest rate swap agreements expire at various times through March 2004, while the interest rate collar agreement expires in February 2004. The Company paid $9,842 under the swap and collar agreements during the year ended May 31, 2002.

Note 7. Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these financial instruments. Fair value is determined by the most recently traded price of the security at the balance sheet date. The estimated fair value of the Company’s debt and derivative financial instruments is summarized as follows:

	May 31,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,808,517	$1,649,195	$1,692,236	$1,677,066
Derivative financial instruments:
Interest rate swap agreements	(10,388)	(10,388)	—	(6,923)
Interest rate collar agreement	(2,558)	(2,558)	—	(703)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair values of the interest rate swap and collar agreements are estimated using quotes from brokers.

Note 8. Compensation Plans and Arrangements

  2000 Employee Stock Purchase Plan:

      In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“the Plan”). The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the first or last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan can not be transferred by the recipient and can be forfeited in the event of employment termination. The number of shares purchased during the fiscal year ended May 31, 2002 was 166,035. No shares were purchased under the Plan during the fiscal years ended May 31, 2001 and 2000.

  1999 Stock Option Plan:

      The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The 1999 Stock Option Plan was amended in September 2001 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 12,000,000 shares. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

      For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. As of May 31, 2002, 129,506 shares of common stock were issued as restricted stock under the 1999 Stock Option Plan. During the year ended May 31, 2002, 50,000 shares of restricted stock were issued under the 1999 Stock Option Plan.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      A summary of the status of the Company’s stock options as of May 31, 2000, 2001 and 2002 and changes during the years then ended are presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding, June 1, 1999 (no exercisable shares)	5,442,000	$4.64
Granted	3,490,600	14.53
Exercised	(295,680)	4.71
Canceled/forfeited	(1,865,249)	6.27

Outstanding, May 31, 2000 (771,955 exercisable shares at a weighted-average exercise price of $4.65)	6,771,671	9.29
Granted	1,237,500	17.60
Exercised	(397,136)	5.78
Canceled/forfeited	(252,648)	11.40

Outstanding, May 31, 2001 (2,147,677 exercisable shares at a weighted-average exercise price of $8.07)	7,359,387	10.80
Granted	2,092,600	8.34
Exercised	(335,306)	4.73
Canceled/forfeited	(501,849)	11.65

Outstanding, May 31, 2002 (3,645,688 exercisable shares at a weighted-average exercise price of $9.51)	8,614,832	$10.39

      The following table summarizes information about options outstanding at May 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Options	Remaining	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$3.03-6.00	4,010,007	7.58 years	$4.70	1,998,763	$4.63
$8.83-13.56	2,117,525	8.03 years	12.67	626,525	12.30
$16.13-19.25	2,428,500	8.03 years	17.46	991,000	17.14
$24.38	58,800	7.79 years	24.38	29,400	24.38

	8,614,832	7.82 years	$10.39	3,645,688	$9.51

      The estimated weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 were $5.12 per share, $10.01 per share, and $7.97 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to its stock option plan.

      Had compensation cost for the Company’s stock option plans and stock purchase plan been determined based on the fair value of the awards on the grant dates in accordance with the accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company’s net (loss) income and net (loss)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

income per common share for the years ended May 31, 2002, 2001 and 2001 would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss) income:
As reported	$(60,872)	$182,917	$16,677
Pro forma	(69,440)	173,031	10,255
(Loss) income per share:
Basic: As reported	$(0.64)	$1.93	$0.18
Pro forma	(0.73)	1.83	0.11
Diluted: As reported	$(0.64)	$1.89	$0.17
Pro forma	(0.73)	1.79	0.10

      The fair value of options granted under the Company’s stock option plans during fiscal 2002, 2001 and 2000 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	2002	2001	2000

Expected volatility	80.68%	71.26%	64.55%
Risk-free interest rate	4.09%	4.84%	6.54%
Expected lives of option grants	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

  Retirement Plans

      The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,000, $1,067 and $1,205 for the years ended May 31, 2002, 2001, and 2000, respectively. The profit sharing component represented approximately $353 of the total expense for the year ended May 31, 2000. There was no profit sharing component for the years ended May 31, 2002 and 2001.

Note 9. Income Taxes

      Earnings (loss) before income taxes and minority interest in loss of subsidiaries are as follows:

	Year Ended May 31,

	2002	2001	2000

Domestic	$69	$405,430	$9,677
Foreign	(90,608)	(44,263)	12,492

Total	$(90,539)	$361,167	$22,169

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,

	2002	2001	2000

Current:
Federal	$(16,212)	$107,778	$3,849
State	3,194	44,902	4,210
Foreign	137	254	1,358

	(12,881)	152,934	9,417

Deferred
Federal	1,478	34,619	(5,502)
State	844	(1,861)	1,889
Foreign	(917)	—	(236)

	1,405	32,758	(3,849)

Total	$(11,476)	$185,692	$5,568

      The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,

	2002	2001	2000

Computed tax expense (benefit) at federal statutory rate on the earnings (loss) before income taxes and minority interest	$(31,688)	$126,409	$7,759
Nondeductible amortization resulting from acquired subsidiaries	2,858	1,872	1,411
Minority interest in loss of subsidiaries	539	3,695	27
Difference in gain on dispositions related to nondeductible goodwill	—	16,171	—
State and local income tax provision, net of federal income tax benefit	2,625	27,977	4,105
Book impairment of nondeductible basis difference	2,101	—	—
Acquired tax NOLs for which no tax benefit had been previously recorded	(5,877)	—	—
Nondeductible interest related to high yield debt obligation	677	1,286	1,349
Foreign withholding tax on deemed distributions for Puerto Rico tax purposes	—	—	1,122
Foreign loss not subject to income tax	16,703	8,404	—
Other, including the establishment or release of valuation allowance for certain net operating losses, certain basis differences in minority partnerships and expiring state net operating losses	586	(122)	(10,205)

	$(11,476)	$185,692	$5,568

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,

	2002	2001

Deferred Tax Assets:
Tax loss and credit carryforwards	$56,325	$30,842
High yield debt obligation	5,910	5,385
Unrealized loss on interest rate swaps	5,227	—
Other	9,605	6,123
Valuation allowance	(8,253)	(7,863)

	68,814	34,487

Deferred Tax Liabilities:
Amortization of intangible assets	56,020	55,669
Depreciation of fixed assets	75,721	45,937

	131,741	101,606

Net deferred tax assets/(liabilities)	$(62,927)	$(67,119)

      At May 31, 2002, the Company’s consolidated balance sheet includes a current deferred tax asset of $7,850 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $70,777.

      At May 31, 2002, the Company had approximately $92,919 of net operating loss carryforwards for federal income tax purposes, expiring from May 31, 2012 through May 31, 2022, approximately $28,639 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,849 of these net operating loss carryforwards. The Company also had approximately $129,810 of state tax net operating loss carryforwards, expiring from May 31, 2004 through May 31, 2019. A valuation allowance has been recorded against approximately $54,244 of the state net operating loss carryforwards.

      Subsequent to the acquisition of Com Tech, the Company determined that Com Tech had federal tax net operating loss carryforwards, subject to limitation on their use, of approximately $16,800. The Company expects to utilize these net operating losses before they expire and has accordingly recorded a tax benefit of $5,877 for these net operating loss carryforwards for the year ended May 31, 2002.

      At May 31, 2002, the Company has federal minimum tax credit carryforwards of approximately $15,980 which are available to reduce federal regular income taxes, if any, over an indefinite period.

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

      The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $332, $1,054 and $872 for the years ended May 31, 2002, 2001 and 2000, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

      As discussed in Note 1, the Company recorded an increase in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a charge to accumulated other comprehensive income, net of deferred taxes of approximately $5,227.

     Expense in Lieu of Income Taxes:

      In accordance with the terms of the Concession Contract signed with the Dominican Government, which is in effect through 2014, AACR, an 80% owned subsidiary of the Company, has an exemption from income tax. Rather, it pays a fixed tax equal to 10% of gross Dominican Republic revenues, after deducting charges for access to the local network, plus 10% of net international settlement revenues. This tax, which is included in cost of services in the consolidated statements of operations, is based on the amounts collected monthly by AACR and is payable within the first ten days of the month following collection. This tax will never be less than 9,000 Dominican pesos (approximately $507, based on the exchange rate at May 31, 2002) annually.

      The government of the Dominican Republic is replacing its current taxing regime with a tax based on income effective January 1, 2003. The Company has not yet determined the impact that this tax charge will have on its results of operations or financial position.

Note 10. Related Party Transactions

      As discussed in Note 3, Acquisitions and Dispositions, in June 2001 (which were amended in December 2001 and March 2002) the Company and Global Crossing Ltd. entered into definitive, multi-year agreements for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. John M. Scanlon, a former director of the Company who resigned in December 2001, was formerly a director and Chief Executive Officer of Global Crossing and is currently Vice Chairman and Chief Executive Officer of Asia Global Crossing, a subsidiary of Global Crossing. Additionally, The Blackstone Group, L.P. serves as financial advisor to Global Crossing Ltd. in its bankruptcy proceedings. Mark Gallogly and David Tolley, two of the Company’s directors, are senior managing director and principal of The Blackstone Group, L.P., respectively.

      The Company is controlled by WCAS VIII. WCAS VIII and its affiliates have an approximate 59% common stock interest. The Company entered into a stockholders’ agreement with WCAS VIII and Blackstone Capital Partners (“Blackstone”), under which an affiliate of each of WCAS VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the years ended May 31, 2002, 2001 and 2000. At May 31, 2002 and 2001, $125 of such amounts was recorded within payable to affiliates in the Company’s consolidated balance sheets.

      The Company is a party to various transactions involving entities controlled by Abraham Selman, the 20% minority shareholder in the Company’s Dominican Republic operations. During the year ended May 31, 2002, the Company paid entities owned by Mr. Selman amounts totaling approximately $3,451, including $3,148 related to the build-out of the Company’s wireless operations in the Dominican Republic. At May 31, 2002, there were no amounts owed by the Company to entities controlled by Mr. Selman. At May 31, 2002, the Company was owed approximately $666 by companies under Mr. Selman’s control.

Note 11. Commitments and Contingencies

     Legal Proceedings

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of intent or not less than $15,000 in damages. While it is not possible to determine the ultimate disposition of this matter, the Company believes that the outcome will not have a material adverse effect on its financial condition or results of operations. To the Company’s knowledge, there are no other material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of the Company’s property is subject that is likely to have a material adverse effect on its business or results of operations.

     Lease Commitments

      As of May 31, 2002, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year were as follows:

2003	$20,602
2004	18,474
2005	17,160
2006	14,846
2007	11,980
2008 and thereafter	85,961

$169,023

      Rent expense under operating leases was approximately $23,131, $16,757 and $11,787 for the years ended May 31, 2002, 2001 and 2000, respectively.

     Equipment and Installation Services

      In February 2002, Centennial Cable entered into an agreement with a subsidiary of Motorola, Inc. (the “Motorola Agreement”) pursuant to which it agreed to purchase equipment for the digital conversion of its cable operations through July 2002. The Company has met its purchase commitment under this agreement as of May 31, 2002. Centennial Cable will utilize amounts available under its Cable TV Credit Facility to fund the purchases under the Motorola Agreement.

      In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40,000. We have committed to purchase $15,276 under this agreement as of May 31, 2002.

      In March 2001, Centennial Digital Jamaica entered into an agreement with Lucent Technologies (the “Lucent Agreement”) pursuant to which it agreed to purchase $65,000 of equipment and services from Lucent Technologies. Centennial Digital Jamaica has committed to purchase $65,000 under this agreement as of May 31, 2002. Centennial Digital Jamaica will utilize amounts available under its Lucent Credit Facility to fund purchases under the Lucent Agreement. See Note 14 for a discussion of the sale of Centennial Digital Jamaica.

     Other Commitments and Contingencies

      In May 2002, the Company announced that it entered into an agreement with AAT Communications Corp. (“AAT”) to sell to AAT 186 telecommunications towers located in the Company’s U.S. wireless serving areas for a purchase price of approximately $34,100 in cash, subject to adjustment. Under the terms of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

the agreement, the Company will leaseback space on the towers from AAT. This agreement is subject to customary closing conditions and is expected to close on a rolling basis in the second and third quarters of fiscal year 2003.

      In April 2002, the Company announced that in response to inquiries from interested parties, it had engaged Morgan Stanley to assist the Company in evaluating strategic alternatives for its cable television properties in Puerto Rico, Centennial Cable TV. See Note 14 for a further discussion.

Note 12. Condensed Consolidating Financial Data

      Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”) are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 Subordinated Debt issued by the Company, and CPROC has guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2002

(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$13,539	$—	$20,332	$—	$—	$33,871
Accounts receivable — net	46,440	—	43,794	—	(1,458)	88,776
Inventory — phones and accessories — net	1,636	—	10,502	—	—	12,138
Prepaid expenses and other current assets	3,966	—	16,918	—	—	20,884

Total current assets	65,581	—	91,546	—	(1,458)	155,669
Property, plant & equipment — net	270,073	—	471,220	—	—	741,293
Equity investments in wireless systems — net	—	—	2,443	—	—	2,443
Debt issuance costs — net	20,884	—	22,670	—	—	43,554
U.S. wireless licenses — net	—	—	259,128	—	—	259,128
Caribbean wireless licenses — net	—	—	72,492	—	—	72,492
Goodwill — net	4,186	—	129,345	—	—	133,531
Franchise license costs — net	—	—	155,056	—	—	155,056
Intercompany	—	1,324,446	980,084	593,824	(2,898,354)	—
Investment in subsidiaries	—	(360,241)	556,719	(842,768)	646,290	—
Other assets — net	5,413	5,227	38,930	—	(5,227)	44,343

Total	$366,137	$969,432	$2,779,633	$(248,944)	$(2,258,749)	$1,607,509

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$21,631	$40,625	$3,539	$—	$—	$65,795
Accounts payable	17,478	—	14,076	—	(1,050)	30,504
Accrued expenses and other current liabilities	35,077	—	119,930	—	(408)	154,599
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	74,186	40,625	137,670	—	(1,458)	251,023
Long-term debt	678,740	838,125	51,109	174,748	—	1,742,722
Deferred federal income taxes	—	—	76,004	—	(5,227)	70,777
Minority interest	—	—	976	—	—	976
Other liabilities	—	12,946	—	—	—	12,946
Intercompany	21,324	920,500	1,909,449	47,243	(2,898,516)	—
Stockholders’ equity (deficit):
Common stock	—	—	—	955	—	955
Preferred stock	465,000	—	—	—	(465,000)	—
Additional paid-in capital	(818,498)	—	1,381,565	436,273	(563,067)	436,273
Accumulated deficit	(54,615)	(835,242)	(777,140)	(899,514)	1,666,997	(899,514)
Accumulated other comprehensive loss	—	(7,522)	—	(7,522)	7,522	(7,522)

	(408,113)	(842,764)	604,425	(469,808)	646,452	(469,808)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)
Deferred compensation	—	—	—	(50)	—	(50)

Total stockholders’ equity (deficit)	(408,113)	(842,764)	604,425	(470,935)	646,452	(470,935)

Total	$366,137	$969,432	$2,779,633	$(248,944)	$(2,258,749)	$1,607,509

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2002
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$265,406	$—	$454,206	$—	$(3,759)	$715,853

Costs and expenses:
Cost of equipment sold	12,694	—	45,726	—	(724)	57,696
Cost of services	41,354	—	123,331	—	(1,223)	163,462
Sales and marketing	39,125	—	65,256	—	—	104,381
General and administrative	56,007	—	83,523	—	(1,812)	137,718
Depreciation and amortization	60,205	—	98,742	—	—	158,947
Loss on impairment of assets	—		33,985		—	33,985
(Gain) loss on disposition of assets	(22)	—	547	—	—	525

	209,363	—	451,110	—	(3,759)	656,714

Operating income	56,043	—	3,096	—	—	59,139

Income from equity investments	—	—	564	—	—	564
(Loss) income from investments in subsidiaries	—	(57,131)	11,077	(57,131)	103,185	—
Interest expense — net	(44,966)	(83,638)	(1,344)	(20,390)	—	(150,338)
Other	—	—	96	—	—	96
Intercompany interest allocation	—	83,638	(83,638)	—	—	—

Income (loss) before income tax expense and minority interest	11,077	(57,131)	(70,149)	(77,521)	103,185	(90,539)
Income tax benefit	—	—	11,476	—	—	11,476

Income (loss) before minority interest	11,077	(57,131)	(58,673)	(77,521)	103,185	(79,063)
Minority interest in loss of subsidiaries	—	—	1,542	—	—	1,542

Net income (loss)	$11,077	$(57,131)	$(57,131)	$(77,521)	$103,185	$(77,521)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2002
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net income (loss)	$11,077	$(57,131)	$(57,131)	$(77,521)	$103,185	$(77,521)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,205	—	98,742	—	—	158,947
Minority interest in loss of subsidiaries	—	—	(1,542)	—	—	(1,542)
Deferred income taxes	—	—	1,405	—	—	1,405
Income from equity investments	—	—	(564)	—	—	(564)
Equity in undistributed earnings of subsidiaries	—	57,131	(11,077)	57,131	(103,185)	—
Loss on impairment of assets	—	—	33,985	—	—	33,985
Gain (loss) on disposition of assets	(22)	—	547	—	—	525
Noncash expenses	24,284	—	(26,633)	2,349	—	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase)	(12,817)	—	(4,780)	—	1,458	(16,139)
Prepaid expenses and other current assets — decrease	737	—	3,333	—	—	4,070
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	1,392	—	(8,766)	—	(1,458)	(8,832)
Deferred revenue and customer deposits — increase	5,924	—	4,869	—	—	10,793
Other	3,550	—	6,543	—	—	10,093

Total adjustments	83,253	57,131	96,062	59,480	(103,185)	192,741

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	94,330	—	38,931	(18,041)	—	115,220

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	122	—	95	—	—	217
Capital expenditures	(91,226)	—	(123,453)	—	—	(214,679)
Acquisitions, net of cash acquired	—	—	(1,323)	—	—	(1,323)
Payments, net, for assets held under capital leases	—	—	(9,100)	—	—	(9,100)
Distributions received from equity investments	—	—	43	—	—	43

NET CASH USED IN INVESTING ACTIVITIES	(91,104)	—	(133,738)	—	—	(224,842)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	55,000	98,000	50,251	—	—	203,251
Repayment of debt	(17,129)	(70,250)	(595)	(1,388)	—	(89,362)
Debt issuance costs paid	(4,000)	—	(576)	—	—	(4,576)
Proceeds from the exercise of stock options	—	—	—	1,587	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	1,898	—	1,898
Capital contributed from minority interest in subsidiaries	—	—	7,350	—	—	7,350
Cash received from (paid to) affiliates	(32,458)	(27,750)	60,208	—	—	—
Cash advances from subsidiaries (to parent)	—	—	(15,944)	15,944	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,413	—	100,694	18,041	—	120,148

NET DECREASE IN CASH AND CASH EQUIVALENTS	4,639	—	5,887	—	—	10,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,900	—	14,445	—	—	23,345

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,539	$—	$20,332	$—	$—	$33,871

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2001
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$8,900	$—	$14,445	$—	$—	$23,345
Accounts receivable — net	33,623	—	39,015	—	—	72,638
Inventory — phones and accessories — net	3,610	—	17,448	—	—	21,058
Prepaid expenses and other current assets	2,723	—	12,069	—	—	14,792

Total current assets	48,856	—	82,977	—	—	131,833
Property, plant & equipment — net	242,163	—	392,374	—	—	634,537
Equity investments in wireless systems — net	—	—	1,953	—	—	1,953
Debt issuance costs — net	20,659	—	29,891	—	—	50,550
U.S. wireless licenses — net	—	—	266,773	—	—	266,773
Caribbean wireless licenses — net	—	—	120,061	—	—	120,061
Goodwill — net	5,162	—	140,907	—	—	146,069
Franchise license costs — net	—	—	164,752	—	—	164,752
Intercompany	1,571	1,296,500	961,311	591,171	(2,850,553)	—
Investment in subsidiaries	—	(303,111)	449,415	(778,111)	631,807	—
Other assets — net	5,422	—	72,325	—	—	77,747

Total	$323,833	$993,389	$2,682,739	$(186,940)	$(2,218,746)	$1,594,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long term-debt	$11,750	$16,250	$559	$1,388	$—	$29,947
Accounts payable	16,745	—	21,301	—	—	38,046
Accrued expenses and other current liabilities	29,808	—	130,761	732	—	161,301
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	58,303	16,250	152,746	2,120	—	229,419
Long-term debt	650,750	834,750	4,389	172,400	—	1,662,289
Deferred federal income taxes	—	—	73,554	—	—	73,554
Minority interest in subsidiaries	—	—	17,431	—	—	17,431
Other liabilities	—	—	1,512	—	—	1,512
Intercompany	130,198	920,500	1,771,551	28,470	(2,850,719)	—
Stockholders’ equity (deficit):
Common stock	—	—	—	949	—	949
Preferred stock	465,000	—	—	—	(465,000)	—
Additional paid-in capital	(914,726)	—	1,381,565	432,375	(466,839)	432,375
Accumulated deficit	(65,692)	(778,111)	(720,009)	(821,993)	1,563,812	(821,993)

	(515,418)	(778,111)	661,556	(388,669)	631,973	(388,669)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)
Deferred compensation	—	—	—	(184)	—	(184)

Total stockholders’ equity (deficit)	(515,418)	(778,111)	661,556	(389,930)	631,973	(389,930)

Total	$323,833	$993,389	$2,682,739	$(186,940)	$(2,218,746)	$1,594,275

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2001
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$229,669	$—	$418,879	$—	$(4,656)	$643,892

Costs and expenses:
Cost of equipment sold	9,030	—	39,883	—	—	48,913
Cost of services	28,008	—	103,456	—	(406)	131,058
Sales and marketing	35,799	—	58,565	—	—	94,364
General and administrative	46,797	—	71,902	—	(4,250)	114,449
Depreciation and amortization	49,158	—	65,486	—	—	114,644
Gain on disposition of assets	(5)	—	(369,176)	—	—	(369,181)

	168,787	—	(29,884)	—	(4,656)	134,247

Operating income	60,882	—	448,763	—	—	509,645

Income from equity investments	—	—	8,033	—	—	8,033
Income from investments in subsidiaries	—	204,091	(7,590)	204,091	(400,592)	—
Interest expense — net	(66,846)	(69,894)	1,335	(21,174)	—	(156,579)
Other	—	—	68	—	—	68
Intercompany interest allocation	—	69,894	(69,894)	—	—	—

(Loss) income before income tax expense, minority interest and cumulative effect of change in accounting principle	(5,964)	204,091	380,715	182,917	(400,592)	361,167
Income tax expense	—	—	(185,692)	—	—	(185,692)

(Loss) income before minority interest and cumulative effect of change in accounting principle	(5,964)	204,091	195,023	182,917	(400,592)	175,475
Minority interest in loss of subsidiaries	—	—	11,161	—	—	11,161

(Loss) income before cumulative effect of change in accounting principle	(5,964)	204,091	206,184	182,917	(400,592)	186,636
Cumulative effect of change in accounting principle	(1,626)	—	(2,093)	—	—	(3,719)

Net (loss) income	$(7,590)	$204,091	$204,091	$182,917	$(400,592)	$182,917

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2001
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(7,590)	$204,091	$204,091	$182,917	$(400,592)	$182,917

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,158	—	65,486	—	—	114,644
Minority interest in loss of subsidiaries	—	—	(11,161)	—	—	(11,161)
Deferred income taxes	—	—	32,758	—	—	32,758
Income from equity investments	—	—	(8,033)	—	—	(8,033)
Equity in undistributed earnings of subsidiaries	—	(204,091)	7,590	(204,091)	400,592	—
(Gain) loss on disposition of assets	(5)	—	(369,176)	—	—	(369,181)
Cumulative effect of change in accounting principle	1,626	—	2,093	—	—	3,719
Noncash expenses	15,380	—	(17,630)	2,250	—	—
Other	3,427	—	3,430	—	—	6,857
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase)	(6,570)	—	(4,092)	—	—	(10,662)
Prepaid expenses and other current assets — (increase)	(2,796)	—	(12,518)	—	—	(15,314)
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	(4,378)	—	39,585	—	—	35,207
Deferred revenue and customer deposits — increase	8,632	—	6,773	—	—	15,405

Total adjustments	64,474	(204,091)	(264,895)	(201,841)	400,592	(205,761)

Net cash provided by (used in) operating activities	56,884	—	(60,804)	(18,924)	—	(22,844)

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	6	—	489,721	—	—	489,727
Capital expenditures	(90,721)	—	(134,257)	—	—	(224,978)
Acquisitions, net of cash acquired	(2,002)	—	(342,167)	—	—	(344,169)
Deposits on long-term assets	—	—	(30,000)	—	—	(30,000)
Proceeds from maturity of restricted securities	—	—	19,888	—	—	19,888
Purchase of short-term investments	—	—	(250,519)	—	—	(250,519)
Proceeds from sale of short-term investments	—	—	252,626	—	—	252,626
Distributions received from equity investments	—	—	16,423	—	—	16,423
Capital contributed to equity investments	—	—	(821)	—	—	(821)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(92,717)	—	20,894	—	—	(71,823)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	213,400	186,000	4,365	—	—	403,765
Repayment of debt	(238,900)	(40,000)	(19,813)	—	—	(298,713)
Debt issuance costs paid	—	—	(2,220)	—	—	(2,220)
Proceeds from the exercise of stock options	—	—	—	2,301	—	2,301
Cash received from (paid to) affiliates	65,255	(146,000)	80,745	—	—	—
Cash advances from subsidiaries (to parent)	63	—	(16,686)	16,623	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,818	—	46,391	18,924	—	105,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,985	—	6,481	—	—	10,466
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,915	—	7,964	—	—	12,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,900	$—	$14,445	$—	$—	$23,345

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2000
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$194,940	$—	$350,869	$—	$(2,084)	$543,725

Costs and expenses:
Cost of equipment sold	4,478	—	29,060	—	—	33,538
Cost of services	27,697	—	77,256	—	(515)	104,438
Sales and marketing	30,076	—	46,724	—	—	76,800
General & administrative	47,416	—	45,243	—	(1,569)	91,090
Depreciation and amortization	45,007	—	37,617	—	—	82,624
Loss on disposition of assets	45	—	27	—	—	72

	154,719	—	235,927	—	(2,084)	388,562

Operating income	40,221	—	114,942	—	—	155,163

Income from equity investments	—	—	16,500	—	—	16,500
Income from investments in subsidiaries	—	39,385	13,420	39,385	(92,190)	—
Interest expense — net	(26,801)	(102,897)	2,912	(22,708)	—	(149,494)
Intercompany interest allocation	—	102,897	(102,897)	—	—	—

Income before income tax expense and minority interest	13,420	39,385	44,877	16,677	(92,190)	22,169
Income tax expense	—	—	(5,568)	—	—	(5,568)

Income before minority interest	13,420	39,385	39,309	16,677	(92,190)	16,601
Minority interest in loss of subsidiaries	—	—	76	—	—	76

Net Income	$13,420	$39,385	$39,385	$16,677	$(92,190)	$16,677

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2000
(Amounts in thousands)

						Centennial
	Centennial	Centennial		Centennial		Communications
	Puerto Rico	Cellular		Communications		Corp. and
	Operations Corp.	Operating Co. LLC	Non-Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net income	$13,420	$39,385	$39,385	$16,677	$(92,190)	$16,677

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,576	—	36,048	—	—	82,624
Minority interest in loss of subsidiaries	—	—	(76)	—	—	(76)
Deferred income taxes	(236)	—	(3,613)	—	—	(3,849)
Income from equity investments	—	—	(16,500)	—	—	(16,500)
Equity in undistributed earnings of subsidiaries	—	(39,385)	(13,420)	(39,385)	92,190	—
Loss on disposition of assets	45	—	27	—	—	72
Noncash expenses	7,163	—	(9,413)	2,250	—	—
Other	1,233	—	5,778	—	—	7,011
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable — (increase)	(9,350)	—	(6,737)	—	—	(16,087)
Prepaid expenses and other current assets — (increase)	(3,857)	—	(3,255)	—	—	(7,112)
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	3,481	—	(1,273)	(7,583)	—	(5,375)
Deferred revenue and customer deposits — (decrease) increase	(20)	—	1,714	—	—	1,694

Total adjustments	45,035	(39,385)	(10,720)	(44,718)	92,190	42,402

Net cash provided by (used in) operating activities	58,455	—	28,665	(28,041)	—	59,079

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	358	—	346	—	—	704
Capital expenditures	(103,019)	—	(46,093)	—	—	(149,112)
Acquisitions, net of cash acquired	(30,902)	—	(69,421)	—	—	(100,323)
Purchase of restricted securities	—	—	(39,886)	—	—	(39,886)
Proceeds from maturity of restricted securities	—	—	79,882	—	—	79,882
Acquisition of minority partnership interests	—	—	(323)	—	—	(323)
Distributions received from equity investments		—	19,779	—	—	19,779
Capital contributed to equity investments	—		(3,079)			(3,079)

NET CASH USED IN INVESTING ACTIVITIES	(133,563)	—	(58,795)	—	—	(192,358)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,024,975	33,800	—	9,243	—	1,068,018
Repayment of debt	(497,975)	(471,550)	—	—	—	(969,525)
Debt issuance costs paid	(2,182)	(2,683)	—	—	—	(4,865)
Proceeds from the exercise of stock options	—	—	—	1,389	—	1,389
Cash received from (paid to) affiliates	(454,055)	440,433	13,622	—	—	—
Cash advances from subsidiaries (to parent)	161	—	(17,570)	17,409	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,924	—	(3,948)	28,041	—	95,017

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,184)	—	(34,078)	—	—	(38,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,099	—	42,042	—	—	51,141

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,915	$—	$7,964	$—	$—	$12,879

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

Note 13. Segment Information

      The Company’s consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered and geographic location. Caribbean Wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company’s wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before loss on impairment of assets, (gain) loss on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense-net, income taxes, and depreciation and amortization. See Note 14 for a discussion of the sale of the Company’s Jamaican wireless operation and agreement to sell its Jamaican Internet service provider operation.

      Information about the Company’s operations in its three business segments for the years ended May 31, 2002, 2001 and 2000 is as follows:

	Year Ended May 31,

	2002	2001	2000

Caribbean Wireless
Service revenue(1)	$223,367	$184,572	$155,718
Equipment sales	11,228	12,121	6,817

Total revenue(1)	234,595	196,693	162,535
Adjusted EBITDA	78,492	79,044	76,555
Total assets	440,235	413,480	323,260
Capital expenditures	110,382	116,838	72,737
Caribbean Broadband
Switched revenue	$25,820	$18,188	$11,085
Dedicated revenue	31,346	20,126	16,575
Video revenue	47,841	22,538	—
Other revenue	32,830	28,216	16,218

Total revenue	137,837	89,068	43,878
Adjusted EBITDA	25,199	23,757	9,640
Total assets	602,419	553,327	103,662
Capital expenditures	73,556	62,622	30,843
U.S. Wireless
Service revenue(1)	$246,779	$240,856	$217,459
Roaming revenue	92,584	109,487	113,291
Equipment sales	11,688	14,551	14,196

Total revenue(1)	351,051	364,894	344,946
Adjusted EBITDA	148,905	152,307	151,664
Total assets	1,818,725	1,785,541	1,356,931
Capital expenditures	30,741	45,518	45,532

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

	Year Ended May 31,

	2002	2001	2000

Eliminations
Total revenue(2)	$(7,630)	$(6,763)	$(7,634)
Total assets(3)	(1,253,870)	(1,158,073)	(611,120)
Consolidated
Total revenue(1)	$715,853	$643,892	$543,725
Adjusted EBITDA	252,596	255,108	237,859
Total assets	1,607,509	1,594,275	1,172,733
Capital expenditures	214,679	224,978	149,112

(1)	The Company changed its presentation of incollect cost during the year ended May 31, 2001. See Note 1 for a discussion of the reclassification from revenue to cost of services.

(2)	Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(3)	Elimination of intercompany investments.

Reconciliation of (Loss) Income before Income Tax Benefit (Expense), Minority Interest and Cumulative Effect of Change in Accounting Principle

	May 31,

	2002	2001	2000

Adjusted EBITDA for reportable segments	$252,596	$255,108	$237,859
Interest expense, net	(150,338)	(156,579)	(149,494)
Depreciation and amortization	(158,947)	(114,644)	(82,624)
Income from equity investments	564	8,033	16,500
Loss on impairment of assets	(33,985)	—	—
(Loss) gain on disposition of assets	(525)	369,181	(72)
Other	96	68	—

(Loss) income before income tax benefit (expense), minority interest and cumulative effect of change in accounting principle	$(90,539)	$361,167	$22,169

Note 14. Subsequent Events

      On August 12, 2002, the Company announced that it had ended its formal process to explore strategic alternatives for its cable television system in Puerto Rico and intends to continue to operate these systems.

      On August 22, 2002, the Company sold its 51% interest in Centennial Digital Jamaica to Oceanic Digital Communications, the 49% shareholder of Centennial Digital Jamaica. On August 19, 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited to the 40% minority shareholder in Infochannel Limited. The Infochannel transaction is expected to close in August or September 2002. These transactions will not result in a material gain or loss and will reduce the Company’s consolidated long-term debt by approximately $45,000 (largely comprised of the Lucent Credit Facility which is non-recourse to the Company).

      In August 2002, WCAS informed the Company that between April and August 2002, an affiliate of WCAS purchased in open market transactions approximately $175,000 principal amount of the Company’s

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

10 3/4% Subordinated Debt due 2008 (of which approximately $35,000 was acquired during the Company’s fiscal year ended May 31, 2002). It is possible that the fiscal year 2003 acquisitions may result in a material tax liability to the Company. The Company believes that as of May 31, 2002, any potential tax liability relating to WCAS’ fiscal year 2002 acquisitions would not be material. Management is continuing to evaluate the effect of all these acquisitions on the Company.

Note 15. Quarterly Financial Information (unaudited)

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2001	2001	2002	2002

Revenues	$174,164	$173,369	$176,702	$191,618
Operating income (loss)	28,594	20,437	13,633	(3,525)
Net loss	(8,716)	(20,326)	(13,050)	(35,429)
(Loss) income per common share:
Basic	(0.09)	(0.21)	(0.14)	(0.37)
Diluted	(0.09)	(0.21)	(0.14)	(0.37)

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2000	2000	2001	2001

Revenues(1)	$157,693	$165,846	$156,948	$163,405
Operating income	77,955	372,523	31,802	27,365
Income (loss) before cumulative effect of change in accounting principle	23,851	182,240	(3,935)	(15,520)
Cumulative effect of change in accounting principle(2)	(3,719)	—	—	—
Net income (loss)(2)	20,132	182,240	(3,935)	(15,520)
Income (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	0.25	1.93	(0.04)	(0.16)
Cumulative effect of change in accounting principle(2)	(0.04)	—	—	—
Net income (loss)(2)	0.21	1.93	(0.04)	(0.16)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2002, 2001 and 2000
(Amounts in thousands, except subscriber, share and per share data)

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2000	2000	2001	2001

Diluted:
Income (loss) before cumulative effect of change in accounting principle	0.25	1.88	(0.04)	(0.16)
Cumulative effect of change in accounting principle(2)	(0.04)	—	—	—
Net income (loss)(2)	0.21	1.88	(0.04)	(0.16)

(1)	The Company changed its presentation of incollect cost during the year ended May 31, 2001. The change was a reclassification from revenue to cost of services. The amounts reclassified for the quarters ended August 31, 2000, November 30, 2000 and February 28, 2001 were $12,449, $11,485 and $8,616, respectively (see Note 1).

(2)	Effective June 1, 2000, the Company changed its method of accounting for certain customer activation fees upon adoption of SAB No. 101. The cumulative effect of this accounting change resulted in a one-time, non-cash charge of $3,719, net of income taxes of $2,271, or $0.04 per share (see Note 1).

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
	of year	expenses	accounts	Deductions	year

Year ended May 31, 2002
Allowance for Doubtful Accounts	$13,047	$14,613	$946	$12,723	$15,883

Reserve for Inventory Obsolescence	$1,261	$2,140	$102	$728	$2,775

Year ended May 31, 2001
Allowance for Doubtful Accounts	$6,539	$13,792	$—	$7,284	$13,047

Reserve for Inventory Obsolescence	$1,052	$652	$—	$443	$1,261

Year ended May 31, 2000
Allowance for Doubtful Accounts	$3,763	$24,358	$—	$21,582	$6,539

Reserve for Inventory Obsolescence	$1,315	$142	$—	$405	$1,052

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2002 and 2001, and for each of the three years in the period ended May 31, 2002, and have issued our report thereon dated August 27, 2002, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, in fiscal 2002 and the Company’s change in method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, in fiscal 2001); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

New York, New York

August 27, 2002

      The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number			Description

2.1		—	Agreement and Plan of Merger, dated as of July 2, 1998, by and between CCW Acquisition Corp. and Centennial Communications Corp. (incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on July 16, 1998.
2.2		—	Amendment to Agreement and Plan of Merger, dated as of November 29, 1998, by and between CCW Acquisition Corp. and Centennial Communications Corp. (incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 7, 1998).
3.1		—	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 6, 2000).
3.2		—	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.1		—	First Amended and Restated Stockholders Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).
4.2		—	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).
4.3		—	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Norwest Bank Minnesota as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4		—	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5		—	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
4.6		—	Pledge and Escrow Agreement, dated as of December 14, 1998, from Centennial Cellular Operating Co. LLC and Centennial Communications Corp., as Pledgors, to The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
10.1.	1	—	Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders named therein; the Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of America, N.A. as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on April 13, 2000).

Exhibit
Number			Description

10.1.	2	—	Amendment No. 1 dated as of July 28, 2000, to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co- syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on October 15, 2001).
10.1.	3	—	Amendment No. 2 dated as of August 3, 2001 to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co-syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on October 15, 2001).
10.1.	4	—	Amendment No. 3 dated as of September 5, 2001 to the credit agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000 and Amendment No. 2 dated as of August 3, 2001, among Centennial Cellular Operating Co. LLC, as borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party hereto; each of the lenders from time to time party hereto; The Chase Manhattan Bank, as co-lead arranger and co-syndication agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-lead arranger and co-syndication agent; Bank of America, N.A., as arranger and administrative agent; and The Bank of Nova Scotia, as documentation agent (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on October 15, 2001).
*10.2		—	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
10.3		—	Facilities Agreement dated as of January 2, 1995 between Century ML Cable Venture and Century-ML Cable Corporation (incorporated by reference to Exhibit 10.16 to Centennial Communications Corp.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997).
*10.4		—	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp’s Proxy Statement on Form 14A filed on September 27, 1999).
10.5		—	Asset Purchase Agreement, dated as of July 24, 2000, by and between Century Yuma Cellular Corp., Hendrix Radio Communications, Inc., El Centro Cellular Corp., Century El Centro Cellular Corp., Centennial Southwest License Company LLC, Centennial Communications Corp., WWC License LLC and Western Wireless Corporation (incorporated by reference to Exhibit 10.7 to Centennial Communications Corp.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000).

Exhibit
Number		Description

10.6	—	Asset Purchase Agreement, dated as of May 15, 2000, among Centennial Puerto Rico Cable TV Corp., Pegasus Communications Corporation, Pegasus Cable Television of San German, Inc. and MCT Cablevision, Limited Partnership (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on October 16, 2000).
10.7	—	Centennial Communications Corp. and its Subsidiaries Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 to Centennial Communications Corp.’s Form S-8 filed on June 22, 2000).
***10.8	—	Employment Agreement dated as of March 11, 2002 between Centennial Communications Corp. and Paget Alves.
***10.9	—	Employment Agreement dated as of March 11, 2002 between Centennial Communications Corp. and Thomas Cogar.
***10.10	—	Employment Agreement dated as of July 28, 2002 between Centennial Communications Corp. and Thomas Fitzpatrick.
***10.11	—	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Thomas Bucks.
***10.12	—	Employment Agreement dated as of May 1, 2000 between Centennial Communications Corp. and Nassry Zamora.
***10.13	—	Employment Agreement dated as of December 1, 1999 between Centennial Communications Corp. and Richard Gasink.
***10.14	—	Employment Agreement dated as of October 20, 1999 between Centennial Communications Corp. and Carlos Bofill.
***10.15	—	Severance Agreement and General Release dated as of April 1, 2002 between Centennial Communications Corp. and Carlos Bofill.
***10.16	—	Promissory Note dated as of May 1, 2002 in the amount of $100,000 issued by Thomas Cogar to Centennial Communications Corp.
**12	—	Computation of Ratios.
**21	—	Subsidiaries of Centennial Communications Corp.
**23.1	—	Consent of Deloitte & Touche LLP.
**99.1	—	Certification of Michael J. Small, Principal Executive Officer.
**99.2	—	Certification of Peter W. Chehayl, Principal Financial Officer.

*	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended May 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 2002.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/MICHAEL J. SMALL

Michael J. Small
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended May 31, 2002 has been signed below by the following persons in the capacities indicated on the 27th day of August, 2002.

/s/ MICHAEL J. SMALL Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)

/s/ PETER W. CHEHAYL Peter W. Chehayl	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS E. BUCKS Thomas E. Bucks	Senior Vice President — Controller (Principal Accounting Officer)

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Chairman, Board of Directors

/s/ CARMEN ANA CULPEPER Carmen Ana Culpeper	Director

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director

/s/ MARK T. GALLOGLY Mark T. Gallogly	Director

/s/ JAMES R. MATTHEWS James R. Matthews	Director

/s/ DAVID M. TOLLEY David M. Tolley	Director

/s/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director

II-4