Form 10-Q
period 2002-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2002-10-15
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002
                                       OR
                                       [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from        to
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

Common Stock - 95,696,036 outstanding shares as of October 10, 2002

                                TABLE OF CONTENTS

Part I -  Financial Information...................................................................................1
Item 1.   Financial Statements....................................................................................1
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................21
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................................36
Item 4.   Controls and Procedures................................................................................36
Part II - Other Information......................................................................................37
Item 1.   Legal Proceedings......................................................................................37
Item 2.   Changes in Securities and Use of Proceeds..............................................................37
Item 3.   Defaults Upon Senior Securities........................................................................37
Item 4.   Submission of Matters to a Vote of Security Holders....................................................37
Item 5.   Other Information......................................................................................37
Item 6.   Exhibits and Reports on Form 8-K.......................................................................37

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         AUGUST 31,
                                                                                           2002                  MAY 31,
                                                                                        (UNAUDITED)                2002
                                                                                        -----------             -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $    24,048             $    33,871
    Accounts receivable, less allowance for doubtful accounts of
      $17,355 and $15,883, respectively                                                      88,297                  88,776
    Inventory - phones and accessories, less allowance for obsolescence
      of $2,546 and $2,775, respectively                                                      8,986                  12,138
    Prepaid expenses and other current assets                                                37,362                  20,884
                                                                                        -----------             -----------
        Total Current Assets                                                                158,693                 155,669
Property, plant and equipment, net                                                          693,468                 741,293
Equity investments in wireless systems, net                                                   2,497                   2,443
Debt issuance costs, less accumulated amortization of $28,780 and $26,858,
    respectively                                                                             41,624                  43,554
U.S. wireless licenses                                                                      371,766                 326,711
Caribbean wireless licenses, less accumulated amortization of
    $10,516 and $10,266, respectively                                                        72,242                  72,492
Goodwill                                                                                     27,984                  27,984
Franchise license costs                                                                     217,293                 193,021
Other assets, net                                                                            41,109                  44,342
                                                                                        -----------             -----------
        TOTAL ASSETS                                                                    $ 1,626,676             $ 1,607,509
                                                                                        ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt                                                   $    71,756             $    65,795
    Accounts payable                                                                         27,030                  30,504
    Accrued expenses and other current liabilities                                          167,634                 154,599
    Payable to affiliates                                                                       125                     125
                                                                                        -----------             -----------
        Total Current Liabilities                                                           266,545                 251,023
Long-term debt                                                                            1,676,813               1,742,722
Deferred federal income taxes                                                               139,529                  70,777
Minority interest in subsidiaries                                                               925                     976
Other liabilities                                                                            14,342                  12,946
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock par value $0.01 per share: 150,000,000 shares authorized;
      issued 95,681,931 and 95,482,191 shares, respectively; and outstanding
      95,611,428 and 95,411,688 shares, respectively                                            957                     955
    Additional paid-in capital                                                              436,774                 436,273
    Accumulated deficit                                                                    (899,755)               (899,514)
    Accumulated other comprehensive loss                                                     (8,349)                 (7,522)
                                                                                        -----------             -----------
                                                                                           (470,373)               (469,808)
    Less: cost of 70,503 common shares in treasury                                           (1,077)                 (1,077)
    Deferred compensation                                                                       (28)                    (50)
                                                                                        -----------             -----------
        Total Stockholders' Equity (Deficit)                                               (471,478)               (470,935)
                                                                                        -----------             -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,626,676             $ 1,607,509
                                                                                        ===========             ===========

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                           -----------------------------------
                                                                        AUGUST 31, 2002           AUGUST 31, 2001
                                                                           ---------                 ---------
Revenue:
    Service revenue                                                        $ 186,622                 $ 167,949
    Equipment sales                                                            5,272                     6,215
                                                                           ---------                 ---------
                                                                             191,894                   174,164
                                                                           ---------                 ---------

Costs and Expenses:
    Cost of equipment sold                                                    15,171                    12,857
    Cost of services                                                          42,268                    40,410
    Sales and marketing                                                       23,831                    25,898
    General and administrative                                                34,819                    32,127
    Depreciation and amortization                                             36,481                    34,278
    Gain on disposition of assets                                             (2,375)                     --
                                                                           ---------                 ---------
                                                                             150,195                   145,570
                                                                           ---------                 ---------

Operating income                                                              41,699                    28,594
                                                                           ---------                 ---------

Income from equity investments                                                    54                       145
Interest expense, net                                                        (38,273)                  (37,928)
Other                                                                             (7)                       73
                                                                           ---------                 ---------

    Income (loss) before income taxes and minority interest                    3,473                    (9,116)
Income tax expense                                                            (3,765)                   (3,670)
                                                                           ---------                 ---------

    Loss before minority interest                                               (292)                  (12,786)
Minority interest in loss of subsidiaries                                         51                     4,070
                                                                           ---------                 ---------

Net loss                                                                   $    (241)                $  (8,716)
                                                                           =========                 =========

Loss per share:
    Basic and diluted                                                      $   (0.00)                $   (0.09)
                                                                           =========                 =========

Weighted-average number of shares outstanding:
Basic and diluted                                                             95,479                    94,923
                                                                           =========                 =========

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                        THREE MONTHS ENDED
                                                                                               ------------------------------------
                                                                                               AUGUST 31,                AUGUST 31,
                                                                                                 2002                      2001
                                                                                               ---------                 ---------
OPERATING ACTIVITIES:
    Net (loss) income                                                                          $    (241)                $  (8,716)
                                                                                               ---------                 ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                 36,481                    34,278
    Minority interest in loss of subsidiaries                                                        (51)                   (4,070)
    Deferred income taxes                                                                           --                       2,059
    Income from equity investments                                                                   (54)                     (145)
    Gain on disposition of assets                                                                 (2,375)                     --
    Other                                                                                          8,978                     2,060
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
        Increase in accounts receivable                                                           (1,371)                   (9,716)
        Increase in prepaid expenses and other current assets                                     (2,032)                   (3,690)
        Increase (decrease) in accounts payable, accrued expenses and other
           current liabilities                                                                     6,123                   (19,124)
        Increase in deferred revenue and customer deposits                                           195                     7,256
                                                                                               ---------                 ---------
    Total adjustments                                                                             45,894                     8,908
                                                                                               ---------                 ---------
        Net cash provided by operating activities                                                 45,653                       192
                                                                                               ---------                 ---------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                      1,017                      --
    Capital expenditures                                                                         (35,465)                  (83,210)
    Deposits on long-term assets                                                                    --                     (15,000)
                                                                                               ---------                 ---------
        Net cash used in investing activities                                                    (34,448)                  (98,210)
                                                                                               ---------                 ---------
FINANCING ACTIVITIES:

    Proceeds from the issuance of long-term debt                                                  11,848                    92,250
    Repayment of debt                                                                            (33,359)                   (1,624)
    Proceeds from the exercise of stock options                                                     --                         295
    Proceeds from issuance of common stock under employee stock purchase plan                        483                     1,896
                                                                                               ---------                 ---------
        Net cash (used in) provided by financing activities                                      (21,028)                   92,817
                                                                                               ---------                 ---------

Net decrease in cash and cash equivalents                                                         (9,823)                   (5,201)
Cash and cash equivalents, beginning of period                                                    33,871                    23,345
                                                                                               ---------                 ---------
Cash and cash equivalents, end of period                                                       $  24,048                 $  18,144
                                                                                               =========                 =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:

    Interest paid                                                                              $  37,042                 $  41,963
                                                                                               =========                 =========
    Income taxes paid                                                                          $     188                 $      45
                                                                                               =========                 =========

            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
       (Amounts in thousands, except subscriber, share and per share data)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2002 and the results of its consolidated operations and cash flows for the periods ended August 31, 2002 and 2001. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2002 is audited.

Income Taxes:

The Company had a worldwide effective tax rate of 108.4% for the three months ended August 31, 2002 primarily as a result of: pre-tax book losses generated in the Dominican Republic for which the Company cannot record a tax benefit and certain interest expense related to the Company's unsecured subordinated notes due 2009 ("Mezzanine Debt") that is not deductible for U.S. income tax purposes.

Reclassifications:

Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 142 on June 1, 2002.

In conjunction with the adoption of SFAS No. 142, the Company has reassessed the useful lives of previously recognized intangible assets. A significant portion of the Company's intangible assets are licenses, including licenses associated with equity method investments, that provide the Company's wireless operations with the exclusive right to utilize radio frequency spectrum to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its U.S. wireless and Puerto Rico PCS licenses. The Company's cable franchise licenses in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The

PRTB's process for granting cable license renewals is similar to the FCC process for the Company's U.S. wireless and Puerto Rico PCS licenses. Additionally, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its Puerto Rico cable franchise licenses. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise license costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and Puerto Rico franchise license costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Company to build out its existing networks. The primary assets acquired in such combinations have been wireless and cable franchise licenses. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless licenses and franchise license costs. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless and cable franchise licenses. The Company believes that the nature of its U.S. wireless licenses and related goodwill and its cable franchise licenses and related goodwill are fundamentally indistinguishable. For the periods presented, the Company amortized both U.S. wireless licenses and the related goodwill, and Franchise license costs and the related goodwill over the same respective periods using the straight-line method.

In conjunction with the adoption of SFAS No. 142, the Company reclassified approximately $67,583 of U.S. wireless goodwill to U.S. wireless licenses and approximately $37,965 of Caribbean Broadband goodwill to franchise license costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, the Company recorded an additional deferred tax liability of $69,327 as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and Franchise license costs, consistent with the approach of treating U.S. wireless licenses and Franchise license costs of $45,055 and $24,272, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless and cable franchise licenses. This reclassification, including the related impact of deferred taxes, had no affect on the Company's results of operations.

As a result of the adoption of SFAS No. 142, previously recognized goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. When testing the carrying value of these assets for impairment, the Company will determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation. Depreciation and amortization expense for the quarter ended August 31, 2002 would have been approximately $6,122 higher in the absence of SFAS No. 142. The aggregate effect of ceasing amortization decreased net loss and loss per basic and diluted share by $4,479 and $0.05, respectively.

The following tables present the impact of SFAS No. 142 on reported net loss and loss per share had the standard been in effect for the first quarter of fiscal 2002:

                                                                 AUGUST 31,      AUGUST 31,
                                                                    2002            2001
                                                                   -------         -------
Reported net loss                                                  $  (241)        $(8,716)
    Goodwill amortization                                             --             1,044
    U.S. wireless licenses amortization                               --             1,729
    Caribbean wireless licenses amortization -- Puerto Rico           --               255
    Franchise license costs amortization                              --             1,971
                                                                   -------         -------
Adjusted net loss                                                  $  (241)        $(3,717)
                                                                   =======         =======

                                                                 AUGUST 31,      AUGUST 31,
                                                                    2002            2001
                                                                   -------         -------
Reported basic and diluted loss per share                          $    --         $ (0.09)
    Goodwill amortization                                               --            0.01
    U.S. Wireless licenses amortization                                 --            0.02
    Caribbean Wireless licenses amortization -- Puerto Rico             --            0.00
    Franchise license costs amortization                                --            0.02
                                                                   -------         -------
Adjusted basic and diluted loss per share                          $    --         $ (0.04)
                                                                   =======         =======

Goodwill

The goodwill balance of $27,984 at August 31, 2002 and May 31, 2002 is recorded in the Caribbean Broadband segment.

Other Intangible Assets

The major components of the Company's other acquired intangible assets follows:

OTHER INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

                                                AS OF AUGUST 31,    AS OF MAY 31,
                                                      2002              2002
                                                    --------          --------
U.S. wireless licenses                              $371,766          $326,711
Caribbean wireless licenses -- Puerto Rico            54,159            54,159
Franchise license costs                              217,293           193,021
                                                    --------          --------
Total                                               $643,218          $573,891
                                                    ========          ========

OTHER INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

                                                         AS OF AUGUST 31, 2002                        AS OF MAY 31, 2002
                                                      ----------------------------              ----------------------------
                                                       GROSS                                     GROSS
                                                      CARRYING          ACCUMULATED             CARRYING          ACCUMULATED
                                                      AMOUNT            AMORTIZATION            AMOUNT            AMORTIZATION
                                                      -------              -------              -------              -------
Caribbean wireless licenses -- Dominican
   Republic                                           $20,000              $ 1,917              $20,000              $ 1,667
Customer lists                                         49,611               22,160               49,611               19,396
Transmission and connecting rights                      2,192                1,198                2,192                1,177
Cable ML facility                                       6,000                1,370                6,000                1,310
                                                      -------              -------              -------              -------
Total                                                 $77,803              $26,645              $77,803              $23,550
                                                      =======              =======              =======              =======

Intangible assets amortization expense was $3,095 for the quarter ended August 31, 2002. It is estimated to be $9,171 for the remainder of fiscal 2003, $11,342 in 2004, $7,167 in 2005, $4,263 in 2006 and $1,472 in 2007.

NOTE 3. DEBT

Long-term debt consists of the following:

                                            AUGUST 31,            MAY 31,
                                               2002                2002
                                           -----------          -----------
Term Loans                                 $   996,369          $ 1,009,120
Revolving Credit Facility                      190,000              200,000
10 3/4% Subordinated Debt due 2008             370,000              370,000
Mezzanine Debt                                 181,220              174,529
Lucent Credit Facility                            --                 43,233
Cable TV Credit Facility                        10,202                9,187
10 1/8% Senior Notes due 2005                      219                  219
Other                                              559                2,229
                                           -----------          -----------
    Total Long-Term Debt                     1,748,569            1,808,517
Current Portion of Long-Term Debt              (71,756)             (65,795)
                                           -----------          -----------
    Net Long-Term Debt                     $ 1,676,813          $ 1,742,722
                                           ===========          ===========

On September 5, 2001, the Company amended its bank credit facility (the "New Credit Facility") to add an additional $50,000 to the Tranche-C term loan. The New Credit Facility consists of four term loans with an original aggregate principal amount of $1,050,000, which has been reduced to $996,369 as of August 31, 2002 due to mandatory debt amortization repayments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325,000, of which $300,625 was outstanding as of August 31, 2002 and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725,000, of which $695,744 was outstanding as of August 31, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $190,000 was outstanding as of August 31, 2002. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. The

Company's obligations under the New Credit Facility are guaranteed by substantially all of the Company's subsidiaries and are collateralized by liens on substantially all of the Company's assets.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of August 31, 2002, $10,202 was outstanding under the Cable TV Credit Facility.

In 1999, the Company issued $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ("Mezzanine Debt"). All of the Mezzanine Debt is currently held by an affiliate of Welsh, Carson, Anderson & Stowe ("WCAS"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or pay-in-kind interest at a rate of 13% per annum.

The Company has been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, it has used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. As such, the Company is recording pay-in-kind interest at a rate of 13% per annum, which increases the principal amount of the Mezzanine Debt. Interest amounts for future periods will be calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at August 31, 2002, are summarized as follows:

     August 31, 2003                                        $        71,756
     August 31, 2004                                                 94,406
     August 31, 2005                                                115,889
     August 31, 2006                                                135,453
     August 31, 2007                                                527,569
     August 31, 2008 and thereafter                                 803,496
                                                            ---------------
                                                            $     1,748,569
                                                            ===============

The Company was in compliance with all covenants of its debt agreements at August 31, 2002.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2002 and 2001 was $38,477 and $38,218, respectively.

During the three months ended August 31, 2002, the Company recorded $827, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company also increased its liabilities by $1,396 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at August 31, 2002.

NOTE 4. DISPOSITIONS

In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider for $3,000, of which $1,000 has been received as a deposit as of August 31, 2002. The Infochannel transaction is expected to close in the second quarter of fiscal year 2003.

In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. The Company recorded a pre-tax gain of $2,370, which is included in gain on disposition of assets in the consolidated statement of operations. The Company reduced its net liabilities by $2,370, including consolidated long-term debt of approximately $45,100 (largely comprised of the Lucent Credit Facility which is non-recourse to the Company) as a result of this transaction.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on June 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on June 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations, financial position and cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact that this standard will have on its results of operations or financial position.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In August 2002, WCAS advised the Company that during the quarter ended August 31, 2002, an affiliate of WCAS (the "WCAS Affiliate") purchased in open market transactions approximately $140,000 principal amount of the Company's 10-3/4% senior subordinated notes (the "Notes") due 2008. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $14,700 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

In May 2002, the Company announced that it entered into an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located in its U.S. wireless serving areas for a purchase price of approximately $34,100 in cash, subject to adjustment. Under the terms of the agreement, the Company will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. In September 2002, the first closing occurred and the Company sold 17 towers to AAT for approximately $3,393.

Note 7.  SEGMENT INFORMATION

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered and geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic, Jamaica and the U.S. Virgin Islands. Caribbean Broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on adjusted EBITDA. Adjusted EBITDA is defined as earnings before gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization.

Information about the Company's operations in its three business segments for the three months ended August 31, 2002 and 2001 is as follows:

                                                 THREE MONTHS ENDED
                                                     AUGUST 31,
                                         -----------------------------------
                                             2002                    2001
                                         -----------             -----------
         Caribbean Wireless
         Service revenue                 $    62,697             $    49,974
         Equipment sales                       2,546                   3,120
                                         -----------             -----------
           Total revenue                      65,243                  53,094
         Adjusted EBITDA                      20,964                  17,991
         Total assets                        380,772                 458,291
         Capital expenditures                 13,320                  53,225

         Caribbean Broadband
         Switched revenue                $     7,812             $     5,679
         Dedicated revenue                     9,059                   7,773
         Video revenue                        12,664                  11,579
         Other revenue                         6,183                   6,890
                                         -----------             -----------
           Total revenue                      35,718                  31,921
         Adjusted EBITDA                       9,783                   6,644
         Total assets                        627,195                 602,435
         Capital expenditures                 13,100                  18,610

         U.S. Wireless
         Service revenue                 $    65,765             $    61,887
         Roaming revenue                      24,779                  25,958
         Equipment sales                       2,597                   3,094
                                         -----------             -----------
           Total revenue                      93,141                  90,939
         Adjusted EBITDA                      45,058                  38,237
         Total assets                      1,871,605               1,825,365
         Capital expenditures                  9,045                  11,375

         Eliminations
         Total revenue (1)               $    (2,208)            $    (1,790)
         Total assets (2)                 (1,252,896)             (1,230,067)

         Consolidated
         Total revenue                   $   191,894             $   174,164
         Adjusted EBITDA                      75,805                  62,872
         Total assets                      1,626,676               1,656,024
         Capital expenditures                 35,465                  83,210

(1) Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(2)      Elimination of intercompany investments.

Reconciliation of Income (Loss) before Income Tax Expense and Minority Interest:

                                                                   THREE MONTHS ENDED AUGUST 31,
                                                                   -----------------------------
                                                                     2002                 2001
                                                                   --------             --------
Adjusted EBITDA for reportable segments                            $ 75,805             $ 62,872
Interest expense, net                                               (38,273)             (37,928)
Depreciation and amortization                                       (36,481)             (34,278)
Income from equity investments                                           54                  145
Gain on disposition of assets                                         2,375                 --
Other                                                                    (7)                  73
                                                                   --------             --------
Income (loss) before income taxes and minority interest            $  3,473             $ (9,116)
                                                                   ========             ========

Note 8.  CONDENSED CONSOLIDATING FINANCIAL DATA

Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 Subordinated Debt issued by the Company, and CPROC has unconditionally guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              As of August 31, 2002
                             (Amounts in thousands)

                                                              Centennial
                                                Centennial     Cellular                   Centennial                  Communications
                                               Puerto Rico    Operating        Non-     Communications                   Corp. and
                                            Operations Corp.   Co. LLC       Guarantors      Corp.      Eliminations    Subsidiaries
                                               -----------   -----------    -----------   -----------    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                    $     8,129   $      --      $    15,919   $      --      $      --      $    24,048
  Accounts receivable - net                         46,589          --           43,377          --           (1,669)        88,297
  Inventory - phones and accessories - net           1,447          --            7,539          --             --            8,986
  Prepaid expenses and other current assets          5,558          --           31,804          --             --           37,362
                                               -----------   -----------    -----------   -----------    -----------    -----------

       Total current assets                         61,723          --           98,639          --           (1,669)       158,693

Property, plant & equipment - net                  267,790          --          425,678          --             --          693,468

Equity investments in wireless systems - net          --            --            2,497          --             --            2,497

Debt issuance costs - net                           19,873          --           21,751          --             --           41,624

U.S. wireless licenses - net                          --            --          371,766          --             --          371,766

Caribbean wireless licenses - net                     --            --           72,242          --             --           72,242

Goodwill  - net                                      4,186          --           23,798          --             --           27,984

Franchise license costs - net                         --            --          217,293          --             --          217,293

Intercompany                                          --       1,306,316        980,084       594,346     (2,880,746)          --

Investment in subsidiaries                            --        (353,792)       560,985      (837,142)       629,949           --

Other assets - net                                   5,353         5,802         35,756          --           (5,802)        41,109
                                               -----------   -----------    -----------   -----------    -----------    -----------

       Total                                   $   358,925   $   958,326    $ 2,810,489   $  (242,796)   $(2,258,268)   $ 1,626,676
                                               ===========   ===========    ===========   ===========    ===========    ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                              As of August 31, 2002
                             (Amounts in thousands)



                                                        Centennial
                                          Centennial     Cellular                    Centennial                   Communications
                                         Puerto Rico    Operating        Non-      Communications                   Corp. and
                                      Operations Corp.   Co. LLC       Guarantors       Corp.       Eliminations    Subsidiaries
                                         -----------    -----------    -----------    -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt      $    23,269    $    44,688    $     3,799    $      --      $      --      $    71,756
  Accounts payable                            15,373           --           12,724           --           (1,067)        27,030
  Accrued expenses and other
      current liabilities                     34,886           --          133,350           --             (602)       167,634
  Payable to affiliates                         --             --              125           --             --              125
                                         -----------    -----------    -----------    -----------    -----------    -----------

  Total current liabilities                   73,528         44,688        149,998           --           (1,669)       266,545


Long-term debt                               672,791        815,938          6,645        181,439           --        1,676,813

Deferred federal income taxes                   --             --          145,331           --           (5,802)       139,529

Minority interest                               --             --              925           --             --              925

Other liabilities                               --           14,342           --             --             --           14,342

Intercompany                                  16,458        920,500      1,896,710         47,243     (2,880,911)          --

Stockholders' equity (deficit):
  Common stock                                  --             --             --              957           --              957
  Preferred stock                            465,000           --             --             --         (465,000)          --
  Additional paid-in capital                (818,498)          --        1,381,565        436,774       (563,067)       436,774
  Accumulated deficit                        (50,354)      (828,793)      (770,685)      (899,755)     1,649,832       (899,755)
  Accumulated other comprehensive loss          --           (8,349)          --           (8,349)         8,349         (8,349)
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                            (403,852)      (837,142)       610,880       (470,373)       630,114       (470,373)

  Less: treasury shares                         --             --             --           (1,077)          --           (1,077)
  Deferred compensation                         --             --             --              (28)          --              (28)
                                         -----------    -----------    -----------    -----------    -----------    -----------


  Total stockholders' equity (deficit)      (403,852)      (837,142)       610,880       (471,478)       630,114       (471,478)
                                         -----------    -----------    -----------    -----------    -----------    -----------

  Total                                  $   358,925    $   958,326    $ 2,810,489    $  (242,796)   $(2,258,268)   $ 1,626,676
                                         ===========    ===========    ===========    ===========    ===========    ===========

       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA For
                     the Three Months Ended August 31, 2002
                             (Amounts in thousands)



                                                            Centennial
                                             Centennial     Cellular                      Centennial                  Communications
                                             Puerto Rico    Operating        Non-       Communications                   Corp. and
                                          Operations Corp.    Co. LLC      Guarantors        Corp.       Eliminations   Subsidiaries
                                              ---------      ---------      ---------      ---------      ---------      ---------

Revenue                                       $  71,715      $    --        $ 121,427      $    --        $  (1,248)     $ 191,894
                                              ---------      ---------      ---------      ---------      ---------      ---------

Costs and expenses:
  Cost of equipment sold                          6,185           --            8,986           --             --           15,171
  Cost of services                               12,202           --           30,636           --             (570)        42,268
  Sales and marketing                             8,676           --           15,155           --             --           23,831
  General and administrative                     14,549           --           20,948           --             (678)        34,819
  Depreciation and amortization                  15,919           --           20,562           --             --           36,481
  (Gain) loss on disposition of assets             --             --           (2,375)          --             --           (2,375)
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                                 57,531           --           93,912           --           (1,248)       150,195
                                              ---------      ---------      ---------      ---------      ---------      ---------

Operating income                                 14,184           --           27,515           --             --           41,699
                                              ---------      ---------      ---------      ---------      ---------      ---------

Income from equity investments                     --             --               54           --             --               54
Income from investments in subsidiaries            --            6,449          4,262          6,449        (17,160)          --
Interest expense - net                           (9,922)       (20,768)          (893)        (6,690)          --          (38,273)
Other                                              --             --               (7)          --             --               (7)
Intercompany interest allocation                   --           20,768        (20,768)          --             --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before income tax expense
  and minority interest                           4,262          6,449         10,163           (241)       (17,160)         3,473

Income tax benefit                                 --             --           (3,765)          --             --           (3,765)
                                              ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before minority interest            4,262          6,449          6,398           (241)       (17,160)          (292)

Minority interest in loss of subsidiaries          --             --               51           --             --               51
                                              ---------      ---------      ---------      ---------      ---------      ---------

Net income (loss)                             $   4,262      $   6,449      $   6,449      $    (241)     $ (17,160)     $    (241)
                                              =========      =========      =========      =========      =========      =========

                      CONDENSED CONSOLIDATING STATEMENT OF
                            CASH FLOWS FINANCIAL DATA
                   For the Three Months Ended August 31, 2002
                             (Amounts in thousands)

                                                       Centennial    Centennial
                                                      Puerto Rico    Cellular                 Centennial              Communications
                                                       Operations    Operating      Non-    Communications               Corp. and
                                                          Corp.       Co. LLC    Guarantors      Corp.    Eliminations Subsidiaries
                                                        --------     --------     --------     --------     --------     --------
OPERATING ACTIVITIES:

      Net income (loss)                                 $  4,262     $  6,449     $  6,449     $   (241)    $(17,160)    $   (241)
                                                        --------     --------     --------     --------     --------     --------

Adjustments to reconcile net income
  (loss) to net cash provided by operating activities:

  Depreciation and amortization                           15,919         --         20,562         --           --         36,481
  Minority interest in loss of subsidiaries                 --           --            (51)        --           --            (51)
  Income from equity investments                            --           --            (54)        --           --            (54)
  Equity in undistributed earnings of
    subsidiaries                                            --         (6,449)      (4,262)      (6,449)      17,160         --
  Gain on disposition of assets                             --           --         (2,375)        --           --         (2,375)
  Other                                                    1,024         --          1,264        6,690         --          8,978
  Noncash expenses                                         6,684         --         (6,684)        --           --           --
  Changes in assets and liabilities,net of
    effects of acquisitions and dispositions:
    Accounts receivable - (increase)                         (32)        --         (1,550)        --            211       (1,371)
    Prepaid expenses and other current
      assets - decrease                                   (1,359)        --           (673)        --           --         (2,032)
    Accounts payable, accrued expenses and
      other current liabilities - increase (decrease)      5,076         --          1,258         --           (211)       6,123
    Deferred revenue and customer deposits - increase
      (decrease)                                            (311)        --            506         --           --            195
                                                        --------     --------     --------     --------     --------     --------

      Total adjustments                                   27,001       (6,449)       7,941          241       17,160       45,894
                                                        --------     --------     --------     --------     --------     --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES         31,263         --         14,390         --           --         45,653
                                                        --------     --------     --------     --------     --------     --------

INVESTING ACTIVITIES:

  Proceeds from disposition of assets,
    net of cash expenses                                    --           --          1,017         --           --          1,017
  Capital expenditures                                   (21,014)        --        (14,451)        --           --        (35,465)
                                                        --------     --------     --------     --------     --------     --------

        NET CASH USED IN INVESTING ACTIVITIES            (21,014)        --        (13,434)        --           --        (34,448)
                                                        --------     --------     --------     --------     --------     --------

FINANCING ACTIVITIES:

  Proceeds from the issuance of long-term debt              --         10,000        1,848         --           --         11,848
  Repayment of debt                                       (4,311)     (28,125)        (923)        --           --        (33,359)
  Proceeds from issuance of common stock
    under employee stock purchase plan                      --           --           --            483         --            483
  Cash (paid to) received from  affiliates               (11,348)      18,125       (6,777)        --           --           --
  Cash advances from parent (to subsidiaries)               --           --            483         (483)        --           --
                                                        --------     --------     --------     --------     --------     --------

        NET CASH USED IN FINANCING ACTIVITIES            (15,659)        --         (5,369)        --           --        (21,028)
                                                        --------     --------     --------     --------     --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (5,410)        --         (4,413)        --           --         (9,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            13,539         --         20,332         --           --         33,871
                                                        --------     --------     --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  8,129     $   --       $ 15,919     $   --       $   --       $ 24,048
                                                        ========     ========     ========     ========     ========     ========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               As of May 31, 2002
                             (Amounts in thousands)


                                                       Centennial
                                      Centennial       Cellular                       Centennial                      Communications
                                      Puerto Rico      Operating          Non-      Communications                      Corp. and
                                    Operations Corp.    Co. LLC        Guarantors        Corp.         Eliminations     Subsidiaries
                                      -----------     -----------      -----------     -----------      -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents           $    13,539     $      --        $    20,332     $      --        $      --        $    33,871
  Accounts receivable - net                46,440            --             43,794            --             (1,458)          88,776
  Inventory - phones and
    accessories - net                       1,636            --             10,502            --               --             12,138
  Prepaid expenses and other
    current assets                          3,966            --             16,918            --               --             20,884
                                      -----------     -----------      -----------     -----------      -----------      -----------

    Total current assets                   65,581            --             91,546            --             (1,458)         155,669

Property, plant & equipment - net         270,073            --            471,220            --               --            741,293

Equity investments in wireless
  systems - net                              --              --              2,443            --               --              2,443

Debt issuance costs - net                  20,884            --             22,670            --               --             43,554

U.S. wireless licenses - net                 --              --            326,711            --               --            326,711

Caribbean wireless licenses - net            --              --             72,492            --               --             72,492

Goodwill  - net                             4,186            --             23,798            --               --             27,984

Franchise license costs - net                --              --            193,021            --               --            193,021

Intercompany                                 --         1,324,446          980,084         593,824       (2,898,354)            --

Investment in subsidiaries                   --          (360,241)         556,719        (842,768)         646,290             --

Other assets - net                          5,413           5,227           38,929            --             (5,227)          44,342
                                      -----------     -----------      -----------     -----------      -----------      -----------

    Total                             $   366,137     $   969,432      $ 2,779,633     $  (248,944)     $(2,258,749)     $ 1,607,509
                                      ===========     ===========      ===========     ===========      ===========      ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                  (CONTINUED)
                               As of May 31, 2002
                             (Amounts in thousands)


                                                         Centennial
                                        Centennial       Cellular                       Centennial                    Communications
                                        Puerto Rico      Operating          Non-      Communications                     Corp. and
                                      Operations Corp.    Co. LLC        Guarantors        Corp.        Eliminations   Subsidiaries
                                        -----------     -----------     -----------     -----------     -----------     -----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt     $    21,631     $    40,625     $     3,539     $      --       $      --       $    65,795
  Accounts payable                           17,478            --            14,076            --            (1,050)         30,504
  Accrued expenses and other
      current liabilities                    35,077            --           119,930            --              (408)        154,599
  Payable to affiliates                        --              --               125            --              --               125
                                        -----------     -----------     -----------     -----------     -----------     -----------

  Total current liabilities                  74,186          40,625         137,670            --            (1,458)        251,023


Long-term debt                              678,740         838,125          51,109         174,748            --         1,742,722

Deferred federal income taxes                  --              --            76,004            --            (5,227)         70,777

Minority interest                              --              --               976            --              --               976

Other liabilities                              --            12,946            --              --              --            12,946

Intercompany                                 21,324         920,500       1,909,449          47,243      (2,898,516)           --

Stockholders' equity (deficit):
  Common stock                                 --              --              --               955            --               955
  Preferred stock                           465,000            --              --              --          (465,000)           --
  Additional paid-in capital               (818,498)           --         1,381,565         436,273        (563,067)        436,273
  Accumulated deficit                       (54,615)       (835,242)       (777,140)       (899,514)      1,666,997        (899,514)
  Accumulated other comprehensive loss         --            (7,522)           --            (7,522)          7,522          (7,522)
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                           (408,113)       (842,764)        604,425        (469,808)        646,452        (469,808)

  Less: treasury shares                        --              --              --            (1,077)           --            (1,077)
  Deferred compensation                        --              --              --               (50)           --               (50)
                                        -----------     -----------     -----------     -----------     -----------     -----------


  Total stockholders' equity (deficit)     (408,113)       (842,764)        604,425        (470,935)        646,452        (470,935)
                                        -----------     -----------     -----------     -----------     -----------     -----------

  Total                                 $   366,137     $   969,432     $ 2,779,633     $  (248,944)    $(2,258,749)    $ 1,607,509
                                        ===========     ===========     ===========     ===========     ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2001
                             (Amounts in thousands)

                                                             Centennial
                                             Centennial      Cellular                     Centennial                  Communications
                                            Puerto Rico      Operating        Non-      Communications                   Corp. and
                                          Operations Corp.   Co. LLC       Guarantors        Corp.       Eliminations   Subsidiaries
                                             ---------      ---------      ---------      ---------     ---------        ---------
Revenue                                      $  62,828      $    --        $ 111,774      $    --       $    (438)       $ 174,164
                                             ---------      ---------      ---------      ---------     ---------        ---------

Costs and expenses:
     Cost of equipment sold                      3,705           --            9,258           --            (106)          12,857
     Cost of services                            9,675           --           30,825           --             (90)          40,410
     Sales and marketing                        10,028           --           15,870           --            --             25,898
     General and administrative                 12,113           --           20,256           --            (242)          32,127
     Depreciation and amortization              11,544           --           22,734           --            --             34,278
                                             ---------      ---------      ---------      ---------     ---------        ---------
                                                47,065           --           98,943           --            (438)         145,570
                                             ---------      ---------      ---------      ---------     ---------        ---------

Operating income                                15,763           --           12,831           --            --             28,594
                                             ---------      ---------      ---------      ---------     ---------        ---------

Income from equity investments                    --             --              145           --            --                145
(Loss) income from investments in
  subsidiaries                                    --           (3,422)         3,151         (3,422)        3,693             --
Interest expense - net                         (12,612)       (19,956)           (66)        (5,294)         --            (37,928)
Other                                             --             --               73           --            --                 73
Intercompany interest allocation                  --           19,956        (19,956)          --            --               --
                                             ---------      ---------      ---------      ---------     ---------        ---------

Income (loss) before income tax expense
  and minority interest                          3,151         (3,422)        (3,822)        (8,716)        3,693           (9,116)

Income tax expense                                --             --           (3,670)          --            --             (3,670)
                                             ---------      ---------      ---------      ---------     ---------        ---------

Income (loss) before minority interest           3,151         (3,422)        (7,492)        (8,716)        3,693          (12,786)

Minority interest in loss of subsidiaries         --             --            4,070           --            --              4,070
                                             ---------      ---------      ---------      ---------     ---------        ---------

Net income (loss)                            $   3,151      $  (3,422)     $  (3,422)     $  (8,716)    $   3,693        $  (8,716)
                                             =========      =========      =========      =========     =========        =========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   For the Three Months Ended August 31, 2001
                             (Amounts in thousands)


                                                 Centennial      Centennial
                                                 Puerto Rico     Cellular                   Centennial                Communications
                                                 Operations      Operating       Non-     Communications                Corp. and
                                                     Corp.       Co. LLC      Guarantors       Corp.     Eliminations  Subsidiaries
                                                   --------      --------      --------      --------      --------      --------
OPERATING ACTIVITIES:

  Net income (loss)                                $  3,151      $ (3,422)     $ (3,422)     $ (8,716)     $  3,693      $ (8,716)
                                                   --------      --------      --------      --------      --------      --------

Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                      11,544          --          22,734          --            --          34,278
  Minority interest in loss of subsidiaries            --            --          (4,070)         --            --          (4,070)
  Deferred income taxes                                --            --           2,059          --            --           2,059
  Income from equity investments                       --            --            (145)         --            --            (145)
  Equity in undistributed earnings of
    subsidiaries                                       --           3,422        (3,151)        3,422        (3,693)         --
  Other                                                 859          --           1,201          --            --           2,060
  Noncash expenses                                    5,989          --          (6,552)          563          --            --
  Changes in assets and liabilities, net of
    effects of acquisitions and dispositions:
      Accounts receivable - (increase)               (3,271)         --          (6,445)         --            --          (9,716)
      Prepaid expenses and other current
        assets - (increase)                          (2,986)         --            (704)         --            --          (3,690)
      Accounts payable, accrued expenses and
        other current liabilities -
        (decrease) increase                          (4,100)         --         (19,755)        4,731          --         (19,124)
      Deferred revenue and customer
        deposits - increase                           6,740          --             516          --            --           7,256
                                                   --------      --------      --------      --------      --------      --------

  Total adjustments                                  14,775         3,422       (14,312)        8,716        (3,693)        8,908
                                                   --------      --------      --------      --------      --------      --------

        NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                         17,926          --         (17,734)         --            --             192
                                                   --------      --------      --------      --------      --------      --------

INVESTING ACTIVITIES:

      Capital expenditures                          (27,770)         --         (55,440)         --            --         (83,210)
      Deposits on long-term assets                     --            --         (15,000)         --            --         (15,000)
                                                   --------      --------      --------      --------      --------      --------

            NET CASH USED IN INVESTING
            ACTIVITIES                              (27,770)         --         (70,440)         --            --         (98,210)
                                                   --------      --------      --------      --------      --------      --------

FINANCING ACTIVITIES:

  Proceeds from the issuance of
    long-term debt                                    5,000        52,000        35,250          --            --          92,250
  Repayment of debt                                  (1,375)         --            (249)         --            --          (1,624)
  Proceeds from the exercise of stock options          --            --            --             295          --             295
  Proceeds from purchases under employee stock
    purchase plan                                      --            --            --           1,896                       1,896
  Cash received from (paid to) affiliates             4,913       (52,000)       47,087          --            --            --
  Cash advances from subsidiaries (to parent)          --            --           2,191        (2,191)         --            --
                                                   --------      --------      --------      --------      --------      --------

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                    8,538          --          84,279          --            --          92,817
                                                   --------      --------      --------      --------      --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,306)         --          (3,895)         --            --          (5,201)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                              8,900          --          14,445          --            --          23,345
                                                   --------      --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  7,594      $   --        $ 10,550      $   --        $   --        $ 18,144
                                                   ========      ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

OVERVIEW (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, POP AND SHARE DATA)

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. As of August 31, 2002, our Caribbean operations own licenses to serve a population of approximately 12.9 million in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, dedicated (private line), video and other services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of August 31, 2002:
Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 17.1 million Net Pops as of August 31, 2002.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Wireless Revenue - - We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. Revenues from sales of handsets and accessories are recognized in the period these products are sold to the customer. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenues from activation fees are recognized over the expected customer service period, ranging from 26 to 48 months. Revenues from prepaid calling cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned.

Broadband Revenue - - We recognize revenues from cable television installation fees to the extent of direct selling costs in the period the installation is provided to the customer. Revenues from prepaid long distance cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from equipment sales are recognized in the period these products are sold to the customer.

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment, certain license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses which generated long-lived assets with the carrying value of the long-lived assets.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. We adopted SFAS No. 141 on July 1, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 effective June 1, 2002.

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize radio frequency spectrum to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our U.S. wireless and Puerto Rico PCS licenses. Our cable franchise licenses in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The PRTB's process for granting cable license renewals is similar to the FCC process for our U.S. wireless and Puerto Rico PCS licenses. Additionally, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our Puerto Rico cable franchise licenses. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise license costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable franchise licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable us to build out our existing networks. The primary asset acquired in such combinations has been wireless and cable franchise licenses. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless and cable franchise licenses. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless licenses and franchise license costs. We believe that the nature of our U.S. wireless licenses and related goodwill and our cable franchise license and the related goodwill are fundamentally indistinguishable.

In conjunction with the adoption of SFAS No. 142, we reclassified approximately $67.6 million of U.S. Wireless goodwill to U.S. wireless licenses and approximately $38.0 million of Caribbean Broadband goodwill to Franchise license costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, we recorded an additional deferred tax liability of $69.3 million as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and Franchise license costs, consistent with the approach of treating U.S. wireless licenses and Franchise license costs as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless and cable franchise licenses. This reclassification, including the related impact of deferred taxes, had no affect on our results of operations.

As a result of the adoption of SFAS No. 142, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. When testing the carrying value of these assets for impairment, we will determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation. Depreciation and amortization expense for the quarter ended August 31, 2002 would have been $6.1 million higher in the absence of SFAS No. 142. The aggregate effect of ceasing amortization decreased net loss and loss per basic and diluted share by $4.5 million and $0.05, respectively.

Derivative Financial Instruments

We use financial derivatives as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. Our portfolio of derivative financial instruments consists of interest rate swap and collar agreements. We use interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to higher interest rates. We use interest rate collar agreements to lock in a maximum interest rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

During the three months ended August 31, 2002, we recorded $0.8 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also increased our liabilities by $1.4 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at August 31, 2002.

RESULTS OF OPERATIONS

We had 883,800 wireless subscribers at August 31, 2002, as compared to 803,200 at August 31, 2001, an increase of 10%. The net loss for the three months ended August 31, 2002 was $0.2 million, as compared to the net loss of $8.7 million for the same period last year. Basic and diluted loss per share for the three months ended August 31, 2002 was $0.00 as compared to basic and diluted loss per share of $0.09 for the same period a year ago.

On August 22, 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. We recorded a pre-tax gain of $2.4 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.4 million, including consolidated long-term debt of approximately $45.1 million (largely comprised of the Lucent Credit Facility which was non-recourse to the Company) as a result of this transaction.

The table below summarizes the consolidated results of operations for each period:

                                                    Three Months Ended
                                                -------------------------
(In thousands, except per share amounts)        08/31/02         08/31/01         % Change
                                                --------         --------         --------
Operating income                                $ 41,699         $ 28,594               46%
Net loss                                        $   (241)        $ (8,716)              97%
Loss per share:
    Basic and diluted                           $  (0.00)        $  (0.09)             100%

 Adjusted EBITDA (1)                            $ 75,805         $ 62,872               21%

(1) Earnings before gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes and depreciation and amortization ("adjusted EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of adjusted EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to generally accepted accounting principles
       (GAAP) measurements such as operating income, net income or cash flows from operations.

Caribbean Wireless Operations

                                        Three Months Ended
                                     -------------------------
(In thousands)                       08/31/02         08/31/01        % Change
                                     --------         --------        --------
Revenue:
Service revenue                      $ 62,697         $ 49,974              25%
Equipment sales                         2,546            3,120             (18)
                                     --------         --------        --------
                                       65,243           53,094              23
                                     --------         --------        --------
Costs and expenses:
Cost of equipment sold                  8,906            4,594              94
Cost of services                       11,730            8,247              42
Sales and marketing                     9,911           11,096             (11)
General and administrative             13,732           11,166              23
                                     --------         --------        --------
                                       44,279           35,103              26
                                     --------         --------        --------
Adjusted EBITDA                        20,964           17,991              17
Gain on disposition of assets          (2,370)            --               N/A
Depreciation and amortization          15,461           10,676              45
                                     --------         --------        --------
Operating income                     $  7,873         $  7,315               8%
                                     ========         ========        ========

Revenue

Caribbean Wireless service revenue increased $12.7 million, or 25%, for the three months ended August 31, 2002 to $62.7 million as compared to the three months ended August 31, 2001. This increase was primarily due to growth in revenue from new subscribers of $15.4 million, partially offset by an aggregate decrease in service revenue per subscriber of $2.7 million.

The decrease in equipment sales of wireless telephones and accessories to subscribers was primarily related to lower handset prices due to competitive pressures.

Our Caribbean Wireless operations had approximately 349,800 subscribers at August 31, 2002, an increase of 16% from the 300,600 subscribers at August 31, 2001. During the twelve months ended August 31, 2002, increases from new activations of 204,800 were offset by subscriber cancellations of 155,600. These activations and cancellations exclude Centennial Digital Jamaica. The monthly prepaid and postpaid churn rate increased to 4.0% for three months ended August 31, 2002 from 3.7% for the same period a year ago. The cancellations experienced by our Caribbean Wireless operations were primarily the result of churn of prepaid customers, competitive factors and non-payment.

Caribbean Wireless revenue per subscriber per month, based upon an average number of subscribers, was $59 for the three months ended August 31, 2002, as compared to $63 for the same period a year ago. The decrease in revenue per subscriber was primarily due to the addition of new subscribers in Jamaica during the second half of fiscal 2002. The average customer used 619 minutes of airtime per month in the first quarter of fiscal 2003 versus 479 minutes of use per month in the same period last year.

Costs and expenses

Cost of equipment sold increased during the three months ended August 31, 2002 as compared to the same period last year due to an increase in the number of premium phones sold and an increase in phones used for upgrades and retention plan exchanges.

Cost of services increased during the three months ended August 31, 2002 as compared to the three months ended August 31, 2001, primarily due to the variable costs associated with a larger subscription base and associated revenue.

Sales and marketing expenses decreased during the three months ended August 31, 2002 as compared to the same period last year, primarily due to lower commissions and newly structured Dominican Republic dealer contracts.

General and administrative expenses increased during the three months ended August 31, 2002 as compared to the same period in fiscal 2002, primarily due to increased costs to support the expanding subscriber base.

Adjusted EBITDA for the Caribbean Wireless operations for the three months ended August 31, 2002 was $21.0 million, an increase of $3.0 million, or 17%, as compared to the three months ended August 31, 2001. The increase was primarily due to an increase in the number of postpaid customers.

Depreciation and amortization for the three months ended August 31, 2002 was $15.5 million, an increase of $4.8 million, or 45%, as compared to the three months ended August 31, 2001. Depreciation increased due to capital expenditures made during fiscal 2003 and 2002 in connection with the development and network expansion of our Caribbean wireless telephone systems.

The gain on disposition of assets during the three months ended August 31, 2002 is due to the sale of our Jamaican wireless operations.

Operating income for the three months ended August 31, 2002 was $7.9 million, an increase of $0.6 million from the operating income of $7.3 million from the same period last year.

Caribbean Broadband Operations

                                         Three Months Ended
                                      -------------------------
(In thousands)                        08/31/02         08/31/01       % Change
                                      --------         --------       --------
Revenue:
    Switched revenue                  $  7,812         $  5,679             38%
    Dedicated revenue                    9,059            7,773             17
    Video revenue                       12,664           11,579              9
    Other revenue                        6,183            6,890            (10)
                                      --------         --------       --------
                                        35,718           31,921             12
                                      --------         --------       --------
Costs and expenses:
    Cost of equipment sold                 155              164             (5)
    Cost of services                    15,165           14,964              1
    Sales and marketing                  2,259            3,309            (32)
    General and administrative           8,356            6,840             22
                                      --------         --------       --------
                                        25,935           25,277              3
                                      --------         --------       --------
Adjusted EBITDA                          9,783            6,644             47
Gain on disposition of assets               (1)            --              N/A
Depreciation and amortization           11,783           12,485             (6)
                                      --------         --------       --------
Operating loss                        $ (1,999)        $ (5,841)           (66)%
                                      ========         ========       ========

Revenue

Caribbean Broadband revenue increased $3.8 million, or 12%, for the three months ended August 31, 2002 to $35.7 million as compared to the three months ended August 31, 2001.

Switched revenue increased $2.1 million, or 38%, for the three months ended August 31, 2002 as compared to the same period a year ago. The increase was primarily due to a 46% increase in switched access lines to 36,020 as of the end of the first quarter and a corresponding growth in minutes of use.

Dedicated revenue increased $1.3 million, or 17%, for the three months ended August 31, 2002 to $9.1 million. The increase was primarily the result of a 15% rise in voice grade equivalent dedicated lines to 165,208. Strong growth in some segments of the carrier market has been offset by the generally unsettled condition of the long distance, undersea fiber optic and ISP markets.

Video services revenues of $12.7 million for the three months ended August 31, 2002 grew 9% from the same period last year, reflecting the revenue from the recent digital upgrade and rate increase.

Other revenue decreased $0.7 million, or 10%, to $6.2 million for the three months ended August 31, 2002 from the same period last year. The decrease is primarily attributable to a reduction in southbound international traffic to the Dominican Republic.

Costs and expenses

Cost of services increased slightly during the three months ended August 31, 2002, as compared to the same period a year ago, primarily due to higher costs to support the expanding Broadband business and expenses related to the video services businesses offset by reduced costs for our Dominican Republic broadband operations.

Sales and marketing expenses decreased during the three months ended August 31, 2002, as compared to the three months ended August 31, 2001, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

General and administrative expenses increased during the three months ended August 31, 2002, as compared to the three months ended August 31, 2001, primarily due to the additional expenses associated with the video services acquisitions and increased costs to support the growing customer base.

Adjusted EBITDA for the Caribbean Broadband operations for the three months ended August 31, 2002 was $9.8 million, an increase of $3.1 million, or 47%, as compared to the same three months last year.

Depreciation and amortization for the three months ended August 31, 2002 was $11.8 million, a decrease of $0.7 million, or 6%, from the same three months last year. The decrease was primarily due to the cessation of amortization relating to franchise license costs in connection with the adoption of SFAS No.
142. The effect of this adoption was partially offset by increased depreciation expense associated with the continued expansion of the Puerto Rico broadband and cable TV operations.

Operating loss for the three months ended August 31, 2002 was $2.0 million, a decrease of $3.8 million as compared to the operating loss of $5.8 million for the same period in fiscal 2002.

U.S. Wireless Operations

                                         Three Months Ended
                                      -------------------------
(In thousands)                        08/31/02         08/31/01       % Change
                                      --------         --------       --------
Revenue:
    Service revenue                   $ 65,765         $ 61,887              6%
    Roaming revenue                     24,779           25,958             (5)
    Equipment sales                      2,597            3,094            (16)
                                      --------         --------       --------
                                        93,141           90,939              2
                                      --------         --------       --------
Costs and expenses:
    Cost of equipment sold               6,110            8,099            (25)
    Cost of services                    17,440           18,850             (7)
    Sales and marketing                 11,661           11,493              1
    General and administrative          12,872           14,260            (10)
                                      --------         --------       --------
                                        48,083           52,702             (9)
                                      --------         --------       --------
Adjusted EBITDA                         45,058           38,237             18
Gain on disposition of assets               (4)            --              N/A
Depreciation and amortization            9,237           11,117            (17)
                                      --------         --------       --------
Operating income                      $ 35,825         $ 27,120             32%
                                      ========         ========       ========

Revenue

U.S. Wireless service revenue increased $3.9 million, or 6%, to $65.8 million in the three months ended August 31, 2002 as compared to the three months ended August 31, 2001. The increase was primarily due to growth in revenue from new subscribers of $4.4 million for the three months ended August 31, 2002, partially offset by a decrease in service revenue per subscriber of $0.5 million for the same period. Revenue from U.S. Wireless roaming decreased $1.2 million, or 5%, from roaming revenues of $26.0 million for the three months ended August 31, 2001. The decrease was primarily due to a decrease in roaming rates per minute of $8.3 million for the three months ended August 31, 2002, partially offset by an increase in roaming usage of $7.1 million for the same period.

We anticipate that roaming revenue will be significantly lower in fiscal 2003 than in fiscal 2002 primarily due to declines in contractual roaming rates and, secondarily, industry consolidation.

Our U.S. Wireless operations had approximately 534,000 and 502,600 subscribers at August 31, 2002 and 2001, respectively. During the twelve months ended August 31, 2002, increases from new activations of 167,800 were offset by subscriber cancellations of 136,400. The monthly prepaid and postpaid churn rate was 2.4% for the three months ended August 31, 2002, as compared to 2.7% for the same period last year. The cancellations experienced by the U.S. Wireless operations were primarily due to competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $58 for the three months ended August 31, 2002, as compared to $60 for the same period a year ago. The decrease in revenue per subscriber was primarily due to the decline in roaming revenue. Average minutes of use per subscriber was 241 per month for the three months ended August 31, 2002 as compared to 169 for the same period last year.

Costs and expenses

Cost of equipment sold decreased $2.0 million, or 25%, for the three months ended August 31, 2002, as compared to the same period last year, due to a decrease in activations.

Cost of services decreased $1.4 million, or 7%, during the three months ended August 31, 2002, as compared to the three months ended August 31, 2001, primarily due to a decrease in incollect cost.

Sales and marketing expenses increased slightly for the three months ended August 31, 2002 as compared to the prior year, primarily due to an increase in advertising costs offset by decreased commissions.

General and administrative expenses decreased $1.4 million, or 10%, during the three months ended August 31, 2002, as compared to the three months ended August 31, 2001, primarily due to decreases in bad debt expense and subscriber billing services.

Adjusted EBITDA for the U.S. Wireless operations was $45.1 million for the three months ended August 31, 2002, an increase of $6.8 million, or 18%, as compared to the same period in fiscal 2002.

Depreciation and amortization for the three months ended August 31, 2002 was $9.2 million, a decrease of $1.9 million, or 17%, from the same period in fiscal 2002. The decrease was primarily due to the cessation of amortization relating to wireless licenses in connection with the adoption of SFAS No. 142.

Operating income for the three months ended August 31, 2002 was $35.8 million, an increase of $8.7 million from operating income of $27.1 million for the same period in fiscal 2002.

Consolidated

Other non-operating income and expenses

Net interest expense was $38.3 million for the three months ended August 31, 2002, an increase of $0.3 million, or 1%, from the three months ended August 31, 2001. Gross interest expense was $38.5 million for the three months ended August 31, 2002, as compared to $38.2 million for the same period a year ago. This increase was primarily driven by the change in interest rate on our Mezzanine Debt from 10% cash pay to 13% pay-in-kind (see Commitments and Contingencies). This increase was somewhat offset by a lower average interest rate on our variable rate debt. Total debt decreased $34.9 million from August 31, 2001 to August 31, 2002.

The weighted-average debt outstanding during the three months ended August 31, 2002 was $1,804.9 million, an increase of $60.9 million as compared to the weighted-average debt level of $1,744.0 million during the three months ended August 31, 2001. Our weighted-average interest rate was 8.5% for the three months ended August 31, 2002, as compared to 8.8% for the same period a year ago.

After minority interest in loss of subsidiaries for the three months ended August 31, 2002, pre-tax income was $3.5 million as compared to the pre-tax loss of $5.0 million for the three months ended August 31, 2001. Income tax expense was $3.8 million for the three months ended August 31, 2002, as compared to $3.7 million for the same period last year.

These factors resulted in a net loss of $0.2 million for the three months ended August 31, 2002, which represents a decrease of $8.5 million from net loss of $8.7 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

On September 5, 2001, we amended our existing senior term loan and revolving credit facilities to add an additional $50.0 million to the Tranche-C term loan. The amended credit facilities are referred to as The New Credit Facility. The New Credit Facility consists of four term loans in an aggregate original principal amount of $1,050.0 million, which has been reduced to $996.4 million as of August 31, 2002 due to mandatory debt amortization payments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325.0 million, of which $300.6 million was outstanding as of August 31, 2002, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725.0 million, of which $695.7 million was outstanding as of August 31, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250.0 million, of which $190.0 million was outstanding as of August 31, 2002. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. Under the provisions of our credit facility, we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the New Credit Facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

For the three months ended August 31, 2002, earnings exceeded fixed charges by $3.4 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings exceeded fixed charges reflects non-cash charges of $36.5 million relating to depreciation and amortization.

As of August 31, 2002, we had $693.5 million of property, plant and equipment
(net) placed in service. During the three months ended August 31, 2002, we made capital expenditures of $35.5 million to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $26.4 million for the three months ended August 31, 2002, representing 74% of total capital expenditures. The Caribbean operations' capital expenditures included $13.3 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems and $13.1 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2003, we anticipate capital expenditures of up to $150.0 million.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of August 31, 2002, $10.2 million was outstanding under the Cable TV Credit Facility.

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

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                                    Three Months Ended August 31,
                                                 --------------------------------------------------------------
                                                            2002                                2001
                                                 --------------------------         ---------------------------
                                                                  % of net cash                       % of net cash
(In thousands)                                     Amount            provided         Amount             provided
                                                 ---------              ---         ---------              ----
Net cash provided by operating activities        $  45,653               55%        $     192                -%
Interest paid                                       37,042               45            41,963               100
                                                 ---------              ---         ---------              ----
Net cash provided                                $  82,695              100%        $  42,155               100%
                                                 =========              ===         =========              ====

Principal uses of cash:
Interest paid                                    $  37,042               45%        $  41,963               100%
Property, plant & equipment                         35,465               43            83,210               197
                                                 ---------              ---         ---------              ----
Total                                            $  72,507               88%        $ 125,173               297%
                                                 =========              ===         =========              ====
Cash available for (required from) other
     financing and investing activities          $  10,188               12%        $ (83,018)             (197)%
                                                 =========              ===         =========              ====

Net cash provided by operating activities for the three months ended August 31, 2002 was sufficient to fund our expenditures for property, plant and equipment of $35.5 million.

The following table sets forth the primary cash flows (used in) provided by other financing and investing activities for the periods indicated:

                                                                 Three Months Ended August 31,
                                                                   -------------------------
(In thousands)                                                       2002             2001
                                                                   --------         --------
Proceeds from disposition of assets, net of cash expenses          $  1,017         $   --
Proceeds from issuance of long-term debt                             11,848           92,250
Proceeds from the exercise of stock options                            --                295
Proceeds from issuance of common stock under employee stock
  purchase plan                                                         483            1,896
                                                                   --------         --------
Cash provided by other financing and investing activities            13,348           94,441
                                                                   --------         --------

Repayment of debt                                                   (33,359)          (1,624)
Deposits on long-term assets                                           --            (15,000)
                                                                   --------         --------
Capital (required from) available for operations and
  capital expenditures                                             $(20,011)        $ 77,817
                                                                   ========         ========

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh, Carson, Anderson & Stowe ("WCAS") and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial's or its subsidiaries' securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

ACQUISITIONS AND DISPOSITIONS

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

In August 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million, of which $1.0 million has been received as of August 31, 2002. This transaction is expected to close in the second quarter of fiscal year 2003.

In August 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. We recorded a pre-tax gain of $2.4 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.4 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of the Lucent Credit Facility which was non-recourse to the Company) as a result of this transaction.

RECENT ACCOUNTING STANDARDS

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 on June 1, 2002. The adoption of this statement did not have a material effect on our results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 on June 1, 2002. The adoption of this statement did not have a material effect on our results of operations, financial position and cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. We have not yet determined the impact that this standard will have on our results of operations or financial position.

COMMITMENTS AND CONTINGENCIES

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of October 10, 2002, 37,613,079 shares remain available for future acquisitions.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants) as well as the resale of up to 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders ("WCAS" and an affiliate of The Blackstone Group).

In August 2002, WCAS advised us that during the quarter ended August 31, 2002, an affiliate of WCAS (the "WCAS Affiliate") purchased in open market transactions approximately $140.0 million principal amount of our 10-3/4% senior subordinated notes (the "Notes") due 2008. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $14.7 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

We have been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, we have used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. As such, we are recording pay-in-kind interest at a rate of 13% per annum which increases the principal amount of the Mezzanine Debt. Interest amounts for future periods are calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

In May 2002, we announced that we entered into an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located in our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. Under the terms of the agreement, we will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. In September 2002, we sold 17 towers to AAT for approximately $3.4 million.

In April 2002, we announced that in response to inquiries from interested parties, we engaged Morgan Stanley to assist us in evaluating strategic alternatives for our cable television properties in Puerto Rico, Centennial Cable. In August 2002, we announced that we had terminated this process and intend to continue to operate these systems.

In February 2002, Centennial Cable entered into an agreement with a subsidiary of Motorola, Inc. (the "Motorola Agreement") pursuant to which it agreed to purchase equipment for the digital conversion of its cable operations through July 2002. We had met our purchase commitment under this agreement as of May 31, 2002. Centennial Cable will utilize amounts available under its Cable TV Credit Facility to fund purchases under the Motorola Agreement.

In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $19.9 million under this agreement as of August 31, 2002.

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

Important factors ("Risk Factors") that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

     -    our substantial debt obligations;

     - the availability and cost of additional capital to fund our operations, including the need to refinance and/or amend existing indebtedness;

     - restrictive covenants and consequences of default contained in our financing arrangements, which limit how we conduct business;

     - the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the affect of existing and new competitors, including competitors that may have greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

     - market prices for wireless services may continue to decline in the future;

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

     -    the ability to attract and retain qualified personnel;

     - that our coverage areas are not as extensive as those of other wireless operators which may limit our ability to attract and retain customers;

     -    the effects of consolidation in the wireless communications industry;

     - the effects of governmental regulation of the telecommunications industry;

     - the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming year and future years to build out and upgrade our networks and the availability of additional capital to fund these capital expenditures;

     -    declining rates for international long distance traffic;

     - opportunities for growth through acquisitions and investments and ability to manage this growth;

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2002:

                                                        YEAR ENDED AUGUST 31,
                             --------------------------------------------------------------------------
(IN THOUSANDS)                   2003            2004            2005           2006           2007
                             -------------   -------------   -------------   -----------   ------------
Long-term debt:
  Fixed rate                 $         126   $         274   $         307   $        71   $          -
  Average interest rate              10.03%          11.78%           9.44%         7.75%             -%
  Variable rate              $      71,630   $      94,132   $     115,582   $   135,382   $     527,569
  Average interest rate (1)           1.89%           3.02%           3.96%       4.65 %            4.97%
Interest rate swaps (pay
 fixed, receive variable):
  Notional amount            $     100,000   $      50,000            --            --              --
  Average pay rate                    5.75%           5.21%           --            --              --
  Average receive rate                1.89%           3.02%           --            --              --
Interest rate collar:
  Notional amount            $     100,000            --              --            --              --
  Cap                                 7.00%           --              --            --              --
  Floor                               4.62%           --              --            --              --



(IN THOUSANDS)                 THEREAFTER         TOTAL       FAIR VALUE
                              -------------   -------------   -----------
Long-term debt:
  Fixed rate                  $     551,220   $     551,998   $   391,048
  Average interest rate               10.50%          10.50%         --
  Variable rate               $     252,276   $   1,196,571   $ 1,196,571
  Average interest rate (1)            5.66%           4.64%         --
Interest rate swaps (pay
 fixed, receive variable):
  Notional amount                      --              --     $   (10,663)
  Average pay rate                     --              --            --
  Average receive rate                 --              --            --
Interest rate collar:
  Notional amount                      --              --     $    (3,679)
  Cap                                  --              --            --
  Floor                                --              --            --

     (1) Represents the average interest rate before applicable margin on the New Credit Facility debt.

     ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30 million. The complaint seeks specific performance of the letter of intent or not less than $15 million in damages. While it is not possible to determine the ultimate disposition of this matter, the Company believes that the outcome will not have a material adverse effect on its financial condition or results of operations. To the Company's knowledge, there are no other material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of the Company's property is subject that is likely to have a material adverse effect on its business or results of operations.

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

                      a)       Exhibits

                      Exhibit No.           Description
                      -----------           -----------

                      99.1 Certification of Michael J. Small, Principal Executive Officer

                      99.2                  Certification of Thomas J.
                                            Fitzpatrick, Principal Financial
                                            Officer

                      b)       Reports on Form 8-K

                               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 15, 2002



                                        CENTENNIAL COMMUNICATIONS CORP.


                                        /s/ Thomas J. Fitzpatrick
                                        ----------------------------------------
                                        Thomas J. Fitzpatrick
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Chief Financial Officer)

                                        /s/ Thomas E. Bucks
                                        ----------------------------------------
                                        Thomas E. Bucks
                                        Sr. Vice President-Controller
                                        (Chief Accounting Officer)

                                  CERTIFICATION

I, Michael J. Small, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centennial Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: October 15, 2002
               ------------------------


         By: /s/ Michael J. Small
             --------------------------
         Name:  Michael J. Small
         Title: Chief Executive Officer

                                  CERTIFICATION

I, Thomas Fitzpatrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centennial Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: October 15, 2002
               -------------------
         BY: /s/ Thomas J. Fitzpatrick
            --------------------------
         NAME:  THOMAS J. FITZPATRICK
         TITLE: EXECUTIVE VICE PRESIDENT,
                CHIEF FINANCIAL OFFICER