Form 10-Q
period 2002-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2003-01-14
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                      [X]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2002
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  for the transition period from           to
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock - 95,696,036 outstanding shares as of January 9, 2003

                                TABLE OF CONTENTS

Part I - Financial Information................................................................................    1
Item 1.  Financial Statements.................................................................................    1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................   23
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................   41
Item 4.  Controls and Procedures..............................................................................   41
Part II - Other Information...................................................................................   42
Item 1.   Legal Proceedings...................................................................................   42
Item 2.   Changes in Securities and Use of Proceeds...........................................................   42
Item 3.   Defaults Upon Senior Securities.....................................................................   42
Item 4.   Submission of Matters to a Vote of Security Holders.................................................   42
Item 5.   Other Information...................................................................................   43
Item 6.   Exhibits and Reports on Form 8-K....................................................................   43

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                NOVEMBER 30,
                                                                                   2002            MAY 31,
                                                                                (UNAUDITED)         2002
                                                                                -----------      -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $    50,482      $    33,871
    Accounts receivable, less allowance for doubtful accounts of
      $22,050 and $15,883, respectively                                              82,196           88,776
    Inventory - phones and accessories, less allowance for obsolescence
      of $2,456 and $2,775, respectively                                             12,557           12,138
    Prepaid expenses and other current assets                                        33,226           20,884
                                                                                -----------      -----------
        Total Current Assets                                                        178,461          155,669
Property, plant and equipment, net                                                  694,132          741,293
Equity investments in wireless systems, net                                           2,528            2,443
Debt issuance costs, less accumulated amortization of $30,704 and $26,858,
   respectively                                                                      39,692           43,554
U.S. wireless licenses                                                              371,766          326,711
Caribbean wireless licenses, less accumulated amortization of
    $10,766 and $10,266, respectively                                                71,992           72,492
Cable franchise costs                                                               217,293          193,021
Goodwill                                                                             27,984           27,984
Other assets, net                                                                    39,105           44,342
                                                                                -----------      -----------
        TOTAL ASSETS                                                            $ 1,642,953      $ 1,607,509
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt                                           $    78,512      $    65,795
    Accounts payable                                                                 31,654           30,504
    Accrued expenses and other current liabilities                                  175,054          154,599
    Payable to affiliates                                                               125              125
                                                                                -----------      -----------
        Total Current Liabilities                                                   285,345          251,023
Long-term debt                                                                    1,683,920        1,742,722
Deferred federal income taxes                                                       140,819           70,777
Minority interest in subsidiaries                                                       805              976
Other liabilities                                                                    14,911           12,946
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock par value $0.01 per share: 150,000,000 shares authorized;
      95,766,539 and 95,482,191 shares issued, respectively; and 95,696,036
      and 95,411,688 shares outstanding, respectively                                   958              955
    Additional paid-in capital                                                      437,018          436,273
    Accumulated deficit                                                            (913,229)        (899,514)
    Accumulated other comprehensive loss                                             (6,493)          (7,522)
                                                                                -----------      -----------
                                                                                   (481,746)        (469,808)
    Less: cost of 70,503 common shares in treasury                                   (1,077)          (1,077)
    Deferred compensation                                                               (24)             (50)
                                                                                -----------      -----------
        Total Stockholders' Equity (Deficit)                                       (482,847)        (470,935)
                                                                                -----------      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $ 1,642,953      $ 1,607,509
                                                                                ===========      ===========

            See notes to condensed consolidated financial statements

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       ---------------------------   ---------------------------
                                                       NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   ------------
Revenue:
    Service revenue                                     $ 174,616      $ 168,739      $ 361,238      $ 336,688
    Equipment sales                                         6,103          4,630         11,375         10,845
                                                        ---------      ---------      ---------      ---------
                                                          180,719        173,369        372,613        347,533
                                                        ---------      ---------      ---------      ---------
Costs and Expenses:
    Cost of equipment sold                                 15,535         13,022         30,706         25,879
    Cost of services                                       37,863         41,652         80,131         82,062
    Sales and marketing                                    23,625         27,173         47,456         53,071
    General and administrative                             37,907         32,999         72,726         65,126
    Depreciation and amortization                          34,646         38,097         71,127         72,375
    Loss (gain) on disposition of assets                      482            (11)        (1,893)           (11)
                                                        ---------      ---------      ---------      ---------
                                                          150,058        152,932        300,253        298,502
                                                        ---------      ---------      ---------      ---------
Operating income                                           30,661         20,437         72,360         49,031
                                                        ---------      ---------      ---------      ---------

Income from equity investments                                 79            187            133            332
Interest expense, net                                     (36,994)       (38,102)       (75,267)       (76,030)
Other                                                         (99)           (25)          (106)            48
                                                        ---------      ---------      ---------      ---------

     Loss before income taxes and minority interest        (6,353)       (17,503)        (2,880)       (26,619)
Income tax expense                                         (7,241)        (7,113)       (11,006)       (10,783)
                                                        ---------      ---------      ---------      ---------
    Loss before minority interest                         (13,594)       (24,616)       (13,886)       (37,402)
Minority interest in loss of subsidiaries                     120          4,290            171          8,360
                                                        ---------      ---------      ---------      ---------
Net loss                                                $ (13,474)     $ (20,326)     $ (13,715)     $ (29,042)
                                                        =========      =========      =========      =========
Loss per share:
      Basic and diluted                                 $   (0.14)     $   (0.21)     $   (0.14)     $   (0.31)
                                                        =========      =========      =========      =========
Weighted-average number of shares outstanding:
Basic and diluted                                          95,668         95,183         95,544         95,054
                                                        =========      =========      =========      =========


            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                       SIX MONTHS ENDED
                                                                                   ---------------------------
                                                                                   NOVEMBER 30,   NOVEMBER 30,
                                                                                      2002           2001
                                                                                   ------------   ------------
OPERATING ACTIVITIES:
    Net loss                                                                        $ (13,715)     $ (29,042)
                                                                                    ---------      ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                      71,127         72,375
    Minority interest in loss of subsidiaries                                            (171)        (8,360)
    Deferred income taxes                                                                  --          7,789
    Income from equity investments                                                       (133)          (332)
    Gain on disposition of assets                                                      (1,893)           (11)
    Changes in assets and liabilities, net of effects of acquisitions
      and dispositions and other                                                       40,839        (17,156)
                                                                                    ---------      ---------
    Total adjustments                                                                 109,769         54,305
                                                                                    ---------      ---------
        Net cash provided by operating activities                                      96,054         25,263
                                                                                    ---------      ---------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                           7,540             43
    Capital expenditures                                                              (67,518)      (130,767)
    Distribution received from equity investments                                          48             43
    Deposits on long-term assets                                                           --        (15,000)
                                                                                    ---------      ---------
        Net cash used in investing activities                                         (59,930)      (145,681)
                                                                                    ---------      ---------
FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                       27,173        146,055
    Repayment of debt                                                                 (47,169)       (41,624)
    Debt issuance costs paid                                                               --         (4,000)
    Proceeds from the exercise of stock options                                            --          1,414
    Proceeds from issuance of common stock under employee stock
      purchase plan                                                                       483          1,898
    Capital contributed from minority interests in subsidiaries                            --          2,450
                                                                                    ---------      ---------
        Net cash (used in) provided by financing activities                           (19,513)       106,193
                                                                                    ---------      ---------
Net decrease in cash and cash equivalents                                              16,611        (14,225)
Cash and cash equivalents, beginning of period                                         33,871         23,345
                                                                                    ---------      ---------
Cash and cash equivalents, end of period                                            $  50,482      $   9,120
                                                                                    =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                   $  55,791      $  67,477
                                                                                    =========      =========
    Income taxes paid                                                               $   5,212      $   2,401
                                                                                    =========      =========
NON-CASH TRANSACTIONS:
    Paid-in-kind interest                                                           $  12,514      $      --
                                                                                    =========      =========
    Fixed assets acquired under capital leases                                      $   5,209      $      --
                                                                                    =========      =========
    Compensation paid in stock                                                      $     244      $      --
                                                                                    =========      =========


            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
       (Amounts in thousands, except subscriber, share and per share data)

NOTE 1. INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of November 30, 2002 and the results of its consolidated operations and cash flows for the three and six months ended November 30, 2002 and 2001. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2002 is audited.

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

In conjunction with the adoption of SFAS No. 142, the Company has reassessed the useful lives of previously recognized intangible assets. A significant portion of the Company's intangible assets are licenses, including licenses associated with equity method investments, that provide the Company's wireless operations with the exclusive right to utilize the radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its U.S. wireless and Puerto Rico PCS licenses. The Company's cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The PRTB's process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Company to build out its existing networks. The primary assets acquired in such combinations have been wireless licenses and cable franchises. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless licenses and cable franchise costs. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless and cable franchises. The Company believes that the nature of its U.S. wireless licenses and related goodwill and its cable franchises and related goodwill are fundamentally indistinguishable. Prior to the adoption of SFAS No. 142, the Company amortized both U.S. wireless licenses and the related goodwill, and cable franchise costs and the related goodwill over the same respective periods using the straight-line method.

In conjunction with the adoption of SFAS No. 142, the Company reclassified approximately $67,583 of U.S. wireless goodwill to U.S. wireless licenses and approximately $37,965 of Caribbean Broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, the Company recorded an additional deferred tax liability of $69,327 as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45,055 and $24,272, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related impact of deferred taxes, had no affect on the Company's results of operations.

As a result of the adoption of SFAS No. 142, previously recognized goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. When testing the carrying value of these assets for impairment, the Company will determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation. Depreciation and amortization expense for the six months ended November 30, 2002 would have been approximately $12,449 higher in the absence of SFAS No. 142. The aggregate effect of ceasing amortization decreased net loss and loss per basic and diluted share by $9,170 and $0.10, respectively.

The following tables present the impact of SFAS No. 142 on reported net loss and loss per share had the standard been in effect for the first six months of fiscal 2002:


                                                             NOVEMBER 30,  NOVEMBER 30,
                                                                 2002          2001
                                                             ------------  ------------
Reported net loss                                              $(13,715)     $(29,042)
    Goodwill amortization                                            --         2,216
    U.S. wireless licenses amortization                              --         3,467
    Caribbean wireless licenses amortization - Puerto Rico           --           510
    Cable franchise costs amortization                               --         3,855
                                                               --------      --------
Adjusted net loss                                              $(13,715)     $(18,994)
                                                               ========      ========


                                                             NOVEMBER 30,  NOVEMBER 30,
                                                                 2002          2001
                                                             ------------  ------------
Reported basic and diluted loss per share                      $  (0.14)     $  (0.31)
    Goodwill amortization                                            --          0.02
    U.S. Wireless licenses amortization                              --          0.04
    Caribbean Wireless licenses amortization - Puerto Rico           --          0.01
    Cable franchise costs amortization                               --          0.04
                                                               --------      --------
Adjusted basic and diluted loss per share                      $  (0.14)     $  (0.20)
                                                               ========      ========

Goodwill

The goodwill balance of $27,984 at November 30, 2002 and May 31, 2002 is recorded in the Caribbean Broadband segment.

Other Intangible Assets

The major components of the Company's other acquired intangible assets follows:

OTHER INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION


                                               AS OF        AS OF
                                            NOVEMBER 30,    MAY 31,
                                                2002         2002
                                            ------------   --------
U.S. wireless licenses                        $371,766     $326,711
Caribbean wireless licenses - Puerto Rico       54,159       54,159
Cable franchise costs                          217,293      193,021

                                              --------     --------
Total                                         $643,218     $573,891
                                              ========     ========

OTHER INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

                                               AS OF NOVEMBER 30, 2002         AS OF MAY 31, 2002
                                               ------------------------      -------------------------
                                                GROSS                         GROSS
                                               CARRYING    ACCUMULATED       CARRYING     ACCUMULATED
                                                AMOUNT     AMORTIZATION       AMOUNT      AMORTIZATION
                                               --------    ------------      --------     ------------
Caribbean wireless licenses - Dominican
   Republic                                    $20,000        $ 2,167        $20,000        $ 1,667
Customer lists                                  49,611         24,894         49,611         19,396
Transmission and connecting rights               2,192          1,220          2,192          1,177
Cable facility                                   6,000          1,430          6,000          1,310
                                               -------        -------        -------        -------
Total                                          $77,803        $29,711        $77,803        $23,550
                                               =======        =======        =======        =======

Intangible assets amortization expense was $6,412 for the six months ended November 30, 2002. It is estimated to be $6,412 for the remainder of fiscal 2003, $11,342 in 2004, $7,167 in 2005, $4,263 in 2006 and $1,472 in 2007.

NOTE 3. DEBT

Long-term debt consists of the following:


                                          NOVEMBER 30,          MAY 31,
                                             2002                 2002
                                          -----------         -----------
Term Loans                                $   983,618         $ 1,009,120
Revolving Credit Facility                     200,000             200,000
10 3/4% Subordinated Debt due 2008            370,000             370,000
Mezzanine Debt                                188,361             174,529
Lucent Credit Facility                             --              43,233
Capital Lease Obligations                       5,456                  --
Cable TV Credit Facility                       13,562               9,187
10 1/8% Senior Notes due 2005                     219                 219
Other                                           1,216               2,229
                                          -----------         -----------
    Total Long-Term Debt                    1,762,432           1,808,517
Current Portion of Long-Term Debt             (78,512)            (65,795)
                                          -----------         -----------
    Net Long-Term Debt                    $ 1,683,920         $ 1,742,722
                                          ===========         ===========

On September 5, 2001, the Company amended its bank credit facility (the "New Credit Facility") to add an additional $50,000 to the Tranche-C term loan. The New Credit Facility consists of four term loans with an original aggregate principal amount of $1,050,000, which has been reduced to $983,618 as of November 30, 2002 due to mandatory debt amortization repayments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325,000, of which $292,500 was outstanding as of November 30, 2002, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725,000, of which $691,118 was outstanding as of November 30, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $200,000 was outstanding as of November 30, 2002. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. The Company's obligations under the New Credit Facility are guaranteed by substantially all of the Company's subsidiaries and are collateralized by liens on substantially all of the Company's assets.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 and principal repayments began in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of November 30, 2002, $13,562 was outstanding under the Cable TV Credit Facility.

In 1999, the Company issued $180,000 Mezzanine Debt and common shares of the Company. All of the Mezzanine Debt is currently held by an affiliate of Welsh, Carson, Anderson & Stowe ("WCAS"). The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or paid-in-kind interest at a rate of 13% per annum.

The Company has been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, it has used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. As such, the Company is recording paid-in-kind interest at a rate of 13% per annum, which increases the principal amount of the Mezzanine Debt. Interest amounts for future periods will be calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at November 30, 2002, are summarized as follows:

November 30, 2003                       $   78,512
November 30, 2004                          101,028
November 30, 2005                          123,689
November 30, 2006                          344,185
November 30, 2007                          555,426
November 30, 2008 and thereafter           559,592
                                        ----------
                                        $1,762,432
                                        ==========

The Company was in compliance with all covenants of its debt agreements at November 30, 2002.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense for the six months ended November 30, 2002 and 2001 was $75,865 and $76,627, respectively.

During the six months ended November 30, 2002, the Company recorded a reduction of $1,029, net of tax, to other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company also decreased its liabilities by $1,719 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at November 30, 2002.

NOTE 4. DISPOSITIONS

In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider for $3,000, of which $1,000 was received as a deposit as of August 31, 2002. The Infochannel transaction is expected to close by the end of fiscal year 2003.

In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. The Company recorded a pre-tax gain of $2,370, which is included in gain on disposition of assets in the consolidated statement of operations. The Company reduced its net liabilities by $2,370, including consolidated long-term debt of approximately $45,100 (largely comprised of the vendor financing credit facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

During the three months ended November 30, 2002, the Company sold 41 telecommunications towers in a sale-leaseback transaction to AAT Communications Corp. ("AAT") for approximately $6,525. The $3,876 gain recorded on these sales has been deferred and will be recognized over the lives of the related capitalized leases (see Note 6).

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 serves as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required by SFAS No. 148, the Company will adopt the transition elements and annual financial statement reporting requirements for the current fiscal year ending May 31, 2003. The Company will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ending August 31, 2003. The Company has not yet determined the impact that this standard will have on its results of operations or financial position.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In August 2002, WCAS advised the Company that during the quarter ended August 31, 2002, an affiliate of WCAS (the "WCAS Affiliate") purchased in open market transactions approximately $140,000 principal amount of the Company's 10-3/4% senior subordinated notes due 2008 (the "Notes"). During the quarter ended November 30, 2002, the WCAS Affiliate advised the Company that it purchased an additional approximately $13,000 principal amount of the Notes. Together with the previous purchases, the WCAS Affiliate holds approximately $189,000 principal amount of the Notes as of November 30, 2002. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

In May 2002, the Company announced that it entered into an agreement with AAT to sell to AAT 186 telecommunications towers located in its U.S. wireless serving areas for a purchase price of approximately $34,100 in cash, subject to adjustment. Under the terms of the agreement, the Company will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. During the three months ended November 30, 2002, the Company sold 41 towers to AAT in a sale-leaseback transaction for approximately $6,525. The $3,876 gain recorded on these sales has been deferred and will be recognized over the lives of the related capitalized leases.

The Company recently entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless capital expenditure levels, of approximately $20,000 to $40,000 over the next three years and is in the process of selecting a vendor or vendors to provide the necessary equipment and services.

In July 2001, the Company entered into an agreement with Nortel Networks pursuant to which it agreed, subject to certain conditions, to purchase equipment and installation services for its wireless operations through June 2003 at a cost of approximately $40.0 million. The Company has committed to purchase $30.9 million under this agreement as of November 30, 2002.

NOTE 7. SEGMENT INFORMATION

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered and geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean Wireless also includes the Company's wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean Broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico, the Dominican Republic and Jamaica. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages. The Company measures the operating performance of each segment based on adjusted EBITDA. Adjusted EBITDA is defined as earnings before gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes, depreciation and amortization and a $5 million non-cash charge that related to prior fiscal years.

Information about the Company's operations in its three business segments as of and for the six months ended November 30, 2002 and 2001 is as follows:


                                   SIX MONTHS ENDED
                                     NOVEMBER 30,
                            -------------------------------
                                2002               2001
                            -----------         -----------
Caribbean Wireless
Service revenue             $   122,141         $   102,762
Equipment sales                   5,131               4,890
                            -----------         -----------
  Total revenue                 127,272             107,652
Adjusted EBITDA                  43,856              37,733
Total assets                    381,174             479,403
Capital expenditures             25,435              72,154

Caribbean Broadband
Switched revenue            $    16,241         $    11,803
Dedicated revenue                18,370              15,890
Video revenue                    24,695              23,835
Other revenue                    11,202              15,880
                            -----------         -----------
  Total revenue                  70,508              67,408
Adjusted EBITDA                  18,067              13,358
Total assets                    622,560             632,396
Capital expenditures             23,897              38,333

U.S. Wireless
Service revenue             $   129,198         $   121,386
Roaming revenue                  44,132              48,922
Equipment sales                   6,026               5,771
                            -----------         -----------
  Total revenue                 179,356             176,079
Adjusted EBITDA                  84,669              70,304
Total assets                  1,896,779           1,794,521
Capital expenditures             18,186              20,280

Eliminations
Total revenue (1)           $    (4,523)        $    (3,606)
Total assets (2)             (1,257,560)         (1,234,538)

Consolidated
Total revenue               $   372,613         $   347,533
Adjusted EBITDA                 146,594             121,395
Total assets                  1,642,953           1,671,782
Capital expenditures             67,518             130,767

(1) Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(2)   Elimination of intercompany investments.

Reconciliation of Loss before Income Taxes and Minority Interest:


                                                      SIX MONTHS ENDED NOVEMBER 30,
                                                      -----------------------------
                                                         2002               2001
                                                      ---------         -----------
Adjusted EBITDA for reportable segments               $ 146,594         $ 121,395
Interest expense, net                                   (75,267)          (76,030)
Depreciation and amortization                           (71,127)          (72,375)
Income from equity investments                              133               332
Gain on disposition of assets                             1,893                11
Non-cash charge                                          (5,000)               --
Other                                                      (106)               48
                                                      ---------         ---------
Loss before income taxes and minority interest        $  (2,880)        $ (26,619)
                                                      =========         =========

NOTE 8. CONDENSED CONSOLIDATING FINANCIAL DATA

Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 Subordinated Notes issued by the Company, and CPROC has unconditionally guaranteed the Subordinated Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                            AS OF NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
ASSETS
Current assets:

   Cash and cash equivalents     $    13,463   $      --       $    37,019   $         --              --       $      50,482
   Accounts receivable - net          48,739          --            35,346             --            (1,889)           82,196
   Inventory - phones and
      accessories - net                3,061          --             9,496             --              --              12,557
   Prepaid expenses and other
      current assets                   4,505          --            28,721             --              --              33,226
                                 -----------   -----------     -----------   --------------    ------------     -------------

   Total current assets               69,768          --           110,582             --            (1,889)          178,461

Property, plant & equipment -
      net                            266,565          --           427,567             --              --             694,132

Equity investments in wireless
      systems - net                     --            --             2,528             --              --               2,528

Debt issuance costs - net             18,861          --            20,831             --              --              39,692

U.S. wireless licenses - net            --            --           371,766             --              --             371,766

Caribbean wireless licenses -
      net                               --            --            71,992             --              --              71,992

Cable franchise costs - net             --            --           217,293             --              --             217,293

Goodwill  - net                        4,186          --            23,798             --              --              27,984

Intercompany                            --       1,308,771         980,130          594,371      (2,883,272)             --

Investment in subsidiaries              --        (360,410)        560,212         (841,571)        641,769              --

Other assets - net                     5,263         4,512          33,842             --            (4,512)           39,105
                                 -----------   -----------     -----------   --------------    ------------     -------------
   Total                         $   364,643   $   952,873     $ 2,820,541   $     (247,200)   $ (2,247,904)    $   1,642,953
                                 ===========   ===========     ===========   ==============    ============     =============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             AS OF NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)



                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:

   Current portion of
      long-term debt             $    24,833   $    48,750     $     4,929   $         --      $       --       $       78,512
   Accounts payable                   19,132          --            13,654             --            (1,132)            31,654
   Accrued expenses and other
       current liabilities            33,493          --           142,316             --              (755)           175,054
   Payable to affiliates                --            --               125             --              --                  125
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total current liabilities          77,458        48,750         161,024             --            (1,887)           285,345


Long-term debt                       666,583       813,969          15,007          188,361            --            1,683,920

Deferred federal income taxes           --            --           146,621             --            (5,802)           140,819

Minority interest                       --            --               805             --              --                  805

Other liabilities                       --          11,225           3,686             --              --               14,911

Intercompany                          25,225       920,500       1,888,817           47,290      (2,881,832)              --

Stockholders' equity (deficit):
   Common stock                         --            --              --                958            --                  958
   Preferred stock                   465,000          --              --               --          (465,000)              --
   Additional paid-in capital       (818,498)         --         1,381,551          437,018        (563,053)           437,018
   Accumulated deficit               (51,125)     (835,078)       (776,974)        (913,229)      1,663,177           (913,229)
   Accumulated other
      comprehensive loss                --          (6,493)           --             (6,493)          6,493             (6,493)
                                 -----------   -----------     -----------   --------------    ------------     --------------
                                    (404,623)     (841,571)        604,577         (481,746)        641,617           (481,746)

   Less: treasury shares                --            --              --             (1,077)           --               (1,077)
   Deferred compensation                --            --                 4              (28)           --                  (24)
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total stockholders' equity
      (deficit)                     (404,623)     (841,571)        604,581         (482,851)        641,617           (482,847)
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total                         $   364,643   $   952,873     $ 2,820,541   $     (247,200)   $ (2,247,904)    $    1,642,953
                                 ===========   ===========     ===========   ==============    ============     ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
Revenue                          $   141,605   $      --       $   234,274   $         --      $     (3,266)    $      372,613
                                 -----------   -----------     -----------   --------------    ------------     --------------

Costs and expenses:
   Cost of equipment sold             12,124          --            18,582             --              --               30,706
   Cost of services                   23,442          --            57,823             --            (1,134)            80,131
   Sales and marketing                17,777          --            29,679             --              --               47,456
   General and administrative         33,387          --            41,471             --            (2,132)            72,726
   Depreciation and
      amortization                    31,529          --            39,598             --                --             71,127
   Loss/(gain) on disposition
      of assets                          476          --            (2,369)            --                --             (1,893)
                                 -----------   -----------     -----------   --------------    ------------     --------------
                                     118,735          --           184,784             --            (3,266)           300,253
                                 -----------   -----------     -----------   --------------    ------------     --------------

Operating income                      22,870          --            49,490             --              --               72,360
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income from equity investments          --            --               133             --              --                  133
Income from investments in
   subsidiaries                         --             165           3,491              165          (3,821)              --
Interest expense - net               (19,379)      (41,011)           (997)         (13,880)           --              (75,267)
Other                                   --            --              (106)            --              --                 (106)
Intercompany interest
   allocation                           --          41,011         (41,011)            --              --                 --
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income (loss) before income
   tax expense and minority
   interest                            3,491           165          11,000          (13,715)         (3,821)            (2,880)

Income tax expense                      --            --           (11,006)            --              --              (11,006)
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income (loss) before minority
   interest                            3,491           165              (6)         (13,715)         (3,821)           (13,886)

Minority interest in loss of
   subsidiaries                         --            --               171             --              --                  171
                                 -----------   -----------     -----------   --------------    ------------     --------------

Net income (loss)                $     3,491   $       165     $       165   $      (13,715)   $     (3,821)    $      (13,715)
                                 ===========   ===========     ===========   ==============    ============     ==============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)



                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
OPERATING ACTIVITIES:

   Net income (loss)             $     3,491   $       165     $       165   $      (13,715)   $     (3,821)    $      (13,715)
                                 -----------   -----------     -----------   --------------    ------------     --------------

Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:

   Depreciation and
      amortization                    31,529          --            39,598             --              --               71,127
   Minority interest in loss
      of subsidiaries                   --            --              (171)            --              --                 (171)
   Income from equity
      investments                       --            --              (133)            --              --                 (133)
   Equity in undistributed
      earnings of subsidiaries          --            (165)         (3,491)            (165)          3,821               --
   Gain (loss) on disposition
      of assets                          476          --            (2,369)            --              --               (1,893)
   Changes in assets and
      liabilities, net of
      effects of acquisitions
      and dispositions and
      other                           20,464          --             6,251           14,124            --               40,839
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total adjustments                  52,469          (165)         39,685           13,959           3,821            109,769
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH PROVIDED BY
         OPERATING ACTIVITIES         55,960          --            39,850              244            --               96,054
                                 -----------   -----------     -----------   --------------    ------------     --------------

INVESTING ACTIVITIES:

   Proceeds from disposition
      of assets, net of cash
      expenses                          --            --             7,540             --              --                7,540
   Capital returned from
      equity investments                --            --                48             --              --                   48
   Capital expenditures              (35,786)         --           (31,732)            --              --              (67,518)
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH USED IN
         INVESTING ACTIVITIES        (35,786)         --           (24,144)            --              --              (59,930)
                                 -----------   -----------     -----------   --------------    ------------     --------------

FINANCING ACTIVITIES:

   Proceeds from the issuance
      of long-term debt                  335        20,000           6,838             --              --               27,173
   Repayment of debt                  (9,290)      (36,301)         (1,578)            --              --              (47,169)
   Proceeds from issuance of
      common stock under
      employee stock purchase
      plan                              --            --              --                483            --                  483
   Cash (paid to) received
      from  affiliates               (11,295)       16,301           8,294             --              --               13,300
   Cash advances from parent
      (to subsidiaries)                 --            --           (12,573)            (727)           --              (13,300)
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH (USED IN)
         PROVIDED BY FINANCING
         ACTIVITIES                  (20,250)         --               981             (244)           --              (19,513)
                                 -----------   -----------     -----------   --------------    ------------     --------------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS                        (76)         --            16,688             --                               16,611

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD             13,539          --            20,332             --                               33,871
                                 -----------   -----------     -----------   --------------    ------------     --------------

CASH AND CASH EQUIVALENTS, END
      OF PERIOD                  $    13,463   $      --       $    37,020   $         --      $       --       $       50,482
                                 ===========   ===========     ===========   ==============    ============     ==============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2002
                             (AMOUNTS IN THOUSANDS)



                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
ASSETS
Current assets:

   Cash and cash equivalents     $    13,539   $      --       $    20,332   $         --      $       --       $       33,871
   Accounts receivable - net          46,440          --            43,794             --            (1,458)            88,776
   Inventory - phones and
      accessories - net                1,636          --            10,502             --              --               12,138
   Prepaid expenses and other
      current assets                   3,966          --            16,918             --              --               20,884
                                 -----------   -----------     -----------   --------------    ------------     --------------

      Total current assets            65,581          --            91,546             --            (1,458)           155,669

Property, plant & equipment -
   net                               270,073          --           471,220             --              --              741,293

Equity investments in wireless
   systems - net                        --            --             2,443             --              --                2,443

Debt issuance costs - net             20,884          --            22,670             --              --               43,554

U.S. wireless licenses - net            --            --           326,711             --              --              326,711

Caribbean wireless licenses -
   net                                  --            --            72,492             --              --               72,492

Cable franchise costs - net             --            --           193,021             --              --              193,021

Goodwill  - net                        4,186          --            23,798             --              --               27,984

Intercompany                            --       1,324,446         980,084          593,824      (2,898,354)              --

Investment in subsidiaries              --        (360,241)        556,719         (842,768)        646,290               --

Other assets - net                     5,413         5,227          38,929             --            (5,227)            44,342
                                 -----------   -----------     -----------   --------------    ------------     --------------

      Total                      $   366,137   $   969,432     $ 2,779,633   $     (248,944)   $ (2,258,749)    $    1,607,509
                                 ===========   ===========     ===========   ==============    ============     ==============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                               AS OF MAY 31, 2002
                             (AMOUNTS IN THOUSANDS)



                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of
      long-term debt             $    21,631   $    40,625     $     3,539   $         --      $       --       $       65,795
   Accounts payable                   17,478          --            14,076             --            (1,050)            30,504
   Accrued expenses and other
      current liabilities             35,077          --           119,930             --              (408)           154,599
   Payable to affiliates                --            --               125             --              --                  125
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total current liabilities          74,186        40,625         137,670             --            (1,458)           251,023


Long-term debt                       678,740       838,125          51,109          174,748            --            1,742,722

Deferred federal income taxes           --            --            76,004             --            (5,227)            70,777

Minority interest                       --            --               976             --              --                  976

Other liabilities                       --          12,946            --               --              --               12,946

Intercompany                          21,324       920,500       1,909,449           47,243      (2,898,516)              --

Stockholders' equity (deficit):
   Common stock                         --            --              --                955            --                  955
   Preferred stock                   465,000          --              --               --          (465,000)              --
   Additional paid-in capital       (818,498)         --         1,381,565          436,273        (563,067)           436,273
   Accumulated deficit               (54,615)     (835,242)       (777,140)        (899,514)      1,666,997           (899,514)
   Accumulated other
      comprehensive loss                --          (7,522)           --             (7,522)          7,522             (7,522)
                                 -----------   -----------     -----------   --------------    ------------     --------------
                                    (408,113)     (842,764)        604,425         (469,808)        646,452           (469,808)

   Less: treasury shares                --            --              --             (1,077)           --               (1,077)
   Deferred compensation                --            --              --                (50)           --                  (50)
                                 -----------   -----------     -----------   --------------    ------------     --------------


   Total stockholders' equity
      (deficit)                     (408,113)     (842,764)        604,425         (470,935)        646,452           (470,935)
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total                         $   366,137   $   969,432     $ 2,779,633   $     (248,944)   $ (2,258,749)    $    1,607,509
                                 ===========   ===========     ===========   ==============    ============     ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)



                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
Revenue                          $   127,775   $      --       $   221,507   $         --      $     (1,749)    $      347,533
                                 -----------   -----------     -----------   --------------    ------------     --------------

Costs and expenses:
   Cost of equipment sold              6,706          --            19,852             --              (679)            25,879
   Cost of services                   20,125          --            62,276             --              (339)            82,062
   Sales and marketing                19,661          --            33,410             --              --               53,071
   General and administrative         25,215          --            40,642             --              (731)            65,126
   Depreciation and
      amortization                    26,422          --            45,953             --              --               72,375
   Gain on disposition of
      assets                              (5)         --                (6)            --              --                  (11)
                                 -----------   -----------     -----------   --------------    ------------     --------------
                                      98,124          --           202,127             --            (1,749)           298,502
                                 -----------   -----------     -----------   --------------    ------------     --------------

Operating income                      29,651          --            19,380             --              --               49,031
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income from equity investments          --            --               332             --              --                  332
(Loss) income from investments
   in subsidiaries                      --         (18,455)          4,516          (18,455)         32,394               --
Interest expense - net               (25,135)      (40,029)           (279)         (10,587)           --              (76,030)
Other                                   --            --                48             --              --                   48
Intercompany interest
   allocation                           --          40,029         (40,029)            --              --                 --
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income (loss) before income
   tax expense and minority
   interest                            4,516       (18,455)        (16,032)         (29,042)         32,394            (26,619)

Income tax expense                      --            --           (10,783)            --              --              (10,783)
                                 -----------   -----------     -----------   --------------    ------------     --------------

Income (loss) before minority
   interest                            4,516       (18,455)        (26,815)         (29,042)         32,394            (37,402)

Minority interest in loss of
   subsidiaries                         --            --             8,360             --              --                8,360
                                 -----------   -----------     -----------   --------------    ------------     --------------

Net income (loss)                $     4,516   $   (18,455)    $   (18,455)  $      (29,042)   $     32,394     $      (29,042)
                                 ===========   ===========     ===========   ==============    ============     ==============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                 Centennial    Centennial                                                         Centennial
                                 Puerto Rico    Cellular                       Centennial                       Communications
                                 Operations     Operating          Non-      Communications                       Corp. and
                                    Corp.        Co. LLC        Guarantors       Corp.         Eliminations      Subsidiaries
                                 -----------   -----------     -----------   --------------    ------------     --------------
OPERATING ACTIVITIES:

   Net income (loss)             $     4,516   $   (18,455)    $   (18,455)  $      (29,042)   $     32,394     $      (29,042)
                                 -----------   -----------     -----------   --------------    ------------     --------------

Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:

   Depreciation and
      amortization                    26,422          --            45,953             --              --               72,375
   Minority interest in loss
      of subsidiaries                   --            --            (8,360)            --              --               (8,360)
   Deferred income taxes                --            --             7,789             --              --                7,789
   Income from equity
      investments                       --            --              (332)            --              --                 (332)
   Equity in undistributed
      earnings of subsidiaries          --          18,455          (4,516)          18,455         (32,394)              --
   Gain on disposition of
      assets                              (5)         --                (6)            --              --                  (11)
   Changes in assets and
      liabilities, net of
      effects of acquisitions
      and dispositions and
      other                            3,437          --           (21,718)           1,125            --              (17,156)
                                 -----------   -----------     -----------   --------------    ------------     --------------

   Total adjustments                  29,854        18,455          18,810           19,580         (32,394)            54,305
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH PROVIDED BY
         (USED IN) OPERATING
         ACTIVITIES                   34,370          --               355           (9,462)           --               25,263
                                 -----------   -----------     -----------   --------------    ------------     --------------

INVESTING ACTIVITIES:

   Proceeds from disposition
      of assets, net of cash
      expenses                             5          --                38             --              --                   43
   Capital expenditures              (50,879)         --           (79,888)            --              --             (130,767)
   Deposits on long-term
      assets                            --            --           (15,000)            --              --              (15,000)
   Distributions received from
      equity investments                --            --                43             --              --                   43
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH USED IN
         INVESTING ACTIVITIES        (50,874)         --           (94,807)            --              --             (145,681)
                                 -----------   -----------     -----------   --------------    ------------     --------------

FINANCING ACTIVITIES:

   Proceeds from the issuance
      of long-term debt               55,000        52,000          39,055             --              --              146,055
   Repayment of debt                  (7,876)      (32,000)           (360)          (1,388)           --              (41,624)
   Debt issuance costs paid           (4,000)         --              --               --              --               (4,000)
   Proceeds from the exercise
      of stock options                  --            --              --              1,414            --                1,414
   Proceeds from issuance of
      common stock under
      employee stock purchase
      plan                              --            --              --              1,898            --                1,898
   Capital contributed from
      minority interest in
      subsidiaries                      --            --             2,450             --              --                2,450
   Cash received from (paid
      to) affiliates                 (32,829)      (20,000)         52,829             --              --                 --
   Cash advances from
      subsidiaries (to parent)          --            --            (7,538)           7,538            --                 --
                                 -----------   -----------     -----------   --------------    ------------     --------------

      NET CASH PROVIDED BY
         FINANCING ACTIVITIES         10,295          --            86,436            9,462            --              106,193
                                 -----------   -----------     -----------   --------------    ------------     --------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                        (6,209)         --            (8,016)            --              --              (14,225)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                 8,900          --            14,445             --              --               23,345
                                 -----------   -----------     -----------   --------------    ------------     --------------

CASH AND CASH EQUIVALENTS, END
      OF PERIOD                  $     2,691   $      --       $     6,429   $         --      $       --       $        9,120
                                 ===========   ===========     ===========   ==============    ============     ==============

NOTE 9.  SUBSEQUENT EVENTS

On December 20, 2002, the Company sold 39 telecommunications towers in a sale-leaseback transaction to AAT for approximately $6,654. The $4,418 gain recorded on this sale will be deferred and recognized over the lives of the related capitalized leases.

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

OVERVIEW

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. As of November 30, 2002, our Caribbean operations own licenses to serve a population of approximately 12.9 million in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, dedicated (private line), video and other services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of November 30, 2002:
Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 17.1 million Net Pops as of November 30, 2002.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Wireless Revenue - We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. Revenues from sales of handsets and accessories are recognized in the period these products are sold to the customer. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenues from activation fees are recognized over the expected customer service period, ranging from 26 to 48 months. Revenues from prepaid calling cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned.

Broadband Revenue - We recognize revenues from cable television installation fees to the extent of direct selling costs in the period the installation is provided to the customer. Revenues from prepaid long distance cards are recognized as the customer uses the minutes on the cards. Revenues from other services are recognized when earned. Revenues from equipment sales are recognized in the period these products are sold to the customer.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from our customers not making required payments. We base our allowances on the likelihood of recoverability of our subscriber accounts receivable based on past experience and by reviewing current collection trends that are expected to continue. If economic or industry trends worsen beyond our estimates, we would increase our allowance for doubtful accounts by recording additional expense.

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment, certain license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both the Company and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses, which generated long-lived assets, with the carrying value of the long-lived assets.

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

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize the radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our U.S. wireless and Puerto Rico PCS licenses. Our cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The PRTB's process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our Puerto Rico cable franchises. As a result, the U.S. wireless and

Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable franchises each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable us to build out our existing networks. The primary asset acquired in such combinations has been wireless licenses and cable franchises. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless license and cable franchises. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless licenses and cable franchise costs. We believe that the nature of our U.S. wireless licenses and related goodwill and our cable franchises and the related goodwill are fundamentally indistinguishable.

In conjunction with the adoption of SFAS No. 142, we reclassified approximately $67.6 million of U.S. Wireless goodwill to U.S. wireless licenses and approximately $38.0 million of Caribbean Broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, we recorded an additional deferred tax liability of $69.3 million as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45.0 million and $24.3 million, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless and cable franchises. This reclassification, including the related impact of deferred taxes, had no affect on our results of operations.

As a result of the adoption of SFAS No. 142, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. When testing the carrying value of these assets for impairment, we will determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation. Depreciation and amortization expense for the six months ended November 30, 2002 would have been $12.4 million higher in the absence of SFAS No. 142. The aggregate effect of ceasing amortization decreased net loss and loss per basic and diluted share by $9.2 million and $0.10, respectively.

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

During the six months ended November 30, 2002, we recorded a reduction of $1.0 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also decreased our liabilities by $1.7 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at November 30, 2002.

RESULTS OF OPERATIONS

We had 896,800 wireless subscribers at November 30, 2002, as compared to 826,500 at November 30, 2001, an increase of 9%. The net loss for the three and six months ended November 30, 2002 was $13.5 million and $13.7 million, respectively, as compared to the net loss of $20.3 million and $29.0 million for the same periods last year. Basic and diluted loss per share for the three and six months ended November 30, 2002 was $0.14 as compared to basic and diluted loss per share of $0.21 and $0.31 for the three and six months ended November 30, 2001, respectively.

On August 22, 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. We recorded a pre-tax gain of $2.4 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.4 million, including consolidated long-term debt of approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

In August 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million, of which $1.0 million was received as of August 31, 2002. This transaction is expected to close by the end of fiscal year 2003.

During the three months ended November 30, 2002, the Company sold 41 towers to AAT in a sale-leaseback transaction for approximately $6.5 million. The $3.9 million gain recorded on these sales has been deferred and will be recognized over the lives of the related capitalized leases.

The table below summarizes the consolidated results of operations for each period:

                                   Three Months Ended                            Six Months Ended
                                -------------------------                     ---------------------
(In thousands, except per
share amounts)                   11/30/02        11/30/01        % Change     11/30/02        11/30/01       % Change
--------------                   --------        --------        --------     --------        --------       --------
Operating income                $  30,661       $  20,437          50%       $  72,360       $  49,031          48%
Net loss                        $ (13,474)      $ (20,326)        (34)%      $ (13,715)      $ (29,042)        (53)%
Loss per share:

    Basic                       $   (0.14)      $   (0.21)        (33)%      $   (0.14)      $   (0.31)        (55)%
    Diluted                     $   (0.14)      $   (0.21)        (33)%      $   (0.14)      $   (0.31)        (55)%

 Adjusted EBITDA (1)            $  70,789       $  58,523          21%       $ 146,594       $ 121,395          21%


(1) Earnings before gain on disposition of assets, minority interest in loss of subsidiaries, income from equity investments, interest expense - net, income taxes, depreciation and amortization and a $5 million non-cash charge that related to prior fiscal years ("Adjusted EBITDA") is presented because it is a financial indicator used in the telecommunications industry. Our calculation of

         Adjusted EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to measurements that are accounting principles generally accepted in the United States of America, such as operating income, net income or cash flows from operations.

Caribbean Wireless Operations

                                    Three Months Ended                      Six Months Ended
                                 -----------------------                  ---------------------
(In thousands)                     11/30/02     11/30/01     % Change     11/30/02      11/30/01     % Change
--------------                     --------     --------     --------     --------      --------     --------
Revenue:
Service revenue                  $  59,444    $  52,788          13%     $ 122,141    $ 102,762          19%
Equipment sales                      2,585        1,770          46          5,131        4,890           5
                                 ---------    ---------          --      ---------    ---------          --
                                    62,029       54,558          14        127,272      107,652          18
                                 ---------    ---------          --      ---------    ---------          --
Costs and expenses:

Cost of equipment sold               8,037        3,992         101         16,943        8,586          97
Cost of services                     9,434        8,645           9         21,164       16,892          25
Sales and marketing                  9,898       10,437          (5)        19,809       21,533          (8)
General and administrative          11,768       11,742           0         25,500       22,908          11
                                 ---------    ---------          --      ---------    ---------          --
                                    39,137       34,816          12         83,416       69,919          19
                                 ---------    ---------          --      ---------    ---------          --
Adjusted EBITDA                     22,892       19,742          16         43,856       37,733          16
Loss (gain) on disposition
   of assets                           492           --          NA         (1,878)          --          NA
Non-cash charge                      4,389           --          NA          4,389           --          NA
Depreciation and amortization       14,214       13,419           6         29,675       24,095          23
                                 ---------    ---------          --      ---------    ---------          --
Operating income                 $   3,797    $   6,323         (40)%    $  11,670    $  13,638         (14)%
                                 =========    =========         ===      =========    =========         ===

Revenue

Caribbean Wireless service revenue increased $6.7 million, or 13% and $19.4 million, or 19%, to $59.4 million and $122.1 million for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year. These increases were primarily due to growth in revenue from new subscribers of $9.6 million and $24.9 million for the three and six months ended November 30, 2002, respectively, partially offset by decreases in service revenue per subscriber of $3.2 million and $5.6 million for the same periods. The increases in subscribers were partially offset by currency devaluation in the Dominican Republic.

The increase in equipment sales of wireless telephones and accessories to subscribers was due to an increase in Dominican Republic gross activations and a change in the Company's handset strategy in Puerto Rico that allows customers to choose between purchasing and leasing a phone.

Our Caribbean Wireless operations had approximately 366,700 subscribers at November 30, 2002, an increase of 17% from the 312,600 subscribers at November 30, 2001. During the twelve months ended November 30, 2002, increases from new activations of 211,400 were offset by subscriber cancellations of 157,300. These activations and cancellations exclude Centennial Digital Jamaica. The 17% growth in subscribers included approximately 16,800 additional postpaid subscribers in the Dominican Republic, which have substantially higher revenue per average wireless customer than prepaid customers. The monthly prepaid and postpaid churn rate decreased to 3.4% for the three months ended November 30, 2002 from 3.7% for the same period a year ago and remained unchanged at 3.7% for the six months ended November 30, 2002 as compared to the same period last year. The cancellations experienced by our Caribbean Wireless operations were primarily the result of churn of prepaid customers, competitive factors and non-payment.

Caribbean Wireless total revenue per subscriber per month, based upon an average number of subscribers, was $57 and $58 for the three and six months ended November 30, 2002, as compared to $59 and $61 for the same periods a year ago. The decreases in revenue per subscriber were primarily due to a decrease in the rate for interconnection terminating minutes in Puerto Rico, an increase in the percentage of the Company's Caribbean wireless subscribers located in the Dominican Republic, and currency devaluation in the Dominican Republic. The average customer used 727 minutes of airtime per month in the second quarter of fiscal 2003 versus 524 minutes of use per month in the same period last year.

Costs and expenses

Cost of equipment sold increased $4.0 million, or 101% and $8.4 million, or 97% for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year, due to an increase in the number of premium phones sold and an increase in phones used for upgrades and retention plan exchanges.

Cost of services increased $0.8 million, or 9% and $4.3 million, or 25% during the three and six months ended November 30, 2002, respectively, as compared to the three and six months ended November 30, 2001, primarily due to the variable costs associated with a larger subscription base and associated revenue, which included higher long distance and interconnection charges.

Sales and marketing expenses decreased $0.5 million, or 5% and $1.7 million, or 8% for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year, primarily due to lower commissions paid to agents.

General and administrative expenses were flat at $11.8 million for the three months ended November 30, 2002, as compared to the same period in fiscal 2002. General and administrative expenses increased $2.6 million, or 11% for the six months ended November 30, 2002, as compared to the same period in fiscal 2002, primarily due to higher bad debt expense in the Dominican Republic as the Company increased its reserves in consideration of growth in the postpaid subscriber base.

Adjusted EBITDA for the Caribbean Wireless operations for the three months ended November 30, 2002 was $22.9 million, an increase of $3.2 million, or 16% as compared to the three months ended November 30, 2001. Adjusted EBITDA for the Caribbean Wireless operations for the six months ended November 30, 2002 was $43.9 million, an increase of $6.1 million, or 16% as compared to the six months ended November 30, 2001.

The gain on disposition of assets during the six months ended November 30, 2002 was due to the sale of our Jamaican wireless operations.

The $4.4 million non-cash charge relates to certain disputed billings that arose in prior fiscal years, to and from the Puerto Rico Telephone Company. The Company recorded this charge in the current quarter in consideration of recent developments and continued protracted settlement negotiations concerning these disputed billings.

Depreciation and amortization for the three months ended November 30, 2002 was $14.2 million, an increase of $0.8 million, or 6%, as compared to the three months ended November 30, 2001. Depreciation and amortization for the six months ended November 30, 2002 was $29.7 million, an increase of $5.6 million, or 23%, as compared to the six months ended November 30, 2001.

Operating income for the three months ended November 30, 2002 was $3.8 million, a decrease of $2.5 million from the operating income of $6.3 million from the same period last year. Operating income for the six months ended November 30, 2002 was $11.7 million, a decrease of $2.0 million from the operating income of $13.6 million from the same period last year.

Caribbean Broadband Operations

                                    Three Months Ended                     Six Months Ended
                                   --------------------                  --------------------
(In thousands)                     11/30/02    11/30/01     % Change     11/30/02     11/30/01     % Change
--------------                     --------    --------     --------     --------     --------     --------
Revenue:
    Switched revenue              $  8,429     $  6,124           38 %   $ 16,241     $ 11,803        38%
    Dedicated revenue                9,311        8,117           15       18,370       15,890        16
    Video revenue                   12,031       12,256           (2)      24,695       23,835         4
    Other revenue                    5,019        8,990          (44)      11,202       15,880       (29)
                                  --------     --------          ---     --------     --------       ---
                                    34,790       35,487           (2)      70,508       67,408         5
                                  --------     --------          ---     --------     --------       ---
Costs and expenses:
    Cost of equipment sold             188           88          114          343          252        36
    Cost of services                15,592       17,319          (10)      30,757       32,283        (5)
    Sales and marketing              2,498        3,827          (35)       4,757        7,136       (33)
    General and administrative       8,228        7,539            9       16,584       14,379        15
                                  --------     --------          ---     --------     --------       ---
                                    26,506       28,773           (8)      52,441       54,050        (3)
                                  --------     --------          ---     --------     --------       ---
Adjusted EBITDA                      8,284        6,714           23       18,067       13,358        35
Gain on disposition of assets          (12)          (7)          71          (13)          (7)       86
Non-cash charge                        611           --           NA          611           --        NA
Depreciation and amortization       11,030       13,281          (17)      22,813       25,766       (11)
                                  --------     --------          ---     --------     --------       ---
Operating loss                    $ (3,345)    $ (6,560)         (49)%   $ (5,344)    $(12,401)      (57)%
                                  ========     ========          ===     ========     ========       ===

Revenue

Caribbean Broadband revenue decreased $0.7 million, or 2%, to $34.8 million for the three months ended November 30, 2002, as compared to the three months ended November 30, 2001. This change reflects the decrease in revenue from terminating international long distance minutes to the Dominican Republic as well as the loss of cable television subscribers due to the upgrade of our facilities to digital and increased competition from satellite providers. The decrease in terminating minutes to the Dominican Republic was partially offset by a 10% increase in total access lines and equivalents to 207,255. Caribbean Broadband revenue increased $3.1 million or 5%, to $70.5 million for the six months ended November 30, 2002, as compared to the six months ended November 30, 2001, due primarily to an increase in switched revenue.

Switched revenue increased $2.3 million, or 38% and $4.4 million, or 38%, for the three and six months ended November 30, 2002, as compared to the same periods a year ago. These increases were primarily due to a 35% increase in switched access lines to 37,129 as of the end of the second quarter from the same period last year and a corresponding growth in minutes of use.

Dedicated revenue increased $1.2 million, or 15% and $2.5 million or 16%, to $9.3 million and $18.4 million for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year. The increases were primarily the result of a 6% rise in voice grade equivalent dedicated lines to 170,126. Strong growth in some segments of the carrier market has been offset by the generally unsettled condition of the long distance, undersea fiber optic and ISP markets.

Video services revenues of $12.0 million for the three months ended November 30, 2002 decreased slightly from the same period a year ago, reflecting the 15% loss in subscribers, partially offset by additional revenue from a rate increase and increased sales of premium services. Video services revenues of $24.7 million for the six months ended November 30, 2002 grew 4% from the same period last year, reflecting the revenue from the recent digital upgrade and the associated rate increase.

Other revenue decreased $4.0 million, or 44% and $4.7 million or 29% to $5.0 million and $11.2 million for the three and six months ended November 30, 2002, respectively, from the same periods last year. The decreases are primarily attributable to a reduction in terminating international long distance minutes to the Dominican Republic and a decrease in interconnection termination rates in Puerto Rico.

Costs and expenses

Cost of services decreased $1.7 million, or 10% and $1.5 million, or 5% during the three and six months ended November 30, 2002, respectively, as compared to the same periods a year ago, primarily due to a decrease in access charges in the Dominican Republic, resulting from the decrease in terminating international long distance minutes described above.

Sales and marketing expenses decreased $1.3 million, or 35% and $2.4 million, or 33% during the three and six months ended November 30, 2002, respectively, as compared to the three and six months ended November 30, 2001, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

General and administrative expenses increased $0.7 million, or 9% and $2.2 million, or 15% during the three and six months ended November 30, 2002, respectively, as compared to the three and six months ended November 30, 2001, primarily due to the additional expenses associated with the launching of the video services business and increased costs to support the growing customer base.

Adjusted EBITDA for the Caribbean Broadband operations for the three months ended November 30, 2002 was $8.3 million, an increase of $1.6 million, or 23%, as compared to the same three months last year. Adjusted EBITDA for the Caribbean Broadband operations for the six months ended November 30, 2002 was $18.1 million, an increase of $4.7 million, or 35%, as compared to the same six months last year.

The $0.6 million non-cash charge relates to certain disputed billings that arose in prior fiscal years, to and from the Puerto Rico Telephone Company. The Company recorded this charge in the current quarter in consideration of recent developments and continued protracted settlement negotiations concerning these disputed billings.

Depreciation and amortization for the three months ended November 30, 2002 was $11.0 million, a decrease of $2.3 million, or 17%, from the same three months last year. Depreciation and amortization for the six months ended November 30, 2002 was $22.8 million, a decrease of $3.0 million, or 11%, from the same six months last year. The decreases were primarily due to the cessation of amortization relating to cable franchise costs in connection with the adoption of SFAS No. 142. The effect of this adoption was partially offset by increased depreciation expense associated with the continued expansion of the Puerto Rico broadband and cable TV operations.

Operating loss for the three months ended November 30, 2002 was $3.3 million, a decrease of $3.2 million as compared to the operating loss of $6.6 million for the same period in fiscal 2002. Operating loss for the six months ended November 30, 2002 was $5.3 million, a decrease of $7.1 million as compared to the operating loss of $12.4 million for the same period in fiscal 2002.

U.S. Wireless Operations

                                     Three Months Ended                     Six Months Ended
                                   ---------------------                  --------------------
(In thousands)                     11/30/02     11/30/01      % Change    11/30/02     11/30/01      % Change
--------------                     --------     --------      --------    --------     --------      --------
Revenue:
    Service revenue               $  63,433    $  59,499          7%     $ 129,198     $ 121,386         6%
    Roaming revenue                  19,353       22,964        (16)        44,132        48,922       (10)
    Equipment sales                   3,429        2,677         28          6,026         5,771         4
                                  ---------    ---------         --      ---------     ---------        --
                                     86,215       85,140          1        179,356       176,079         2
                                  ---------    ---------         --      ---------     ---------        --
Costs and expenses:
    Cost of equipment sold            7,311        8,942        (18)        13,421        17,041       (21)
    Cost of services                 15,009       17,360        (14)        32,449        36,210       (10)
    Sales and marketing              11,228       12,909        (13)        22,889        24,402        (6)
    General and administrative       13,056       13,862         (6)        25,928        28,122        (8)
                                  ---------    ---------         --      ---------     ---------        --
                                     46,604       53,073        (12)        94,687       105,775       (10)
                                  ---------    ---------         --      ---------     ---------        --

Adjusted EBITDA                      39,611       32,067         24         84,669        70,304        20
Loss (gain) on disposition of
 assets                                   1           (4)       125             (3)           (4)       25
Depreciation and amortization         9,401       11,397        (18)        18,638        22,514       (17)
                                  ---------    ---------         --      ---------     ---------        --
Operating income                  $  30,209    $  20,674         46%     $  66,034     $  47,794        38 %
                                  =========    =========         ==      =========     =========        ==

Revenue

U.S. Wireless service revenue increased $3.9 million, or 7% and $7.8 million, or 6%, to $63.4 million and $129.2 million, for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year. The increases were primarily due to growth in revenue from new subscribers of $2.7 million and $7.1 million for the three and six months ended November 30, 2002, respectively, and increases in service revenue per subscriber of $1.2 million and $0.7 million for the same periods, as compared to the same periods last year. Revenue from U.S. Wireless roaming decreased $3.6 million, or 16% and $4.8 million, or 10%, for the three and six months ended November 30, 2002, respectively, from roaming revenues of $23.0 million and $48.9 million for the three and six months ended November 30, 2001, respectively. The decreases were primarily due to a decrease in roaming rates per minute of $12.6 million and $20.9 million for the three and six months ended November 30, 2002, respectively, partially offset by an increase in roaming usage of $9.0 million and $16.1 million, respectively, for the same period.

We anticipate that roaming revenue will continue to be significantly lower in fiscal 2003 than in fiscal 2002, primarily due to declines in contractual roaming rates and, secondarily, industry consolidation. We expect the trend of decreasing roaming rates per minute, partially offset by an increase in roaming usage to continue.

Our U.S. Wireless operations had approximately 530,100 and 513,900 subscribers at November 30, 2002 and 2001, respectively. During the twelve months ended November 30, 2002, increases from new activations of 152,900 were offset by subscriber cancellations of 136,700. The monthly prepaid and postpaid churn rate was 2.2% and 2.3% for the three months and six months ended November 30, 2002, respectively, as compared to 2.3% and 2.5% for the same periods last year. The cancellations experienced by the U.S. Wireless operations were primarily due to competitive factors and non-payment.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $54 and $56 for the three and six months ended November 30, 2002, respectively, as compared to $56 and $58 for the same periods a year ago. The decreases in revenue per subscriber were primarily due to the decline in roaming revenue. Average minutes of use per subscriber was 254 per month for the three months ended November 30, 2002 as compared to 183 for the same period last year.

Costs and expenses

Cost of equipment sold decreased $1.6 million, or 18% and $3.6 million, or 21% for the three and six months ended November 30, 2002, respectively, as compared to the same periods last year, due to a decrease in activations partially offset by a an increase in the number of phones given to customers for retention.

Cost of services decreased $2.4 million, or 14% and $3.8 million, or 10% for the three and six months ended November 30, 2002, respectively, as compared to the three and six months ended November 30, 2001, primarily due to a decrease in incollect costs due to long term contracts at more favorable rates. Incollect costs are the costs associated with our subscribers roaming in other markets.

Sales and marketing expenses decreased $1.7 million, or 13% and $1.5 million, or 6% for the three and six months ended November 30, 2002, respectively, as compared to the prior year, primarily due to a reduction in the sales force and lower commissions relating to lower activations.

General and administrative expenses decreased $0.8 million, or 6% and $2.2 million, or 8% during the three and six months ended November 30, 2002, respectively, as compared to the three and six months ended November 30, 2001, primarily due to decreases in bad debt expense, subscriber billing services and subscription fraud.

Adjusted EBITDA for the U.S. Wireless operations was $39.6 million for the three months ended November 30, 2002, an increase of $7.5 million, or 24%, as compared to the same period in fiscal 2002.

Adjusted EBITDA for the U.S. Wireless operations was $84.7 million for the six months ended November 30, 2002, an increase of $14.4 million, or 20%, as compared to the same period in fiscal 2002.

Depreciation and amortization for the three months ended November 30, 2002 was $9.4 million, a decrease of $2.0 million, or 18%, from the same period in fiscal 2002. Depreciation and amortization for the six months ended November 30, 2002 was $18.6 million, a decrease of $3.9 million, or 17%, from the same period in fiscal 2002. The decreases were primarily due to the cessation of amortization relating to wireless licenses in connection with the adoption of SFAS No. 142.

Operating income for the three months ended November 30, 2002 was $30.2 million, an increase of $9.5 million from operating income of $20.7 million for the same period in fiscal 2002. Operating income for the six months ended November 30, 2002 was $66.0 million, an increase of $18.2 million from operating income of $47.8 million for the same period in fiscal 2002.

Consolidated

Other non-operating income and expenses

Net interest expense was $37.0 million and $75.3 million for the three and six months ended November 30, 2002, respectively, a decrease of $1.1 million, or 3% and $0.8 million, or 1%, from the three and six months ended November 30, 2001. Gross interest expense was $37.4 million and $75.9 million for the three and six months ended November 30, 2002, as compared to $38.4 million and $76.6 million for the same periods a year ago. The decreases were primarily driven by a lower average interest rate on our variable rate debt. The decreases were partially offset by the change in interest rate on our Mezzanine Debt from 10% cash pay to 13% paid-in-kind (see Commitments and Contingencies). Total debt decreased $35.4 million from November 30, 2001 to November 30, 2002.

The weighted-average debt outstanding during the three months ended November 30, 2002 was $1,762.8 million, a decrease of $36.2 million as compared to the weighted-average debt level of $1,799.0 million during the three months ended November 30, 2001. The weighted-average debt outstanding during the six months ended November 30, 2002 was $1,784.0 million, a decrease of $12.6 million as compared to the weighted-average debt level of $1,771.4 million during the six months ended November 30, 2001. Our weighted-average interest rate was 8.5% for both the three and six months ended November 30, 2002, as compared to 8.5% and 8.7% for the same periods a year ago.

After minority interest in loss of subsidiaries for the three and six months ended November 30, 2002, pre-tax loss was $6.2 million and $2.7 million as compared to the pre-tax loss of $13.2 million and $18.3 million for the three and six months ended November 30, 2001.

Income tax expense was $7.2 million and $11.0 million for the three and six months ended November 30, 2002, respectively as compared to $7.1 million and $10.8 million for the same periods last year. The Company had a negative worldwide effective tax rate of 382.2% for the six months ended November 30, 2002 primarily as a result of pre-tax book losses generated in the Dominican Republic for which the Company cannot record a tax benefit and certain interest expense related to the Company's Mezzanine Debt that is not deductible for U.S. income tax purposes.

These factors resulted in a net loss of $13.5 million and $13.7 million for the three and six months ended November 30, 2002, respectively, which represent decreases of $6.9 million and $15.3 million, respectively, from net losses of $20.3 million and $29.0 million for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

On September 5, 2001, we amended our existing senior term loan and revolving credit facilities to add an additional $50.0 million to the Tranche-C term loan. The amended credit facilities are referred to as the "New Credit Facility". The New Credit Facility consists of four term loans in an aggregate original principal amount of $1,050.0 million, which has been reduced to $983.6 million as of November 30, 2002 due to mandatory debt amortization payments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original amount of $325.0 million, of which $292.5 million was outstanding as of November 30, 2002, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original amount of $725.0 million, of which $691.1 million was outstanding as of November 30, 2002. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250.0 million, of which $200.0 million was outstanding as of November 30, 2002. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. Under the provisions of the New Credit Facility, we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the New Credit Facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

For the six months ended November 30, 2002, earnings were less than fixed charges by $3.0 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $71.1 million relating to depreciation and amortization.

As of November 30, 2002, we had $694.1 million of property, plant and equipment
(net) placed in service. During the six months ended November 30, 2002, we made capital expenditures of $67.5 million to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $49.3 million for the six months ended November 30, 2002, representing 73% of total capital expenditures. The Caribbean operations' capital expenditures included $25.4 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems and $23.9 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2003, we anticipate capital expenditures of no more than $150.0 million.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 with principal repayments beginning in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of November 30, 2002, $13.6 million was outstanding under the Cable TV Credit Facility.

We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and issuance of debt or equity securities.

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

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                               Six Months Ended November 30,
                                                 -----------------------------------------------------------
                                                           2002                            2001
                                                 ----------------------------    ---------------------------
                                                               % of net cash                   % of net cash
(In thousands)                                     Amount        provided          Amount        provided
--------------                                   ----------    -------------     ---------     -------------

Net cash provided by operating activities        $  96,054           63 %        $  25,263           27 %
Interest paid                                       55,791           37             67,477           73
                                                 ----------      -------         ---------          -----
Net cash provided                                $ 151,845          100 %        $  92,740          100%
                                                 ==========      =======         =========          =====
Principal uses of cash:
Interest paid                                    $  55,791           37%         $  67,477            73 %
Property, plant & equipment                         67,518           44            130,767           141
                                                 ----------      -------         ---------          -----
Total                                            $ 123,309           81%         $ 198,244           214 %
                                                 ==========      =======         =========          =====
Cash available for (required from) other
     financing and investing activities          $  28,536           19%         $(105,507)         (114)%
                                                 ==========      =======         =========          =====

Net cash provided by operating activities for the six months ended November 30, 2002 was sufficient to fund our expenditures for property, plant and equipment of $67.5 million.

The following table sets forth the primary cash flows (used in) provided by other financing and investing activities for the periods indicated:

                                                                                Six Months Ended November 30,
                                                                             ------------------------------------
(In thousands)                                                                  2002                     2001
--------------                                                               ---------                 ----------
Proceeds from disposition of assets, net of cash expenses                    $   7,540                 $      43
Proceeds from issuance of long-term debt                                        27,173                   146,055
Proceeds from the exercise of stock options                                         --                     1,414
Capital contributed from minority interests in subsidiaries                         --                     2,450
Distributions received from equity investments                                      48                        43
Proceeds from issuance of common stock under employee stock purchase plan          483                     1,898
                                                                             ---------                 ---------
Cash provided by other financing and investing activities                       35,244                   151,903
                                                                             ---------                 ---------
Repayment of debt                                                              (47,169)                  (41,624)
Debt issuance costs paid                                                            --                    (4,000)
Deposits on long-term assets                                                        --                   (15,000)
                                                                             ---------                 ---------
Capital (required from) available for operations and
    capital expenditures                                                     $ (11,925)                $  91,279
                                                                             =========                 =========

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

In August 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million, of which $1.0 million has been received as of August 31, 2002. This transaction is expected to close by the end of fiscal year 2003.

In August 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. We recorded a pre-tax gain of $2.4 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.4 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

During the three months ended November 30, 2002, the Company sold 41 towers to AAT in a sale-leaseback transaction for approximately $6.5 million. The $3.9 million gain recorded on these sales has been deferred and will be recognized over the lives of the related capitalized leases.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 serves as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required by SFAS No. 148, we will adopt the transition elements and annual financial statement reporting requirements for the current fiscal year ending May 31, 2003. We will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ending August 31, 2003. We have not yet determined the impact that this standard will have on its results of operations or financial position.

COMMITMENTS AND CONTINGENCIES

We have filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of January 10,

2003, 37,613,079 shares remain available for future acquisitions.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants) as well as the resale of up to 20 million shares of our common stock out of approximately 87 million shares owned by our controlling stockholders (Welsh, Carson, Anderson and Stowe and an affiliate of The Blackstone Group).

In August 2002, Welsh, Carson, Anderson and Stowe ("WCAS") advised us that during the quarter ended August 31, 2002, an affiliate of WCAS (the "WCAS Affiliate") purchased in open market transactions approximately $140.0 million principal amount of our 10-3/4% senior subordinated notes due 2008 (the "Notes"). During the quarter ended November 30, 2002, the WCAS Affiliate advised the Company that it purchased an additional $13.0 million principal amount of the Notes. Together with previous purchases, the WCAS Affiliate holds $189.0 million of principal amount of the Notes as of November 30, 2002. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. Therefore, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

We have been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, we had used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. As such, we are recording paid-in-kind interest at a rate of 13% per annum, which increases the principal amount of the Mezzanine Debt. Interest amounts for future periods are calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

In May 2002, we announced that we entered into an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located in our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. Under the terms of the agreement, we will leaseback space on the towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. During the three months ended November 30, 2002, we sold 41 towers to AAT in a sale-leaseback transaction for approximately $6.5 million. The $3.9 million gain recorded on these sales has been deferred and will be recognized over the lives of the related capitalized leases.

In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $30.9 million under this agreement as of November 30, 2002.

We recently entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless capital expenditure levels, of approximately $20 million to $40 million over the next three years and are in the process of selecting a vendor or vendors to provide the necessary equipment and services.

SUBSEQUENT EVENTS

As previously announced, we received a Staff Determination letter from Nasdaq stating that our common stock faces delisting from the Nasdaq National Market because it had traded below the minimum bid price of $3.00 for 30 consecutive trading days. On December 12, 2002, we had an oral hearing before a Nasdaq Listing Qualification Panel to appeal the Staff Determination. Pending the Panel's decision, our common stock will continue to trade on the Nasdaq National Market. There can be no assurance that the Panel will grant our request for continued listing on the Nasdaq National Market. If our appeal is unsuccessful, we intend to apply to transfer the listing of our common stock to the Nasdaq SmallCap Market. We currently meets the Nasdaq SmallCap Market's maintenance criteria.

On November 18, 2002, we commenced a tender offer to certain of our employees to exchange certain stock options to purchase shares of our common stock having an exercise price of $12.15 per share or more for new stock options to purchase shares of our common stock upon the terms and subject to the conditions described in an Offer to Exchange filed with the SEC. Stock options covering approximately 3,509,600 shares were eligible for exchange pursuant to the terms of the Offer to Exchange. The tender offer expired on December 19, 2002. Pursuant to the Offer to Exchange, we have accepted for cancellation stock options to purchase 2,913,700 shares of our common stock. In accordance with the terms and subject to the conditions of the Offer to Exchange, holders of cancelled stock options will have the right to receive new stock options covering 1,456,850 shares of common stock in the aggregate. We expect to issue the new stock options on or about June 23, 2003.

On December 20, 2002, we sold 39 telecommunications towers in a sale-leaseback transaction to AAT for approximately $6.8 million. The $4.4 million gain recorded on this sale will be deferred and recognized over the lives of the related capitalized leases.

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

- the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the effect of existing and new competitors, including competitors that may have greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

- market prices for wireless services may continue to decline in the future;

- general economic, business, political and social conditions in the areas in which we operate, including the less developed Caribbean region;

-        fluctuations in currency values;

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

      The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2002:

===================================================================================================================================
                                                    YEAR ENDED NOVEMBER 30,
                                 -------------------------------------------------------
                                                                                              THERE-
(IN THOUSANDS)                   2003         2004         2005         2006        2007      AFTER         TOTAL       FAIR VALUE
===================================================================================================================================
Long-term debt:

Fixed rate                    $  1,256      $ 1,272      $  1,433    $    866    $    832    $559,593    $  565,252     $  385,802
  Average interest rate          10.56%       10.52%        10.35%       9.90%      10.00%      10.50%        10.49%            --
  Variable rate               $ 77,256      $99,756      $122,256    $343,319    $554,594          --    $1,197,181     $1,197,180
  Average interest rate (1)       1.70%        3.17%         4.22%       4.72%       5.17%         --          3.77%            --
Interest rate swaps
  (pay fixed, receive
  variable):
  Notional amount             $100,000      $50,000            --          --          --          --            --     $   (7,779)
  Average pay rate                5.60%        5.24%           --          --          --          --            --             --
  Average receive rate            1.70%        3.17%           --          --          --          --            --             --
Interest rate collar:
  Notional amount             $100,000           --            --          --          --          --            --     $   (3,449)
  Cap                             7.00%          --            --          --          --          --            --             --
  Floor                           4.62%          --            --          --          --          --            --             --
-----------------------------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

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

                  a) The Company's annual meeting of shareholders was held on October 3, 2002.

                  b) The following persons were elected as directors at the Company's annual meeting pursuant to the following votes:

                                                        Number of Votes
                                                        ---------------
                  Directors                          For            Against
                  ---------                          ---            -------
                  Carmen A. Culpeper              92,593,646        581,431
                  Anthony J. de Nicola            92,278,248        896,829
                  Mark T. Gallogly                93,075,396         99,681
                  James R. Matthews               92,829,696        345,381
                  Thomas E. McInerney             92,759,998        415,079
                  Michael J. Small                92,907,373        267,704
                  David M. Tolley                 93,075,396         99,681
                  J. Stephen Vanderwoude          92,593,646        581,431

                  c) The shareholders approved a proposal at the annual meeting to ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2003. The following sets forth the number of votes on this proposal:

                             For              Against            Abstain
                             ---              -------            -------
                         93,031,975           139,358             3,744

      ITEM 5.     OTHER INFORMATION

                  None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  Each exhibit identified below is filed as a part of this report.

                  a)    Exhibits

                        Exhibit No.    Description
                        -----------    -----------
                        10.17          Severance Agreement and General Release
                                       dated as of September 1, 2002 between
                                       Centennial  Communications Corp. and
                                       Peter W. Chehayl

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


January 14, 2003


                              CENTENNIAL COMMUNICATIONS CORP.


                              /s/ Thomas J. Fitzpatrick
                              -------------------------------
                              Thomas J. Fitzpatrick

                              Executive Vice President,
                              Chief Financial Officer
                              (Chief Financial Officer)

                              /s/ Thomas E. Bucks
                              -------------------------------
                              Thomas E. Bucks
                              Sr. Vice President-Controller
                              (Chief Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


            Date: January 14, 2003


            By: /s/ Michael J. Small
                --------------------
            Name:  Michael J. Small
            Title: Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


               Date: January 14, 2003

               By: /s/ Thomas J. Fitzpatrick
                   -------------------------
               Name:  Thomas J. Fitzpatrick
               Title: Chief Financial Officer