Form 10-Q
period 2003-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2003-04-14
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 2003
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   for the transition period from         to
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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - 95,696,036 outstanding shares as of April 10, 2003

                                TABLE OF CONTENTS


Part I -  Financial Information...........................................     1

Item 1.   Financial Statements............................................     1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......    46

Item 4.   Controls and Procedures.........................................    46

Part II - Other Information...............................................    47

Item 1.   Legal Proceedings...............................................    47

Item 2.   Changes in Securities and Use of Proceeds.......................    47

Item 3.   Defaults Upon Senior Securities.................................    47

Item 4.   Submission of Matters to a Vote of Security Holders.............    47

Item 5.   Other Information...............................................    47

Item 6.   Exhibits and Reports on Form 8-K................................    47

Signatures................................................................    48

Certifications............................................................    49

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            FEBRUARY 28,
                                                               2003             MAY 31,
                                                            (UNAUDITED)          2002
                                                            -----------          ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $    57,242       $    33,871
   Accounts receivable, less allowance for doubtful
    accounts of $20,053 and $15,833, respectively                81,217            88,776
   Inventory - phones and accessories, less
    allowance for obsolescence of $2,133 and
    $2,775, respectively                                          7,811            12,138
   Prepaid expenses and other current assets                     34,087            20,884
                                                            -----------       -----------
     Total Current Assets                                       180,357           155,669
Property, plant and equipment, net                              667,467           741,293
Equity investments in wireless systems, net                       1,605             2,443
Debt issuance costs, less accumulated amortization
  of $32,631 and $26,858, respectively                           37,757            43,554
U.S. wireless licenses, net                                     371,766           326,711
Caribbean wireless licenses, less accumulated
 amortization of $11,016 and $10,266, respectively               71,742            72,492
Cable franchise costs, net                                       52,139           193,021
Goodwill, net                                                    26,704            27,984
Other assets, net                                                33,677            44,342
                                                            -----------       -----------
     TOTAL ASSETS                                           $ 1,443,214       $ 1,607,509
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $    83,566       $    65,795
   Accounts payable                                              31,694            30,504
   Accrued expenses and other current liabilities               168,331           154,599
   Payable to affiliates                                            125               125
                                                            -----------       -----------
     Total Current Liabilities                                  283,716           251,023

Long-term debt                                                1,673,333         1,742,722
Deferred federal income taxes                                   107,839            70,777
Minority interest in subsidiaries                                    --               976
Other liabilities                                                19,864            12,946
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock par value $0.01 per share:
     150,000,000 shares authorized; issued
     95,766,539 and 95,482,191 shares, respectively;
     and outstanding 95,696,036 and 95,411,688 shares,
     respectively                                                   958               955
   Additional paid-in capital                                   437,018           436,273
   Accumulated deficit                                       (1,072,806)         (899,514)
   Accumulated other comprehensive loss                          (5,610)           (7,522)
                                                            -----------       -----------
                                                               (640,440)         (469,808)
   Less: cost of 70,503 common shares in treasury                (1,077)           (1,077)
   Deferred compensation                                            (21)              (50)
                                                            -----------       -----------
     Total Stockholders' Equity (Deficit)                      (641,538)         (470,935)
                                                            -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $ 1,443,214       $ 1,607,509
                                                            ===========       ===========

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          ------------------               -----------------
                                                     FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                         2003             2002             2003             2002
                                                         ----             ----             ----             ----
Revenue:
   Service revenue                                    $  173,978       $  169,983       $  535,216       $  506,671
   Equipment sales                                         8,052            6,719           19,427           17,564
                                                      ----------       ----------       ----------       ----------
                                                         182,030          176,702          554,643          524,235
                                                      ----------       ----------       ----------       ----------
Costs and expenses:
   Cost of equipment sold                                 21,467           17,361           52,173           43,240
   Cost of services                                       36,794           40,638          116,925          122,700
   Sales and marketing                                    24,026           27,944           71,482           81,015
   General and administrative                             31,692           34,340          104,418           99,466
   Depreciation and amortization                          35,855           42,306          106,982          114,681
   Loss on impairment of assets                          189,492               --          189,492               --
   (Gain) loss on disposition of assets                     (464)             480           (2,357)             469
                                                      ----------       ----------       ----------       ----------
                                                         338,862          163,069          639,115          461,571
                                                      ----------       ----------       ----------       ----------
Operating (loss) income                                 (156,832)          13,633          (84,472)          62,664
                                                      ----------       ----------       ----------       ----------
Income from equity investments                                33              176              166              508
Interest expense, net                                    (36,331)         (35,097)        (111,598)        (111,127)
Other                                                       (771)              --             (877)              48
                                                      ----------       ----------       ----------       ----------
     Loss before income taxes and minority interest     (193,901)         (21,288)        (196,781)         (47,907)
Income tax benefit (expense)                              34,324            3,029           23,318           (7,754)
                                                      ----------       ----------       ----------       ----------
   Loss before minority interest                        (159,577)         (18,259)        (173,463)         (55,661)
Minority interest in loss of subsidiaries                     --            5,209              171           13,569
                                                      ----------       ----------       ----------       ----------
Net loss                                              $ (159,577)      $  (13,050)      $ (173,292)      $  (42,092)
                                                      ==========       ==========       ==========       ==========

Loss per share:
    Basic and diluted                                 $    (1.67)      $    (0.14)      $    (1.81)      $    (0.44)
                                                      ==========       ==========       ==========       ==========
Weighted-average number of shares outstanding:
Basic and diluted                                         95,696           95,364           95,566           95,156
                                                      ==========       ==========       ==========       ==========

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                    FEBRUARY 28,    FEBRUARY 28,
                                                                                        2003            2002
                                                                                        ----            ----
OPERATING ACTIVITIES:
   Net loss                                                                          $(173,292)      $ (42,092)
                                                                                     ---------       ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                       106,982         114,681
   Minority interest in loss of subsidiaries                                              (171)        (13,569)
   Deferred income taxes                                                               (33,569)          4,240
   Income from equity investments                                                         (166)           (508)
   (Gain) loss on disposition of assets                                                 (2,357)            469
   Loss on impairment of assets                                                        189,492              --
   Changes in assets and liabilities, net of effects of
     acquisitions and dispositions and other                                            48,752          (6,888)
                                                                                     ---------       ---------
   Total adjustments                                                                   308,963          98,425
                                                                                     ---------       ---------
     Net cash provided by operating activities                                         135,671          56,333
                                                                                     ---------       ---------
INVESTING ACTIVITIES:
   Proceeds from disposition of assets, net of cash expenses                            18,300             220
   Capital expenditures                                                                (92,605)       (181,572)
   Acquisitions, net of cash acquired                                                       --          (1,125)
   Distributions received from equity investments                                        1,004              43
   Deposits on long-term assets                                                             --         (15,000)
                                                                                     ---------       ---------
     Net cash used in investing activities                                             (73,301)       (197,434)
                                                                                     ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt                                         27,174         178,057
   Repayment of debt                                                                   (66,656)        (54,522)
   Debt issuance costs paid                                                                 --          (4,452)
   Proceeds from the exercise of stock options                                              --           1,587
   Proceeds from issuance of common stock under employee
     stock purchase plan                                                                   483           1,898
   Capital contributed from minority interests in subsidiaries                              --           4,900
                                                                                     ---------       ---------
     Net cash (used in) provided by financing activities                               (38,999)        127,468
                                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                                    23,371         (13,633)
Cash and cash equivalents, beginning of period                                          33,871          23,345
                                                                                     ---------       ---------
Cash and cash equivalents, end of period                                             $  57,242       $   9,712
                                                                                     =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                                     $  95,712       $ 110,284
                                                                                     =========       =========
   Income taxes paid                                                                 $  10,314       $   3,725
                                                                                     =========       =========
NON-CASH TRANSACTIONS:
   Paid-in-kind interest                                                             $  19,084       $      --
                                                                                     =========       =========
   Fixed assets acquired under capital leases                                        $  13,340       $      --
                                                                                     =========       =========
   Compensation paid in stock                                                        $     244       $      --
                                                                                     =========       =========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 28, 2003 and the results of its consolidated operations and cash flows for the periods ended February 28, 2003 and 2002. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. The consolidated balance sheet at May 31, 2002 is audited.

Reclassifications:

Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 142 effective June 1, 2002. The Company recorded no impairment upon adoption of SFAS No. 142.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of the Company's intangible assets are licenses, including licenses associated with equity method investments, that provide the Company's wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its U.S. wireless and Puerto Rico PCS licenses. The Company's cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The PRTB's process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Company to build out its existing networks. The primary assets acquired in such combinations have been wireless licenses and cable franchises. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless licenses and cable franchise costs. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless licenses and cable franchises. The Company believes that the nature of its U.S. wireless licenses and related goodwill and its cable franchises and related goodwill are fundamentally indistinguishable. Prior to the adoption of SFAS 142, the Company amortized both U.S. wireless licenses and the related goodwill, and cable franchise costs and the related goodwill, over the same respective periods using the straight-line method.

In conjunction with the adoption of SFAS No. 142, the Company reclassified approximately $67,583 of U.S. wireless goodwill to U.S. wireless licenses and approximately $37,965 of Caribbean Broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, the Company recorded an additional deferred tax liability of $69,327 as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45,055 and $24,272, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related impact of deferred taxes, had no effect on the Company's results of operations.

As a result of the adoption of SFAS No. 142, previously recognized goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future discounted cash flows of the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgment and estimates, which is further discussed under Critical Accounting Policies.

The following tables present the impact of SFAS No. 142 on reported net loss and loss per share had the standard been in effect for the first nine months of fiscal 2002:

                                                    FEBRUARY 28,     FEBRUARY 28,
                                                        2003            2002
                                                        ----            ----
Reported net loss                                    $ (173,292)      $  (42,092)
   Goodwill amortization                                     --            3,007
   U.S. wireless licenses amortization                       --            5,199
   Caribbean wireless licenses amortization -
     Puerto Rico                                             --            1,253
   Cable franchise costs amortization                        --            5,695
                                                     ----------       ----------
Adjusted net loss                                    $ (173,292)      $  (26,938)
                                                     ==========       ==========

                                                   FEBRUARY 28,     FEBRUARY 28,
                                                      2003             2002
                                                      ----             ----

Reported basic and diluted loss per share          $    (1.81)      $    (0.44)
   Goodwill amortization                                   --             0.03
   U.S. Wireless licenses amortization                     --             0.06
   Caribbean Wireless licenses amortization -
     Puerto Rico                                           --             0.01
   Cable franchise costs amortization                      --             0.06
                                                   ----------       ----------
Adjusted basic and diluted loss per share          $    (1.81)      $    (0.28)
                                                   ==========       ==========

The Company performed goodwill and intangible asset impairment analysis during the three months ended February 28, 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenues, and in accordance with SFAS No. 142, Centennial recorded a pre-tax impairment charge of $165,154 to the cable franchise costs asset in the Caribbean.

The following table presents the intangible assets not subject to amortization and shows the impairment charge recorded in accordance with SFAS No. 142 during the three months ended February 28, 2003:

                                                   IMPAIRMENT
                                                  FOR THE NINE
                                                  MONTHS ENDED       AS OF
                                      AS OF       FEBRUARY 28,    FEBRUARY 28,
                                  JUNE 1, 2002       2003            2003
                                  ------------       ----            ----
U.S. wireless licenses             $  371,766      $       --      $  371,766
Caribbean wireless licenses -
  Puerto Rico                          54,159              --          54,159
Cable franchise costs                 217,293         165,154          52,139
                                   ----------      --------        ----------
Total                              $  643,218      $  165,154      $  478,064
                                   ==========      ==========      ==========

OTHER INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

The following table presents other intangible assets subject to amortization:

                                      AS OF FEBRUARY 28, 2003           AS OF MAY 31, 2002
                                      -----------------------           ------------------
                                      GROSS                           GROSS
                                    CARRYING       ACCUMULATED      CARRYING      ACCUMULATED
                                     AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                     ------       ------------       ------       ------------
Caribbean wireless licenses -
  Dominican Republic               $   20,000      $    2,417      $   20,000      $    1,667
Customer lists                         48,470          27,404          49,611          19,396
Transmission and connecting
  rights                                2,192           1,242           2,192           1,177
Cable facility                          6,000           1,490           6,000           1,310
                                   ----------      ----------      ----------      ----------
Total                              $   76,662      $   32,553      $   77,803      $   23,550
                                   ==========      ==========      ==========      ==========

Goodwill

The goodwill balance of $26,704 and $27,984 at February 28, 2003 and May 31, 2002, respectively, is recorded in the Caribbean Wireless segment.

Intangible assets amortization expense was $9,456 for the nine months ended February 28, 2003. It is estimated to be $3,044 for the remainder of fiscal 2003, $11,342 in 2004, $7,167 in 2005, $4,263 in 2006 and $1,472 in 2007.

NOTE 3. LONG-LIVED ASSETS

During the three months ended February 28, 2003, the Company performed an impairment evaluation of its long-lived assets in its wireless and broadband businesses. This evaluation was made because the Company determined that certain undersea cable will be underutilized. The Company performed asset impairment tests at the segment level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate estimated undiscounted future cash flows to the carrying amount of the long-lived assets. Based on these tests, the Company determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, and in accordance with SFAS No. 144, the Company recorded a pre-tax impairment charge of $24,337 on these assets for the quarter ending February 28, 2003.

The following table presents the undersea cable assets for which the Company recorded an impairment charge during the three months ended February 28, 2003:

                                         DEPRECIATION
                                         FOR THE NINE       IMPAIRMENT
                                         MONTHS ENDED      FOR THE NINE
                          BALANCE AT     FEBRUARY 28,      MONTHS ENDED          BALANCE AT
                         MAY 31, 2002        2003        FEBRUARY 28, 2003    FEBRUARY 28, 2003
                         ------------        ----        -----------------    -----------------
Undersea cable assets      $ 52,941        $  1,734           $ 24,337             $ 26,870
                           --------        --------           --------             --------

NOTE 4. DEBT

Long-term debt consists of the following:

                                        FEBRUARY 28,        MAY 31,
                                           2003              2002
                                           ----              ----
Term Loans                              $   965,242       $ 1,009,120
Revolving Credit Facility                   200,000           200,000
10 3/4% Subordinated Debt due 2008          370,000           370,000
Mezzanine Debt                              195,458           174,529
Lucent Credit Facility                           --            43,233
Capital Lease Obligations                    13,077                --
Cable TV Credit Facility                     12,625             9,187
10 1/8% Senior Notes due 2005                   219               219
Other                                           278             2,229
                                        -----------       -----------
   Total Long-Term Debt                   1,756,899         1,808,517
Current Portion of Long-Term Debt           (83,566)          (65,795)
                                        -----------       -----------
   Net Long-Term Debt                   $ 1,673,333       $ 1,742,722
                                        ===========       ===========

On September 5, 2001, the Company amended its bank credit facility (the "New Credit Facility") to add an additional $50,000 to the Tranche C term loan. The New Credit Facility consists of four term loans with an original aggregate principal amount of $1,050,000, which has been reduced to $965,242 as of February 28, 2003 due to mandatory debt amortization repayments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original principal amount of $325,000, of which $280,313 was outstanding as of February 28, 2003, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original principal amount of $725,000, of which $684,929 was outstanding as of February 28, 2003. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $200,000 was outstanding as of February 28, 2003. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. The Company's obligations under the New Credit Facility are guaranteed by substantially all of the Company's subsidiaries and are collateralized by liens on substantially all of the Company's assets.

The amounts outstanding under, and maturity dates of, the New Credit Facility are as follows:

                                         AMOUNT
                                     OUTSTANDING AT
                                      FEBRUARY 28,
NEW CREDIT FACILITY                       2003        MATURITY DATE
-------------------                       ----        -------------
Revolving Credit Facility              $  200,000     November 2006
Tranche A Term Loan                       280,313     November 2006
Tranche A-PR Term Loan                    107,812     November 2006
Tranche B-PR Term Loan                    312,438       May 2007
Trance C-PR Term Loan                     264,679     November 2007
                                       ----------     -------------

In December 1998, the Company and its wholly-owned subsidiary, Centennial Cellular Operating Co. LLC, issued $370,000 of 10-3/4% senior subordinated notes due 2008 ("10-3/4% Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In July 1999, the Company registered the 10-3/4% Notes with the SEC. The senior subordinated notes are guaranteed by Centennial Puerto Rico Operations Corp.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 and principal repayments began in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligations under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of February 28, 2003, $12,625 was outstanding under the Cable TV Credit Facility.

In 1999, the Company issued $180,000 of unsecured subordinated notes due 2009 ("Mezzanine Debt"), and common shares of the Company to an affiliate of Welsh, Carson, Anderson & Stowe ("WCAS"), which continues to hold the Mezzanine Debt. The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or paid-in-kind interest at a rate of 13% per annum.

The Company has been informed by the administrative agent under the New Credit Facility that, as of May 31, 2002, it has used up all remaining baskets under the New Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the New Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. As such, the Company is recording paid-in-kind interest at a rate of 13% per annum, which increased the principal amount of the Mezzanine Debt by $19,084 for the nine months ended February 28, 2003. Interest amounts for future periods will be calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

The aggregate annual principal payments for the next five years and thereafter under the Company's debt at February 28, 2003, are summarized as follows:

February 28, 2004                     $   83,566
February 28, 2005                        106,196
February 28, 2006                        128,123
February 28, 2007                        310,613
February 28, 2008                        554,228
February 28, 2009 and thereafter         574,153
                                      ----------
                                      $1,756,899
                                      ==========

The Company was in compliance with all covenants of its debt agreements at February 28, 2003.

Interest expense, as reflected in the financial statements, has been partially offset by interest income. The gross interest expense was $36,487 and $112,351 for the three and nine months ended February 28, 2003, respectively as compared to $35,306 and $111,932 for the same periods a year ago.

During the nine months ended February 28, 2003, the Company recorded a reduction of $1,912, net of tax, to other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. During the nine months ended February 28, 2003, the Company also decreased its liabilities by $3,235 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at February 28, 2003.

NOTE 5. DISPOSITIONS

In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal year 2003. The Company recorded a pre-tax gain of $306 on this transaction, which is included in (gain) loss on disposition of assets in the consolidated statement of operations.

In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica, to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. This transaction was initiated in fiscal 2002. The Company recorded a pre-tax gain of $2,551, which is included in gain on disposition of assets in the consolidated statement of operations. The Company reduced its net liabilities by $2,551, including consolidated long-term debt of approximately $45,100 (largely comprised of the vendor financing facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

During the three months ended February 28, 2003, the Company sold 64 telecommunications towers in a sale-leaseback transaction to AAT Communications Corp. ("AAT") for approximately $10,986. The gain recorded on these sales of $6,630 has been deferred and will be recognized over the lives of the related capitalized leases. For the nine months ended February 28, 2003, the Company has sold a total of 105 telecommunications towers for approximately $17,511. The deferred gain recorded on these sales was $10,506. We expect that approximately 20 to 40 telecommunications towers covered by the agreement will not be sold to AAT under the agreement (see Note 7).

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS

No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is required to implement SFAS No. 143 on June 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on June 1, 2002 (See
Note 3).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on June 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations, financial position and cash flows.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 serves as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required by SFAS No. 148, the Company will adopt the transition elements of SFAS No. 148 and the annual financial statement reporting requirements for the current fiscal year ending May 31, 2003. The Company will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ending August 31, 2003. The Company has not yet determined the impact that this standard will have on its results of operations or financial position.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In February 2003, the Puerto Rico Department of Education selected the bid of the Company's Puerto Rico broadband division for the award of a $34,400 contract to provide telecommunications and Internet services to Puerto Rico's approximately 1,540 public schools for the school year that begins in July 2003. The project is expected to be funded, in large part, with funds available through the E-Rate program of the Universal Service Fund, which is managed by the Schools and Libraries Division of the Universal Service Administrative Company, a private non-profit organization appointed by the FCC for such purposes. The FCC is currently reviewing previous funding requests for the E-Rate program in Puerto Rico and has withheld funding those requests until it completes its ongoing E-Rate program investigation. As such, the funding to support the project has not yet been obtained and there can be no assurance that the project will be completed. In addition, the award is being challenged by one of the unsuccessful bidders in an administrative proceeding in Puerto Rico.

The Company has entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless expenditure levels, of approximately $20,000 to $30,000 over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million POPs in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million POPs. The options have a two-year term.

During the nine months ended February 28, 2003, an affiliate of WCAS (the "WCAS Affiliate") advised the Company that it purchased in open market transactions approximately $153,000 principal amount of the 10-3/4% Notes. Together with the previous purchases, the WCAS Affiliate holds approximately $189,000 principal amount of the 10-3/4% Notes. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

In May 2002, the Company announced that it entered into an agreement with AAT to sell to AAT 186 telecommunications towers located in its U.S. wireless serving areas for a purchase price of approximately $34,100 in cash, subject to adjustment. Under the terms of the agreement, the Company will leaseback space on the telecommunications towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. During the three months ended February 28, 2003, the Company sold 64 telecommunications towers to AAT for approximately $10,986. The gain recorded on these sales of $6,630 has been deferred and will be recognized over the lives of the related capitalized leases. During the nine months ended February 28, 2003, the Company has sold a total of 105 telecommunications towers for approximately $17,511. The deferred gain on these sales was $10,506. The Company expects that approximately 20 to 40 telecommunications towers covered by the agreement will not be sold to AAT under the agreement.

In July 2001, the Company entered into an agreement with Nortel Networks pursuant to which the Company agreed, subject to certain conditions, to purchase equipment and installation services for its wireless operations through June 30, 2003 at a cost of approximately $40,000. The Company has committed to purchase $30,971 under this agreement as of February 28, 2003.

NOTE 8. SEGMENT INFORMATION

The Company's consolidated financial statements include three distinct business segments: Caribbean Wireless, Caribbean Broadband and U.S. Wireless. The Company determines its segments based on the types of services offered and geographic location. Caribbean Wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean Wireless also includes the Company's wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean Broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico and the Dominican Republic. Caribbean Broadband also includes Infochannel Limited until its disposition in January 2003. U.S. Wireless represents the Company's wireless systems in the United States that it owns and manages.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a financial indicator used in the telecommunications industry.

Adjusted EBITDA is defined as earnings before (gain) loss on disposition of assets, loss on impairment, minority interest in loss of subsidiaries, income from equity investments, interest, taxes and depreciation and amortization and a $5,000 non-cash charge that related to prior fiscal years. The Company measures the operating performance of each segment based on Adjusted EBITDA. It is the primary metric used by our management to measure the performance of our business. The Company believes Adjusted EBITDA provides meaningful additional information on our performance and on our ability to service our long-term debt and other obligations, and to fund our operations. The Company's calculation of Adjusted EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to measurements that are accounting principles generally accepted in the United States of America, such as operating income, net income or cash flows from operations.

The Securities and Exchange Commission ("SEC") recently adopted new rules regarding the use of non-GAAP financial measures. The Company believes that the use of certain non-GAAP financial measures is helpful to an understanding of the Company's operating performance. These non-GAAP measures are not intended to replace the relevant GAAP measures, but rather to present readers of the Company's SEC filings and financial statements with information similar to the information management considers in evaluating the performance of its businesses. Historically, the Company has presented Adjusted EBITDA and EBITDA in its SEC filings and earnings press releases. The Company is continuing to monitor developments in the interpretation of these new rules and will make such adjustments to its filings and the use of non-GAAP measures as is required. As such, the Company can give no assurance that it will be able to provide these or comparable non-GAAP measures in future filings.

Information about the Company's operations in its three business segments as of and for the nine months ended February 28, 2003 and 2002 is as follows:

                                 NINE MONTHS ENDED
                                   FEBRUARY 28,
                                   ------------
                              2003              2002
                              ----              ----
Caribbean Wireless
Service revenue           $   184,368       $   160,135
Equipment sales                 7,982             8,403
                          -----------       -----------
  Total revenue               192,350           168,538
Adjusted EBITDA                67,910            55,629
Total assets                  399,559           478,273
Capital expenditures           36,473           101,534

Caribbean Broadband
Switched revenue          $    24,545       $    18,244
Dedicated revenue              28,598            24,032
Video revenue                  36,138            35,304
Other revenue                  15,995            24,203
                          -----------       -----------
  Total revenue               105,276           101,783
Adjusted EBITDA                27,728            18,746
Total assets                  754,404           626,691
Capital expenditures           30,370            53,845

U.S. Wireless
Service revenue           $   192,209       $   182,022
Roaming revenue                60,764            68,603
Equipment sales                11,096             8,861
                          -----------       -----------
  Total revenue               264,069           259,486
Adjusted EBITDA               119,007           103,439
Total assets                1,903,270         1,805,366
Capital expenditures           25,762            26,193

Eliminations
Total revenue (1)         $    (7,052)      $    (5,572)
Total assets (2)           (1,614,019)       (1,257,029)

Consolidated
Total revenue             $   554,643       $   524,235
EBITDA                         21,970           191,470
Total assets                1,443,214         1,653,301
Capital expenditures           92,605           181,572

(1) Elimination of intercompany revenue, primarily from Caribbean Broadband to Caribbean Wireless.

(2)   Elimination of intercompany investments.

The following table presents a reconciliation from net loss to consolidated EBITDA and Adjusted EBITDA for reportable segments:

                                                   NINE MONTHS ENDED
                                                      FEBRUARY 28,
                                                      ------------
                                                  2003            2002
                                                  ----            ----
Net loss                                       $(173,292)      $ (42,092)
Interest expense, net                            111,598         111,127
Income tax benefit and (expense)                 (23,318)          7,754
Depreciation and amortization                    106,982         114,681

EBITDA                                            21,970         191,470
Loss on impairment                               189,492              --
Income from equity investments                      (166)           (508)
Gain (loss) on disposition of assets              (2,357)            469
Non-cash charge                                    5,000              --
Other                                                877             (48)
Minority interest in loss of subsidiaries           (171)        (13,569)
                                               ---------       ---------
Adjusted EBITDA for reportable segments        $ 214,645       $ 177,814
                                               =========       =========

NOTE 9. CONDENSED CONSOLIDATING FINANCIAL DATA

Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the 10-3/4% Notes issued by the Company, and CPROC has unconditionally guaranteed the 10-3/4% Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             AS OF FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                     Centennial      Centennial                                                    Centennial
                                     Puerto Rico     Cellular                      Centennial                    Communications
                                     Operations      Operating         Non-      Communications                    Corp. and
                                        Corp.         Co. LLC       Guarantors        Corp.        Eliminations   Subsidiaries
                                        -----         -------       ----------        -----        ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents        $    20,904    $        --     $    36,338    $        --     $        --     $    57,242
    Accounts receivable - net             50,639             --          30,977             --            (399)         81,217
    Inventory - phones and
    accessories - net                      2,086             --           5,725             --                           7,811
    Prepaid expenses and other
    current assets                         5,544             --          28,543             --                          34,087
                                     -----------    -----------     -----------    -----------     -----------     -----------
         Total current assets             79,173             --         101,583             --            (399)        180,357

Property, plant & equipment - net        262,126             --         405,341             --              --         667,467

Equity investments in wireless
systems - net                                 --             --           1,605             --              --           1,605

Debt issuance costs - net                 17,847             --          19,910             --              --          37,757

U.S. wireless licenses - net                  --             --         371,766             --              --         371,766

Caribbean wireless licenses - net             --             --          71,742             --              --          71,742

Franchise license costs - net                 --             --          52,139             --              --          52,139

Goodwill  - net                            4,186             --          22,518             --              --          26,704

Intercompany                                  --      1,147,669       1,150,173        596,596      (2,894,438)             --

Investment in subsidiaries                    --       (360,077)        733,958       (993,149)        619,268              --

Other assets - net                         5,158             --          28,519             --              --          33,677
                                     -----------    -----------     -----------    -----------     -----------     -----------
    Total                            $   368,490    $   787,592     $ 2,959,254    $  (396,553)    $(2,275,569)    $ 1,443,214
                                     ===========    ===========     ===========    ===========     ===========     ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                             AS OF FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                           Centennial     Centennial                                                  Centennial
                                           Puerto Rico     Cellular                     Centennial                   Communications
                                           Operations     Operating        Non-       Communications                   Corp. and
                                              Corp.         Co. LLC      Guarantors        Corp.       Eliminations   Subsidiaries
                                              -----         -------      ----------        -----       ------------   ------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt      $    26,397    $    52,813    $     4,356     $        --                     $    83,566
    Accounts payable                            18,899             --         12,795              --             --          31,694
    Accrued expenses and other
        current liabilities                     31,701                       137,029              --           (399)        168,331
    Payable to affiliates                           --             --            125              --             --             125
                                           -----------    -----------    -----------     -----------    -----------     -----------

    Total current liabilities                   76,997         52,813        154,305              --           (399)        283,716


Long-term debt                                 658,811        797,719         21,345         195,458                      1,673,333

Deferred federal income taxes                       --             --        107,839              --                        107,839

Other liabilities                                   --          9,709         10,155              --             --          19,864

Intercompany                                    28,988        920,500      1,897,361          43,924     (2,890,773)             --

Stockholders' equity (deficit):
    Common stock                                    --             --            237             958           (237)            958
    Preferred stock                            465,000             --        177,120              --       (642,120)             --
    Additional paid-in capital                (818,498)            --      1,520,320         437,018       (701,822)        437,018
    Accumulated deficit                        (42,808)      (987,539)      (929,435)     (1,072,806)     1,959,782      (1,072,806)
    Accumulated other comprehensive loss            --         (5,610)                            --                         (5,610)
                                           -----------    -----------    -----------     -----------    -----------     -----------
                                              (396,306)      (993,149)       768,242        (634,830)       615,603        (640,440)

    Less: treasury shares                           --             --                         (1,077)                        (1,077)
    Deferred compensation                           --             --              7             (28)            --             (21)
                                           -----------    -----------    -----------     -----------    -----------     -----------
    Total stockholders' equity (deficit)      (396,306)      (993,149)       768,249        (635,935)       615,603        (641,538)
                                           -----------    -----------    -----------     -----------    -----------     -----------
    Total                                  $   368,490    $   787,592    $ 2,959,254     $  (396,553)   $(2,275,569)    $ 1,443,214
                                           ===========    ===========    ===========     ===========    ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                            Centennial     Centennial                                                  Centennial
                                            Puerto Rico     Cellular                     Centennial                   Communications
                                            Operations     Operating         Non-      Communications                   Corp. and
                                               Corp.         Co. LLC      Guarantors        Corp.       Eliminations   Subsidiaries
                                               -----         -------      ----------        -----       ------------   ------------
Revenue                                     $   214,773    $        --    $   345,391     $        --   $    (5,521)    $   554,643
                                            -----------    -----------    -----------     -----------   -----------     -----------
Costs and expenses:
  Cost of equipment sold                         17,400             --         34,773              --                        52,173
  Cost of services                               35,451             --         83,699              --        (2,225)        116,925
  Sales and marketing                            26,652             --         44,830              --            --          71,482
  General and administrative                     47,621             --         60,093              --        (3,296)        104,418
  Depreciation and amortization                  46,863             --         60,119              --                       106,982
  Loss on impairment of assets                       --             --        189,492              --                       189,492
  Loss/ (Gain) on disposition of assets             476             --         (2,833)             --                        (2,357)
                                            -----------    -----------    -----------     -----------   -----------     -----------
                                                174,463             --        470,173              --        (5,521)        639,115
                                            -----------    -----------    -----------     -----------   -----------     -----------
Operating income                                 40,310             --       (124,782)             --            --         (84,472)
                                            -----------    -----------    -----------     -----------   -----------     -----------
Income from equity investments                       --             --            166              --                           166
Income from investments in subsidiaries              --       (152,296)        11,808        (152,296)      292,784              --
Interest expense - net                          (28,438)       (61,066)        (1,098)        (20,996)                     (111,598)
Other                                                --             --           (877)             --                          (877)
Intercompany interest allocation                     --         61,066        (61,066)             --                            --
                                            -----------    -----------    -----------     -----------   -----------     -----------
Income (loss) before income tax expense
and minority interest                            11,872       (152,296)      (175,849)       (173,292)      292,784        (196,781)

Income tax benefit                                  (64)            --         23,382              --            --          23,318
                                            -----------    -----------    -----------     -----------   -----------     -----------
Income (loss) before minority interest           11,808       (152,296)      (152,467)       (173,292)      292,784        (173,463)

Minority interest in loss of subsidiaries            --             --            171              --            --             171
                                            -----------    -----------    -----------     -----------   -----------     -----------
Net income (loss)                           $    11,808    $  (152,296)   $  (152,296)    $  (173,292)  $   292,784     $  (173,292)
                                            ===========    ===========    ===========     ===========   ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                          Centennial     Centennial                                                 Centennial
                                          Puerto Rico    Cellular                    Centennial                   Communications
                                          Operations     Operating       Non-       Communications                  Corp. and
                                             Corp.        Co. LLC     Guarantors        Corp.       Eliminations   Subsidiaries
                                             -----        -------     ----------        -----       ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)                       $    11,808   $  (152,296)  $  (152,296)      (173,292)    $   292,784     $  (173,292)
                                          -----------   -----------   -----------    -----------     -----------     -----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

  Depreciation and amortization                46,863            --        60,119             --              --         106,982
  Minority interest in loss of
    subsidiaries                                   --            --          (171)            --              --            (171)
  Deferred taxes                                   --            --       (33,569)            --              --         (33,569)
  Income from equity investments                   --            --          (166)            --              --            (166)
  Equity in undistributed earnings
    of subsidiaries                                --       152,296       (11,808)       152,296        (292,784)             --
  Loss (gain) on disposition of assets            476            --        (2,833)            --              --          (2,357)
  Loss on impairment of assets                     --            --       189,492             --              --         189,492
  Changes in assets and liabilities,
    net of effect  of acquisitions
    and dispositions                                                           --             --
    and other                                  22,020            --         5,492         21,240              --          48,752
                                          -----------   -----------   -----------    -----------     -----------     -----------
  Total adjustments                            69,359       152,296       206,556        173,536        (292,784)        308,963
                                          -----------   -----------   -----------    -----------     -----------     -----------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                             81,167            --        54,260            244              --         135,671
                                          -----------   -----------   -----------    -----------     -----------     -----------
INVESTING ACTIVITIES:

  Proceeds from disposition of assets,
    net of cash expenses                           --            --        18,300             --              --          18,300
  Capital expenditures                        (47,807)           --       (44,798)            --              --         (92,605)
  Acquisitions, net of cash acquired               --            --            --             --              --              --
  Distributions received from equity
    investments                                    --            --         1,004             --              --           1,004
                                          -----------   -----------   -----------    -----------     -----------     -----------
      NET CASH USED IN INVESTING
        ACTIVITIES                            (47,807)           --       (25,494)            --              --         (73,301)
                                          -----------   -----------   -----------    -----------     -----------     -----------
FINANCING ACTIVITIES:

  Proceeds from the issuance of
    long-term debt                                335        20,000         6,839             --              --          27,174
  Repayment of debt                           (15,498)      (48,438)       (2,720)            --              --         (66,656)
  Proceeds from issuance of common
    stock under employee stock
    purchase plan                                  --            --            --            483              --             483
  Issuance of Class A and B
    common stock                                   --            --            --             --                              --
  Cash (paid to) received from
    affiliates                                (10,832)       28,438       (16,879)          (727)             --              --
                                          -----------   -----------   -----------    -----------     -----------     -----------
      NET CASH USED IN FINANCING
        ACTIVITIES                            (25,995)           --       (12,760)          (244)             --         (38,999)
                                          -----------   -----------   -----------    -----------     -----------     -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                   7,365            --        16,006             --              --          23,371

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          13,539            --        20,332             --              --          33,871
                                          -----------   -----------   -----------    -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $    20,904   $        --   $    36,338             --     $        --     $    57,242
                                          ===========   ===========   ===========    ===========     ===========     ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                     Centennial      Centennial                                                    Centennial
                                     Puerto Rico      Cellular                    Centennial                     Communications
                                     Operations      Operating         Non-      Communications                    Corp. and
                                        Corp.         Co. LLC       Guarantors        Corp.       Eliminations    Subsidiaries
                                        -----         -------       ----------        -----       ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents          $    13,539    $        --     $    20,332    $        --     $        --     $    33,871
  Accounts receivable - net               46,440             --          43,794             --          (1,458)         88,776
  Inventory - phones and
    accessories - net                      1,636             --          10,502             --              --          12,138
  Prepaid expenses and other
    current assets                         3,966             --          16,918             --              --          20,884
                                     -----------    -----------     -----------    -----------     -----------     -----------
      Total current assets                65,581             --          91,546             --          (1,458)        155,669

Property, plant & equipment - net        270,073             --         471,220             --              --         741,293

Equity investments in wireless
  systems - net                               --             --           2,443             --              --           2,443

Debt issuance costs - net                 20,884             --          22,670             --              --          43,554

U.S. wireless licenses - net                  --             --         326,711             --              --         326,711

Caribbean wireless licenses - net             --             --          72,492             --              --          72,492

Cable franchise costs - net                   --             --         193,021             --              --         193,021

Goodwill  - net                            4,186             --          23,798             --              --          27,984

Intercompany                                  --      1,324,446         980,084        593,824      (2,898,354)             --

Investment in subsidiaries                    --       (360,241)        556,719       (842,768)        646,290              --

Other assets - net                         5,413          5,227          38,929             --          (5,227)         44,342
                                     -----------    -----------     -----------    -----------     -----------     -----------
   Total                             $   366,137    $   969,432     $ 2,779,633    $  (248,944)    $(2,258,749)    $ 1,607,509
                                     ===========    ===========     ===========    ===========     ===========     ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                                   (CONTINUED)
                               AS OF MAY 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                        Centennial       Centennial                                                     Centennial
                                        Puerto Rico       Cellular                     Centennial                     Communications
                                        Operations       Operating         Non-       Communications                    Corp. and
                                           Corp.          Co. LLC       Guarantors        Corp.        Eliminations    Subsidiaries
                                           -----          -------       ----------        -----        ------------    ------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt    $    21,631     $    40,625     $     3,539     $        --     $        --     $    65,795
   Accounts payable                          17,478              --          14,076              --          (1,050)         30,504
   Accrued expenses and other
       current liabilities                   35,077              --         119,930              --            (408)        154,599
   Payable to affiliates                         --              --             125              --              --             125
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total current liabilities                 74,186          40,625         137,670              --          (1,458)        251,023

Long-term debt                              678,740         838,125          51,109         174,748              --       1,742,722

Deferred federal income taxes                    --              --          76,004              --          (5,227)         70,777

Minority interest                                --              --             976              --              --             976

Other liabilities                                --          12,946              --              --              --          12,946

Intercompany                                 21,324         920,500       1,909,449          47,243      (2,898,516)             --

Stockholders' equity (deficit):
   Common stock                                  --              --              --             955              --             955
   Preferred stock                          465,000              --              --              --        (465,000)             --
   Additional paid-in capital              (818,498)             --       1,381,565         436,273        (563,067)        436,273
   Accumulated deficit                      (54,615)       (835,242)       (777,140)       (899,514)      1,666,997        (899,514)
   Accumulated other comprehensive
     loss                                        --          (7,522)             --          (7,522)          7,522          (7,522)
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                           (408,113)       (842,764)        604,425        (469,808)        646,452        (469,808)

   Less: treasury shares                         --              --              --          (1,077)             --          (1,077)
   Deferred compensation                         --              --              --             (50)             --             (50)
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total stockholders' equity
     (deficit)                             (408,113)       (842,764)        604,425        (470,935)        646,452        (470,935)
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total                                $   366,137     $   969,432     $ 2,779,633     $  (248,944)    $(2,258,749)    $ 1,607,509
                                        ===========     ===========     ===========     ===========     ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
                             (AMOUNTS IN THOUSANDS)

                                            Centennial    Centennial                                                    Centennial
                                            Puerto Rico    Cellular                     Centennial                    Communications
                                            Operations    Operating        Non-       Communications                    Corp. and
                                               Corp.       Co. LLC      Guarantors         Corp.       Eliminations    Subsidiaries
                                               -----       -------      ----------         -----       ------------    ------------
Revenue                                     $   194,926   $        --   $   331,941     $        --    $    (2,632)    $   524,235
                                            -----------   -----------   -----------     -----------    -----------     -----------
Costs and expenses:
  Cost of equipment sold                          9,480            --        34,439              --           (679)         43,240
  Cost of services                               30,860            --        92,604              --           (764)        122,700
  Sales and marketing                            30,024            --        50,991              --             --          81,015
  General and administrative                     39,005            --        61,650              --         (1,189)         99,466
  Depreciation and amortization                  43,601            --        71,080              --             --         114,681
  (Gain) loss on disposition of assets              (22)           --           491              --             --             469
                                            -----------   -----------   -----------     -----------    -----------     -----------
                                                152,948            --       311,255              --         (2,632)        461,571
                                            -----------   -----------   -----------     -----------    -----------     -----------
Operating income                                 41,978            --        20,686              --             --          62,664
                                            -----------   -----------   -----------     -----------    -----------     -----------
Income from equity investments                       --            --           508              --             --             508
(Loss) income from investments in
  subsidiaries                                       --       (26,211)        6,768         (26,211)        45,654              --
Interest expense - net                          (35,210)      (59,865)         (171)        (15,881)            --        (111,127)
Other                                                --            --            48              --             --              48
Intercompany interest allocation                     --        59,865       (59,865)             --             --              --
                                            -----------   -----------   -----------     -----------    -----------     -----------
Income (loss) before income tax
  expense and minority interest                   6,768       (26,211)      (32,026)        (42,092)        45,654         (47,907)

Income tax expense                                   --            --        (7,754)             --             --          (7,754)
                                            -----------   -----------   -----------     -----------    -----------     -----------
Income (loss) before minority interest            6,768       (26,211)      (39,780)        (42,092)        45,654         (55,661)

Minority interest in loss of subsidiaries            --            --        13,569              --             --          13,569
                                            -----------   -----------   -----------     -----------    -----------     -----------
Net income (loss)                           $     6,768   $   (26,211)  $   (26,211)    $   (42,092)   $    45,654     $   (42,092)
                                            ===========   ===========   ===========     ===========    ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
                             (AMOUNTS IN THOUSANDS)

                                                Centennial   Centennial                                                  Centennial
                                               Puerto Rico    Cellular                   Centennial                   Communications
                                               Operations    Operating       Non-      Communications                    Corp. and
                                                  Corp.       Co. LLC     Guarantors        Corp.       Eliminations    Subsidiaries
                                                  -----       -------     ----------        -----       ------------    ------------

OPERATING ACTIVITIES:
  Net income (loss)                            $     6,768  $   (26,211) $   (26,211)   $   (42,092)    $    45,654     $   (42,092)
                                               -----------  -----------  -----------    -----------     -----------     -----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:

   Depreciation and amortization                    43,601           --       71,080             --              --         114,681
   Minority interest in loss of subsidiaries            --           --      (13,569)            --              --         (13,569)
   Deferred income taxes                                --           --        4,240             --              --           4,240
   Income from equity investments                       --           --         (508)            --              --            (508)
   Equity in undistributed earnings
     of subsidiaries                                    --       26,211       (6,768)        26,211         (45,654)             --
   Gain (loss) on disposition of assets                (22)          --          491             --              --             469
   Changes in assets and liabilities,
     net of effects of acquisitions and
     dispositions                                                    --                                          --
     and other                                      14,990           --      (23,565)         1,687              --          (6,888)
                                               -----------  -----------  -----------    -----------     -----------     -----------
                                                    58,569       26,211       31,401         27,898         (45,654)         98,425
                                               -----------  -----------  -----------    -----------     -----------     -----------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                       65,337           --        5,190        (14,194)             --          56,333
                                               -----------  -----------  -----------    -----------     -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from disposition of assets,
    net of cash expenses                               122           --           98             --              --             220
  Capital expenditures                             (76,054)          --     (105,518)            --              --        (181,572)
  Acquisitions, net of cash acquired                    --                    (1,125)            --              --          (1,125)
  Deposits on long-term assets                          --           --      (15,000)            --              --         (15,000)
  Distributions received from
    equity investments                                  --           --           43             --              --              43
                                               -----------  -----------  -----------    -----------     -----------     -----------
       NET CASH USED IN INVESTING
         ACTIVITIES                                (75,932)          --     (121,502)            --              --        (197,434)
                                               -----------  -----------  -----------    -----------     -----------     -----------
FINANCING ACTIVITIES:

  Proceeds from the issuance of
    long-term debt                                  55,000       82,000       41,057             --              --         178,057
  Repayment of debt                                (12,502)     (40,125)        (507)        (1,388)             --         (54,522)
  Debt issuance costs paid                          (4,000)          --         (452)            --              --          (4,452)
  Proceeds from the exercise of
    stock options                                       --           --           --          1,587              --           1,587
  Proceeds from issuance of common
    stock under employee stock
    purchase plan                                       --           --           --          1,898              --           1,898
  Capital contributed from minority
    interest in subsidiaries                            --           --        4,900             --              --           4,900
  Cash received from (paid to)
    affiliates                                     (37,101)     (41,875)      66,879         12,097              --              --
                                               -----------  -----------  -----------    -----------     -----------     -----------
       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                  1,397           --      111,877         14,194              --         127,468
                                               -----------  -----------  -----------    -----------     -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (9,198)          --       (4,435)            --              --         (13,633)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                8,900           --       14,445             --              --          23,345
                                               -----------  -----------  -----------    -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                $      (298) $        --  $    10,010    $        --     $        --     $     9,712
                                               ===========  ===========  ===========    ===========     ===========     ===========

NOTE 10. SUBSEQUENT EVENTS

On March 31, 2003, the Company sold 20 telecommunications towers in a sale-leaseback transaction to AAT for approximately $3,610. The $2,463 gain recorded on this sale will be deferred and recognized over the lives of the related capitalized leases (See Note 7).

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

OVERVIEW

We are a leading regional communications service provider. In the Caribbean, we are a fully integrated communications service provider offering both wireless and broadband services, and in the United States, we are a regional wireless service provider in small city and rural areas. As of February 28, 2003, our Caribbean operations own licenses to serve a population of approximately 11.1 million in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. We provide wireless ("Caribbean Wireless") and several broadband services including switched voice, dedicated (private line), video and other services ("Caribbean Broadband") over our own fiber optic, coaxial and microwave network in the Caribbean. In the United States, we own and operate wireless systems and provide wireless service in six states in two clusters of small cities and rural areas covering a population of approximately 6.0 million as of February 28, 2003:
Indiana/Michigan/Ohio and Texas/Louisiana/Mississippi ("U.S. Wireless"). These clusters are adjacent to major metropolitan markets and have benefited from the traffic generated by subscribers roaming into our coverage areas. Collectively, our wireless licenses cover a total of 17.1 million Net Pops as of February 28, 2003.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from our customers not making required payments. We base our allowance on the likelihood of recoverability of our subscriber accounts receivable based on past experience and by reviewing current collection trends that are expected to continue. If economic or industry trends worsen beyond our estimates, we would increase our allowance for doubtful accounts by recording additional expense.

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment, certain license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the businesses, which generated long-lived assets with the carrying value of the long-lived assets.

Considerable management judgment is required to estimate the impairment and fair value of assets. Estimates related to asset impairment are critical accounting policies as management must make assumptions about future revenues and cost of sales over the life of an asset, and the effect of recognizing impairment could be material to our financial position as well as our results of operations. Actual revenues and costs could vary significantly from such estimates.

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

In conjunction with the adoption of SFAS No. 142, we reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission ("FCC"). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our U.S. wireless and Puerto Rico PCS licenses. Our cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Puerto Rico Telecom Board ("PRTB"). The PRTB's process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless and cable business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable us to build out our existing networks. The primary assets acquired in such combinations have been wireless licenses and cable franchise licenses. In the allocation of the purchase price of certain of these previous acquisitions, amounts classified as goodwill have related predominately to the deferred tax effects of the acquired U.S. wireless licenses and cable franchise costs. Except for these deferred tax effects, the excess of the purchase price over the other acquired net assets was accounted for as U.S. wireless licenses and cable franchises. We believe that the nature of our U.S. wireless licenses and related goodwill and our cable franchises and the related goodwill are fundamentally indistinguishable. Prior to the adoption of SFAS 142, we amortized both U.S. wireless licenses and the related goodwill, and cable franchise costs and the related goodwill, over the same respective periods using the straight-line method.

In conjunction with the adoption of SFAS No. 142, we reclassified approximately $67.6 million of U.S. Wireless goodwill to U.S. wireless licenses and approximately $38.0 million of Caribbean Broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, we recorded an additional deferred tax liability of $69.3 million as of June 1, 2002, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45.0 million and $24.3 million, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related impact of deferred taxes, had no effect on our results of operations.

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

We performed goodwill and intangible asset impairment analysis during the three months ended February 28, 2003. Based on recent net subscriber loss and the estimated resulting loss of future revenues and in accordance with SFAS No. 142, Centennial recorded a pretax impairment charge of $165.2 million to the cable franchise cost asset in the Caribbean.

During the three months ended February 28, 2003, we performed an impairment evaluation of our long-lived assets in our wireless and broadband businesses because we had determined that certain undersea cable assets will be underutilized. We performed asset impairment tests at the segment level, the lowest level of which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Accordingly, we determined that certain undersea cable assets should be considered impaired based on future revenues and the related costs of those revenues. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax $24.3 million impairment charge on these assets for the quarter ending February 28, 2003.

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

During the nine months ended February 28, 2003, we recorded a reduction of $1.9 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also decreased our liabilities by $3.2 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at February 28, 2003.

RESULTS OF OPERATIONS

We had 929,700 wireless subscribers at February 28, 2003, as compared to 882,600 at February 28, 2002, an increase of 5%. The net loss for the three and nine months ended February 28, 2003 was $159.6 million and $173.3 million, respectively, as compared to the net loss of $13.1 million and $42.1 million for the same periods last year. Basic and diluted loss per share for the three and nine months ended February 28, 2003 was $1.67 and $1.81, respectively, as compared to basic and diluted loss per share of $0.14 and $0.44 for the three and nine months ended February 28, 2002, respectively.

We performed goodwill and intangible asset impairment analysis during the three months ended February 28, 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenues, and in accordance with SFAS No. 142, we are reporting a pre-tax impairment charge of $165.2 million to the cable franchise costs asset in the Caribbean.

During the three months ended February 28, 2003, we performed an impairment evaluation of our long-lived assets in our wireless and broadband businesses because we determined that certain undersea cable assets will be underutilized. We performed asset impairment tests at the segment level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be impaired The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets for the quarter ending February 28, 2003, in accordance with SFAS No. 144.

In August 2002, we sold our 51% interest in our Jamaica wireless operations, Centennial Digital Jamaica

("CDJ"), to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pre-tax gain of $2.6 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt of approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

In August 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal 2003. We recorded a pre-tax gain of $0.3 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations.

During the three months ended February 28, 2003, the Company sold 64 telecommunications towers to AAT in a sale-leaseback transaction for approximately $11.0 million. The gain recorded on these sales of $6.6 million has been deferred and will be recognized over the lives of the related capitalized leases. During the nine months ended February 28, 2003, the Company sold 105 telecommunications towers for approximately $17.5 million. The deferred gain recorded on these sales was $10.5 million.

The table below summarizes the consolidated results of operations for each period:

                                           Three Months Ended                               Nine Months Ended
                                     ----------------------------                      ----------------------------
(In thousands, except per
share amounts)                        2/28/03            2/28/02        % Change        2/28/03            2/28/02        % Change
-------------------------            ---------          ---------       --------       ---------          ---------       --------
Operating income                     $(156,832)         $  13,633          NM%         $ (84,472)         $  62,664          NM%
Net loss                             $(159,577)         $ (13,050)         NM%         $(173,292)         $ (42,092)         NM%
Loss per basic and
diluted share                        $   (1.67)         $   (0.14)         NM%         $   (1.81)         $   (0.44)         NM%

 EBITDA (1)                          $(121,715)         $  61,324          NM%         $  21,970          $ 191,470          NM%
                                     ---------          ---------       --------       ---------          ---------       --------


----------
(1) Earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a financial indicator used in the telecommunications industry. Our calculation of EBITDA may or may not be consistent with that of other companies and should not be viewed as an alternative to measurements that are accounting principles generally accepted in the United States of America, such as operating income, net income or cash flows from operations.

The table below is a reconciliation from net loss to EBITDA:

                                                                    Three Months Ended                       Nine Months Ended
                                                               ----------------------------            ----------------------------
(In thousands)                                                  2/28/03             2/28/02             2/28/03             2/28/02
--------------                                                 --------            --------            --------            --------
Net loss                                                       (159,577)            (13,050)           (173,292)            (42,092)

Interest expense, net                                            36,331              35,097             111,598             111,127
Depreciation and amortization                                    35,855              42,306             106,982             114,681
Income tax (benefit) expense                                    (34,324)             (3,029)            (23,318)              7,754

EBITDA                                                         (121,715)             61,324              21,970             191,470
                                                               --------            --------            --------            --------

The SEC recently adopted new rules regarding the use of non-GAAP financial measures. Our management believes that the use of certain non-GAAP financial measures is helpful to an understanding of the Company's operating performance. These non-GAAP measures are not intended to replace the relevant GAAP measures, but rather to present readers of our SEC filings and financial statements with information similar to the information management considers in evaluating the performance of our businesses. Historically, we have presented Adjusted EBITDA and EBITDA in our SEC filings and earnings press releases. We are continuing to monitor developments in the interpretation of these new rules and will make such adjustments to our filings and the use of non-GAAP measures as is required. As such, we can give no assurance that we will be able to provide these or comparable non-GAAP measures in future filings.

Caribbean Wireless Operations

                                                Three Months Ended                            Nine Months Ended
                                             ------------------------                      ------------------------
(In thousands)                                2/28/03        2/28/02        % Change        2/28/03        2/28/02       % Change
--------------                               ---------      ---------      ---------       ---------      ---------      ---------
Revenue:
Service revenue                              $  62,227      $  57,373              8%      $ 184,368      $ 160,135             15%
Equipment sales                                  2,851          3,513            (19)          7,982          8,403             (5)
                                             ---------      ---------      ---------       ---------      ---------      ---------
                                                65,078         60,886              7         192,350        168,538             14
                                             ---------      ---------      ---------       ---------      ---------      ---------
Costs and expenses:

Cost of equipment sold                           8,751          8,221              6          25,694         16,807             53
Cost of services                                10,579          9,418             12          31,743         26,310             21
Sales and marketing                              9,814         11,707            (16)         29,623         33,240            (11)
General and administrative                      11,880         13,644            (13)         37,380         36,552              2
                                             ---------      ---------      ---------       ---------      ---------      ---------
                                                41,024         42,990             (5)        124,440        112,909             10
                                             ---------      ---------      ---------       ---------      ---------      ---------
Adjusted EBITDA                                 24,054         17,896             34          67,910         55,629             22
Gain on disposition of assets                     (179)            (9)            NM          (2,057)            (9)            NM
Special non-cash charge                             --             --             NA           4,389             --             NA
Depreciation and amortization                   13,769         17,546            (22)         43,444         41,641              4
                                             ---------      ---------      ---------       ---------      ---------      ---------
Operating income                             $  10,464      $     359            NM%       $  22,134      $  13,997             58%
                                             =========      =========      =========       =========      =========      =========

Revenue

Caribbean Wireless service revenue increased $4.9 million or 8% and $24.2 million or 15% to $62.2 million and $184.4 million for the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. Excluding CDJ, which was sold in August 2002, service revenue increased $5.9 million or 11% and $23.7 million or 15% for the three and nine months ended February 28, 2003. These increases were primarily due to growth in revenue from new subscribers of $8.4 million and $33.3 million for the three and nine months ended February 28, 2003, respectively, partially offset by an aggregate decrease in service revenue per subscriber of $3.5 million and $9.1 million for the same periods. The increases in subscribers were partially offset by currency devaluation in the Dominican Republic.

Equipment sales of wireless telephones and accessories to subscribers decreased $0.7 million or 19% and $0.4 million or 5% for the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. Excluding CDJ, equipment sales increased $0.3 million or 14% and $0.5 million or 7% for the three and nine months ended February 28, 2003, respectively, from the same periods last year. These increases in equipment sales and accessories were due to an increase in Dominican Republic gross activations and to additional upgrades and retention plan exchanges of handsets in our Puerto Rico operation.

Our Caribbean Wireless operations had approximately 390,800 subscribers at February 28, 2003, an increase of 12% from the 347,500 subscribers at February 28, 2002. During the twelve months ended February 28, 2003, increases from new activations of 218,000 were offset by subscriber cancellations of 153,000. These activations and cancellations exclude CDJ. The 12% growth in subscribers included additional postpaid subscribers in Puerto Rico and the Dominican Republic.

The monthly prepaid and postpaid churn rate decreased to 3.2% and 3.5% for the three and nine months ended February 28, 2003, respectively from 4.1% and 3.8% for the same periods a year ago. The cancellations experienced by our Caribbean Wireless operations were primarily the result of churn of prepaid customers, competitive factors and non-payment.

Caribbean Wireless total revenue per subscriber per month, based upon an average number of subscribers, was $57 and $58 for the three and nine months ended February 28, 2003, respectively, as compared to $61 for the same periods a year ago. The decreases in revenue per subscriber were primarily due to a decrease in the rate for interconnection terminating minutes in Puerto Rico and a change in the subscriber mix. Our Dominican Republic subscribers now represent a greater percentage of total Caribbean subscribers. The majority of the Dominican Republic customers are prepaid with a lower total revenue per subscriber per month. The average customer used 741 minutes of airtime per month in the third quarter of fiscal 2003 versus 566 minutes of use per month in the same period last year.

Costs and expenses

Cost of equipment sold increased $0.5 million or 6% and $8.9 million or 53% during the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. Excluding CDJ, cost of equipment sold increased $4.0 million or 85% and $12.6 million or 98% for the three and nine months ended February 28, 2003, respectively, due to increases in the number of premium phones sold, an increase in phones used for upgrades and retention plan exchanges and a higher percentage of phones sold instead of loaned.

Cost of services increased $1.2 million or 12% and $5.4 million or 21% during the three and nine months ended February 28, 2003, respectively, as compared to the three and nine months ended February 28, 2002. Excluding CDJ, cost of services increased $2.0 million or 23% and $5.8 million or 23% during the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year, primarily due to the variable costs associated with a larger subscription base and associated revenue.

Sales and marketing expenses decreased $1.9 million or 16% and $3.6 million or 11% during the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. Excluding CDJ, sales and marketing expenses decreased $0.4 million or 4% and $1.8 million or 6% for the three and nine months ended February 28, 2003, respectively as compared to the prior year primarily due to newly structured dealer contracts with lower commissions to agents.

General and administrative expenses decreased $1.8 million or 13% during the three months ended February 28, 2003, as compared to the same period in fiscal 2002. Excluding CDJ, general and administrative expenses decreased $0.7 million or 6% during the three months ended February 2003 as compared to the three months ended February 28, 2002 due primarily to lower subscriber billing costs. General and administrative expenses increased $0.8 million or 2% during the nine months ended February 28, 2003 as compared to the same period in fiscal 2002. Excluding CDJ, general and administrative expenses increased $2.4 million or 7%, primarily due to higher bad debt expense primarily in the Dominican Republic due to increased allowances for doubtful accounts in consideration of growth in the postpaid subscriber base.

Adjusted EBITDA for the Caribbean Wireless operations for the three months ended February 28, 2003 was $24.1 million, an increase of $6.2 million, or 34% as compared to the three months ended February 28, 2002. Excluding CDJ, Adjusted EBITDA for Caribbean Wireless for the three months ended February 28, 2003 increased $1.5 million or 6%, compared to the three months ended February 28, 2002. Adjusted EBITDA for the Caribbean Wireless operations for the nine months ended February 28, 2003 was $67.9 million, an increase of $12.3 million, or 22% as compared to the nine months ended February 28, 2002. Excluding CDJ, Adjusted EBITDA for the nine months ended February 28, 2003 increased $4.7 million or 7% as compared to the prior year.

The gain on disposition of assets of $2.1 million during the nine months ended February 28, 2003 was primarily due to the sale of our interest in CDJ.

The special non-cash charge of $4.4 million during the nine months ended February 28, 2003 relates to certain disputed billings that arose in prior fiscal years, to and from the Puerto Rico Telephone Company.

Depreciation and amortization for the three months ended February 28, 2003 was $13.8 million, a decrease of $3.8 million, or 22%, as compared to the three months ended February 28, 2002. Excluding CDJ, depreciation and amortization for the three months ended February 28, 2003 decreased $2.3 million or 14% as compared to the same period last year. Depreciation and amortization for the nine months ended February 28, 2003 was $43.4 million, an increase of $1.8 million, or 4%, as compared to the nine months ended February 28, 2002. Excluding CDJ, depreciation and amortization increased $2.4 million or 6% for the nine months ended February 28, 2003, as compared to the same period last year. Increases in depreciation due to capital expenditures made during fiscal 2002 and 2003 were partially offset by a decrease in amortization due to the cessation of amortization on Caribbean wireless licenses in connection with the adoption of SFAS No. 142.

Operating income for the three months ended February 28, 2003 was $10.5 million, an increase of $10.1 million from the operating income of $0.4 million from the same period last year. Excluding CDJ, operating income increased $3.8 million or 57% for the three months ended February 28, 2003, as compared to the same period last year. Operating income for the nine months ended February 28, 2003 was $22.1 million, an increase of $8.1 million from the operating income of $14.0 million from the same period last year. Excluding CDJ, operating income increased $2.1 million or 9% for the nine months ended February 28, 2003, as compared to the nine months ended February 28, 2002.

Caribbean Broadband Operations

                                        Three Months Ended                              Nine Months Ended
                                    -------------------------                        -------------------------
(In thousands)                       2/28/03         2/28/02        % Change          2/28/03         2/28/02        % Change
                                    ---------       ---------       ---------        ---------       ---------       ---------
Revenue:
    Switched revenue                $   8,304       $   6,441              29%       $  24,545       $  18,244              35%
    Dedicated revenue                  10,228           8,142              26           28,598          24,032              19
    Video services revenue             11,443          11,469              --           36,138          35,304               2
    Other revenue                       4,793           8,323             (42)          15,995          24,203             (34)
                                    ---------       ---------       ---------        ---------       ---------       ---------
                                       34,768          34,375               1          105,276         101,783               3
                                    ---------       ---------       ---------        ---------       ---------       ---------
Costs and expenses:
    Cost of equipment sold                252             244               3              595             496              20
    Cost of services                   14,767          16,829             (12)          45,524          49,112              (7)
    Sales and marketing                 2,390           3,923             (39)           7,148          11,059             (35)
    General and administrative          7,698           7,991              (4)          24,281          22,370               9
                                    ---------       ---------       ---------        ---------       ---------       ---------
                                       25,107          28,987             (13)          77,548          83,037              (7)
                                    ---------       ---------       ---------        ---------       ---------       ---------
Adjusted EBITDA                         9,659           5,388              79           27,728          18,746              48
Loss on impairment of assets          189,492              --              NA          189,492              --              NA
(Gain) loss on disposition of
  assets                                 (390)            505             177             (401)            498             181
Special non-cash charge                    --              --              NA              611              --              NA
Depreciation and amortization          12,841          13,376              (4)          35,654          39,142              (9)
                                    ---------       ---------       ---------        ---------       ---------       ---------
Operating loss                      $(192,283)      $  (8,493)            NM%        $(197,628)      $ (20,894)            NM%
                                    =========       =========       =========        =========       =========       =========

Revenue

Caribbean Broadband revenue increased $0.4 million or 1% and $3.5 million or 3% to $34.8 million and $105.3 million for the three and nine months ended February 28, 2003, respectively, as compared to the three and nine months ended February 28, 2002. These changes were due to a 22% increase in total access lines and equivalents to 217,694, partially offset by a decrease in other revenue due to the decrease in terminating international long distance minutes to the Dominican Republic.

Switched revenue increased $1.9 million or 29% and $6.3 million or 35%, for the three and nine months ended February 28, 2003, respectively, as compared to the same periods a year ago. These increases were primarily due to a 31% increase in switched access lines to 39,756 as of the end of the third quarter and a corresponding growth in minutes of use.

Dedicated revenue increased $2.1 million or 26% and $4.6 million or 19% to $10.2 million and $28.6 million, for the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. The increases were primarily the result of a 20% rise in voice grade equivalent dedicated lines to 177,938. Strong growth in some segments of the carrier market has been offset by the generally unsettled condition of the long distance, undersea fiber optic and ISP markets.

Video services revenue of $11.4 million for the three months ended February 28, 2003 was flat from the same period a year ago, reflecting the 18% loss in subscribers, offset by additional revenues from a rate increase and increased sales of premium services. Video services revenue of $36.1 million for the nine months ended February 28, 2003 grew 2% from the same period last year, reflecting the revenue from the recent digital upgrade and the associated rate increase.

Other revenue decreased $3.5 million, or 42% and $8.2 million or 34% to $4.8 million and $16.0 million for the three and nine months ended February 28, 2003, respectively, from the same periods last year. The decreases are primarily attributable to a reduction in terminating international long distance minutes to the Dominican Republic and a decrease in interconnection rates in Puerto Rico.

Costs and expenses

Cost of services decreased $2.1 million or 12% and $3.6 million or 7% during the three and nine months ended February 28, 2003, respectively, as compared to the same periods a year ago, primarily due to a decrease in access charges in the Dominican Republic, resulting from the decrease in terminating international long distance minutes.

Sales and marketing expenses decreased $1.5 million or 39% and $3.9 million or 35% during the three and nine months ended February 28, 2003, respectively, as compared to the three and nine months ended February 28, 2002, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

General and administrative expenses decreased $0.3 million or 4% during the three months ended February 28, 2003, as compared to the three months ended February 28, 2002. General and administrative expenses increased $1.9 million or 9% during the nine months ended February 28, 2003, as compared to the prior year due, primarily to an increase in bad debt expense.

Adjusted EBITDA for the Caribbean Broadband operations for the three months ended February 28, 2003 was $9.7 million, an increase of $4.3 million, or 79%, as compared to the same three months last year. Adjusted EBITDA for the Caribbean Broadband operations for the nine months ended February 28, 2003 was $27.7 million, an increase of $9.0 million, or 48% as compared to the same nine months last year.

Depreciation and amortization for the three months ended February 28, 2003 was $12.8 million, a decrease of $0.5 million, or 4%, from the same three months last year. Depreciation and amortization for the nine months ended February 28, 2003 was $35.7 million, a decrease of $3.5 million, or 9%, from the same nine months last year. The decreases were primarily due to the cessation of amortization relating to cable franchise costs in connection with the adoption of SFAS No. 142. The effect of this adoption was partially offset by increased depreciation expense associated with the continued expansion of the Puerto Rico broadband and cable television operations.

We performed goodwill and intangible asset impairment analysis during the three months ended February 28, 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenues, and in accordance with SFAS No. 142, we are reporting a pre-tax impairment charge of $165.2 million to the cable franchise costs asset in the Caribbean.

During the three months ended February 28, 2003, we performed an impairment evaluation of our long-lived assets in our wireless and broadband businesses. This evaluation was made because we determined that certain undersea cable will be underutilized. We performed asset impairment tests at the segment level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted estimated future cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, and in accordance with SFAS No. 144, the Company recorded a pre-tax impairment charge of $24,337 on these assets for the quarter ending February 28, 2003.

Operating loss for the three months ended February 28, 2003 was $192.3 million, an increase of $183.8 million as compared to the operating loss of $8.5 million for the same period in fiscal 2002. Operating loss for the nine months ended February 28, 2003 was $197.6 million, an increase of $176.7 million as compared to the operating loss of $20.9 million for the same period in fiscal 2002.

U.S. Wireless Operations

                                       Three Months Ended                              Nine Months Ended
                                    ------------------------                        ------------------------
(In thousands)                       2/28/03        2/28/02        % Change          2/28/03        2/28/02        % Change
                                    ---------      ---------       ---------        ---------      ---------       ---------
Revenue:
    Service revenue                 $  63,010      $  60,636               4%       $ 192,209      $ 182,022               6%
    Roaming revenue                    16,632         19,681             (15)          60,764         68,603             (11)
    Equipment sales                     5,071          3,090              64           11,096          8,861              25
                                    ---------      ---------       ---------        ---------      ---------       ---------
                                       84,713         83,407               2          264,069        259,486               2
                                    ---------      ---------       ---------        ---------      ---------       ---------
Costs and expenses:
    Cost of equipment sold             12,463          8,896              40           25,884         25,937              --
    Cost of services                   13,829         16,209             (15)          46,278         52,419             (12)
    Sales and marketing                11,823         12,314              (4)          34,712         36,716              (5)
    General and administrative         12,260         12,853              (5)          38,188         40,975              (7)
                                    ---------      ---------       ---------        ---------      ---------       ---------
                                       50,375         50,272              --          145,062        156,047              (7)
                                    ---------      ---------       ---------        ---------      ---------       ---------
Adjusted EBITDA                        34,338         33,135               4          119,007        103,439              15
Loss (gain) on disposition of
  assets                                  105            (16)           (756)             102            (20)           (610)
Depreciation and amortization           9,246         11,384             (19)          27,884         33,898             (18)
                                    ---------      ---------       ---------        ---------      ---------       ---------
Operating income                    $  24,987      $  21,767              15%       $  91,021      $  69,561              31%
                                    =========      =========       =========        =========      =========       =========

Revenue

U.S. Wireless service revenue increased $2.4 million or 4% and $10.2 million or 6% to $63.0 and $192.2 million for the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year. The increases were primarily due to growth in revenue from new subscribers of $1.0 million and $8.1 million for the three and nine months ended February 28, 2003, respectively and increases in service revenue per subscriber of $1.3 million and $2.0 million for the same periods, as compared to the same periods last year.

Revenue from U.S. Wireless roaming decreased $3.0 million, or 15% and $7.8 million or 11%, for the three and nine months ended February 28, 2003, respectively, from roaming revenues of $19.7 million and $68.6 million for the three and nine months ended February 28, 2002. The decreases were primarily due to a decrease in roaming rate per minute of $15.0 million and $35.9 million for the three and nine months ended February 28, 2003, respectively, partially offset by an increase in roaming usage of $11.9 million and $28.0 million, respectively, for the same period.

We anticipate that roaming revenue will be significantly lower in fiscal 2004 than in fiscal 2003, primarily due to declines in contractual roaming rates. We expect the trend of a decreasing roaming rate per minute, partially offset by an increase in roaming usage, to continue.

Our U.S. Wireless operations had approximately 538,900 and 535,100 subscribers at February 28, 2003 and 2002, respectively. During the twelve months ended February 28, 2003, increases from new activations of 147,200 were offset by subscriber cancellations of 143,400. The monthly prepaid and postpaid churn rate was 2.5% and 2.4% for the three months and nine months ended February 28, 2003, respectively, as compared to 2.2% and 2.4% for the same periods last year. The cancellations experienced by the U.S. Wireless operations were primarily due to competitive factors and non-payment.

Equipment sales increased $2.0 million or 64% and $2.2 million or 25% during the three and nine months ended February 28, 2003, respectively, as compared to the same periods last year due to changes in the mix of phones sold.

U.S. Wireless revenue per subscriber per month, based upon an average number of subscribers, was $53 and $55 for the three and nine months ended February 28, 2003, respectively, as compared to $53 and $56 for the same periods a year ago. Average minutes of use per subscriber were 251 per month for the three months ended February 28, 2003, as compared to 192 for the same period last year.

Costs and expenses

Cost of equipment sold increased $3.6 million or 40% for the three months ended February 28, 2003, as compared to the same period last year, due primarily to an increase in concessions associated with customer retention and to the use of higher priced phones as compared to last year.

Cost of services decreased $2.4 million or 15% and $6.1 million or 12% for the three and nine months ended February 28, 2003, respectively, as compared to the three and nine months ended February 28, 2002, primarily due to a decrease in incollect cost, which was driven primarily by lower rates.

Sales and marketing expenses decreased $0.5 million or 4% and $2.0 million or 5% for the three and nine months ended February 28, 2003, respectively, as compared to the prior year, primarily due to a reduction in the sales force and lower commissions relating to lower activations in the current year as compared to the prior year.

General and administrative expenses decreased $0.6 million or 5% and $2.8 million or 7% during the three and nine months ended February 28, 2003, respectively, as compared to the three and nine months ended February 28, 2002, primarily due to decreases in bad debt expense, subscriber billing services and subscription fraud.

Adjusted EBITDA for the U.S. Wireless operations was $34.3 million for the three months ended February 28, 2003, an increase of $1.2 million, or 4%, as compared to the same period in fiscal 2002. Adjusted EBITDA for the U.S. Wireless operations was $119.0 million for the nine months ended February 28, 2003, an increase of $15.6 million, or 15%, as compared to the same period in fiscal 2002.

Depreciation and amortization for the three months ended February 28, 2003 was $9.2 million, a decrease of $2.1 million, or 19%, from the same period in fiscal 2002. Depreciation and amortization for the nine months ended February 28, 2003 was $27.9 million, a decrease of $6.0 million, or 18%, from the same period in fiscal 2002. The decreases were primarily due to the cessation of amortization of wireless licenses in connection with the adoption of SFAS No. 142.

Operating income for the three months ended February 28, 2003 was $25.0 million, an increase of $3.2 million from operating income of $21.8 million for the same period in fiscal 2002. Operating income for the nine months ended February 28, 2003 was $91.0 million, an increase of $21.5 million from operating income of $69.6 million for the same period in fiscal 2002.

Consolidated

Other non-operating income and expenses

Net interest expense was $36.3 million and $111.6 million for the three and nine months ended February 28, 2003, respectively, increases of $1.2 million or 4% and $0.5 million or 0%, from the three and nine months ended February 28, 2002. Gross interest expense was $36.5 million and $112.4 million for the three and nine months ended February 28, 2003, respectively, as compared to $35.3 million and $111.9 million for the same periods a year ago. The increases resulted primarily from a change in the interest rate on our Mezzanine Debt from 10% cash paid to 13% paid-in-kind (see Commitments and Contingencies) partially offset by lower debt balances. Total debt decreased $60.6 million from February 28, 2002 to February 28, 2003.

The weighted-average debt outstanding during the three months ended February 28, 2003 was $1,766.0 million, a decrease of $53.3 million as compared to the weighted-average debt level of $1,819.3 million during the three months ended February 28, 2002. The weighted-average debt outstanding during the nine months ended February 28, 2003 was $1,778.0 million, a decrease of $9.2 million as compared to the weighted-average debt level of $1,787.2 million during the nine months ended February 28, 2002. Our weighted-average interest rate was 8.3% and 8.4% for the three and nine months ended February 28, 2003, respectively, as compared to 7.8% and 8.4% for the same periods a year ago.

After minority interest in loss of subsidiaries for the three and nine months ended February 28, 2003, pre-tax loss was $193.9 million and $196.6 million, respectively,as compared to the pre-tax loss of $16.1 million and $34.3 million for the three and nine months ended February 28, 2002.

Income tax benefit (expense) was $34.3 million and $23.3 million for the three and nine months ended February 28, 2003, respectively, as compared to $3.0 million and $(7.8) million for the same periods last year. The Company had a worldwide effective tax rate of 11.85% for the nine months ended February 28, 2003, primarily as a result of the write-down of a deferred tax liability in connection with the impairment charge on the Caribbean cable franchise cost asset, pre-tax book losses generated in the Dominican Republic for which the Company cannot record a tax benefit and certain expense related to the Company's Mezzanine Debt that is not deductible for U.S. income tax purposes.

The Company reported a net loss of $159.6 million and $173.3 million for the three and nine months ended February 28, 2003, respectively, which represents a decrease of $146.5 million and $131.2 million from net losses of $13.1 million and $42.1 million for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

On September 5, 2001, we amended our existing senior term loan and revolving credit facilities to add an additional $50.0 million to the Tranche-C term loan. The amended credit facilities are referred to as the

"New Credit Facility". The New Credit Facility consists of four term loans in an aggregate original principal amount of $1,050.0 million, which has been reduced to $965.2 million as of February 28, 2003 due to mandatory debt amortization payments. The borrowers under the New Credit Facility are Centennial Cellular Operating Co. LLC for a term loan with an original principal amount of $325.0 million, of which $280.3 million was outstanding as of February 28, 2003, and Centennial Puerto Rico Operations Corp. for three separate term loans aggregating an original principal amount of $725.0 million, of which $684.9 million was outstanding as of February 28, 2003. The New Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250.0 million, of which $200.0 million was outstanding as of February 28, 2003. The revolving credit facility portion of the New Credit Facility is available to both of the borrowers. Under the provisions of the New Credit Facility, we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the New Credit Facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

The amounts outstanding under, and maturity dates of the New Credit Facility are as follows:

                                        AMOUNT
                                    OUTSTANDING AT
NEW CREDIT FACILITY                FEBRUARY 28, 2003             MATURITY DATE
-------------------                -----------------             -------------
Revolving Credit Facility          $      200,000                November 2006
Tranche A Term Loan                       280,313                November 2006
Tranche A-PR Term Loan                    107,812                November 2006
Tranche B-PR Term Loan                    312,438                   May 2007
Tranche C-PR Term Loan                    264,679                November 2007

For the nine months ended February 28, 2003, earnings were less than fixed charges by $197.0 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $107.0 million relating to depreciation and amortization.

As of February 28, 2003, we had $667.5 million of property, plant and equipment, net placed in service. During the nine months ended February 28, 2003, we made capital expenditures of $92.6 million to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $66.8 million for the nine months ended February 28, 2003, representing 72% of total capital expenditures. The Caribbean operations' capital expenditures included $36.5 million to add capacity and services and to continue the development and expansion of our Caribbean Wireless systems and $30.3 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2003, we anticipate capital expenditures of no more than $140.0 million.

In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), our wholly-owned subsidiary, entered into a $15 million credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in February 2006 and principal repayments began in August 2002. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico Operations Corp. has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of February 28, 2003, $12.6 million was outstanding under the Cable TV Credit Facility.

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

The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                             Nine Months Ended February 28,
                                               --------------------------------------------------------
                                                         2003                           2002
                                               ------------------------       -------------------------
                                                            % of net cash                    % of net cash
(In thousands)                                   Amount       provided         Amount          provided
                                               ---------      ---------       ---------       ---------
Net cash provided by operating activities      $ 135,671             59%      $  56,333              34%
Interest paid                                     95,712             41         110,284              66
                                               ---------      ---------       ---------       ---------
Net cash provided                              $ 231,383            100%      $ 166,617             100%
                                               =========      =========       =========       =========
Principal uses of cash:
Interest paid                                  $  95,712             41%      $ 110,284              66%
Property, plant & equipment                       92,605             40         181,572             109
                                               ---------      ---------       ---------       ---------
Total                                          $ 188,317             81%      $ 291,856             175%
                                               =========      =========       =========       =========
Cash available for (required from) other
     financing and investing activities        $  43,066             19%      $(125,239)            (75)%
                                               =========      =========       =========       =========

Net cash provided by operating activities for the nine months ended February 28, 2003 was sufficient to fund our expenditures for property, plant and equipment of $92.6 million.

The following table sets forth the primary cash flows (used in) provided by other financing and investing activities for the periods indicated:

                                                                             Nine Months Ended February 28,
                                                                               -------------------------
(In thousands)                                                                   2003            2002
                                                                               ---------       ---------
Proceeds from disposition of assets, net of cash expenses                      $  18,300       $     220
Proceeds from issuance of long-term debt                                          27,174         178,057
Proceeds from the exercise of stock options                                           --           1,587
Capital contributed from minority interests in subsidiaries                           --           4,900
Distributions received from equity investments                                     1,004              43
Proceeds from issuance of common stock under employee stock purchase plan            483           1,898
                                                                               ---------       ---------
Cash provided by other financing and investing activities                         46,961         186,705
                                                                               ---------       ---------
Acquisitions, net of cash acquired                                                    --          (1,125)
Repayment of debt                                                                (66,656)        (54,522)
Debt issuance costs paid                                                              --          (4,452)
Deposits on long-term assets                                                          --         (15,000)
                                                                               ---------       ---------
Capital (required from) available for operations and
    capital expenditures                                                       $ (19,695)      $ 111,606
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

In August 2002, we entered into an agreement to sell our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal year 2003 and we recorded a pre-tax gain of $0.3 million.

In August 2002, we sold our 51% interest in our Jamaica wireless operations, CDJ, to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pre-tax gain of $2.6 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies which was non-recourse to the Company) as a result of this transaction.

During the three months ended February 28, 2003, we sold 64 telecommunications towers to AAT for approximately $11.0 million. The gain recorded on these sales of $6.6 million has been deferred and will be recognized over the lives of the related capitalized leases. For the nine months ended February 28, 2003, we have sold a total of 105 telecommunications towers for approximately $17.5 million. The deferred gain recorded on these sales was $10.5 million. We expect that approximately 20 to 40 telecommunications towers covered by the agreement will not be sold to AAT under the agreement.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 on June 1, 2002. Pursuant to SFAS No. 144, during the three months ended February 28, 2003, we reduced by $24.3 million the carrying value of certain of our undersea cable assets in consideration of SFAS No. 144.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on our results of operations, financial position, and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -

Transition and Disclosure". SFAS No. 148 serves as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt the transition elements of SFAS No. 148 and the annual financial statement reporting requirements for the current fiscal year ending May 31, 2003. We will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ending August 31, 2003. We have not yet determined the impact that this standard will have on our results of operations or financial position.

COMMITMENTS AND CONTINGENCIES

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of April 10, 2003, 37,613,079 shares remain available for future acquisitions.

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

During the nine months ended February 28, 2003, an affiliate of WCAS (the "WCAS Affiliate") purchased in open market transactions approximately $153.0 million principal amount of our 10-3/4% Notes due 2008 (the "Notes"). Together with previous purchases, the WCAS Affiliate holds approximately $189.0 million of principal amount of the Notes. On September 24, 2002, the Company and the WCAS Affiliate entered into an indemnification agreement pursuant to which the WCAS Affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. Therefore, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the WCAS Affiliate that is included in prepaid expenses and other current assets.

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

In May 2002, we announced that we entered into an agreement with AAT to sell to AAT 186 telecommunications towers located in our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. Under the terms of the agreement, we will leaseback space on the telecommunications towers from AAT. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during the remainder of fiscal year 2003. During the nine months ended February 28, 2003, we sold 105 telecommunications towers to AAT for approximately $17.5 million. The gain recorded on these sales of $10.5 million has been deferred and will be recognized over the lives of the related capitalized leases. We expect that approximately 20 to 40 telecommunications towers covered by the agreement will not be sold to AAT under the agreement.

In July 2001, we entered into an agreement with Nortel Networks pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $31.0 million under this agreement as of February 28, 2003.

In February 2003, the Puerto Rico Department of Education selected the bid of the Company's Puerto Rico broadband division for the award of a $34.4 million contract to provide telecommunications and Internet services to Puerto Rico's approximately 1,540 public schools for the school year that begins in July 2003. The project is expected to be funded, in large part, with funds available through the E-Rate program of the Universal Service Fund, which is managed by the Schools and Libraries Division of the Universal Service Administrative Company, a private non-profit organization appointed by the FCC for such purposes. The FCC is currently reviewing previous funding requests for the E-Rate program in Puerto Rico and has withheld funding those requests until it completes its ongoing E-Rate program investigation. As such, the funding to support the project has not yet been obtained and there can be no assurance that the project will be completed. In addition, the award is being challenged by one of the unsuccessful bidders in an administrative proceeding in Puerto Rico.

We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $20.0 million to $30.0 million over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million POPs in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million POPS. The options have a two-year term.

SUBSEQUENT EVENTS

As previously announced, we received a Staff Determination letter from Nasdaq stating that our common stock faces delisting from the Nasdaq National Market because it had traded below the minimum bid price of $3.00 for 30 consecutive trading days. On December 12, 2002, we had an oral hearing before a Nasdaq Listing Qualification Panel to appeal the Staff Determination. During our third quarter ended February 28, 2003, the Panel informed us that Nasdaq did not intend to delist our common stock from the Nasdaq National Market because Nasdaq was in the process of modifying its listing standards to lower the minimum bid price requirement of Nasdaq Marketplace Rule 4450 from $3.00 to $1.00. In March 2003, Nasdaq officially changed its continued listing bid price requirement from $3.00 to $1.00. We currently meet the $1.00 minimum bid price requirement.

On March 31, 2003, the Company sold 20 telecommunications towers in a sale-leaseback transaction to AAT for approximately $3.6 million. The $2.5 million gain recorded on this sale will be deferred and recognized over the lives of the related capitalized leases.

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

- general economic, business, political and social conditions in the areas in which we operate, including the less developed Caribbean region, including the effects of world events on tourism in the Caribbean;

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

The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company's long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2003:

                                                                   YEAR ENDED FEBRUARY,
                                    ---------------------------------------------------------------------------------
(IN THOUSANDS)                           2004            2005             2006             2007             2008
                                    -------------    -------------    -------------    -------------    -------------
Long-term debt:
   Fixed rate                       $         685    $         815    $       1,178    $       1,045    $       1,195
   Average interest rate                     9.74%            9.77%            9.85%            9.95%           10.00%
   Variable rate                    $      82,881    $     105,381    $     126,945    $     309,568    $     553,093
   Average interest rate (1)                 1.38%            2.14%            3.32%            4.02%            4.56%
Interest rate swaps
   (pay fixed, receive variable):
   Notional amount                  $     100,000    $      50,000               --               --               --
   Average pay rate                          5.34%            5.33%              --               --               --
   Average receive rate                      1.70%            3.17%              --               --               --
Interest rate collar:
   Notional amount                  $     100,000               --               --               --               --
   Cap                                       7.00%              --               --               --               --
   Floor                                     4.62%              --               --               --               --

(IN THOUSANDS)                      THERE-AFTER          TOTAL         FAIR VALUE
                                    -------------    -------------    -------------
Long-term debt:
   Fixed rate                       $     575,033    $     579,033    $     406,519
   Average interest rate                    10.48%           10.48%              --
   Variable rate                    $     553,093    $   1,177,868    $   1,177,868
   Average interest rate (1)                 4.59%            3.84%              --
Interest rate swaps
   (pay fixed, receive variable):
   Notional amount                             --               --    $      (6,492)
   Average pay rate                            --               --               --
   Average receive rate                        --               --               --
Interest rate collar:
   Notional amount                             --               --    $      (3,219)
   Cap                                         --               --               --
   Floor                                       --               --               --

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            We are party to several lawsuits in which plaintiffs allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking class certification.

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

            a)    Exhibits

Exhibit No.         Description
-----------         -----------
10.18               Severance Agreement and General Release dated as of February
                    7, 2003 between Centennial Communications Corp. and Paget
                    Alves

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

April 14, 2003


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

            Date: April 14, 2003

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



            Date: April 14, 2003

            By: /s/Thomas J. Fitzpatrick
                ------------------------
            Name:     Thomas Fitzpatrick
            Title:   Chief Financial Officer