Form 10-K
period 2003-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2003-09-02
CIK 879573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

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

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

      As of August 4, 2003, there were 95,857,352 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq National Market on November 29, 2002, of $2.99 per share, was $33,522,651.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
A/R CERTIFICATE OF INCORPORATION
INDENTURE
PURCHASE AGREEMENT
REGISTRATION RIGHTS AGREEMENT
AMENDMENT #4 TO CREDIT AGREEMENT
A/R SECURITY AGREEMENT
EMPLOYEE STOCK PURCHASE PLAN
EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT
COMPUTATION OF RATIOS
SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
302 CERTIFICATION: CEO
302 CERTIFICATION: CFO
906 CERTIFICATION: CEO
906 CERTIFICATION: CFO

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as “forward-looking statements.” Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “estimate,” “anticipate,” “project,” “intend,” “may,” “will” and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn the reader that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

      Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	our substantial debt obligations;

•	the availability and cost of additional capital to fund our operations, including the need to refinance and/or amend existing indebtedness;

•	restrictive covenants and consequences of default contained in our financing arrangements, which place limitations on how we conduct business;

•	the competitive nature of the telecommunications industry in the areas in which we operate, including, without limitation, the effect of existing and new competitors, including competitors that may have a lower cost basis or greater resources than we do, competitors that may offer less expensive products than we do and competitors that may offer more technologically advanced products than we do;

•	market prices for the products and services we offer may continue to decline in the future;

•	general economic, business, political and social conditions in the areas in which we operate, including the Caribbean region, including the effects of world events and weather conditions on tourism in the Caribbean;

•	continued overbuilding by personal communications service providers in our U.S. wireless markets and the effects of increased competition in our markets, which may cause a reduction in roaming revenue, increased subscriber cancellations, a continued reduction of prices charged and lower average revenue per subscriber;

•	fluctuations in currency values;

•	our dependence on roaming agreements for a material portion of our U.S. wireless revenue and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

•	our ability to attract and retain qualified personnel;

•	the fact that our coverage areas are not as extensive as those of other wireless operators which may limit our ability to attract and retain customers;

•	the effects of consolidation in the wireless communications industry;

•	the effects of governmental regulation of the telecommunications industry;

•	the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming years to continue to build out and upgrade our networks and the availability of additional capital to fund these capital expenditures;

•	declining rates for international long distance traffic;

(ii)

•	opportunities for growth through acquisitions and investments and our ability to manage this growth;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes;

•	our ability to effectively manage subscriber cancellations, particularly in light of regulations scheduled to take effect November 2003 requiring wireless companies to permit the phone numbers that they allocate to their customers to be portable when the customer switches to another carrier, which may increase movement of customers between competitors and consequently the cancellation by our subscribers of our services, which we refer to as “churn,” and present technological difficulties;

•	local operating hazards and risks in the areas in which we operate, including without limitation, hurricanes, tornadoes, windstorms and other natural disasters;

•	our ability to manage, implement and monitor billing and operational support systems;

•	potential litigation relating to using wireless telephones while operating an automobile and the potential reduction of wireless usage due to legislation restricting usage while driving;

•	potential litigation relating to possible health effects of radio frequency transmission;

•	the relative illiquidity and corresponding volatility of our common stock and our ability to raise future equity capital;

•	the control of us retained by some of our stockholders and anti-takeover provisions; and

•	other factors described in this report.

      We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1 of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any investor or potential investor in our securities should carefully read this report and the documents incorporated by reference in their entirety.

CERTAIN DEFINITIONS

      The terms “Centennial,” the “Company,” “our” and “we” as used in this report refer to Centennial Communications Corp. and its subsidiaries on a consolidated basis. The term “Centennial Cellular” refers to Centennial Cellular Operating Co. LLC, a direct, wholly owned subsidiary of Centennial. The term “Centennial Puerto Rico” refers to Centennial Puerto Rico Operations Corp., one of our subsidiaries.

      When we say “fiscal 2001,” we mean our fiscal year which began June 1, 2000, and ended May 31, 2001. When we say “fiscal 2002,” we mean our fiscal year which began June 1, 2001, and ended May 31, 2002. When we say “fiscal 2003,” we mean our fiscal year which began June 1, 2002, and ended May 31, 2003. When we say “fiscal 2004,” we mean our fiscal year which began June 1, 2003, and will end May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year which will begin June 1, 2004, and will end May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year which will begin June 1, 2005, and will end May 31, 2006.

(iii)

      The term “Pops” refers to the population of a market derived from the 2002 Kagan’s Wireless Telecom Atlas and Database, for our U.S. and Puerto Rico service areas, or the Banco Central De La Republica Dominicana, Departmento de Cuentas Nacionales, for our Dominican Republic service area. The term “Net Pops” refers to a market’s Pops multiplied by the percentage interest as of May 31, 2003, that we own in an entity licensed to construct or operate a wireless telephone system in that market.

      In this report, we present certain financial measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP. To improve the clarity of our disclosure, we will no longer use the terms “adjusted EBITDA” and “adjusted EBITDA margin,” which we have used in prior public statements and SEC filings, and instead will now use the terms “adjusted operating income” and “adjusted operating income margin.” This is a change in name only, and we have not changed the way we calculate current or prior results for this financial measure. For a detailed discussion of these non-GAAP terms, including management’s belief why these measures provide meaningful information to investors, limitations on the use of these measures and a reconciliation to comparable GAAP measures, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Non-GAAP Financial Measures.”

INDUSTRY AND MARKET DATA

      Industry and market data throughout this report were obtained through company research, surveys and studies conducted by third parties and industry and general publications. We have not independently verified market and industry data from third-party sources. While we believe internal company surveys are reliable and market definitions are appropriate, neither these surveys nor these definitions have been verified by any independent sources. We have not sought the consent of any of these sources to refer to their data in this report.

      “En Confianza,” “Centennial Te Escucha,” “Centennial Wireless,” “Centennial de Puerto Rico” and “Centennial Dominicana” are some of our primary trademarks. All other trademarks, service marks or other trade names referred to in this report are the property of their respective owners.

(iv)

PART I

Item 1.  Business

Overview

      We are a leading regional wireless and broadband (wireline and cable television) telecommunications service provider serving over one million customers in markets covering over 17.3 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers. Below are some key statistics regarding our business:

•	approximately 939,500 wireless subscribers, 222,356 access line equivalents and 78,200 cable subscribers at the end of fiscal 2003;

•	revenue of $745.7 million for fiscal 2003, an increase of 4.2% from fiscal 2002;

•	net loss of $111.9 million for fiscal 2003, as compared to a net loss of $77.5 million for fiscal 2002;

•	adjusted operating income of $295.7 million for fiscal 2003, an increase of 17.1% from fiscal 2002, representing adjusted operating income margins of 39.7% and 35.3% for fiscal 2003 and 2002, respectively;

•	capital expenditures in fiscal 2003 of $133.1 million, a decrease of 38.0% from fiscal 2002; and

•	roaming revenue constituted 10.8% of total revenue in fiscal 2003, down from 13.1% in fiscal 2002.

      On June 20, 2003, we sold $500.0 million aggregate principal amount of our 10 1/8% senior unsecured notes due 2013, or Senior Notes, in a private placement transaction. Net proceeds were used to permanently repay $300.0 million of term loans under our senior credit facility, $170.0 million of our revolving credit facility under our senior credit facility and the balance to pay fees and expenses related to the transaction. In connection with the sale of our Senior Notes, we amended our senior credit facility to provide us with additional flexibility under the financial and other covenants in the senior credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com, wwwcentennialpr.com and www.centennialrd.com.

Our Operations

      Our consolidated financial statements include three distinct business segments: U.S. wireless, Caribbean wireless and Caribbean broadband. See Note 14 to the consolidated financial statements.

U.S. Wireless

      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 6.1 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas that generally have lower penetration levels and fewer competitors than major metropolitan areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand image within our service areas. Further, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. Below are some key statistics regarding our U.S. wireless business:

•	approximately 540,900 wireless subscribers at the end of fiscal 2003, of which 96% were postpaid;

•	revenue of $353.2 million for fiscal 2003, an increase of 0.6% from fiscal 2002;

•	operating income of $125.9 million for fiscal 2003, as compared to $103.1 million for fiscal 2002;

•	adjusted operating income of $160.4 million for fiscal 2003, an increase of 7.7% from fiscal 2002, representing adjusted operating income margins of 45.4% and 42.4% in fiscal 2003 and 2002, respectively;

•	capital expenditures of $44.2 million in fiscal 2003, an increase of 43.8% from fiscal 2002;

•	total monthly revenue (including roaming revenue) per wireless subscriber, or ARPU, of $55 for fiscal 2003 and $56 for fiscal 2002; and

•	postpaid churn of 2.0% and 2.2% for fiscal 2003 and 2002, respectively, and 1.7% for the three months ended May 31, 2003, down from 1.8% for the same period in 2002.

      We have long-term roaming agreements with AT&T Wireless Services, Inc. and Cingular Wireless LLC. These roaming agreements enable us to offer nationwide plans at attractive rates and provide predictable roaming revenue for us.

      We believe that the quality and coverage of our network provide us with a strategic advantage over our competitors. We own 25 MHz of spectrum in the 800 MHz frequency band in each of our U.S. wireless markets. Our network currently employs both analog and TDMA (time division multiple access) digital technology. We have begun to overlay our Midwest cluster network with GSM (global system for mobile communications) technology that will support GPRS (general packet radio service) advanced data technology and will align our technology with our largest roaming partners. We expect to launch GSM service in the Midwest cluster by the end of 2003. We intend to begin the overlay of our Southeast cluster network with GSM technology after we complete the overlay of our Midwest cluster, and we expect to launch GSM service in the Southeast cluster in 2004.

      In connection with the AT&T Wireless roaming agreement, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana that is contiguous to our Midwest cluster for an aggregate price of $20 million. This option provides us with the opportunity to expand our U.S. wireless operations. We are still evaluating this business opportunity, which would require us to incur additional capital expenditures if we elected to build out our network in these areas. The options expire in late 2004 and early 2005.

     Caribbean Region

      In the Caribbean region, we have an established business with attractive adjusted operating income margins, substantial adjusted operating income and significant growth potential. We offer wireless, wireline and cable television services in Puerto Rico, wireless and wireline services in the Dominican Republic and wireless services in the U.S. Virgin Islands. We derived approximately 90% of our Caribbean revenue for fiscal 2003 from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission, or FCC, regulated commonwealth of the United States. We believe wireless telecommunications services are experiencing significant growth in this region due to lower wireless penetration and lower wireline teledensity as compared to other parts of the United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services for wireless services. This is evidenced by a 29% increase in postpaid minutes of usage per month from 760 for fiscal 2002 to 981 for fiscal 2003. This compares to approximately 434 minutes, according to the Cellular Telecommunications and Internet Association, for wireless subscribers in the United States for the twelve months ended December 31, 2002. For this reason, we focus on intensive postpaid users of service generating higher ARPUs.

      Caribbean Wireless. Our Caribbean wireless operations cover a population of approximately 13.0 million and serve Puerto Rico, the Dominican Republic and the U.S. Virgin Islands using the same digital technology, called CDMA (code division multiple access). We launched wireless services in Puerto Rico in December 1996, in the Dominican Republic in October 2000 and in the U.S. Virgin Islands in June 2001. Below are some key statistics regarding our Caribbean wireless business:

•	approximately 398,600 wireless subscribers at the end of fiscal 2003, of which 75.4% were postpaid;

•	revenue of $261.3 million for fiscal 2003, an increase of 11.4% from fiscal 2002;

•	operating income of $36.8 million for fiscal 2003, as compared to an operating loss of $4.8 million for fiscal 2002;

•	adjusted operating income of $96.6 million for fiscal 2003, an increase of 23.1% from fiscal 2002, representing adjusted operating income margins of 37.0% and 33.5% for fiscal 2003 and 2002, respectively;

•	capital expenditures of $50.4 million for fiscal 2003, a decrease of 54.3% from fiscal 2002;

•	wireless ARPU of $58 for fiscal 2003 and $61 for fiscal 2002; and

•	postpaid churn of 2.7% and 2.6% for fiscal 2003 and 2002, respectively, and of 2.1% for the three months ended May 31, 2003, down from 3.0% for the same period in 2002.

      We provide wireless services in Puerto Rico pursuant to a 30 MHz license in the 1900 MHz frequency band which also covers the U.S. Virgin Islands. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which decreases our marginal network costs. In fiscal 2003, for example, our Puerto Rico wireless operating expenses per minute were 53% lower than our U.S. wireless operations, and our Puerto Rico wireless network capital expenditures for each incremental minute of use were 74% lower than those of our U.S. wireless operations.

      In the Dominican Republic, we own 80% of All America Cables and Radio, Inc., our Dominican Republic subsidiary which operates under the name “Centennial Dominicana” and holds a 30 MHz license at the 1900 MHz frequency band. Our Dominican Republic operations are experiencing significant growth, and, while adjusted operating income for fiscal 2003 was negative, it was positive in the fourth quarter of fiscal 2003.

      Caribbean Broadband. Our Caribbean broadband business includes wireline operations in Puerto Rico and the Dominican Republic and cable television operations in Puerto Rico. We launched broadband services in Puerto Rico in August 1997 and in the Dominican Republic in April 2000, and we acquired cable television operations in Puerto Rico in September 2000. Below are some key statistics and other information regarding our Caribbean broadband business:

•	switched and dedicated access line equivalents of 222,356 at the end of fiscal 2003;

•	approximately 78,200 cable subscribers at end of fiscal 2003;

•	revenue of $141.3 million for fiscal 2003, an increase of 2.5% from fiscal 2002;

•	operating loss of $199.0 million for fiscal 2003, as compared to an operating loss of $39.2 million for fiscal 2002;

•	adjusted operating income of $38.6 million for fiscal 2003, an increase of 53.2% from fiscal 2002, representing adjusted operating income margins of 27.4% and 18.3% for fiscal 2003 and 2002, respectively;

•	capital expenditures of $38.5 million for fiscal 2003, a decrease of 47.7% from fiscal 2002; and

•	a client base of multinational corporations, including Cisco Systems, Inc., IBM Corporation, Lucent Technologies Inc., Microsoft Corporation, The Procter & Gamble Company and most of Puerto Rico’s wireless carriers.

      In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive local exchange carrier, or CLEC, on the island. We provide a full range of services, including switched voice, private line services, international long distance, data, cable television, toll-free and Internet-related services, to business and residential customers over our own fiber-optic, coaxial and microwave network. Our digital cable television system serves southern and western Puerto Rico. This digital cable system allows us to bring last mile broadband services to these less densely populated areas of Puerto Rico and enables us to bundle high speed data services with video, which we believe is an important factor in attracting and retaining customers.

      In the Dominican Republic, we have constructed a terrestrial fiber-optic network in Santo Domingo, the country’s capital, and offer broadband services there. Currently, the majority of our broadband revenue in the Dominican Republic is derived from terminating the long-distance traffic of other carriers originating in the United States.

      To complement our terrestrial fiber networks, we own significant undersea fiber-optic capacity connecting key markets in the Caribbean with our international gateway switch in Miami, Florida. This extensive fiber network allows us to offer customers with operations in our Caribbean service area low-cost, high quality, end-to-end broadband solutions. For example, we provide America Online, Inc. with telecommunications services to enable it to bring its Internet services to Puerto Rico.

Competitive Strengths

      Significant and Improving Cash Flow. Our U.S. wireless networks have been upgraded for digital TDMA technology and our GSM network build out is in progress and expected to be substantially completed by the end of 2004. The build-out of our Caribbean wireless, fiber-optic and cable television networks is substantially complete. A 38.0% decline in capital expenditures and a 17.1% increase in adjusted operating income from fiscal 2002 to 2003 have resulted in improved cash flow.

      Competitive Advantage Through Our Owned Fiber-Optic Network in the Caribbean. Our extensive terrestrial fiber-optic network supports all of our services in the Caribbean and, along with the purchased capacity we have on undersea fiber-optic cables, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. Our broadband and wireless businesses share other infrastructure, including switching equipment, and back-office functions, which we believe enables us to transmit traffic more cheaply than our competitors. We maximize this advantage by serving intensive users of telecommunication services.

      Extensive Direct Distribution. Over 84% of our wireless sales in the United States and Caribbean and substantially all of our broadband and cable television sales are made through our employees. We believe this extensive company-owned distribution network, consisting of 82 stores and 161 kiosks and 1,284 sales associates as of May 31, 2003, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels.

      High Quality Network. We believe that the quality and coverage of our network contributes to our high customer retention. Our monthly postpaid customer retention rate was 98% for our U.S. wireless operations for fiscal 2003, which we believe is among the highest in the industry. Further, we are overlaying our network with GSM technology, which is the most commonly used global standard and is employed by our largest roaming partners. The primary benefits of GSM/ GPRS technology are better network capabilities and a superior selection of handsets in terms of price, functions and style.

      Market Opportunity in the Caribbean. We believe that Puerto Rico and the Dominican Republic are large, politically stable markets with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services and present an attractive market opportunity for us.

      Geographic Focus. We believe that we are able to give our geographic markets more focused attention than the national and multinational telecommunications operators with whom we compete. Generally, our markets are not large enough to be of critical importance to national and global competitors, which we believe permits us to provide superior customer service and tailored service offerings to these specific regions and customers.

      Strong Management Team and Equity Investors. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 Communications Co., Bell Atlantic Corporation (now Verizon Communications Inc.), SBC Communications Inc., BellSouth Corporation and Millicom International Cellular S.A. Welsh, Carson, Anderson & Stowe, or Welsh Carson, and The Blackstone Group, leading private equity investors, are controlling stockholders of Centennial.

Business Strategy

      Target High Quality Wireless Customers. We target high usage wireless customers in our Caribbean service area by offering service plans with a significant number of minutes in exchange for a higher monthly fee. We grew our postpaid customer base in our Caribbean service area by 26% in fiscal 2003. The ARPU for our Caribbean postpaid wireless customers was $76 for fiscal 2003, and bad debt expense for our Caribbean operations was 2.1% of service revenue for fiscal 2003. We believe we are able to generate high customer revenue because we provide superior customer service and we are able to offer rate plans with a large number of minutes.

      Increase Penetration of Our Broadband Business. We are the only significant facilities-based competitor to the Puerto Rico Telephone Company, or PRTC, the incumbent wireline carrier in Puerto Rico. We have laid approximately 1,500 miles of fiber-optic cable in Puerto Rico that reaches approximately 1,000 buildings. We believe that our ability to extend this extensive owned fiber-optic network directly to the customer premises enables us to quickly meet customer demands for high-bandwidth services. We believe this network, coupled with our competitive prices, allows us to capture a large share of new, high-capacity landline services in Puerto Rico. We intend to continue to leverage this network to increase our market share. We currently serve some of the largest enterprises, carriers and governmental institutions in Puerto Rico, including Cisco, IBM, Lucent, Microsoft, Proctor & Gamble and the University of Puerto Rico.

      Deploy GSM/ GPRS in Our U.S. Wireless Network. We have begun to overlay our Midwest cluster network with GSM technology that will support GPRS advanced data technology and expect to launch GSM service in our Midwest cluster by the end of 2003. We intend to begin the overlay of our Southeast cluster network with GSM technology after we complete our overlay in our Midwest cluster, and we expect to launch GSM service in the Southeast cluster in 2004. GSM/ GPRS provides faster data services and makes available lower-cost, more attractive, multi-functional handsets, such as camera phones. Further, it aligns us technologically with our principal roaming partners. We expect this deployment will improve our service offerings and will be important in attracting and retaining customers for our U.S. wireless operations.

      Continue to Build Brand. Brand development is essential in the increasingly competitive telecommunications environments. Our brand emphasizes a superior customer experience by providing a quality network and effective customer service. As a regional telecommunications provider, we tailor our brand to the three markets we serve: “Trusted Advisor” in the United States, “En Confianza” in Puerto Rico and “Centennial Te Escucha” in the Dominican Republic. We believe the success of our brand-building efforts during fiscal 2003 was demonstrated by our lowest-ever level of postpaid churn, 1.8%, in the fourth quarter.

Wireless Telephone Markets and Interests

      The chart below sets forth information regarding our wireless operations as of May 31, 2003, as reported in the 2002 Kagan’s Wireless Telecom Atlas & Database, with respect to our U.S. and Puerto Rico service areas, and by Banco Central de la Republica Dominicana, Departmento de Cuentas Nacionales, for our Dominican Republic service area. Those U.S. wireless telephone systems and the investment interests which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or

RSAs. As of May 31, 2003, our Caribbean wireless and U.S. wireless operations had 939,500 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	318,900	318,900
Cass, MI	100.0%	308,000	308,000
Newaygo, MI	100.0%	261,100	261,100
Battle Creek, MI*	100.0%	196,200	196,200
Benton Harbor, MI*	100.0%	162,600	162,600
Jackson, MI*	100.0%	160,100	160,100
Roscommon, MI	100.0%	152,300	152,300
Allegan, MI	100.0%	108,200	108,200

System Subtotal		1,667,400	1,667,400

South Bend, IN*	100.0%	314,300	314,300
Richmond, IN	100.0%	220,700	220,700
Newton, IN	100.0%	219,800	219,800
Elkhart-Goshen, IN*	91.7%	187,200	171,700
Williams, OH	100.0%	128,500	128,500

System Subtotal		1,070,500	1,055,000

Fort Wayne, IN*	100.0%	471,300	471,300
Miami, IN	100.0%	187,800	187,800
Kosciusko, IN	100.0%	193,300	193,300
Huntington, IN	100.0%	147,700	147,700
Kokomo, IN*	100.0%	102,300	102,300

System Subtotal		1,102,400	1,102,400

Midwest Cluster Subtotal		3,840,300	3,824,800

Southeast Cluster
Beauregard, LA	100.0%	404,400	404,400
Beaumont-Port Arthur, TX*	100.0%	389,200	389,200
Lafayette, LA*	94.5%	244,100	230,700
West Feliciana, LA	100.0%	194,900	194,900
Claiborne, MS	100.0%	161,500	161,500
Alexandria, LA*	100.0%	144,400	144,400
Iberville, LA	100.0%	160,500	160,500
DeSoto, LA	100.0%	114,000	114,000
Copiah, MS	100.0%	125,500	125,500
Bastrop, LA	100.0%	84,300	84,300
Caldwell, LA	100.0%	73,100	73,100
Lake Charles, LA*	100.0%	186,100	186,100

Southeast Cluster Subtotal		2,282,000	2,268,600

Total U.S. Wireless Telephone Systems		6,122,300	6,093,400

Markets	Ownership	Pops	Net Pops

Caribbean Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	3,994,100	3,994,100
Dominican Republic Wireless Telephone System	80.0%	8,960,000	7,168,000

Total Caribbean Wireless Telephone Systems		12,954,100	11,162,100

Investment Interests
Lawrence, PA	14.3%	209,800	30,000
Del Norte, CA	6.9%	213,400	14,700

Total Investment Interests		423,200	44,700

Total U.S. Wireless Telephone Systems, Caribbean Wireless Telephone Systems and Investment Interests		19,499,600	17,300,200

Products and Services

      Wireless. The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. We offer primarily postpaid and, to a lesser extent, prepaid wireless services. Other value-added services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. In the United States, we also offer our customers short messaging services and access to information from the Internet through their wireless phones. In Puerto Rico, our recently upgraded next generation networks give our customers access to the wireless web directly from their handsets through our mobile web offering.

      We offer our wireless customers a variety of handsets employing TDMA technology in the United States and CDMA technology in the Caribbean. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology that is supportable on our network and a variety of rate plans designed to meet the varied needs of our customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ digital or analog networks. We offer handsets primarily from Nokia, Kyocera, Motorola, Panasonic and Samsung.

      Broadband. In our Puerto Rico and Dominican Republic service areas, we offer a broad range of communications services including ATM (asynchronous transfer mode), frame relay, dedicated access, dedicated Internet ports, international long distance, switched access, high-speed Internet access, dial-up Internet access and private line services. We also offer cable television services in our Puerto Rico service area. All services are provided over our own fiber-optic, coaxial and microwave network. We also offer customers web page design, development, hosting and web casting, integration services and a variety of e-commerce design and related services.

Roaming

      In the United States, a significant portion of our revenue is generated from roaming. We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered the prices for our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. As part of these agreements, we significantly reduced our incollect costs (the costs we pay other carriers when our subscribers are roaming on their networks). Our roaming revenue in fiscal 2003 was $77.6 million, or approximately 10.8% of our total consolidated revenue.

      We expect roaming revenue in fiscal 2004 to be significantly less than in fiscal 2003 due to fewer minutes from roaming partners with CDMA networks and reduced rates for partners with TDMA/ GSM networks. We have entered into long-term roaming contracts with AT&T Wireless and Cingular for analog, TDMA and GSM roaming. These long-term contracts provide us with greater predictability for roaming revenue and provide us with attractive incollect costs to enable us to offer national rate plans and enhance our competitive position. In connection with the AT&T Wireless roaming agreement, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Net Pops in Michigan and Indiana. The aggregate exercise price of the options is $20 million, but the options may be exercised on a partial basis for less than all of the 4.2 million Net Pops. The options expire in late 2004 and early 2005. We are still evaluating this business opportunity, which would require us to incur additional capital expenditures if we elect to build out the network in these areas.

Sales and Marketing

      In the United States we market our services and products under the name “Centennial Wireless.” In Puerto Rico, we market our wireless services and products under the name “Centennial de Puerto Rico,” and in the Dominican Republic, we market our services and products under the name “Centennial Dominicana.” Nearly two years ago, we introduced a branding campaign named “Trusted Advisor” in the United States, and in the past year we introduced branding campaigns named “En Confianza” in Puerto Rico and “Centennial Te Escucha” in the Dominican Republic which are designed to convey our strategy based on delivering superior service.

      Our marketing objective is to increase our customer base, increase usage and reduce subscriber cancellations. Our current marketing strategy emphasizes continued net subscriber growth and targets customers who are likely to generate higher monthly revenue and low churn rates. In marketing our services, we stress our superior sales and customer service, our quality wireless service, competitive prices, technologically advanced features and the local presence of our sales and customer service representatives and technical staff. In the Caribbean, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed serving areas, which keeps a significant portion of the minutes of use on our own network. We also offer nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of AT&T Wireless, Cingular, Verizon and Alltel. The long-term roaming contracts we entered into with AT&T Wireless and Cingular enable our U.S. wireless operation to offer nationwide rate plans at competitive rates.

      As of May 31, 2003, we operated 66 stores and 53 kiosks in the United States, including a kiosk program in shopping malls and larger retail centers, and 16 stores and 108 kiosks in the Caribbean, including company-owned stores and kiosks in retail centers. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in most major shopping centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

      In both our U.S. and Caribbean wireless operations, we use both our own internal sales force and, to a lesser extent, independent agents and dealers to obtain customers for our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. As of May 31, 2003, we had an internal sales force of 1,284. These employees are generally paid a base pay plus commissions. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber’s contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis.

Customer Service

      We are committed to assuring consistently high quality customer service. Both our U.S. and Caribbean wireless operations have a local staff, including a manager, customer service representatives and technical engineering staff. We have established local customer support facilities for all of the U.S. wireless telephone systems and the Caribbean integrated communication system. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the United States we have a centralized customer service center located in Fort Wayne, Indiana. In our Caribbean service area, we have centralized customer service centers located in San Juan, Puerto Rico, and Santo Domingo, Dominican Republic, as well as customer service support located in our retail stores.

System Construction, Operation and Development

      Wireless telephone technology is based upon the radio coverage of a given geographic area by a number of overlapping “cells.” Each cell contains a transmitter-receiver at a “base station” or “cell site” that communicates by radio signal with wireless telephones located in the cell and is connected to a mobile telephone switching office, or the “switch,” which is connected to the local landline telephone network. Because wireless telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones. If a wireless telephone user leaves the service area of the wireless telephone system during a call, the call is generally continued and carried through a technical interface established with an adjacent system through intersystem networking arrangements. Such an arrangement is referred to as roaming.

      Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand after the initial construction phase is complete. We use CDMA technology in our Caribbean wireless markets. During fiscal 2003, we constructed 31 cell sites in our U.S. wireless operations, and, as of May 31, 2003, our U.S. wireless operations had 722 cell sites. During fiscal 2003, we added 60 cell sites in our Caribbean wireless operations, and, as of May 31, 2003, our Caribbean wireless operations had 350 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services.

      In accordance with our strategy of developing market clusters, we have selected wireless switching systems that are capable of serving multiple markets with a single switch. Where we have deemed it appropriate, we have implemented microwave links and fiber connections in our U.S. wireless telephone systems and Caribbean integrated communication system, which provide ongoing cost efficiency and generally improve system reliability.

      Our U.S. wireless systems are served by five technologically advanced Nortel Networks supernode switches in Fort Wayne, Indiana; Alexandria, Louisiana; Vidor, Texas; and Lafayette, Louisiana. For our U.S. wireless operations, we intend to deploy a GSM network over our existing TDMA network and to offer GPRS advanced data technology. This technology will maintain technological compatibility with our largest roaming partners and provide the speed and capacity to support a variety of innovative mobile data applications, including e-mail, e-commerce and web-browsing. In May 2003, we entered into a multi-year contract with Ericsson, Inc., to overlay our U.S. wireless networks with GSM/ GPRS technology. GSM/ GPRS technology provides faster data services and makes available lower-cost, more attractive multi-functional handsets, such as camera phones. The new GSM/ GPRS technology will provide us with the foundation for continued evolution of products and services through the future development of next generation products.

      Our Puerto Rico network uses CDMA technology. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. The construction of our Caribbean integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber-optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. We have three switches in Puerto Rico. In our Caribbean service area, we use network equipment manufactured by Lucent Technologies. In June 2003, we entered into an agreement with Nortel pursuant to which Nortel will supply our Dominican Republic wireless operations with a CDMA third generation network.

      In 2002, our cable network in Puerto Rico underwent digitization of its primary headend and transport equipment and offers its customers digital service. High speed data service is being deployed and is currently available.

Billing and Operational Support Systems

      We operate management information systems to handle customer care, billing, network management, financial and administrative services. We have outsourced with ALLTEL Information Systems, a network management and operations support systems provider, to provide billing services to facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations throughout our company. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize subscriber disconnects by identifying needed activation and termination policy adjustments through pre-activation screening, credit review and call pattern profiling in order to detect any prior fraudulent or bad debt activity.

      In our Caribbean service area, we completed the implementation of our broadband billing and customer service systems in February 2003. We are continuing to invest in operations support systems, further enhancing our provisioning and billing of broadband services. Our cable television systems in Puerto Rico use CSG Systems for billing and customer service needs. We are currently in the process of improving our cable television operational support systems to facilitate the rollout of new products and services.

Competition

      Wireless. In the United States and Puerto Rico, the FCC can grant commercial mobile radio service, or CMRS, licenses to up to eight companies to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which comprised 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband personal communication systems, or PCS, in each of 51 defined Major Trading Areas, or MTAs, and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas, or BTAs, which are component parts of MTAs. However, the FCC also allows CMRS carriers to subdivide and assign their spectrum allocations and/or their geographic market areas to other carriers. This creates the possibility of more than eight CMRS carriers having the ability to serve a single market.

      We currently control 25 MHz cellular licenses in 30 MSAs and RSAs in the United States, one 30 MHz broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin Islands) and a 30 MHz PCS license in the Dominican Republic, which is not subject to FCC regulation. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, network coverage, services offered and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

      In general, in each of our U.S. wireless markets we have between four and five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL, AT&T Wireless, U.S. Cellular, Cingular, Nextel, Sprint PCS (and Sprint affiliates), T-Mobile and Verizon Wireless. We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies for customers.

      The Puerto Rico wireless market is highly competitive. In Puerto Rico, we compete with five other wireless carriers: AT&T Wireless, Cingular, Movistar (partially owned by Telefónica de Espana), Sprint PCS and Verizon Wireless.

      The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Compania Dominicana de Telefonos C. por A., a subsidiary of Verizon Wireless that is doing business as “Codetel”; France Telecom, which does business under the name “Orange”; and Tricom, S.A. (controlled by GFN Corporation, Ltd., one of the Dominican Republic’s largest private holding companies, and Motorola).

      Most of our competitors have greater financial resources than we do. We expect competition for wireless subscribers in our markets to continue to remain intense.

      In the future, we may also compete against emerging wireless technologies, including satellite-based mobile voice and data services and 3G wireless technologies.

      Broadband. Our Caribbean operations hold an authorization to provide broadband services in Puerto Rico, a concession to provide a variety of telecommunications services in the Dominican Republic and authorization to provide facilities-based international long distance service in the United States. Our main competitor for our broadband services in Puerto Rico is the PRTC, the incumbent telephone company and a subsidiary of Verizon. There are no other facilities-based CLECs with significant operations at this time, but we cannot be sure that other CLECs will not emerge in Puerto Rico in the future.

      In the Dominican Republic, we compete primarily against the incumbent provider Codetel, which has a substantial market share, and Tricom, which provides both wireline and fixed-wireless service.

      Cable. We are the only cable television operator in our franchise areas. Liberty Media and Adelphia Communications also operate cable television companies in Puerto Rico, but not in our franchise areas. Our cable television company in Puerto Rico competes primarily against the direct broadcast satellite companies, namely DirecTV and EchoStar.

Regulation

     U.S. Federal Regulation

      Our operations in the United States, Puerto Rico, and the U.S. Virgin Islands are governed by, among other regulations, the Communications Act of 1934, or the Communications Act, which was substantially amended by the Telecommunications Act of 1996, or the 1996 Act. The Communications Act has provisions dealing specifically with our wireless services and our cable television services, as well as provisions applicable to both our wireless and landline services.

      Matters Specific to Wireless Carriers. The cellular and PCS systems we operate, known as CMRS systems, are licensed and regulated by the FCC under the Communications Act. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems.

      Prior FCC rules prohibited licensees from controlling more than 55 MHz of licensed CMRS spectrum in any CMRS market. Under these rules, acquisitions of spectrum below this limitation were essentially always permitted and acquisitions of spectrum above this limitation were essentially always prohibited. In early 2003, this “bright line” spectrum limitation was replaced with a rule under which CMRS spectrum acquisitions are assessed on a case-by-case basis, without regard to whether they would have been permissible or impermissible under the old limitation. This rule change potentially allows us to acquire additional spectrum in some areas, but also adds uncertainty to our ability to acquire spectrum in areas where, under the old rule, approval would have been essentially automatic. We do not currently expect to need additional spectrum in any of our service areas.

      The FCC generally issues CMRS licenses for a term of ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC’s rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, have built a network and have complied with FCC regulations and federal communication statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our cellular licenses have been renewed regularly by the FCC in the past, and we believe that we have used our spectrum for its intended purpose and completely within applicable legislation and have built an extensive network, there can be no assurance that all of our licenses will be renewed in the future.

      The FCC also regulates other aspects of the operation and ownership of CMRS systems. Operational regulations include the cellular rules requiring coordination of proposed frequency usage with adjacent cellular licensees to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. In November 2002, an FCC rule expired that had expressly prohibited CMRS carriers from placing restrictions on the resale of their services by parties who would buy blocks of numbers and services and resell them to end users. However, we remain subject to provisions of the Communications Act requiring us to apply only just, reasonable and nondiscriminatory terms to our services, so it is unclear what effect, if any, the expiration of the FCC’s rule will have on our operations. The FCC also imposes radio frequency radiation limitation requirements on CMRS licensees. There can be no assurance that any FCC requirements currently applicable to our CMRS system will not be changed in the future.

      Ownership regulations include the requirement to obtain prior FCC approval before completing most types of acquisitions and assignments of FCC licenses. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer or assignment.

      In addition to regulation by the FCC, wireless systems are also subject to Federal Aviation Administration, or FAA, regulations regarding the siting and construction of wireless transmitter towers and antennas, as well as local zoning requirements. The FCC also requires that all licensees register and obtain FCC registration numbers for all of their antennas and/or towers that require prior FAA clearance. All new towers must be registered at the time of construction. Failure to properly register a tower could lead to enforcement action, such as the imposition of a penalty. We believe that we are in compliance with the tower registration requirements.

      Matters Relevant to Both Wireless and Landline Telephone Operations. Amendments to the Communications Act made by the 1996 Act were aimed at opening local telecommunications markets to competition. The provisions of the Communications Act added by the 1996 Act govern, among other things, the removal of barriers to market entry and impose on incumbent local exchange carriers, or ILECs, duties to negotiate reasonable and nondiscriminatory interconnection agreements and access to unbundled elements of the ILEC’s network at any technically feasible point. The law encourages competition through these provisions and others governing resale, number portability, dialing parity, access to rights-of-way and numbering administration.

      The overall effect of the amendments made by the 1996 Act on our business continues to be unclear. The FCC has issued numerous rules and regulations to implement the 1996 Act and all significant FCC rulings have been appealed to the courts. Generally speaking, the FCC has prevailed in the courts, but in some cases it has not, and even when it eventually prevails, the ongoing litigation (which has reached the United States Supreme Court in two cases) creates uncertainty for companies such as us trying to comply with the legislation and associated FCC regulations. We have, however, benefited from reduced costs in acquiring required communication services, such as ILEC interconnection, and we have benefited from the right to receive compensation for the termination of traffic as discussed below. However, provisions relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens.

      Reciprocal compensation refers to payments that one carrier makes when it sends traffic to another carrier for completion. Reciprocal compensation applies to calls between landline networks and between a landline and a CMRS network. We both send and receive traffic to and from landline networks and so both pay and receive reciprocal compensation. The treatment of compensation for calls to internet service providers, or ISPs, which affects us in Puerto Rico, has been particularly controversial. The FCC has established rules generally intended to reduce and, possibly, eventually eliminate the compensation paid by one carrier to another for jointly handling ISP-bound calls. This lower compensation, however, only applies where the incumbent telephone company also agrees to receive lower compensation for calls it receives (whether bound for ISPs or not). The courts have confirmed that these rules may remain in effect while the FCC continues its legal and regulatory analysis of the issue, which remains ongoing.

      In July 2002, we concluded arbitration of a new interconnection agreement with the PRTC that generally reflects these new FCC rules. See “— Matters Specific to Our Puerto Rico Operations.” Centennial both sends traffic to, and receives traffic from, PRTC, so the FCC’s compensation rules apply to both Centennial and PRTC. We continue to disagree with PRTC about whether compensation is due under the FCC rules for certain types of ISP-bound calls and we expect this issue will remain in dispute for the foreseeable future. As a result, it is unclear how and to what extent the implementation of the FCC rules will affect us.

      State and Local Regulation. Under the Communications Act, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate other terms and conditions of service. The siting and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the rights-of-way and state governments (often public utility commissions) have the right to set rules relating to customer service. For example, some states and several local communities have enacted ordinances restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers.

      911 Service Requirements. The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911 services, or E911. E911 is being rolled out in phases. E911 capabilities will enable CMRS systems to determine the location of persons making emergency calls. The FCC’s rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the carrier’s cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number. The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a cell. FCC rules generally required that by October 1, 2001, nationwide CMRS carriers be able to provide location information with a greater degree of accuracy in accordance with standards set by the FCC. For regional CMRS providers such as ourselves, the FCC extended the compliance deadline to March 1, 2003, or to a mutually acceptable date agreed to by the wireless provider and local governmental authorities responsible for 911 services. In some cases the local governmental authorities in our service areas have not yet asked us to meet these requirements, in other cases, we have negotiated or are in the process of negotiating mutually acceptable compliance dates. We believe that we are materially in compliance with our E911 obligations. The FCC has ruled that the costs associated with the various phases of E911 compliance are not reimbursable. Thus, these E911 rules require us to spend additional capital to implement the E911 requirements.

      Electronic Surveillance Standards. The Communications Assistance for Law Enforcement Act requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. The FCC has established varying deadlines for different aspects of this legislation. In August 1999, the FCC added additional surveillance capability requirements, which carriers were required to meet by September 30, 2001. However, on August 15, 2000, a federal circuit court of appeals vacated and remanded some of these requirements. The FCC then reexamined and reissued these requirements, which are commonly referred to as the “punchlist” items, and extended the September 30, 2001 punchlist compliance deadline to June 30, 2002. Due to Centennial’s network upgrade schedule, Centennial did not meet some of the compliance deadlines. However, Centennial currently has waivers on file with the FCC requesting an extension of the applicable compliance deadlines. Issues relating to when and how carriers may obtain reimbursement from the federal government for equipment upgrades associated with such requirements are still unresolved.

      Universal Service. Our U.S. wireless and Puerto Rico wireless and wireline operations are required to contribute to the Federal Universal Service Fund and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high cost areas of the United States. Centennial is currently receiving Federal Universal Service non-rural high-cost support for its operations in Puerto Rico. In addition, we have recently filed applications in Louisiana, Mississippi, Indiana and Michigan to receive support in these states as well. Under the FCC’s current regulations and nationwide benchmark costing model, Puerto Rico was found to be below the national benchmark for receiving high cost support. As a consequence, the federal funds available to Puerto Rico will be reduced gradually over the next several years. Under the current scheme, support for Puerto Rico would be completely phased out by 2011. However, support is distributed by wire center and thus support for lower cost wire centers in Puerto Rico could be phased out prior to 2011. The FCC proceeding to review these issues is currently pending after remand from the courts. Thus, Centennial’s future ability to receive universal service support is unclear. In addition, the FCC is conducting a review of its rules applicable to the amount of funding available to competitive carriers providing services supported by the high-cost funding system. It is impossible to predict the outcome of this FCC review, which may result in Centennial receiving materially less universal service support than it does today.

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

      Number Pooling. The telecommunications industry has been faced with an apparent shortage of available telephone numbers, arising from many different factors within the industry. As a consequence, the FCC and state regulators have become concerned with promoting the efficient use of the available numbers. The FCC has imposed what is referred to as “thousand block pooling.” Beginning November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten-thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC. This more restrictive pooling requirement will force carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

      Number Portability. Number portability allows a CMRS carrier’s customer who moves to another carrier to take along, or “port,” his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. Until July 16, 2002, CMRS carriers were required to provide number portability by November 24, 2002. On July 16, 2002, the FCC voted to extend this deadline to November 24, 2003. A legal challenge seeking to extend that deadline further was rejected by the courts in June 2003. As a result, wireless carriers who provide services in any of 100 markets specifically designated by the FCC must provide for wireless number portability in these markets by November 24, 2003 and in all other markets by May 2004. Puerto Rico and Fort Wayne, Indiana are included in these designated markets and constitute 26% of our Net Pops. The implementation of number portability will increase competition and require equipment and network upgrades. These upgrades will require expenditures of additional capital with no immediate new sources of revenue. We cannot predict the impact of these anticipated capital expenditures on our operations.

      Hearing Aid Compatibility. In July 2003, the FCC modified its rules that exempt wireless phones from the requirements of the Hearing Aid Compatibility Act and created new rules that impose obligations on wireless carriers and handset manufacturers to make available handsets that meet certain requirements that allow hearing aid users to have access to digital wireless services. The new rules require that within two years handset manufacturers and wireless carriers make available two wireless phone models that have the required air interface standard for radio frequency interference. Within three years, two wireless phone models must be available that meet the T-Coil compatibility standard, and by 2008 all phones must meet the radio frequency interference standard. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers.

      Matters Specific to Our Puerto Rico Operations. Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996, or the Puerto Rico Act, is intended to open the Puerto Rico telecommunications market to competition. Among other things, it established the Telecommunications Regulatory Board of Puerto Rico, or TRB, which was given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers.

      Increased competition in Puerto Rico has put pressure on our operation to become more aggressive in pricing plans and product offerings, which in turn has added to our interconnection requirements. In July 2002, we concluded the arbitration of a new interconnection agreement with PRTC. The agreement was formally affirmed by the TRB, in December 2002. The new agreement reflects our view that our local calling areas should determine whether a landline call between us and PRTC is rated as local or toll for purposes of intercarrier compensation. As our local calling areas are larger, fewer calls will cross local calling area boundaries, thereby lowering our costs by reducing the amount of access charges we might owe to PRTC. In addition, the agreement affirms our right to use our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us. However, the agreement contains PRTC-proposed traffic classifications that PRTC will argue relieve it of its obligation to compensate us for some ISP-bound calls, and which may result in an obligation on our part to pay PRTC relatively high access charges on some calls on which we believe we should pay lower reciprocal compensation rates.

      In January 2003, PRTC filed an appeal of the TRB’s ruling in federal court in Puerto Rico, challenging the TRB’s decision to use our calling areas to classify traffic. In our response, we challenged the TRB’s decision to use PRTC’s traffic classifications in the way just noted above. The matter is now pending before the court. There can be no assurance that we will prevail on our challenge to the TRB’s decision, nor that PRTC’s challenge to the TRB’s decision to rely on our calling areas will be rejected.

      In addition, several long distance providers in Puerto Rico have requested that we provide equal access for our wireline customers. Equal access would allow customers to reach their long distance providers by dialing one plus the number. We implemented equal access in Puerto Rico during fiscal 2002. The implementation of equal access could have an impact on our long distance business by increasing competition.

Dominican Republic

      The telecommunications regulatory framework in the Dominican Republic consists of General Telecommunications Law No. 153-98, enacted on May 27, 1998, resolutions promulgated under that law, the Dominican Republic’s reference document filed with the World Trade Organization and concession agreements entered into by the Dominican government with individual service providers. None of the outstanding concession agreements contains an exclusive arrangement with any wireless carrier and the Dominican government has announced a policy of encouraging growth through competition in the telecommunications industry.

      In addition, the law created a governing body to regulate telecommunication activities. This body is referred to as the Dominican Institute of Telecommunications, or Indotel. Indotel is headed by a five-member council, which includes a representative from the telecommunications industry. Indotel has control over all frequency bands and channels of radio transmission and communications within the country and over its jurisdictional water. We believe that this modern legislation, combined with technological advances and the sustained growth of private investment, will significantly contribute to the development of the telecommunications sector in the Dominican Republic.

      To substantially broaden the number of its citizens with access to a telephone and to allow for the establishment and growth of other modern telecommunications services, the Dominican government adopted a policy of liberalization of the telecommunications sector beginning in the late 1980’s. In 1994, the Dominican government enacted a series of interconnection resolutions that required all service providers in the Dominican Republic to contractually interconnect with all other service providers, under guidelines articulated in the resolutions. This telecommunication law establishes a basic framework to regulate the installation, maintenance and operation of telecommunication networks and the provision of telecommunications services and equipment in the country. The law ratifies the Universal Service principle, by guaranteeing the access of telecommunications services at affordable prices in low-income rural and urban areas, to be achieved through market conditions and through the development of the telecommunications sector. It creates a fund for the development of the telecommunications sector that will be supported by a levy on industry participants of 2% of all telecommunication service billings.

      As a result of the new interconnection rate structure, the rate for the termination of international inbound calls to the Dominican Republic has increased. This increase required the renegotiation of termination agreements with several international exchange carriers. Centennial is currently in the process of negotiating these agreements. Centennial has renegotiated the majority of these interconnection agreements to reflect the new rate structure; however, certain agreements are still under negotiation because some companies are refusing to accept the new interconnection rates. It is difficult to assess at this time the ultimate impact of the increase in these rates; however, the increased rates for the termination of international traffic in the Dominican Republic could have an adverse effect on the volume of traffic terminated by Centennial which may or may not be offset by the increased revenue.

      On April 11, 2003, we negotiated new interconnection agreements with all Dominican carriers, in compliance with the interconnection regulation enacted by Indotel in June 2002. These agreements were approved and ratified by Indotel’s Executive Council. We believe the new interconnection agreements establish a fair and non-discriminatory set of terms and will lower the average cost of terminating a domestic call within the Dominican Republic.

      The Dominican government made changes to the tax regime governing telecommunications carriers. Effective on January 1, 2003, telecommunication providers adopted the system established by the Dominican Republic’s Tax Code. Since 1995, all telecommunications companies have been operating under the Canon Tax, which imposes a 10% tax on the difference between our revenue and our interconnection costs. Now telecommunications providers will be relieved of the obligation to pay this tax and pay 25% on taxable profits with a minimum tax of 1.5% on gross revenue to expire on December 31, 2003.

      Notwithstanding the above, a new fiscal package was introduced in late 2002 to the National Congress that calls for an extension in the application of the minimum tax of 1.5% until December 31, 2005. In exchange, the minimum percentage will be lowered from 1.5% to 0.5%. The Senate preliminarily approved the bill on May 2003, pending a second vote. Later on, the bill is to be discussed and voted by the Chamber of Deputies.

      We operate in the Dominican Republic under a concession that previously belonged to International Telephone & Telegraph, or ITT, and dating back over 100 years. After several modifications, the Concession’s latest version dates to 1996, when a new twenty-year term was awarded to our subsidiary, Centennial Dominicana. The concession contract also provides that Centennial Dominicana may construct, operate and exploit all types of telecommunications services in the Dominican Republic.

      In August 2003, the Dominican government, by presidential decree, introduced a 5% tax on all exports of goods and services, which includes the services that we provide to international telecommunications providers. The constitutionality of the tax is currently being challenged in the Dominican Supreme Court, in part, on the basis that the tax was enacted solely by presidential declaration, rather than by the legislature. In addition, we believe that the services that we provide to international telecommunications providers should not be considered taxable as an export under this new law.

U.S. Virgin Islands

      Our FCC license for Puerto Rico covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act, and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state.

Cable Television Regulation

      Our cable television operation in Puerto Rico is subject to both federal and local regulation. We are subject to federal statutory provisions governing cable television contained in the Communications Act of 1934, as amended, and associated FCC regulations. Those regulations cover our obligations with regard to signal carriage requirements, leased access to channels, political advertising, signal leakage and a number of other matters that affect our operations including access to poles, conduits and rights of way controlled by municipalities and utilities. Locally, we are regulated by the TRB.

      In order to provide cable services, an operator must obtain a franchise that gives the operator access to the rights-of-way. A franchise is an agreement whereby the franchising authority (the TRB) allows the cable provider (Centennial) access to the right of ways for the installation of its cable network. In exchange, we agree to conditions that vary from franchise to franchise given that franchise agreements are subject to negotiation. In Puerto Rico, the TRB is responsible for franchising cable television operators. We hold six franchises in Puerto Rico covering the southern and western parts of the island.

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

      The local franchising authority in Puerto Rico, the TRB, may also have the right to regulate rates when a provider is not subject to effective competition. A provider is assumed not to be subject to effective competition unless there has been a finding by the FCC to the contrary. Our markets have been found by the FCC to be subject to effective competition. As such, our rates are not subject to rate regulation.

Employees

      We had approximately 3,000 employees as of May 31, 2003. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

Risk Factors

      Investors in our securities should carefully consider the risks described below and other information included in this report. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks, and the trading price of our securities could decline due to any of these risks. Investors in our securities could lose all or part of their investment as a result of any such decline. This report also contains forward-looking statements that involve risks and uncertainties; please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

Risks Relating to Our Business

We operate in a very competitive business environment, which may result in the loss of existing customers and our inability to attract new customers.

      Our principal business, wireless telephone service, is highly competitive. In the United States, we compete against an average of four or five other wireless carriers in the markets we serve. In Puerto Rico, we compete against five other wireless carriers and in the Dominican Republic we compete against three other wireless carriers. Many of our existing competitors are larger than we are, have greater financial resources than we do and are less leveraged than we are. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services we do not offer, which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenue.

Market prices for wireless services may continue to decline in the future.

      Market prices for wireless voice and data services have declined over the last several years and may continue to decline in the future due to increased competition. We cannot make assurances that we will be able to maintain or improve ARPU. We expect significant competition among wireless providers to continue to drive service and equipment prices lower. This may lead to increasing movement of customers between competitors and consequently to churn. Additionally, over the last several years, rates for terminating traffic to the Dominican Republic have decreased. If market prices continue to decline it could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and results of operations and our ability to service our indebtedness.

Roaming revenue represented 22% of our U.S. wireless revenue for fiscal 2003, and roaming revenue is likely to decline in the future.

      We earn a portion of our revenue from customers of other wireless communications providers who enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2003, we recorded $77.6 million of roaming revenue. For fiscal 2002, we recorded $92.6 million of roaming revenue, which represented 26% of U.S. wireless revenue. We expect roaming revenue in fiscal 2004 to be significantly less than in fiscal 2003 due to fewer minutes from roaming partners with CDMA networks and reduced rates for partners with TDMA/ GSM networks. We expect roaming revenue to continue to decline in the future.

Our failure to complete the build-out of our GSM/ GPRS network, or a delay in the build-out and launch, could have a material adverse effect on our U.S. wireless operations and roaming revenue, in particular.

      Two of our major roaming partners are performing a GSM overlay of their existing TDMA networks and, in connection with roaming arrangements we have entered into with them, have required that we overlay our existing network in our Midwest cluster with GSM technology. We are contractually obligated to complete a portion of the overlay in our Midwest cluster by the end of 2003. We intend to begin the overlay in our Southeast cluster as soon as we complete the overlay in our Midwest cluster, and we expect to launch GSM service in the Southeast cluster during 2004. If we fail to complete the build-out in a manner and timeframe consistent with our contractual arrangements with our roaming partners, we may experience a significant loss of roaming revenue from those partners. In addition, if we fail to meet certain contractual build-out requirements, the options from AT&T Wireless to purchase additional spectrum in our Midwest cluster could terminate.

      In addition, we believe that customers are increasingly demanding the most technologically advanced wireless devices. The TDMA supported phones that we currently offer lack many of the innovative features currently offered by our CDMA and GSM/ GPRS competitors, such as color screens and cameras. Therefore, if we fail to launch GSM service in our U.S. wireless operations in the near future, we believe we may lose subscribers and our retail business may be adversely affected.

If we are unable to effectively manage subscriber cancellations, our revenue and net growth in subscribers may be adversely affected.

      The wireless industry is extremely competitive. Among other things, the wireless industry is characterized by a high rate of churn. Churn can be the result of several competitive factors, including price, service offerings, network coverage, reliability issues and customer care concerns. Efforts to reduce churn increase costs as we offer incentives to customers to remain users of our wireless services, and efforts to replace lost subscribers increases our customer acquisition costs. As a result, churn may reduce our revenue and increase our costs.

Wireless number portability may increase churn and increase our marketing costs.

      The FCC has mandated that wireless carriers provide for wireless number portability in 100 designated markets by November 24, 2003 and in all other markets by May 2004. Our Puerto Rico and Fort Wayne, Indiana, markets, which encompass 26% of our Net Pops, are included in the FCC’s 100 designated markets. Wireless number portability will allow customers to keep their wireless phone number when switching between service providers. Number portability will make it more convenient for customers to change wireless service providers and therefore could cause churn to increase significantly. We anticipate wireless number portability will increase price competition. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives in an effort to retain customers, which could adversely affect our operating results. In addition, the implementation of number portability will require equipment and network upgrades which may cause service disruptions. These upgrades will require expenditures of additional capital. We cannot predict the effect of these anticipated capital expenditures on our operations.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

      The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. In addition, the telecommunications industry in the Dominican Republic is similarly subject to change. As new telecommunication laws and regulations are issued, we may be required to modify our business plans or operations. We cannot make assurances that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on the results of our operations. For a more detailed description of the regulatory framework we operate in, see “Regulation” in this Item 1.

      The FCC, which has jurisdiction over our operations in the United States, Puerto Rico and the U.S. Virgin Islands, and state regulatory agencies continue to issue rules implementing the requirements of the Telecommunications Act of 1996, or the 1996 Act. These rules include the obligation of incumbent telephone companies to allow other carriers to connect to their network by reasonable means at rates based on cost. The interpretation and implementation of these and other provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business.

      Centennial Puerto Rico is also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are unreasonably high or otherwise not in the public interest. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business. See “Regulation — U.S. Federal Regulation — Matters Specific to Our Puerto Rico Operations” in this Item 1.

      We are subject to siting and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. All telecommunication providers are obligated to contribute to the federal universal service fund in accordance with a formula presently based upon a percentage of interstate and intrastate revenue. The contribution formula may change in ways that would materially adversely affect us. Universal service funds are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

      Further, federal or state governments, the government of the Commonwealth of Puerto Rico or the government of the Dominican Republic could adopt regulations or take other actions that might have a material adverse effect on our business. These changes could materially and adversely affect our business prospects, operating results and ability to service our debt.

The loss of our licenses or cable franchises would adversely affect our ability to provide wireless and broadband services.

      In the United States, cellular, personal communications services and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Our cable franchises in Puerto Rico are subject to similar restrictions. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless local number portability may depend on the availability of necessary equipment and/or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses and/or operations and could result in sanctions, fines or other penalties.

Our wireless licenses may decrease in value, reducing the asset base that supports our debt.

      A substantial portion of our assets consists of intangible assets, principally our interests in wireless licenses held by our subsidiaries. If the market value of our wireless licenses decreases significantly, we may realize a material loss upon the sale of any of our licenses and our ability to sell assets to repay debt would be significantly affected. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. The future value of our interests in our wireless licenses will depend significantly upon the success of our business. Moreover, the transfer of interests in these licenses is prohibited without FCC approval. We cannot make assurances that we would be able to obtain FCC approval to transfer interests in our licenses if such a transfer became necessary.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

      We face rapid and significant changes in technology. In particular, the wireless telecommunications industry is experiencing significant technological change, including:

•	evolving industry standards,

•	the allocation of new radio frequency spectrum in which to license and operate advanced wireless services,

•	ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements,

•	changes in end-user requirements and preferences,

•	development of data and broadband capabilities, and

•	migration to next-generation services.

      In order for us to keep up with these technological changes to remain competitive, we will be required to continue to make significant capital expenditures to build our integrated communication system. In addition, the plans of our CLEC business to extend our fiber-optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures.

      Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, two-way radio dispatch, or “push-to-talk” technology, which allows subscribers to talk to each other instantly with a single push of a button, is becoming increasingly popular as it allows subscribers to save time on dialing or making a connection to a network. The most popular push-to-talk feature is offered by Nextel, which competes with us in many of our U.S. wireless markets. Other wireless providers are testing systems that would allow them to offer a form of push-to-talk technology to their subscribers. We do not currently offer a push-to-talk product. Calls using this technology tend to be shorter and less expensive than traditional wireless telephone service. As demand for this service continues to grow and if other wireless providers in our service areas succeed in implementing forms of push-to-talk technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

      We cannot predict the effect of technological changes on our business, as technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. It is possible that technological developments will have a material adverse effect on us. Like others in the industry, we are uncertain about the extent of customer demand despite improvements in technology as well as the extent to which airtime and monthly access rates may continue to decline. Also, alternative technologies may be developed that provide wireless communications service or alternative service superior to that available from us. Rapid changes in technology in our market may adversely affect our business.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

      We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks Corporation, Lucent Technologies, Inc. and Ericsson, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis, or at all.

If we lose our senior management, our business may be adversely affected.

      The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the wireless services industry, and we cannot make assurances that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

Business, political, regulatory and economic factors and severe weather may significantly affect our operations and hurt our overall performance.

      Our business is dependent on the business and economic conditions as well as consumer spending in the areas in which we operate, particularly in the Caribbean. If existing economic conditions in the Caribbean were to deteriorate, the market for wireless or other communications services in the Caribbean may be disproportionately and adversely affected due to the generally lower per capita income in the Caribbean as compared to the United States. This deterioration would also have an adverse effect on our business in the Caribbean and, because our Puerto Rico operations contribute significantly to our financial performance, on our overall financial condition and results of operations.

      Our business may be materially adversely affected by events such as hurricanes, labor strikes, terrorism and other factors that may generally affect the regions in which we operate. For instance, hurricanes and labor strikes significantly slow down the provisioning of services by third parties and needed repair of our network, which could adversely affect our ability to deliver telecommunications and cable services.

      Any change in Puerto Rico’s political status with the United States, or the ongoing debate about such status, could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot make assurances that such changes will not materially adversely affect our business and results of operations. In addition, the economy of the Caribbean area is highly dependant on tourism. If the tourism industry continues to decline, in particular as a result of the threat of terrorism, it could have a material adverse effect on our business.

      The Dominican Republic’s currency is the DR peso. The DR peso has experienced approximately 47% devaluation against the U.S. dollar during fiscal 2003. We transact the majority of our business in the Dominican Republic in DR pesos; however, we purchase wireless phones and network infrastructure in U.S. dollars, thereby exposing us to foreign currency exchange risk. Further devaluation of the DR peso could have a material adverse effect on our Dominican Republic operations’ profitability.

Our operations in Puerto Rico may be adversely affected if changes in tax benefits available to businesses in Puerto Rico cause companies to reduce their business activities there.

      The demand for our services in Puerto Rico is significantly affected by the level of business activity on the island. Puerto Rico provides tax incentives for U.S. companies to operate in Puerto Rico and to reinvest the earnings from their Puerto Rico operations in Puerto Rico. As a result of a 1996 amendment to the U.S. Internal Revenue Code, the tax benefits available to corporations doing business in Puerto Rico phase out in annual increments through 2005. Consequently, these corporations may reduce or close their Puerto Rico operations and may reduce or eliminate their re-investments in Puerto Rico. The changes may also reduce the incentives for new investments in Puerto Rico. As a result, such changes in the tax law could reduce demand for our services.

Our Universal Service Funding may be reduced or eliminated.

      We currently receive approximately $12 million per year in payments from the federal Universal Service Fund in connection with our Puerto Rico operations, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, Universal Service Fund support for our Puerto Rico operations is scheduled to be eliminated by 2011 or sooner. We have applied to receive additional funding pursuant to these rules in four states. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding, including the amounts we currently receive in Puerto Rico.

Wireless devices may pose health and safety risks, and driving while using a wireless phone may be prohibited; as a result, we may be subject to new regulations, and demand for our services may decrease.

      Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage.

      If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to litigation, which, even if not successful, can be costly to defend.

      Government authorities might increase regulation of wireless handsets and cell sites as a result of these health concerns and wireless companies might be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in our subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.

      In addition, the perceived safety risk associated with the use of a wireless device while driving may also adversely affect our results of operations. Studies have indicated that using wireless devices while driving may impair a driver’s attention. The U.S. Congress has proposed legislation that would seek to withhold a portion of federal funds from any state that does not enact legislation prohibiting an individual from using a wireless telephone while driving motor vehicles. In addition, many state and local legislative bodies have passed and proposed legislation to restrict the use of wireless telephones while driving motor vehicles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, these concerns and this legislation may discourage use of our wireless devices and decrease our revenue from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our anticipated customer growth.

      Our financial and operational success depends on assuring that we have adequate capacity and a sufficient customer support system to accommodate anticipated new customers and the related increase in usage of our network. The network capacity plan relies on:

•	the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment; and

•	the ability to obtain additional spectrum if required;

In addition, we must develop effective procedures for customer activation, customer service, billing and other support services.

      Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand quickly enough to keep up with our anticipated customer growth, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

Risks Related to Our Capital Structure

We will require a significant amount of capital in the future to meet our substantial debt obligations and to maintain and develop our business and operations. Our ability to generate this capital depends on many factors beyond our control.

      We are a highly leveraged company. At May 31, 2003, on a pro forma basis after giving effect to our offering of Senior Notes in June 2003, we would have had approximately $1.8 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our fiscal 2004, 2005 and 2006 scheduled amortization payments on all our debt will be approximately $13.5 million, $92.5 million and $105.7 million, respectively. Our capital expenditures were approximately $133.1 million for fiscal 2003. Net cash provided by operations for fiscal 2003 was $205.1 million.

      Our substantial debt service obligation could have important consequences to investors in our securities, including the following:

•	limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, debt service requirements or other purposes;

•	increase our vulnerability to compete effectively or operate successfully under adverse economic and industry conditions;

•	limit our ability to obtain additional financing and our flexibility in planning for, or reacting to, changes in our business or the industry;

•	the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our debt and would not be available for other purposes;

•	increase our vulnerability to interest rate increases as the borrowings under our senior credit facility are at variable interest rates;

•	place us at a competitive disadvantage to many of our competitors who are less leveraged than we are; and

•	suffer a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

      While all term loan tranches under the senior credit facility require quarterly amortization payments, the B and C tranches of the senior credit facility require substantial payments upon final maturity in May and November 2007, respectively, and all amounts outstanding under the revolver of the senior credit facility will become due in November 2006. Additionally, the $15.0 million credit facility which Banco Popular de Puerto Rico provides to our subsidiary, Centennial Puerto Rico Cable TV Corp., pursuant to which $11.7 million is outstanding as of May 31, 2003, matures in installments through fiscal 2005. That credit facility is guaranteed by Centennial Puerto Rico. We expect, based on our indebtedness as of May 31, 2003, after giving effect to our Senior Notes offering and the application of the proceeds received, that we will have long-term indebtedness of $105.7 million and $269.8 million that will become due in 2006 and 2007, respectively. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our indebtedness prior to May 2006. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The Senior Notes mature in June 2013, the 10 3/4% senior subordinated notes due 2008, or Senior Subordinated Notes, mature in December 2008, and the unsecured subordinated notes due 2009, or Mezzanine Debt, matures in July 2009. We cannot make assurances that we will be able to refinance any of our debt on commercially reasonable terms or at all.

      Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations or to service our debt obligations. The terms of the indentures governing our Senior Notes and Senior Subordinated Notes, as well as the credit agreement governing the senior credit facility and the agreements governing our other indebtedness, limit, but do not prohibit, the incurrence of significant additional indebtedness by us and our subsidiaries in the future. As of May 31, 2003, on a pro forma basis after giving effect to our offering of the Senior Notes in June 2003, we would have had approximately $220 million available for additional borrowings, as permitted, under the senior credit facility. The more we become leveraged, the more we, and in turn the holders of our common stock and our indebtedness, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility; a significant portion of our indebtedness may have to be refinanced on or prior to May 2006.

      Our senior credit facility and the indentures governing our Senior Notes and our Senior Subordinated Notes contain covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:

•	incur additional debt;

•	incur additional debt that ranks senior to or equally with the Senior Notes;

•	create liens or negative pledges with respect to our assets;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments, loans or advances or other forms of payments;

•	make capital expenditures;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	prepay or defease specified indebtedness;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.

These restrictions are subject to important qualifications.

      As of May 31, 2003, on a pro forma basis after giving effect to the offering of the Senior Notes, we had approximately $676.9 million outstanding under the senior credit facility. We currently anticipate that we will not be able to satisfy one of our financial covenants in the senior credit facility, beginning in May 2006. As a result, management currently expects that the senior credit facility will have to be refinanced at or before that time. We might not be able to successfully access the capital markets to refinance this debt, in which case this debt and our other debt could be accelerated.

If we fail to meet our payment or other obligations under the senior credit facility, the lenders could foreclose on and acquire control of substantially all of our assets.

      In connection with the incurrence of the indebtedness under the senior credit facility, the lenders have received a pledge of all of the capital stock of Centennial Cellular, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, and that of its existing and future direct and indirect subsidiaries (but not to exceed 65% of the voting stock of the foreign subsidiaries). Additionally, our lenders generally have a lien on all of the personal property assets (tangible and intangible) and certain of the real property assets of Centennial Cellular and these subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the senior credit facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay obligations under the senior credit facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness. As a result, the holders of our securities may lose a portion of or the entire value of their investment in our securities.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

      We have not paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our senior credit facility and our indentures governing our Senior Notes and our Senior Subordinated Notes restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, debt service requirements and other corporate needs. No dividends can be paid on our common stock without the approval of our controlling stockholders. Accordingly, investors in our common stock will not receive a return on their investment in our common stock through the payment of dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value, and investors in our common stock may not realize a return on their investment even if they sell their shares of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Future sales of our common stock may depress the market price of our common stock.

      If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

      We have entered into a registration rights agreement with the Welsh Carson investors, The Blackstone Group investors and certain other stockholders. The registration rights agreement provides, among other things, that holders of a majority of the outstanding shares of common stock held by either of the Welsh Carson investors or The Blackstone Group investors may request that we register all or any portion of the shares they then hold. If the Welsh Carson investors or The Blackstone Group investors exercise their registration rights under this agreement to sell substantial amounts of our common stock in the public market, or if it is perceived that such exercise and sale could occur, the market price of our common stock could fall.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2003, the market price of our common stock ranged from $1.50 to $3.95 per share. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the price which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the price at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

A group of affiliated stockholders controls the voting power of Centennial and may have interests adverse to the interests of other common stockholders.

      Welsh Carson, certain of its affiliates and certain other equity investors, including affiliates of The Blackstone Group and some of our executive officers and directors, collectively hold approximately 88% of Centennial’s outstanding shares of common stock. Accordingly, these equity investors, directly or indirectly, control our company and have the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of all or substantially all of our assets. These equity investors may make decisions that are adverse to the interests of other stockholders. In addition, as of May 31, 2003, affiliates of Welsh Carson currently hold approximately $189 million principal amount of our existing Senior Subordinated Notes and all of the Mezzanine Debt. The existence of a controlling stockholder group may have the effect of making it difficult for a third party to acquire, or of discouraging or delaying a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely affect the market price of the stock.

Provisions of our amended and restated certificate of incorporation and Delaware law may make it more difficult for investors in our common stock to receive a change in control premium on our common stock.

      Our board of directors’ ability to designate and issue up to 10,000,000 shares of preferred stock and issue up to approximately 144,000,000 additional shares of common stock, giving effect to the increase in authorized shares pursuant to the amendment to our certificate of incorporation which will take effect on September 11, 2003, could materially and adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of our company. If this occurred, investors in our common stock could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

      In addition, the Delaware General Corporation Law contains provisions that would have the effect of restricting, delaying and/or preventing altogether certain business combinations with an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, becomes the owner, or within three years became the owner, of 15% or more of a corporation’s voting stock. These provisions could also limit an investor’s ability to receive a premium in a change of control transaction.

Item 2.	Properties

      Our corporate headquarters is located at 3349 Route 138, Wall Township, New Jersey 07719, where we lease approximately 31,000 square feet of office space. In addition, our U.S. wireless headquarters is based in Ft. Wayne, Indiana where we lease approximately 15,000 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease an office building with approximately 95,000 square feet of office space. In the Dominican Republic we lease approximately 11,000 square feet of office space. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings

      We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases is to be held on September 2, 2003 in state court in Louisiana. Damages payable by us could be significant, although we do not believe any damage payments would have a material adverse effect on our results of operations.

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

      The ultimate outcome of these matters cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of Centennial, if any, with respect to these matters is not determinable at this time.

      To our knowledge, there are no other material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is subject that is likely to have a material adverse effect on our business or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during fiscal 2003.

Directors and Executive Officers of Centennial

      Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has nine directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.

      There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of Centennial. The names, ages and positions of the executive officers and directors of Centennial are listed below along with their business experience during at least the past five years.

Name	Age	Position

Michael J. Small	45	Chief Executive Officer and Director
Thomas J. Fitzpatrick	45	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	50	President, U.S. Wireless Operations
John A. de Armas	46	President, Caribbean Operations
Thomas R. Cogar, Jr.	46	Executive Vice President, Chief Technology Officer — Caribbean Operations
Thomas E. Bucks	47	Senior Vice President, Controller
Tony L. Wolk	36	Senior Vice President, General Counsel
Nassry G. Zamora	53	Senior Vice President, Human Resources
Thomas E. McInerney	61	Chairman, Board of Directors
Anthony J. de Nicola	39	Director
James R. Matthews	36	Director
Lawrence H. Guffey	35	Director
David M. Tolley	36	Director
J. Stephen Vanderwoude	59	Director
Carmen Ana Culpeper	58	Director
Ellen C. Wolf	49	Director

      Michael J. Small has served as Chief Executive Officer and a director of Centennial since January 1999. He joined Centennial upon the consummation of the merger in January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360° Communications Co. (now a subsidiary of ALLTEL Corporation) from 1995 to 1998. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

      Thomas J. Fitzpatrick has served as Executive Vice President, Chief Financial Officer since August 2002. Prior to joining Centennial, from October 2001 to August 2002, Mr. Fitzpatrick was Senior Vice President and Chief Financial Officer of ICG Commerce, a privately held Internet procurement services provider. From September 2000 until May 2001, he was Chief Financial Officer of Digital Access Inc., a broadband services provider. From November 1999 to September 2000, Mr. Fitzpatrick was Chief Financial Officer of Inacom Corporation, a publicly-traded computer hardware distributor and information technology service provider. From August 1996 to September 1999, Mr. Fitzpatrick was Chief Operating Officer and Chief Financial Officer at DecisionOne Corporation, a large computer services firm. Prior to August 1996, Mr. Fitzpatrick worked for Bell Atlantic Corporation (now part of Verizon).

      Phillip H. Mayberry has served as President, U.S. Wireless Operations of Centennial since January 1999 and was Senior Vice President — Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

      John A. de Armas has served as President, Caribbean Operations of Centennial since June 2003 and served as Executive Vice President, Caribbean Operations and President, Centennial Dominicana since February 2002. From 2000 to 2002, Mr. de Armas was President of Home Shopping Espanol, a division of Home Shopping Network. From 1998 to 2000, Mr. de Armas was Senior Vice President of System One Technologies, Inc. and from 1994 to 1998 he was Vice President of International Strategy/ Marketing of Phelps Dodge International Corporation.

      Thomas R. Cogar, Jr. has been Executive Vice President, Chief Technology Officer — Caribbean Operations since April 2002. Prior to that, he served as Senior Vice President, Chief Technology Officer — U.S. Wireless Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc., a cellular telephone company, in various technical capacities.

      Thomas E. Bucks has served as Senior Vice President, Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager — Financial Analysis and Planning.

      Tony L. Wolk has served as Senior Vice President, General Counsel of Centennial since September 1999. Prior to joining Centennial, Mr. Wolk was an attorney in private practice with the law firms of Gibson, Dunn & Crutcher LLP and Weil, Gotshal & Manges.

      Nassry G. Zamora has served as Senior Vice President, Human Resources for Centennial since May 2000. Prior to joining Centennial, Mr. Zamora served as Vice President, Human Resources of Phelps Dodge International Corporation from 1994 to 2000. From 1991 to 1994, Mr. Zamora was Manager, Diversity at Exxon Research & Engineering Company.

      Thomas E. McInerney has served as a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of The BISYS Group, Inc., Savvis Communications Corporation and several private companies.

      Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of Valor Telecommunications, LLC, Alliance Data Systems Corporation and several private companies.

      James R. Matthews has served as a director of Centennial since July 2001. He joined Welsh Carson in 2000 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he was a General Partner at J. H. Whitney & Co., a private equity firm where he worked for six years. He is a director of several private companies.

      Lawrence H. Guffey has served as a director of Centennial since October 2002. He also served as a director of Centennial from January 1999 to March 2001. He is a senior managing director of The Blackstone Group, L.P. and has been with The Blackstone Group since 1991. Mr. Guffey is a director of several private companies.

      David M. Tolley has been a director of Centennial since July 2001. He is a principal of The Blackstone Group L.P. and has been with The Blackstone Group since May 2000. From 1995 to 2000, he was with Morgan Stanley, most recently as Vice President, where he worked with a variety of clients in the telecommunications industry.

      J.     Stephen Vanderwoude is a director of Centennial. Since 1996 he has been Chairman and Chief Executive Officer of Madison River Telephone Company LLC, a company that acquires and operates rural communications networks. Previously he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He formerly was President and Chief Operating Officer and a director of Centel Corporation, and president of the local telecommunications division of Sprint Corporation.

      Carmen Ana Culpeper has been a director of Centennial since July 2000. Since 1999, Ms. Culpeper has served as President of C. Culpeper & Associates, a financial advisory and management consulting firm. She was President of the Puerto Rico Chamber of Commerce from June 1999 to June 2000 and continues to serve on its Council of Past Presidents. She was President of the Puerto Rico Telephone Company from April 1997 to March 1999, and from October 1995 to March 1997 she was President of Finapri, Inc., an insurance finance company. From October 1995 to March 1997, Ms. Culpeper was an independent broker at Clark Melvin Securities and prior to that held various positions in corporate finance at, among others, Donaldson, Lufkin & Jenrette and Citibank. Ms. Culpeper is a director of Levitt Homes of Puerto Rico Corporation.

      Ellen C. Wolf has been a director of Centennial since January 2003. Ms. Wolf has been chief financial officer of American Water, Inc. since 1999. Prior to joining American Water, Ms. Wolf spent twelve years with Bell Atlantic, most recently as the vice president-treasurer of Bell Atlantic Corporation. Prior to joining Bell Atlantic, Ms. Wolf spent eight years with the accounting firm of Deloitte Haskins & Sells.

Audit Committee

      The current members of our Audit Committee are J. Stephen Vanderwoude (chairman), Carmen Ana Culpeper and Ellen C. Wolf.

Compensation Committee

      The current members of the compensation committee are Thomas E. McInerney, Anthony J. de Nicola and Lawrence H. Guffey.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

      Our common stock has been traded on the Nasdaq National Market under the symbol “CYCL” since December 3, 1991. The following table sets forth the daily high and low sales prices for our common stock as reported by the Nasdaq National Market during each quarter for the periods indicated.

Year Ended May 31, 2002	High	Low

First Quarter	$16.90	$11.01
Second Quarter	12.28	7.08
Third Quarter	11.02	3.92
Fourth Quarter	6.27	2.02

Year Ended May 31, 2003	High	Low

First Quarter	$3.95	$1.65
Second Quarter	3.60	2.10
Third Quarter	3.42	1.72
Fourth Quarter	2.33	1.50

Year Ended May 31, 2004	High	Low

First Quarter (through August 28, 2003)	$6.85	$2.15

      As of August 4, 2003, there were 95,857,352 shares issued and outstanding and 117 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

      On August 21, 2003, we filed an amended and restated certificate of incorporation which, among other things, increased the number of authorized shares of our common stock from 140,000,000 to 240,000,000. The increase in the authorized number of shares will become effective on September 11, 2003, by the terms of the amended and restated certificate of incorporation.

Dividend Policy

      We have not paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our senior credit facility and the indentures governing our Senior Notes and our Senior Subordinated Notes restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, debt service requirements and other corporate needs. No dividends can be paid on our common stock without the approval of our controlling stockholders. Because Centennial Communications Corp. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Item 6.  Selected Consolidated Financial Data

      The selected consolidated financial data set forth below for each of the five years in the period ended May 31, 2003 was derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Non-GAAP Financial Measures” for a description of “adjusted operating income” and “adjusted operating income margin,” the non-GAAP financial measures we use below, a discussion of the reasons why management believes these non-GAAP financial measures provide meaningful information to investors, the limitations of the use of these non-GAAP financial measures and a reconciliation of each of these measures to the most comparable GAAP measure. See Note 1 of the consolidated financial statements contained in this report regarding a change in accounting principle for the adoption of SAB No. 101 during the year ended May 31, 2001. See Note 4 of the consolidated financial statements contained in this report regarding acquisitions and dispositions and the effect of such acquisitions and dispositions on the comparability of our historical financial statements.

Year Ended May 31,

2003	2002	2001	2000	1999

(dollar amounts in thousands
except per share and per customer data)
Consolidated Statement of Operations Data(1)
Revenue:
Service revenue	$718,273	$692,444	$616,614	$522,275	$404,589
Equipment sales	27,462	23,409	27,278	21,450	8,250

Total revenue	745,735	715,853	643,892	543,725	412,839

Costs and Expenses:
Cost of services	155,509	163,462	131,058	104,438	93,520
Cost of equipment sold	71,676	57,696	48,913	33,538	23,065
Sales and marketing	92,942	104,381	94,364	76,800	51,538
General and administrative	134,918	137,718	114,449	91,090	61,218
Recapitalization costs	—	—	—	—	52,831
Depreciation and amortization	139,303	158,947	114,644	82,624	114,696
Loss on impairment of assets	189,492	(12)	33,985	(11)	—	—	—
(Gain) loss on disposition of assets	(1,829)	525	(369,181	)(10)	72	(8,031)

Total costs and expenses	782,011	656,714	134,247	388,562	388,837

Operating (loss) income	(36,276)	59,139	509,645	155,163	24,002

Income from equity investments(2)	192	564	8,033	16,500	11,502
Interest expense — net	(144,272)	(150,338)	(156,579)	(149,494)	(122,772)
Other non-operating (loss) income	(1,045)	96	68	—	—

(Loss) income before income tax benefit (expense), minority interest and cumulative effect of change in accounting principle	(181,401)	(90,539)	361,167	22,169	(87,268)
Income tax benefit (expense)	70,020	11,476	(185,692)	(5,568)	6,820

(Loss) income before minority interest and cumulative effect of change in accounting principle	(111,381)	(79,063)	175,475	16,601	(80,448)
Minority interest in (loss) income of subsidiaries(3)	(493)	1,542	11,161	76	281

(Loss) income before cumulative effect of change in accounting principle	(111,874)	(77,521)	186,636	16,677	(80,167)

Year Ended May 31,

2003	2002	2001	2000	1999

(dollar amounts in thousands
except per share and per customer data)
Cumulative effect of change in accounting principle, net of income taxes of ($2,271)	—	—	(3,719)	—	—

Net (loss) income	(111,874)	(77,521)	182,917	16,677	(80,167)
Dividend on preferred stock(4)	—	—	—	—	9,906

(Loss) income applicable to common shares	$(111,874)	$(77,521)	$182,917	$16,677	$(90,073)

Other Consolidated Data(1):
Adjusted operating income(5)	$295,690	$252,596	$255,108	$237,859	$183,498
Net cash provided by (used in) operating activities	196,003	115,220	(22,844)	59,079	144,178
Net cash (used in) investing activities	(107,948)	(224,842)	(71,823)	(192,358)	(136,945)
Net cash (used in) provided by financing activities	(52,234)	120,148	105,133	95,017	29,288
Capital expenditures	133,109	214,679	224,978	149,112	103,404
Total debt less cash and cash equivalents(6)	1,680,200	1,774,646	1,668,891	1,551,694	1,354,136
Earnings (Loss) Per Share Data(1):
Basic (loss) income per share	$(1.17)	$(0.81)	$1.93	$0.18	$(0.72)
Basic weighted average shares outstanding	95,577	95,221	94,639	93,994	125,384
Diluted (loss) income per share	$(1.17)	$(0.81)	$1.89	$0.17	$(0.72)
Diluted weighted average shares outstanding	95,577	95,221	96,795	97,353	125,384
U.S. Wireless(1)
Revenue	$353,232	$351,051	$364,894	$344,946	$285,347
Adjusted operating income(5)	$160,435	$148,905	$152,307	$151,664	$127,431
Subscribers(6)	540,900	540,300	500,100	445,300	320,600
Postpaid churn(7)	2.0%	2.2%	2.2%	2.0%	1.9%
Penetration(8)	8.8%	8.8%	8.4%	7.2%	5.5%
Monthly revenue per average wireless customer(9)	$55	$56	$64	$76	$82
Roaming revenue	$77,628	$92,584	$109,487	$113,291	$83,336
Capital expenditures	$44,211	$30,741	$45,518	$45,532	$37,908
Caribbean Operations(1)
Wireless revenue	$261,255	$234,595	$196,693	$162,535	$109,766
Broadband revenue	$141,250	$137,837	$89,068	$43,878	$17,726
Wireless adjusted operating income(5)	$96,613	$78,492	$79,044	$76,555	$46,830
Broadband adjusted operating income(5)	$38,642	$25,199	$23,757	$9,640	$9,237
Wireless subscribers(6)	398,600	(13)	366,500	263,000	181,500	133,500
Postpaid churn(7)	2.7%	2.6%	2.8%	4.5%	3.4%
Penetration(8)	3.1%	2.4%	2.1%	4.6%	3.3%
Monthly revenue per average wireless customer(9)	$58	$61	$76	$86	$89
Cable TV subscribers(6)	78,200	91,600	93,500	—	—
Fiber route miles(6)	1,516	1,407	1,137	482	328
Capital expenditures	$88,898	$183,938	$179,460	$103,580	$65,496

	Year Ended May 31,

	2003	2002	2001	2000	1999

	(dollar amounts in thousands
	except per share and per customer data)
Balance Sheet Data(1):
Total assets	$1,446,848	$1,607,509	$1,594,275	$1,172,733	$986,281
Long-term debt	1,669,659	1,742,722	1,662,289	1,566,048	1,459,295
Stockholders’ deficit	(579,086)	(470,935)	(389,930)	(576,330)	(602,978)

(1)	All financial and operational data includes the historical results of our U.S. wireless Southwest cluster (disposed November 2000), Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(2)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(3)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(4)	Represents cash dividends paid with respect to preferred stock. No preferred stock is currently outstanding.

(5)	“Adjusted operating income” is a non-GAAP financial measure. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Non-GAAP Financial Measures” for a description of this non-GAAP financial measure, a discussion of the reasons why management believes this non-GAAP financial measure provides meaningful information to investors, the limitations of the use of this non-GAAP financial measure and a reconciliation of adjusted operating income to the most comparable GAAP financial measure.

(6)	As of period-end.

(7)	Churn is defined as the number of postpaid wireless subscriber cancellations per month as a percentage of the weighted average total postpaid wireless subscribers at the beginning of the period. Churn is stated as the average monthly churn rate for the period.

(8)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(9)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber, which we refer to as ARPU in this report.

(10)	Fiscal 2001 net income includes a $369,181 gain relating to the disposition of some equity investments and our U.S. wireless Southwest cluster.

(11)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Centennial Digital Jamaica, our Jamaica wireless operation, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cables.

(12)	Fiscal 2003 net loss includes a non-cash charge of $189,492 related to a write-down of the intangible assets associated with our Puerto Rico Cable Television business and to reduce the carrying value of some of our undersea cable assets.

(13)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the divestiture of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading regional wireless and broadband (wireline and cable television) telecommunications service provider serving over one million customers in markets covering over 17.3 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states (which we refer to as U.S. wireless). In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless (which we refer to as Caribbean wireless) and, in Puerto Rico and the Dominican Republic, broadband services (which we refer to as Caribbean broadband) to business and residential customers.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 — Selected Consolidated Financial Data” and our financial statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see ”Cautionary Statement for Purposes of the ”Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

Critical Accounting Policies

      The following discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

      Wireless Revenue. We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. Revenue from sales of handsets and accessories are recognized in the period these products are sold to the customer. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenue from activation fees is recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

      Broadband Revenue. We recognize revenue from cable television installation fees to the extent of direct selling costs in the period the installation is provided to the customer. Revenue from prepaid long distance cards is recognized as the customer uses the minutes on the cards. Revenue from other services is recognized when earned. Revenue from equipment sales are recognized in the period these products are sold to the customer.

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

     Valuation of Long-Lived Assets

      Long-lived assets such as property, plant and equipment, certain license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses, with the carrying value of the long-lived assets.

      Considerable management judgment is required to estimate the impairment and fair value of assets. Estimates related to asset impairment are critical accounting policies as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to our consolidated financial position as well as our consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

      In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” or SFAS No. 141. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also sets forth recognition criteria for intangible assets other than goodwill as well as disclosure requirements for business combinations. We adopted SFAS No. 141 on July 1, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and certain intangible assets will remain on the consolidated balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 effective June 1, 2002.

      In conjunction with the adoption of SFAS No. 142, we reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the FCC. Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our U.S. wireless and Puerto Rico PCS licenses. Our cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by TRB. The TRB’s process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

      In conjunction with the adoption of SFAS No. 142, we reclassified approximately $67.6 million of U.S. wireless goodwill to U.S. wireless licenses and approximately $38.0 million of Caribbean broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, we recorded an additional deferred tax liability of $69.3 million as of June 1, 2002, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45.0 million and $24.3 million, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related impact of deferred taxes, had no effect on our consolidated results of operations.

      As a result of the adoption of SFAS No. 142, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. When testing the carrying value of these assets for impairment, we will determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations’ discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation.

      We performed goodwill and intangible asset impairment analysis during the year ended May 31, 2003. Based on recent net subscriber loss and the estimated resulting loss of future revenue and in accordance with SFAS No. 142, during the year ended May 31, 2003, we recorded a pretax impairment charge of $165.2 million to the cable franchise cost asset in the Caribbean broadband business.

      In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, during the year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband business because we determined that certain undersea cable assets will be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Accordingly, we determined that certain undersea cable assets should be considered impaired based on future revenue and the related costs of those revenue. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pretax $24.3 million impairment charge on these assets during the year ended May 31, 2003.

     Derivative Financial Instruments

      We use financial derivative instruments as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. Our portfolio of derivative financial instruments consists of interest rate swap and collar agreements. We use interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to higher interest rates. We use interest rate collar agreements to lock in a maximum interest rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. We are in the process of assessing the effect of adopting SFAS No. 149 on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      During the twelve months ended May 31, 2003, we recorded a reduction of $2.9 million, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. We also decreased our liabilities by $5.0 million as a result of adjusting the carrying amounts of our derivatives to reflect their fair values at May 31, 2003.

     Stock-Based Compensation

      Stock based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB No. 25. Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply APB No. 25 and adopt only the disclosure requirements of SFAS No. 123.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS No. 148. SFAS No. 148 serves as an amendment to SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt the transition elements of SFAS No. 148 and the annual financial statement reporting requirements for the fiscal year ended May 31, 2003. We will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ended August 31, 2003.

Certain Non-GAAP Financial Measures

      Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information in SEC filings. Throughout this report, we present certain financial measures that are not calculated and presented in accordance with GAAP, including “adjusted operating income” and “adjusted operating income margin.” We previously referred to these non-GAAP financial measures in our SEC filings, press releases and other communications with investors as “adjusted EBITDA” and “adjusted EBITDA margin.” The change to “adjusted operating income” and “adjusted operating income margin” are changes in name only and we have not changed the way we calculate current or prior results with respect to these financial measures.

      We view adjusted operating income as an operating performance measure, and as such we believe that the GAAP financial measure most directly comparable to it is net income or net loss. In calculating adjusted operating income, we exclude from net income or net loss the financial items that we believe have less significance to the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted operating income is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP, and adjusted operating income margin is not an alternative to net income margin, operating income margin or any other ratios calculated using GAAP financial measures. Investors or potential investors in our securities should not rely on adjusted operating income or adjusted operating income margin as a substitute for any GAAP financial measures or ratios calculated in accordance with or derived from GAAP financial measures. In addition, our calculation of adjusted operating income and adjusted operating income margin may or may not be consistent with that of other companies. We strongly urge investors or potential investors in our securities to review the reconciliation of adjusted operating income and adjusted operating income margin to comparable GAAP financial measures that are included in this report and our financial statements, including the notes thereto, and the other financial information contained in this report and our other SEC filings and to not rely on any single financial measure to evaluate our business.

      Adjusted operating income and adjusted operating income margin are used by our management as supplemental financial measures to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provide a more complete understanding of factors and trends affecting our business than the GAAP results alone. Management also uses these financial measures as one of several criteria to determine the achievement of performance-based cash bonuses. We also regularly communicate our adjusted operating income and adjusted operating income margin to the public through our earnings releases because they are the financial measures commonly used by analysts that cover our industry and our investor base to evaluate our performance. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted operating income and adjusted operating income margin, to provide a financial measure by which to compare a company’s assessment of its operating performance against that of other companies in the same industry. These non-GAAP financial measures are helpful in more clearly reflecting the sales of our products and services, as well as highlighting trends in our core businesses that may not otherwise be apparent when relying solely on GAAP financial measures, because these non-GAAP financial measures eliminate from earnings financial items that have less bearing on our performance. In addition, as our calculation of adjusted operating income is similar, but not identical, to certain financial ratios used in the financial covenants of our senior credit facility and the indentures governing our Senior Subordinated Notes and Senior Notes and since we do not publicly disclose the calculations of these financial ratios, adjusted operating income and adjusted operating income margin are the most comparable financial measures that are readily available to investors to evaluate our compliance with our financial covenants.

      The term “adjusted operating income” as used in this report refers to, for any period, earnings before cumulative effect of change in accounting principle, minority interest in income (loss) of subsidiaries, income tax (benefit) expense, other non-operating (income) loss, net interest expense, income from equity investments, (gain) loss on disposition of assets, recapitalization costs, loss on impairment of assets, special non-cash charge and depreciation and amortization. “Adjusted operating income margin” as used in this report refers to the ratio of adjusted operating income to consolidated total revenue or total revenue for each of our business segments, as the case may be.

      Set forth below are descriptions of the financial items that have been excluded from our earnings to calculate adjusted operating income and adjusted operating income margin and the material limitations associated with using these non-GAAP financial measures as compared to the use of the most directly comparable GAAP financial measures:

•	The cumulative effect of a change in accounting principle was recorded during fiscal 2001 and represents the effect of a change in accounting principle related to certain activation fees charged to customers, and recorded as revenue, to conform our revenue recognition policies to the requirements of the SEC’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” This change in accounting principle generated a one-time non-cash charge in fiscal 2001, which we believe is not indicative of our core operating performance.

•	Minority interest in income (loss) of subsidiaries relates to our minority investors’ proportionate share of income or losses in our non-wholly owned subsidiaries, which generated non-cash charges to our operating results. Operating results attributable to these minority investors’ investments do not necessarily result in any actual benefit or detriment to us and, therefore, we believe it would be more helpful for an investor to exclude such items as being more reflective of our core operating performance.

•	Management does not consider income tax (benefit) expense when considering the profitability of our core operations. Nevertheless, the amount of taxes we are required to pay reduces the amount of funds otherwise available for use in our business and thus may be useful for an investor to consider.

•	Other non-operating income (loss) relates to foreign currency translation losses in our operations in the Dominican Republic because some of our revenue in the Dominican Republic is collected in local currency, the DR peso. Although foreign currency translation gains or losses have a cash effect on our results, because some of our costs incurred in the Dominican Republic are paid in U.S. dollars, by excluding them we are better able to evaluate the real effects of changes in our core operating performance.

•	The amount of interest expense we incur is significant and reduces the amount of funds otherwise available to use in our business and, therefore, is important for investors to consider. However, management does not consider the amount of interest expense when evaluating our core operating performance.

•	Income from equity investments relates to our proportionate share of income or loss from the entities in which we hold minority interests. We do not control these entities and, as such, do not believe the income we receive from such entities is indicative of our core operating performance.

•	Gain (loss) on the disposition of assets may increase or decrease the cash available to us and thus may be important for an investor to consider. We are not in the business of acquiring or disposing of assets and, therefore, the effect of the disposition of assets may not be comparable from year-to-year. We believe such gains or losses recorded on the disposition of an asset do not reflect the core operating performance of our business.

•	The recapitalization costs relate to our only recapitalization that occurred in January 1999. As such, we do not believe these costs are relevant to an understanding of our core operating performance.

•	Impairment of assets is a non-cash charge incurred as a result of changes in the valuations of our assets. Although it is important to recognize that some of our assets have decreased in value, we do not believe it is indicative of our core operating performance.

•	The special non-cash charge relates to disputed billings that arose in prior fiscal years with the PRTC. We recorded this charge in the second quarter of fiscal 2003 as a result of recent developments in these disputes and the protracted negotiations with PRTC concerning the disputed billings. While these charges reduce cash available to us, due to newly negotiated interconnection rates with PRTC, we believe disputed charges will become less material in future periods.

•	Depreciation and amortization are important for investors to consider, even though they are non-cash charges, because they represent generally the wear and tear on our plant and equipment, which produce our revenue. We do not believe these charges are indicative of our core operating performance.

      Management compensates for the above-described limitations of using non-GAAP financial measures by using non-GAAP financial measures only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.

      The following tables set forth a reconciliation of net (loss) income to adjusted operating income and net (loss) income margin to adjusted operating income margin for our consolidated results. The adjusted operating income margin table presented below shows each financial item presented as a percentage of our total consolidated revenue. See “Item 6 — Selected Consolidated Financial Data” for our consolidated total revenue in each period presented.

Reconciliation of Consolidated Net (Loss) Income to Adjusted Operating Income

	Year Ended May 31,

	2003	2002	2001	2000	1999

	(Dollar amounts in thousands)
Net (loss) income	$(111,874)	$(77,521)	$182,917	$16,677	$(80,167)
Cumulative effect of change in accounting principle	—	—	3,719	—	—
Minority interest in loss (income) of subsidiaries	493	(1,542)	(11,161)	(76)	(281)
Income tax (benefit) expense	(70,020)	(11,476)	185,692	5,568	(6,820)
Other non-operating loss (income)	1,045	(96)	(68)	—	—
Interest expense — net	144,272	150,338	156,579	149,494	122,772
Income from equity investments	(192)	(564)	(8,033)	(16,500)	(11,502)

Operating (loss) income	(36,276)	59,139	509,645	155,163	24,002
(Gain) loss on disposition of assets	(1,829)	525	(369,181)	72	(8,031)
Recapitalization costs	—	—	—	—	52,831
Loss on impairment of assets	189,492	33,985	—	—	—
Special non-cash charge	5,000	—	—	—	—
Depreciation and amortization	139,303	158,947	114,644	82,624	114,696

Adjusted operating income	$295,690	$252,596	$255,108	$237,859	$183,498

Reconciliation of Consolidated Net (Loss) Income Margin to Adjusted Operating Income Margin

	Year Ended May 31,

	2003	2002	2001	2000	1999

Net (loss) income margin	(15.0)%	(10.8)%	28.4%	3.1%	(19.4)%
Cumulative effect of change in accounting principle	0.0	0.0	0.6	0.0	0.0
Minority interest in loss (income) of subsidiaries	0.1	(0.2)	(1.7)	0.0	(0.1)
Income tax (benefit) expense	(9.4)	(1.6)	28.8	1.0	(1.7)
Other non-operating loss (income)	0.1	0.0	0.0	0.0	0.0
Interest expense — net	19.3	21.0	24.3	27.5	29.7
Income from equity investments	0.0	(0.1)	(1.2)	(3.0)	(2.8)

Operating (loss) income	(4.9)	8.3	79.2	28.5	5.8
(Gain) loss on disposition of assets	(0.2)	0.1	(57.3)	0.0	(1.9)
Recapitalization costs	0.0	0.0	0.0	0.0	12.8
Loss on impairment of assets	25.4	4.7	0.0	0.0	0.0
Special non-cash charge	0.7	0.0	0.0	0.0	0.0
Depreciation and amortization	18.7	22.2	17.8	15.2	27.8

Adjusted operating income margin	39.7%	35.3%	39.6%	43.7%	44.4%

      Our business segments were determined in accordance with GAAP. Our management measures the operating performance of each of our business segments based on adjusted operating income and adjusted operating income margin. Adjusted operating income is the measure of profit or loss reviewed by the chief operating decision maker when assessing the performance of each segment and making decisions about the resources to allocate to each segment. Under current SEC rules for non-GAAP financial measures, adjusted operating income and adjusted operating income margins as used with respect to our business segments are not required to be reconciled to a GAAP financial measure. We have, however, also provided in the following tables a reconciliation of operating income (loss) to adjusted operating income and operating income (loss) margin to adjusted operating income margin for each of our business segments. The adjusted operating income margin tables presented below show each financial item presented as a percentage of our total revenue for each of our business segments. See “Item 6 — Selected Consolidated Financial Data” for our total revenue in each of our business segments for each of the periods presented.

U.S. Wireless

Reconciliation of Operating Income to Adjusted Operating Income

	Year Ended May 31,

	2003	2002	2001	2000	1999

	(dollar amounts in thousands)
Operating income	$125,930	$103,149	$478,089	$116,081	$28,432
Recapitalization costs	—	—	—	—	39,337
Loss (gain) on disposition of assets	100	(11)	(369,225)	27	(7,620)
Depreciation and amortization	34,405	45,767	43,443	35,556	67,282

Adjusted operating income	$160,435	$148,905	$152,307	$151,664	$127,431

Reconciliation of Operating Income Margin to Adjusted Operating Income Margin

	Year Ended May 31,

	2003	2002	2001	2000	1999

Operating income margin	35.7%	29.4%	131.0%	33.7%	10.0%
Recapitalization costs	0.0	0.0	0.0	0.0	13.8
Loss (gain) on disposition of assets	0.0	0.0	(101.2)	0.0	(2.7)
Depreciation and amortization	9.7	13.0	11.9	10.3	23.6

Adjusted operating income margin	45.4%	42.4%	41.7%	44.0%	44.7%

Caribbean Wireless

Reconciliation of Operating Income (Loss) to Adjusted Operating Income

	Year Ended May 31,

	2003	2002	2001	2000	1999

	(dollar amounts in thousands)
Operating income (loss)	$36,811	$(4,795)	$35,028	$35,554	$(4,986)
Recapitalization costs	—	—	—	—	8,209
(Gain) loss on disposition of assets	(1,600)	56	31	45	(381)
Loss on impairment of assets	—	24,349	—	—	—
Special non-cash charge	4,389	—	—	—	—
Depreciation and amortization	57,013	58,882	43,985	40,956	43,988

Adjusted operating income	$96,613	$78,492	$79,044	$76,555	$46,830

Reconciliation of Operating Income (Loss) Margin to Adjusted Operating Income Margin

	Year Ended May 31,

	2003	2002	2001	2000	1999

Operating income (loss) margin	14.1%	(2.0)%	17.8%	21.9%	(4.5)%
Recapitalization costs	0.0	0.0	0.0	0.0	7.5
(Gain) loss on disposition of assets	(0.6)	0.0	0.0	0.0	(0.3)
Loss on impairment of assets	0.0	10.4	0.0	0.0	0.0
Special non-cash charge	1.7	0.0	0.0	0.0	0.0
Depreciation and amortization	21.8	25.1	22.4	25.2	40.1

Adjusted operating income margin	37.0%	33.5%	40.2%	47.1%	42.8%

Caribbean Broadband

Reconciliation of Operating (Loss) Income to Adjusted Operating Income

	Year Ended May 31,

	2003	2002	2001	2000	1999

	(dollar amounts in thousands)
Operating (loss) income	$(199,016)	$(39,215)	$(3,472)	$3,528	$556
Recapitalization costs	—	—	—	—	5,285
(Gain) loss on disposition of assets	(330)	480	13	—	(30)
Loss on impairment of assets	189,492	9,636	—	—	—
Special non-cash charge	611	—	—	—	—
Depreciation and amortization	47,885	54,298	27,216	6,112	3,426

Adjusted operating income	$38,642	$25,199	$23,757	$9,640	$9,237

Reconciliation of Operating (Loss) Income Margin to Adjusted Operating Income Margin

	Year Ended May 31,

	2003	2002	2001	2000	1999

Operating (loss) income margin	(140.9)%	(28.5)%	(3.9)%	8.1%	3.1%
Recapitalization costs	0.0	0.0	0.0	0.0	29.8
(Gain) loss on disposition of assets	(0.2)	0.4	0.0	0.0	(0.1)
Loss on impairment of assets	134.2	7.0	0.0	0.0	0.0
Special non-cash charge	0.4	0.0	0.0	0.0	0.0
Depreciation and amortization	33.9	39.4	30.6	13.9	19.3

Adjusted operating income margin	27.4%	18.3%	26.7%	22.0%	52.1%

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

Results of Operations

      We had 939,500 wireless subscribers at May 31, 2003, as compared to 906,800 at May 31, 2002, an increase of 4%. The net loss for the year ended May 31, 2003 was $111.9 million, as compared to a net loss of $77.5 million for the year ended May 31, 2002. Included in the loss for the year ended May 31, 2003 were pre-tax impairment losses of $189.5 million for the write-down of the cable franchise cost asset in our Caribbean operations ($165.2 million) and certain undersea cable assets ($24.3 million). Included in the net loss for the year ended May 31, 2002 was a pretax, non-cash loss on impairment of assets of $34.0 million related to a write-down of Centennial Digital Jamaica, or CDJ, our Jamaica operations, and certain non-Caribbean undersea fiber-optic cables. Basic and diluted loss per share for the year ended May 31, 2003 was $1.17 as compared to basic and diluted loss per share of $0.81 for the year ended May 31, 2002.

      We performed goodwill and intangible asset impairment analysis during the year ended May 31, 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenue, in accordance with SFAS No. 142, we are reporting a pretax impairment charge of $165.2 million to the cable franchise costs asset in the Caribbean broadband business.

      In accordance with SFAS No. 144, during the year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband businesses because we determined that certain undersea cable assets will be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pretax impairment charge of $24.3 million on these assets for the year ending May 31, 2003, in accordance with SFAS No. 144.

      In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pretax gain of $2.6 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt of approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies, which was non-recourse to us) as a result of this transaction.

      In January 2003, we sold our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million. We recorded a pretax gain of $0.3 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations.

      During the year ended May 31, 2003, we sold 144 telecommunciations towers to AAT Communications Corp., or AAT, for approximately $24.0 million. Under the terms of the agreement, we will leaseback space on the telecommunications towers from AAT. As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we will account for the sale and lease-back of certain towers as a finance obligation in our consolidated balance sheet. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2003	2002	% Change

	(in thousands, except
	per share data)
Operating (loss) income	$(36,276)	$59,139	(161)%
Net loss	(111,874)	(77,521)	44
Net loss per share:
Basic	(1.17)	(0.81)	44
Diluted	(1.17)	(0.81)	44
Adjusted operating income(1)	295,690	252,596	17

(1)	See “— Certain Non-GAAP Financial Measures” beginning on page 38.

U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2003	2002	% Change

	(in thousands)
Revenue:
Service revenue	$259,164	$246,779	5%
Roaming revenue	77,628	92,584	(16)
Equipment sales	16,440	11,688	41

Total revenue	353,232	351,051	1

Costs and expenses:
Cost of equipment sold	36,859	32,144	15
Cost of services	61,411	69,529	(12)
Sales and marketing	44,966	46,993	(4)
General and administrative	49,561	53,480	(7)

Total costs and expenses	192,797	202,146	(5)

Adjusted operating income(1)	160,435	148,905	8

(1)	See “— Certain Non-GAAP Financial Measures” beginning on page 38.

      Revenue. U.S. wireless service revenue increased $12.4 million, or 5%, to $259.2 million for the year ended May 31, 2003 as compared to the same period last year. The increase was primarily due to growth in revenue from new subscribers of $8.6 million and an increase in service revenue per subscriber of $4.4 million as compared to the same period last year.

      Roaming revenue decreased by $15.0 million to $77.6 million, or 16%, for the year ended May 31, 2003 from $92.6 million for the year ended May 31, 2002. The decrease was primarily the result of a lower average roaming rate per minute in fiscal 2003 than in fiscal 2002. This roaming rate variance resulted in a decrease in total roaming revenue of $55.6 million and was offset by higher revenue of $40.6 million associated with a higher number of roaming minutes of use.

      We anticipate that roaming revenue will be approximately $20 million lower in fiscal 2004 than in fiscal 2003, primarily due to declines in contractual roaming rates. We expect the trend of a decreasing roaming rate per minute, partially offset by an increase in roaming usage, to continue.

      Our U.S. wireless operations had approximately 540,900 and 540,300 subscribers at of May 31, 2003 and 2002, respectively. During the twelve months ended May 31, 2003, increases from new activations of 149,800 were offset by subscriber cancellations of 149,200. The monthly postpaid churn rate was 2.0% for the year ended May 31, 2003 as compared to 2.2% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      Equipment sales increased $4.8 million, or 41%, during the year ended May 31, 2003 as compared to the same period last year due to higher end phones being sold in the current year compared to the prior year.

      U.S. wireless ARPU was $55 for the year ended May 31, 2003 as compared to $56 for the same period a year ago. Average minutes of use per subscriber were 254 minutes per month for the year ended May 31, 2003, as compared to 191 minutes for the same period last year.

      Costs and expenses. Cost of equipment sold increased $4.7 million, or 15%, for the year ended May 31, 2003, as compared to the same period last year, due primarily to an increase in phones used for customer retention and to the use of higher priced phones to attract new customers as compared to last year.

      Cost of services decreased $8.1 million, or 12%, for the year ended May 31, 2003, as compared to the year ended May 31, 2002, primarily due to a decrease in incollect cost, which was driven primarily by lower incollect roaming rates. During the fiscal year ended May 31, 2003, we entered into long-term roaming agreements with AT&T Wireless and Cingular Wireless. As part of these roaming agreements, we significantly reduced the rates we pay when our customers roam on their networks. We do not expect the cost of services to decline as significantly in fiscal 2004 as compared to fiscal 2003.

      Sales and marketing expenses decreased $2.0 million, or 4%, for the year ended May 31, 2003 as compared to the prior year, primarily due to a reduction in the sales force and lower commissions relating to lower activations in the current year as compared to the prior year.

      General and administrative expenses decreased $3.9 million, or 7%, during the year ended May 31, 2003 as compared to the year ended May 31, 2002, primarily due to decreases in bad debt expense, expenses related to subscriber billing services and subscription fraud.

      Adjusted operating income for the U.S. wireless operations was $160.4 million for the year ended May 31, 2003, an increase of $11.5 million, or 8%, as compared to the same period in fiscal 2002.

      Depreciation and amortization for the year ended May 31, 2003 was $34.4 million, a decrease of $11.4 million, or 25%, from the same period in fiscal 2002. The decreases were primarily due to the cessation of amortization of wireless licenses in connection with the adoption of SFAS No. 142.

      Operating income for the year ended May 31, 2003 was $125.9 million, an increase of $22.8 million from operating income of $103.1 million for the same period in fiscal 2002.

Caribbean Wireless Operations

	Fiscal Year Ended May 31,

	2003	2002	% Change

	(in thousands)
Revenue:
Service revenue	$247,644	$222,036	12%
Roaming revenue	3,001	1,331	125
Equipment sales	10,610	11,228	(6)

Total revenue	261,255	234,595	11

Costs and expenses:
Cost of equipment sold	34,145	24,713	38
Cost of services	42,765	36,469	17
Sales and marketing	38,502	43,189	(11)
General and administrative	49,230	51,732	(5)

Total costs and expenses	164,642	156,103	5

Adjusted operating income(1)	96,613	78,492	23

(1)	See “— Certain Non-GAAP Financial Measures” beginning on page 38.

      Revenue. Caribbean wireless service revenue increased $25.6 million, or 12%, to $247.6 million for the year ended May 31, 2003 as compared to the same period of the previous year. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $38.6 million for the year ended May 31, 2003, partially offset by a decrease in service revenue per subscriber of $13.0 million.

      Revenue from Caribbean wireless roaming increased $1.7 million, or 125%, for the year ended May 31, 2003 from roaming revenue of $1.3 million for the year ended May 31, 2002. The increase was primarily due to an increase in roaming minute usage of $2.4 million as compared to the same period last year, partially offset by a decrease in revenue of $0.7 million resulting from a decrease in the roaming rate per minute for the year ended May 31, 2003.

      Equipment sales of wireless telephones and accessories to subscribers decreased $0.6 million, or 6%, for the year ended May 31, 2003, as compared to the same period last year. The decrease was primarily due to reduced equipment sales due to the sale of our interest in CDJ in August 2002, partially offset by additional upgrades and retention plan exchanges of handsets in our Puerto Rico operation and an increase in gross activations in the Dominican Republic.

      Our Caribbean wireless operations had approximately 398,600 subscribers at May 31, 2003, an increase of 9% from the 366,500 subscribers at May 31, 2002. Increases from new activations of 221,000 were offset by subscriber cancellations of 158,800. These new activations and cancellations exclude CDJ. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors, non-payment and the lack of usage by our prepaid customers.

      The monthly postpaid churn rate was 2.7% for the year ended May 31, 2003 as compared to 2.6% for the same period last year. Our postpaid subscribers represented approximately 75% of our total Caribbean wireless subscribers at May 31, 2003, up from approximately 65% at May 31, 2002.

      Caribbean wireless ARPU was $58 for the year ended May 31, 2003, as compared to $61 for the year ended May 31, 2002. The decrease in ARPU was primarily due to a decrease in the rate for interconnection terminating minutes in Puerto Rico and a change in the subscriber mix as our subscribers in the Dominican Republic now represent a greater percentage of total Caribbean subscribers. Dominican Republic subscribers were 27% and 20% of total Caribbean wireless subscribers at May 31, 2003 and 2002, respectively. The majority of the subscribers in the Dominican Republic are prepaid which generally have a lower ARPU than postpaid subscribers. An average of 728 minutes of airtime were used by our customers per month during the year ended May 31, 2003 compared to 544 minutes per month during fiscal 2002. An average of 981 minutes of airtime were used by each of our postpaid customers per month during the year ended May 31, 2003, as compared to 760 minutes of use per month during fiscal 2002.

      Costs and expenses. Cost of equipment sold increased $9.4 million, or 38%, during the year ended May 31, 2003, as compared to the same period last year. The increase was primarily due to increases in the number of premium phones sold and increases in phones used for upgrades and retention plan exchanges. The increase is also due to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year. These increases were partially offset by reduced cost of equipment sold due to the sale of our interest in CDJ in August 2002.

      Cost of services increased $6.3 million, or 17%, during the year ended May 31, 2003 as compared to the year ended May 31, 2002. The increase was primarily due to the variable costs associated with a larger subscription base and associated revenue, higher usage and related infrastructure. The main components of the increase were mobile long distance, driven by additional long distance calling of subscribers and property taxes, related to the Puerto Rico wireless infrastructure. These increases were partially offset by reduced cost of services due to the sale of our interest in CDJ in August 2002.

      Sales and marketing expenses decreased $4.7 million, or 11%, during the year ended May 31, 2003 as compared to the same period last year. The decrease was primarily due to newly structured dealer contracts with lower commissions to agents, an overall reduction in advertising spending, and reduced sales and marketing expenses due to the sale of our interest in CDJ in August 2002.

      General and administrative expenses decreased $2.5 million, or 5%, during the year ended May 31, 2003, as compared to the same period in fiscal 2002, primarily due to reduced general and administrative expenses due to the sale of our interest in CDJ in August 2002.

      Adjusted operating income for the Caribbean wireless operations for the year ended May 31, 2003 was $96.6 million, an increase of $18.1 million, or 23%, as compared to the year ended May 31, 2002.

      The gain on disposition of assets of $1.6 million during the year ended May 31, 2003 was primarily due to the sale of our interest in CDJ.

      The special non-cash charge of $4.4 million during the year ended May 31, 2003 relates to certain disputed billings that arose in prior fiscal years, to and from the PRTC.

      Depreciation and amortization for the year ended May 31, 2003 was $57.0 million, a decrease of $1.9 million, or 3%, as compared to the year ended May 31, 2002. The decrease was primarily due to reduced depreciation and amortization due to the sale of our interest in CDJ in August 2002, and a decrease in amortization due to the cessation of amortization on Caribbean wireless licenses with indefinite lives in connection with the adoption of SFAS No. 142. These decreases were partially offset by increases in depreciation due to capital expenditures made during fiscal 2003 and 2002.

      Operating income for the year ended May 31, 2003 was $36.8 million, an increase of $41.6 million from the operating loss of $4.8 million from the same period last year.

Caribbean Broadband Operations

	Fiscal Year Ended May 31,

	2003	2002	% Change

	(in thousands)
Revenue:
Switched revenue	$33,370	$25,820	29%
Dedicated revenue	39,515	31,346	26
Cable television revenue	48,017	47,841	—
Other revenue	20,348	32,830	(38)

Total revenue	141,250	137,837	2

Costs and expenses:
Cost of equipment sold	673	839	(20)
Cost of services	60,752	64,511	(6)
Sales and marketing	9,473	14,199	(33)
General and administrative	31,710	33,089	(4)

Total costs and expenses	102,608	112,638	(9)

Adjusted operating income(1)	38,642	25,199	53

(1)	See “— Certain Non-GAAP Financial Measures beginning on page 38.

      Revenue. Caribbean broadband revenue increased $3.4 million, or 2%, to $141.3 million for the year ended May 31, 2003 as compared to the previous fiscal year. These changes were due to a 17% increase in total access lines and equivalents to 222,356, partially offset by a decrease in other revenue resulting from a decrease in the number of international long distance minutes to the Dominican Republic that we terminate and a decrease in interconnection rates in Puerto Rico.

      Switched revenue increased $7.6 million, or 29%, to $33.4 million for the year ended May 31, 2003 as compared to the same period a year ago. This increase was primarily due to a 22% increase in switched access lines to 40,389 as of the end of the fiscal year and a corresponding growth in minutes of use.

      Dedicated revenue increased $8.2 million, or 26%, to $39.5 million for the year ended May 31, 2003 as compared to the same period last year. The increase was primarily the result of a 16% growth in voice grade equivalent dedicated lines to 181,967.

      Cable television revenue of $48.0 million for the year ended May 31, 2003 was flat from the same period a year ago, reflecting a 15% loss in subscribers, offset by additional revenue from a rate increase we implemented after our digital upgrade and increased sales of premium services.

      Other revenue decreased $12.5 million, or 38%, to $20.3 million for the year ended May 31, 2003 from the same period last year. The decrease is primarily attributable to a 47% decrease in the number of international long distance minutes to the Dominican Republic that we terminate and a decrease in interconnection rates in Puerto Rico.

      Costs and expenses. Cost of services decreased $3.8 million, or 6%, during the year ended May 31, 2003 as compared to the same period a year ago, primarily due to a decrease in access charges in the Dominican Republic, resulting from the decrease in terminating international long distance minutes to the Dominican Republic.

      Sales and marketing expenses decreased $4.7 million, or 33%, during the year ended May 31, 2003, respectively, as compared to the previous fiscal year, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

      General and administrative expenses decreased $1.4 million, or 4%, during the year ended May 31, 2003, as compared to the previous fiscal year, primarily due to a reduction of administrative personnel in Puerto Rico and the Dominican Republic and reduced expenses due to the sale in the third quarter of fiscal 2003 of our 60% interest in Infochannel Limited, an Internet service provider in Jamaica.

      Adjusted operating income for the Caribbean broadband operations for the year ended May 31, 2003 was $38.6 million, an increase of $13.4 million, or 53%, as compared to the same period last year.

      Depreciation and amortization for the year ended May 31, 2003 was $47.9 million, a decrease of $6.4 million, or 12%, from the same period last year. The decrease was primarily due to the cessation of amortization relating to cable franchise costs in connection with the adoption of SFAS No. 142. The effect of this adoption was partially offset by increased depreciation expense associated with the continued expansion of the Caribbean broadband operations.

      In accordance with SFAS No. 142, we performed goodwill and intangible asset impairment analysis during the year ended May 31, 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenue, we recorded a pretax impairment charge of $165.2 million to the cable franchise costs asset.

      In accordance with SFAS No. 144, during the year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our broadband businesses. This evaluation was made because we determined that certain undersea cable will be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted estimated future cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pretax impairment charge of $24.3 million on these assets.

      Operating loss for the year ended May 31, 2003 was $199.0 million, an increase of $159.8 million as compared to the operating loss of $39.2 million for the same period in fiscal 2002.

     Consolidated

      Other non-operating income and expenses. Net interest expense was $144.3 million for the year ended May 31, 2003, which represented a decrease of $6.1 million, or 4%, from the fiscal year ended May 31, 2002. Gross interest expense was $145.4 million for the year ended May 31, 2003 as compared to $151.4 million for the same period a year ago. The decreases resulted primarily from lower interest expense due to the expiration of several interest rate swaps and also lower debt balances and interest rates. The decrease was partially offset by increased interest expense on the $180.0 million of the Mezzanine Debt, due to a change in the interest rate on our Mezzanine Debt from 10% cash interest to 13% paid-in-kind interest (see “— Commitments and Contingencies” for more information on the Mezzanine Debt). Total debt decreased by $49.5 million from May 31, 2002 to May 31, 2003.

      The weighted-average debt outstanding during the year ended May 31, 2003 was $1,773.3 million, a decrease of $24.6 million as compared to the weighted-average debt level of $1,797.9 million during the fiscal year ended May 31, 2002. Our weighted-average interest rate was 8.2% for the year ended May 31, 2003 as compared to 8.4% for the same period a year ago.

      Pre-tax loss after minority interest for the year ended May 31, 2003 was $181.9 million as compared to the pretax loss of $89.0 million for the fiscal year ended May 31, 2002.

      Income tax benefit was $70.0 million for the year ended May 31, 2003, as compared to $11.5 million for the same period last year. We had a worldwide effective tax rate of 38.6% for the year ended May 31, 2003, primarily as a result of pretax book losses generated in the Dominican Republic for which we cannot record a tax benefit and certain expenses related to our Mezzanine Debt that are not deductible for U.S. income tax purposes, offset by the write-down of a deferred tax liability in connection with the impairment charge on the Caribbean cable franchise cost asset.

      We reported a net loss of $111.9 million for the year ended May 31, 2003, which represents an increase of $34.4 million from the net loss of $77.5 million for the same period a year ago.

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001

Results of Operations

      We had 906,800 wireless subscribers at May 31, 2002, as compared to 763,100 at May 31, 2001, an increase of 19%. The net loss for the year ended May 31, 2002 was $77.5 million, as compared to net income of $182.9 million for the year ended May 31, 2001. Included in the net loss for the year ended May 31, 2002 was a pretax, non-cash loss on impairment of assets of $34.0 million related to a write-down of CDJ and certain non-Caribbean undersea fiber-optic cables. Included in net income for the year ended May 31, 2001 were pretax gains of $369.3 million ($217.9 million after-tax) recognized on the sale of our Southwest properties and the sale of our interests in Sacramento-Valley Limited Partnership, the Modoc, California Partnership, and the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco bay area. Net income for the year ended May 31, 2001 was also affected by an after-tax, non-cash charge of $3.7 million for the cumulative effect of a change in accounting principle related to the adoption of the SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101. Basic and diluted loss per share for the year ended May 31, 2002 was $0.81 as compared to basic and diluted earnings per share of $1.93 and $1.89, respectively, for the year ended May 31, 2001. Excluding the effect of the sales and redemption noted above as well as the adoption of SAB 101, basic and diluted loss per common share would have been $0.33 for the year ended May 31, 2001.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2002	2001	% Change

	(in thousands, except per share amounts)
Operating income	$59,139	$509,645	(88)%
Net (loss) income	(77,521)	182,917	(142)
Net (loss) income per share:
Basic	(0.81)	1.93	(142)
Diluted	(0.81)	1.89	(143)
Adjusted operating income(1)	252,596	255,108	(1)

(1)	See “— Certain Non-GAAP Financial Measures” beginning on pages 38.

     U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2002	2001	% Change

	(in thousands)
Revenue:
Service revenue	$246,779	$240,856	2%
Roaming revenue	92,584	109,487	(15)
Equipment sales	11,688	14,551	(20)

Total revenue	351,051	364,894	(4)

Costs and expenses:
Cost of equipment sold	32,144	33,882	(5)
Cost of services	69,529	76,987	(10)
Sales and marketing	46,993	48,709	(4)
General and administrative	53,480	53,009	1

Total costs and expenses	202,146	212,587	(5)

Adjusted operating income(1)	148,905	152,307	(2)

(1)	See “— Certain Non-GAAP Financial Measures” beginning on pages 38.

      Revenue. In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amount reclassified for U.S. wireless for the year ended May 31, 2001 was $39.3 million.

      U.S. wireless service revenue increased $5.9 million, or 2%, to $246.8 million as compared to the year ended May 31, 2001.

      Roaming revenue decreased to $92.6 million, or 15%, from roaming revenue of $109.5 million for the year ended May 31, 2001. The decrease was primarily due to a reduction in roaming rates per minute of $37.8 million, partially offset by an increase in roaming usage of $24.2 million for the same period.

      Our U.S. wireless operations had approximately 540,300 and 500,100 subscribers at May 31, 2002 and 2001, respectively. Increases from new activations of 179,000 were offset by subscriber cancellations of 138,800. The monthly postpaid churn rate was 2.2% for the year ended May 31, 2002 as compared to 2.7% for the same period a year ago. The cancellations experienced by the U.S. wireless operations were primarily the result of competitive factors and non-payment.

      U.S. wireless ARPU was $56 for the year ended May 31, 2002, as compared to $64 for the year ended May 31, 2001. The decrease in ARPU was primarily due to the decline in roaming revenue. Average minutes of use per subscriber were 191 per month for the year ended May 31, 2002 as compared to 144 for the prior year.

      Costs and expenses. Cost of equipment sold decreased slightly during the year ended May 31, 2002, primarily due to a decrease in units sold.

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

      Adjusted operating income for the U.S. wireless operations for the year ended May 31, 2002 was $148.9 million, a decrease of $3.4 million from the year ended May 31, 2001.

      The gain on disposition of assets for the year ended May 31, 2001 represented the pretax gains recognized on the sale of the southwest properties, the sale of our interests in the Sacramento-Valley Limited Partnership, the Modoc, California Partnership and the Pennsylvania RSA No. 6 II) Partnership in Lawrence, Pennsylvania, and the redemption of our interest in the GTE Mobilnet partnership serving the San Francisco bay area.

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

Caribbean Wireless Operations

	Fiscal Year Ended, May 31,

	2002	2001	% Change

	(in thousands)
Revenue:
Service revenue	$223,367	$184,572	21%
Equipment sales	11,228	12,121	(7)

Total revenue	234,595	196,693	19

Costs and expenses:
Cost of equipment sold	24,713	14,071	76
Cost of services	36,469	23,186	57
Sales and marketing	43,189	37,116	16
General and administrative	51,732	43,276	20

Total costs and expenses	156,103	117,649	33

Adjusted operating income(1)	78,492	79,044	(1)

(1)	See “— Certain Non-GAAP Financial Measures” beginning on page 38.

      Revenue. In May 2001, we changed our presentation of incollect cost. The change was a reclassification from revenue to cost of services. The amount reclassified for Caribbean wireless for the year ended May 31, 2001 was $2.1 million.

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

      Our Caribbean wireless operations had approximately 366,500 subscribers at May 31, 2002, an increase of 39% from the 263,000 subscribers at May 31, 2001. Increases from new activations of 251,100 were offset by subscriber cancellations of 147,600. The monthly postpaid churn rate was 2.6% for the year ended May 31, 2002 as compared to 2.8% for the same period a year ago. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors and non-payment.

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

      Costs and expenses. Cost of equipment sold increased during the year ended May 31, 2002, due to the sale of phones under certain low-end postpaid rate plans and an increase in prepaid activations in the Dominican Republic and Jamaica.

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

      Adjusted operating income for the Caribbean wireless operations for the year ended May 31, 2002 was $78.5 million, a decrease of $0.6 million, or 1%, from the same period a year ago. The decrease was primarily due to start up losses in Jamaica and, to a lesser extent, the U.S. Virgin Islands, partially offset by improved margins in the Dominican Republic and Puerto Rico.

      The loss on impairment of assets of $24.3 million for the year ended May 31, 2002 was related to a non-cash write-down of our Jamaica wireless operations.

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

Caribbean Broadband Operations

	Fiscal Year Ended May 31,

	2002	2001	% Change

	(in thousands)
Revenue:
Switched revenue	$25,820	$18,188	42%
Dedicated revenue	31,346	20,126	56
Cable television revenue	47,841	22,538	112
Other revenue	32,830	28,216	16

Total revenue	137,837	89,068	55

Costs and expenses:
Cost of equipment sold	839	960	(13)
Cost of services	64,511	37,153	74
Sales and marketing	14,199	8,539	66
General and administrative	33,089	18,659	77

Total costs and expenses	112,638	65,311	72

Adjusted operating income(1)	25,199	23,757	6

(1)	See “— Certain Non-GAAP Financial Measures” beginning on page 38.

      Revenue. Caribbean broadband revenue increased $48.8 million, or 55%, to $137.8 million for the year ended May 31, 2002.

      Switched revenue increased $7.6 million, or 42%, to $25.8 million. The increase was primarily due to a 47% increase in switched access lines to 33,063 and a corresponding growth in minutes of use.

      Dedicated revenue increased $11.2 million, or 56%, to $31.3 million. The increase in revenue was primarily the result of a 42% rise in dedicated access line equivalents to 157,185.

      Cable television revenue of $47.8 million for the fiscal year ended May 31, 2002, reflecting our first full year of revenue from the two cable acquisitions completed during fiscal 2001.

      Other revenue increased $4.6 million, or 16%, to $32.8 million for the year ended May 31, 2002.

      Costs and expenses. Cost of services increased during the year ended May 31, 2002, primarily due to higher costs to support the expanding Caribbean broadband business and expenses related to the cable television businesses.

      Sales and marketing expenses rose during the year primarily due to increased advertising as well as expenses related to the cable television businesses.

      General and administrative expenses increased during the year ended May 31, 2002, primarily due to additional expenses associated with the cable television acquisitions and increased costs to support the growing customer base.

      Adjusted operating income for the Caribbean broadband operations for the year ended May 31, 2002 was $25.2 million, an increase of $1.4 million, or 6%, over the year ended May 31, 2001.

      The loss on impairment of assets of $9.6 million for the year ended May 31, 2002 was related to a non-cash write-down of our Jamaica Internet service provider operations and certain non-Caribbean undersea fiber-optic cables.

      Depreciation and amortization for the year ended May 31, 2002 was $54.3 million, an increase of $27.1 million, or 100%, over the year ended May 31, 2001. This increase was primarily due to depreciation and amortization related to the cable television acquisitions as well as additional depreciation associated with the expansion of our network.

      Operating loss for the year ended May 31, 2002 was $39.2 million, an increase of $35.7 million as compared to the operating loss of $3.5 million for the year ended May 31, 2001.

Consolidated

      Other non-operating income and expenses. Net interest expense was $150.3 million for the year ended May 31, 2002, a decrease of $6.2 million, or 4%, from the year ended May 31, 2001. Gross interest expense for the year ended May 31, 2002 was $151.4 million, as compared to $161.4 million for the year ended May 31, 2001.

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

      After minority interest income (loss) for the year ended May 31, 2002, the pretax loss was $89.0 million, as compared to pretax income of $372.3 million for the year ended May 31, 2001. The income tax benefit was $11.5 million for the year ended May 31, 2002, as compared to income tax expense of $185.7 million for the year ended May 31, 2001. The decrease in income tax expense for the year ended May 31, 2002 was primarily the result of tax expense in fiscal 2001 related to the gains recognized on the disposition of assets.

      The cumulative effect of change in accounting principle for the year ended May 31, 2001 was a non-cash charge of $3.7 million, net of income taxes of $2.3 million. This resulted from our adoption of SAB 101.

      These factors resulted in a net loss of $77.5 million for the year ended May 31, 2002, which represents a decrease of $260.4 million from net income of $182.9 million for the year ended May 31, 2001.

Liquidity and Capital Resources

      On June 20, 2003, we sold $500.0 million aggregate principal amount of our Senior Notes in a private placement transaction. In connection with the sale of Senior Notes, on June 20, 2003, we amended our senior credit facility. The senior credit facility consists of four term loans and a revolving credit facility. The borrowers under the senior credit facility are Centennial Cellular for a term loan with an original principal amount of $325.0 million, which we refer to as Term Loan A, of which $268.1 million was outstanding as of May 31, 2003, and Centennial Puerto Rico for three separate term loans (which we refer to as Term Loan A-PR, Term Loan B-PR and Term Loan C-PR) aggregating an original principal amount of $719.4 million, of which $678.7 million was outstanding as of May 31, 2003. The revolving credit facility has an aggregate principal amount of $250.0 million, of which $200.0 million was outstanding as of May 31, 2003. The revolving credit facility is available to both of the borrowers. Under the provisions of the senior credit facility we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the senior credit facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

      We used the net proceeds from the offering of Senior Notes to make a total of $470.0 million in repayments under the senior credit facility in the following manner:

•	$170.0 million under the revolving credit facility

•	$85.0 million under Term Loan A

•	$32.7 million under Term Loan A-PR

•	$98.7 million under Term Loan B-PR

•	$83.6 million under Term Loan C-PR

      As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25%, and we modified certain of the financial and other covenants in the senior credit facility.

      The amounts outstanding under the senior credit facility and the maturity dates of the revolving credit facility and each term loan are as follows:

	Original	Amount
	Principal	Outstanding at
Senior Credit Facility	Amount	May 31, 2003	Maturity Date

	(In thousands)
Revolving credit facility	$250,000	$200,000	November 30, 2006
Term Loan A	325,000	268,125	November 30, 2006
Term Loan A-PR	125,000	103,125	November 30, 2006
Term Loan B-PR	322,188	311,625	May 30, 2007
Term Loan C-PR	272,187	263,989	November 30, 2007

Total	$1,294,375	$1,146,864

      For the year ended May 31, 2003, earnings were less than fixed charges by $181.8 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $139.3 million relating to depreciation and amortization.

      As of May 31, 2003, we had $675.6 million of property, plant and equipment, net, placed in service. During the year ended May 31, 2003, we made capital expenditures of $133.1 million to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing Caribbean wireless and U.S. wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $88.9 million for the year ended May 31, 2003, representing 67% of total capital expenditures. The Caribbean operations’ capital expenditures included $50.4 million to add capacity and services and to continue the development and expansion of our Caribbean wireless systems and $38.5 million to continue the expansion of our Caribbean broadband network infrastructure. During fiscal 2004, we anticipate capital expenditures of approximately $125 million.

      In January 2002, Centennial Puerto Rico Cable TV Corp., or Centennial Cable, our wholly owned subsidiary, entered into a $15 million credit agreement with Banco Popular de Puerto Rico, or the Cable TV Credit Facility, to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at the London Inter-Bank Offering Rate, or LIBOR, (1.3% as of May 31, 2003) plus 3.50%. The Cable TV Credit Facility matures in May 2005. The maturity date was changed from February 2006 to May 2005 in connection with amendments to the Cable TV Credit Facility effected in May and July 2003 which also increased the quarterly amortization payments and modified certain of the covenants. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico has guaranteed Centennial Cable’s obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of May 31, 2003, $11.7 million was outstanding under the Cable TV Credit Facility.

      We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing including, but not limited to, additional bank financing, joint ventures, partnerships and issuance of debt or equity securities.

      To meet our obligations with respect to our operating needs, capital expenditures and debt service obligations, it is important that we continue to improve operating cash flow. Increases in revenue will be dependent upon, among other things, continued growth in the number of customers and maximizing revenue per subscriber. We have continued the construction and upgrade of wireless and broadband systems in our markets to achieve these objectives. There is no assurance that growth in customers or revenue will occur.

      The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

	Fiscal Year Ended May 31,

	2003		2002

		% of Net		% of Net
		Cash		Cash
	Amount	Provided	Amount	Provided

	(Dollar amounts in thousands)
Net cash provided by operating activities	$196,003	64%	$115,220	46%
Interest paid	111,668	36	134,167	54

Net cash provided	307,671	100%	249,387	100%

Principal uses of cash:
Interest paid	111,668	36%	134,167	54%
Property, plant & equipment	133,109	43	214,679	86

Total	244,777	79%	348,846	140%

Cash provided by (used in) other financing and investing activities	$62,894	21%	$(99,459)	(40)%

      Net cash provided by operating activities for the year ended May 31, 2003 was sufficient to fund our expenditures for property, plant and equipment of $133.1 million.

      The following table sets forth the primary cash flows (used in) provided by other financing and investing activities for the periods indicated:

	Fiscal Year Ended
	May 31,

	2003	2002

	(in thousands)
Proceeds from disposition of assets, net of cash expenses	$25,199	$217
Proceeds from issuance of long-term debt	36,398	203,251
Distributions received from equity investments, net	67	43
Proceeds from the exercise of stock options	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	485	1,898
Capital contributed from minority interests in Subsidiaries	—	7,350

Cash provided by other financing and investing activities	62,149	214,346

Acquisitions, net of cash acquired	—	(1,323)
Repayment of debt	(86,163)	(89,362)
Payments, net, for assets held under capital leases	(105)	(9,100)
Debt issuance costs paid	(2,954)	(4,576)

Capital (deficiency) availability for operations and capital expenditures	$(27,073)	$109,985

      Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

      Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh Carson and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial’s or its subsidiaries’ securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

      In January 2003, we sold our 60% interest in Infochannel Limited, an Internet service provider in Jamaica, for $3.0 million and we recorded a pretax gain of $0.3 million.

      In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pretax gain of $2.6 million, which is included in gain on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies which was non-recourse to the Company) as a result of this transaction.

      In May 2002, we announced that we had entered into an agreement with AAT to sell to AAT 186 telecommunications towers located throughout our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. The agreement is subject to customary closing conditions and the tower sales closed on a rolling basis during fiscal year 2003 and the beginning of fiscal year 2004. During the year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. Under the terms of the agreement, we will leaseback space on the telecommunications towers from AAT. As a result of provisions in the master sale-leaseback agreement that provide for continuing involvement by us, we will account for the sale and lease-back of certain towers as a finance obligation for approximately $12.6 million in our consolidated balance sheet. We will maintain these telecommunications towers in our consolidated financial statements and depreciate them with the finance obligation being reduced by monthly rent payments to AAT. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, we have recognized a deferred gain on the sale of such telecommunications towers to AAT and will account for substantially all of our payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. The remaining unamortized deferred gain totaled approximately $5.7 million at May 31, 2003.

      Subsequent to May 31, 2003, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.5 million. We do not expect to sell any additional towers to AAT under this agreement.

      In June 2001 we entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, we and Global Crossing restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2003, we paid $45.0 million (of which $15.0 million was paid in fiscal 2002 and $30.0 million was paid in fiscal 2001) to Global Crossing and received $10.4 million (of which $5.9 million was received in fiscal 2002 and $4.5 million was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, we have paid Global Crossing a net amount of $34.6 million ($45.0 million less forfeitures by Global Crossing of $10.4 million) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network, a $1.7 million credit that will be applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1.2 million credit that was previously applied for voice services. The $1.7 million credit received by us from Global Crossing is included in prepaid expenses and other current assets, net in the consolidated balance sheet. The fiber-optic undersea capacity received by us from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

Recent Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS No. 143 on June 1, 2003. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In October 2001, the FASB issued SFAS No. 144. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of” and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 on June 1, 2002. Pursuant to SFAS No. 144, during the year ended May 31, 2003, we reduced by $24.3 million the carrying value of certain of our undersea cable assets.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS No. 145. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We adopted SFAS No. 145 on June 1, 2002. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt the annual financial statement reporting requirements for the current fiscal year ended May 31, 2003. We will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ended August 31, 2003. We have not yet determined the impact that this standard will have on our consolidated results of operations consolidated financial position. or consolidated cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. We are in the process of assessing the effect of adopting SFAS No. 149 on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are in the process of assessing the effect of adopting SFAS No. 150 on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 are effective for us as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

      In the ordinary course of our business, we enter into agreements with third parties that contain indemnification provisions. Under these provisions, we generally indemnify the other party for losses suffered or incurred as a result of our breach of these agreements. At times, these indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is potentially unlimited. However, we have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal and considered to be immaterial to the consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. FIN 46 is effective immediately for all VIE’s created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which an enterprise holds a VIE that it acquired before February 1, 2003. We have evaluated the effect of the adoption of FIN 46, and do not believe it will have a material effect on our Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning June 15, 2003. We will adopt this new accounting effective September 1, 2003. We are in the process of assessing the effect of adopting EITF No. 00-21 on our consolidated results of operations, consolidated financial position and consolidated cash flows.

Commitments and Contingencies

      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 15, 2003, 37,613,079 shares remain available for issuance in future acquisitions.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants) as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders (including Welsh Carson and an affiliate of The Blackstone Group). As of August 29, 2003, there have been no takedowns and the full amount registered under the shelf registration statement remains available for future issuance.

      During the year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153.0 million principal amount of our 10 3/4% notes due 2008, the 10 3/4% notes. Together with previous purchases, the Welsh Carson affiliate holds approximately $189.0 million of principal amount of the 10 3/4% notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. Therefore, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from an affiliate of Welsh Carson that is included in prepaid expenses and other current assets.

      In 1999, we issued the Mezzanine Debt to an affiliate of Welsh Carson. We have been informed by the administrative agent under the senior credit facility that, as of May 31, 2002, we had used up all remaining baskets under the senior credit facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the senior credit facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. As such, we are recording paid-in-kind interest at a rate of 13% per annum, which increases the principal amount of the Mezzanine Debt. Interest amounts for future periods are calculated on these higher principal amounts. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

      In July 2001, we entered into an agreement with Nortel Networks Inc. pursuant to which we agreed, subject to certain conditions, to purchase equipment and installation services for our U.S. wireless operations through June 2003 at a cost of approximately $40.0 million. We have committed to purchase $39.1 million under this agreement as of May 31, 2003.

      We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $20.0 million to $30.0 million over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term.

      In May 2003, we entered into a multi-year agreement with Ericsson, Inc. to purchase equipment and services from Ericsson to overlay our U.S. wireless networks with GSM/GPRS technology. In June 2003, we entered into an agreement with Nortel pursuant to which Nortel will supply our Dominican Republic wireless operations with a CDMA third generation network.

      The following table summarizes our contractual cash obligations and commercial commitments at May 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	1 year and less	2-3 years	4-5 years	After 5 years

Long-term debt obligations	$1,759,060	$89,401	$247,649	$828,277	$593,733
Operating leases obligations	186,276	23,418	39,018	23,832	100,008
Purchase obligations	34,623	14,420	20,203	—	—

Total contractual cash obligations	1,979,959	127,239	306,870	852,109	693,741

Sublessor agreements	(1,955)	(660)	(1,041)	(254)	—

Net	$1,978,004	$126,579	$305,829	$851,855	$693,741

Related Party Transactions

      Welsh Carson and its affiliates hold an approximate 59% of our outstanding common stock, and The Blackstone Group and its affiliates hold approximately 29% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of $0.5 million and $0.3 million, respectively. We recorded expenses of $0.8 million under the stockholders’ agreement for each of the years ended May 31, 2003, 2002 and 2001. At May 31, 2003 and 2002, $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

      In 1999, we issued the Mezzanine Debt to an affiliate of Welsh Carson. All of the Mezzanine Debt is currently held by an affiliate of Welsh Carson. The issuance has been allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt currently bears paid-in-kind interest at a rate of 13% per annum.

      We have been informed by the administrative agent under the senior credit facility that, as of May 31, 2002, we have used up all remaining baskets under the senior credit facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the senior credit facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

      We are a party to various transactions involving entities controlled by Abraham Selman, the 20% minority shareholder in our Dominican Republic operations. During the year ended May 31, 2003, we paid entities owned by Mr. Selman amounts totaling approximately $1.5 million, including $1.3 million related to the build-out of our wireless operations in the Dominican Republic. At May 31, 2003, we owed approximately $0.1 million to entities controlled by Mr. Selman. At May 31, 2003, we were owed approximately $0.3 million by companies under Mr. Selman’s control.

      In connection with our $500 million Senior Notes offering and related amendment to the senior credit facility, we agreed to reimburse Welsh Carson and The Blackstone Group for their outside counsel legal fees in the amount of $1,118,690 and $125,000, respectively.

Subsequent Events

      On June 20, 2003, we sold $500.0 million aggregate principal amount of our Senior Notes in a private placement transaction. In connection with the sale of Senior Notes, on June 20, 2003, we amended the senior credit facility. We used the net proceeds from the offering to make a total of $470.0 million in repayments under the senior credit facility. See “— Liquidity and Capital Resources.”

      In May and July 2003, we amended our Cable TV Credit Facility. The amendment changed the maturity date from February 2006 to May 2005, increased the quarterly amortization payments and modified certain of the covenants. As a result of the above repayments, our scheduled repayments for the year ended May 31, 2004 have been reduced to $13.5 million

      In November 2002, we offered our employees who held stock options with an exercise price of $12.15 per share or more the opportunity to cancel those options in exchange for new options on a 1-for-2 basis (i.e. 1 new option for every 2 cancelled). The new options would be granted at least six months and one day after the date the surrendered options were cancelled and would have an exercise price equal to the average of the high and low price of our common stock on the new grant date. Pursuant to this option exchange program, on December 19, 2002, we accepted for cancellation 2,913,700 options and on June 23, 2003, we issued 1,304,150 options with an exercise price of $4.365, the average of the high and low sales price on the grant date, to the employees who participated in the option exchange program.

      In February 2003, the Puerto Rico Department of Education selected the bid of our Caribbean broadband division for the award of a $34.4 million contract to provide telecommunications and Internet services to Puerto Rico’s approximately 1,540 public schools for the school year that began in July 2003. The project is expected to be funded, in large part, with funds available through the E-Rate program of the Universal Service Fund, which is managed by the Schools and Libraries Division of the Universal Service Administrative Company, a private non-profit organization appointed by the FCC for such purposes. The FCC is currently reviewing previous funding requests for the E-Rate program in Puerto Rico and has withheld funding those requests until it completes its ongoing E-Rate program investigation. As such, the funding to support the project has not yet been obtained. The award is being challenged by one of the unsuccessful bidders in an administrative proceeding in Puerto Rico. In August 2003, the Puerto Rico Department of Education unconditionally released us from our obligations under the bid.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We are subject to market risks due to fluctuations in interest rates. A majority of our long-term debt has variable interest rates. However, with the issuance of the Senior Notes, we have substantially reduced our reliance on variable rate debt. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program.

      The table below presents principal (or notional) amounts and related average interest rate by year of maturity for the Company’s long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2003:

	Year Ended May 31,

	2004	2005	2006	2007	2008	Thereafter	Total	Fair value

	(in thousands)
Long-term debt:
Fixed rate	$894	$1,139	$1,560	$1,468	$1,711	$593,733	$600,505	$549,457
Average fixed interest rate	9.8%	9.8%	9.9%	10.0%	10.0%	10.45%	10.5%	—
Variable rate	$88,507	$111,006	$133,944	$572,132	$252,966	—	$1,158,555	$1,158,555
Average variable interest rate(1)	1.2%	1.7%	2.6%	3.5%	4.1%	—	3.2%	—
Interest rate swaps (pay fixed, receive variable):
Notional amount	$50,000	$50,000	—	—	—	—	—	$5,433
Average pay rate	5.7%	4.9%	—	—	—	—	—	—
Average receive rate	1.7%	3.2%	—	—	—	—	—	—
Interest rate collar:
Notional amount	$100,000	—	—	—	—	—	—	$2,483
Cap	7.0%	—	—	—	—	—	—	—
Floor	4.6%	—	—	—	—	—	—	—

(1)	Represents the average interest rate before applicable margin on the senior credit facility debt.

      We have variable rate debt that at May 31, 2003 and 2002 had outstanding balances of $1,158.6 million and $1,261.5 million, respectively. The fair value of such debt approximates the carrying value at May 31, 2003. Of the variable rate debt, $200.0 million was hedged at May 31, 2003, using interest rate swaps and collars. The fixed interest rates on swaps were between 4.9% and 5.7%. The interest rate range on the collar was 4.6% to 7.0%. These swaps and collars expire at various dates between February 18, 2004 and February 8, 2005. Based on our unhedged variable rate obligations outstanding at May 31, 2003 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.2 million.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption “Index of Financial Statements” in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The consolidated financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the fiscal year ended May 31, 2003, we were not involved in any disagreement with our independent certified public accountants on accounting principles or practices or on financial statement disclosure.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of fiscal 2003. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Some information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K. Other required information will also be included under the caption “Election of Directors” in the Proxy Statement and is incorporated in this Item 10 by reference. The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required to be included pursuant to this Item 11 will be included under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Except for the Equity Compensation Plan information set forth below, the information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of the top five executive officers and (4) all of our directors and officers as a group required to be included pursuant to this Item 12 will be included under the captions “Principal Stockholders of the Company,” “Election of Directors” and “Executive Compensation and Other Information — Beneficial Ownership by Management” in the Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plan Information

      The following table provides information as of May 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	4,709,355	$6.05	6,187,125
Equity compensation plans not approved by shareholders	—	—	—

Total	4,709,355	$6.05	6,187,125

(1)	Our existing equity compensation plan has been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required to be included pursuant to this Item 13 will be included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

      The information encouraged to be included in this Annual Report on Form 10-K under Item 14 will be included in our Proxy Statement under the caption “Audit Fees” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Index of Financial Statements

      The following financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

      2. Financial Statement Schedule

      Schedule II. Valuation and Qualifying Accounts

      3. Exhibits

      See Item 15(c) below.

(b) Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Company within the last quarter of the year ended May 31, 2003.

(c) Exhibits

      The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated as of July 2, 1998, by and between CCW Acquisition Corp. and Centennial Communications Corp. (incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.’s Current Report Form 8-K filed on July 16, 1998).
2.2	—	Amendment to Agreement and Plan of Merger, dated as of November 29, 1998, by and between CCW Acquisition Corp. and Centennial Communications Corp. (incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.’s Current Report Form 8-K filed on December 7, 1998).
**3.1	—	Amended and Restated Certificate of Incorporation of Centennial Communications Corp.
3.2	—	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.1	—	First Amended and Restated Stockholders Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration — Statement on Form S-4 filed on July 6, 1999).
4.2	—	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999 among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

Exhibit
Number			Description

4.3		—	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4		—	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5		—	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
**4.6		—	Indenture dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp. and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013.
**4.7		—	Purchase Agreement dated as of June 16, 2003, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, and the Initial Purchasers named therein, relating to the $500 million 10 1/8% Senior Notes due 2013.
**4.8		—	Registration Rights Agreement dated as of June 16, 2003, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp. and the Initial Purchasers named therein, relating to the $500 million 10 1/8% Senior Notes due 2013.
**4.9		—	Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).
10.1.	1	—	Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders named therein; the Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of America, N.A. as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on April 13, 2000).
10.1.	2	—	Amendment No. 1 dated as of July 28, 2000, to the Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; The Chase Manhattan Bank, as Co-Lead Arranger and Co- Syndication Agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of America, N.A., as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on October 15, 2001).

Exhibit
Number			Description

10.1.	3	—	Amendment No. 2 dated as of August 3, 2001 to the Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; The Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of America, N.A. as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Quarterly Report Form 10-Q filed on October 15, 2001).
10.1.	4	—	Amendment No. 3 dated as of September 5, 2001 to the Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000 and Amendment No. 2 dated as of August 3, 2001, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; The Chase Manhattan Bank, as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agent; Bank of America, N.A. as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Quarterly Report Form 10-Q filed on October 15, 2001).
**10.1.	5	—	Amendment No. 4 dated as of June 19, 2003 to the Credit Agreement dated as of January 7, 1999, as amended and restated as of February 29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000, Amendment No. 2 dated as of August 3, 2001 and Amendment No. 3 dated as of September 5, 2001 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arranger and Co-Syndication Agents; Bank of America, N.A., as Arranger and Administrative Agent; and The Bank of Nova Scotia, as Documentation Agent.
**10.1.	6	—	Amended and Restated Security Agreement dated as of June 19, 2003, made by Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp., and each of the guarantors listed on the signature pages thereto, in favor of Bank of America, N.A.
+**10.2		—	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan.
+10.3		—	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on September 27, 1999).
+10.4		—	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

Exhibit
Number		Description

+10.5	—	Employment Agreement dated as of March 11, 2002 between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10.6	—	Employment Agreement dated as of July 28, 2002 between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10.7	—	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Thomas E. Bucks (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10.8	—	Employment Agreement dated as of May 1, 2000 between Centennial Communications Corp. and Nassry G. Zamora (incorporated by reference to Exhibit 10.12 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10.9	—	Severance Agreement and General Release dated as of February 7, 2003 between Centennial Communications Corp. and Paget L. Alves (incorporated by reference to Exhibit 10.18 to Centennial Communications Corp.’s Quarterly Report on Form 10-Q filed on April 14, 2003).
+**10.10	—	Employment Agreement dated as of June 16, 2003 between Centennial Communications Corp. and John de Armas.
+**10.11	—	Employment Agreement dated as of August 27, 2003 between Centennial Communications Corp. and Tony L. Wolk.
+10.12	—	Promissory Note dated as of May 1, 2002 in the amount of $100,000 issued by Thomas Cogar to Centennial Communications Corp. (incorporated by reference to Exhibit 10.16 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
**12	—	Computation of Ratios
**21	—	Subsidiaries of Centennial Communications Corp.
**23.1	—	Consent of Deloitte & Touche LLP.
**31.1	—	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	—	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2003 and 2002, and the related consolidated statements of operations, common stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2003. Also, as discussed in Note 1 the Company changed its method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in fiscal 2002. Also, as discussed in Note 1, the Company changed its method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in fiscal 2001.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 21, 2003

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	May 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,692	$33,871
Accounts receivable, less allowance for doubtful accounts of $9,754 and $15,883, respectively	71,777	88,776
Inventory — phones and accessories, less allowance for obsolescence of $2,496 and $2,775, respectively	5,689	12,138
Prepaid expenses and other current assets	34,370	20,884

TOTAL CURRENT ASSETS	181,528	155,669
PROPERTY, PLANT AND EQUIPMENT, net	675,574	741,293
EQUITY INVESTMENTS IN WIRELESS SYSTEMS, net	2,568	2,443
DEBT ISSUANCE COSTS, less accumulated amortization of $33,943 and $26,858, respectively	39,442	43,554
U.S. WIRELESS LICENSES	371,766	326,711
CARIBBEAN WIRELESS LICENSES, less accumulated amortization of $11,266 and $10,266, respectively	71,492	72,492
CABLE FRANCHISE COSTS	52,139	193,021
GOODWILL	26,704	27,984
CUSTOMER LISTS	18,830	30,215
TRANSMISSION AND CONNECTING RIGHTS	928	1,015
CABLE FACILITY	4,450	4,690
OTHER ASSETS	1,427	8,422

TOTAL ASSETS	$1,446,848	$1,607,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$89,401	$65,795
Accounts payable	18,789	30,504
Accrued expenses and other current liabilities	171,801	154,599
Payable to affiliates	125	125

TOTAL CURRENT LIABILITIES	280,116	251,023
LONG-TERM DEBT	1,669,659	1,742,722
DEFERRED FEDERAL INCOME TAXES	62,788	70,777
OTHER LIABILITIES	13,011	12,946
MINORITY INTEREST IN SUBSIDIARIES	360	976
COMMITMENTS AND CONTINGENCIES (see notes 7 and 12)	—	—
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.01 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share:
140,000,000 shares authorized; issued, 95,766,539 and 95,482,191 shares, respectively; and outstanding 95,696,036 and 95,411,688 shares, respectively	958	955
Additional paid-in capital	437,019	436,273
Accumulated deficit	(1,011,388)	(899,514)
Accumulated other comprehensive loss	(4,594)	(7,522)

	(578,005)	(469,808)
Less: Cost of 70,503 common shares in treasury	(1,077)	(1,077)
Deferred compensation	(4)	(50)

TOTAL STOCKHOLDERS’ DEFICIT	(579,086)	(470,935)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,446,848	$1,607,509

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended May 31,

	2003	2002	2001

REVENUE:
Service revenue	$718,273	$692,444	$616,614
Equipment sales	27,462	23,409	27,278

	745,735	715,853	643,892

COSTS AND EXPENSES:
Cost of equipment sold	71,676	57,696	48,913
Cost of services	155,509	163,462	131,058
Sales and marketing	92,942	104,381	94,364
General and administrative	134,918	137,718	114,449
Depreciation and amortization	139,303	158,947	114,644
Loss on impairment of assets	189,492	33,985	—
(Gain) loss on disposition of assets	(1,829)	525	(369,181)

	782,011	656,714	134,247

OPERATING (LOSS) INCOME	(36,276)	59,139	509,645

INCOME FROM EQUITY INVESTMENTS	192	564	8,033
INTEREST EXPENSE, NET	(144,272)	(150,338)	(156,579)
OTHER	(1,045)	96	68

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE), MINORITY INTEREST (LOSS) INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(181,401)	(90,539)	361,167
INCOME TAX BENEFIT (EXPENSE)	70,020	11,476	(185,692)

(LOSS) INCOME BEFORE MINORITY INTEREST (LOSS) INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(111,381)	(79,063)	175,475
MINORITY INTEREST (LOSS) INCOME	(493)	1,542	11,161

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	(111,874)	(77,521)	186,636
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF ($2,271)	—	—	(3,719)

NET (LOSS) INCOME	$(111,874)	$(77,521)	$182,917

BASIC (LOSS) EARNINGS PER SHARE:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	$(1.17)	$(0.81)	$1.97

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$(0.04)

NET (LOSS) INCOME PER SHARE	$(1.17)	$(0.81)	$1.93

DILUTED (LOSS) EARNINGS PER SHARE:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	$(1.17)	$(0.81)	$1.93

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$(0.04)

NET (LOSS) INCOME PER SHARE	$(1.17)	$(0.81)	$1.89

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	95,577	95,221	94,639

DILUTED	95,577	95,221	96,795

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands)

								Accumulated
	Common Stock		Common	Additional				Other
			Stock	Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Dollars	Issuable	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at June 1, 2000.	94,413,714	$944	$2,355	$426,675	$(1,077)	$(317)	$(1,004,910)	$—	$(576,330)
Net income	—	—	—	—	—	—	182,917	—	182,917

Comprehensive income									182,917
Common stock issued in conjunction with acquisitions	120,000	1	(2,355)	2,354	—	—	—	—	—
Common stock issued in connection with incentive plans	397,136	4	—	2,292	—	—	—	—	2,296
Amortization of deferred compensation	—	—	—	—	—	133	—	—	133
Income tax benefit from stock options exercised	—	—	—	1,054	—	—	—	—	1,054

Balance at May 31, 2001.	94,930,850	949	—	432,375	(1,077)	(184)	(821,993)	—	(389,930)
Net loss	—	—	—	—	—	—	(77,521)	—	(77,521)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(4,499)	(4,499)
Other comprehensive loss	—	—	—	—	—	—	—	(3,023)	(3,023)

Comprehensive loss									(85,043)
Common stock issued in connection with incentive plans	385,306	4	—	1,670	—	—	—	—	1,674
Common stock issued in connection with employee stock purchase plan	166,035	2	—	1,896	—	—	—	—	1,898
Amortization of deferred compensation	—	—	—	—	—	134	—	—	134
Income tax benefit from stock options exercised	—	—	—	332	—	—	—	—	332

Balance at May 31, 2002.	95,482,191	955	—	436,273	(1,077)	(50)	(899,514)	(7,522)	(470,935)
Net loss	—	—	—	—	—	—	(111,874)	—	(111,874)
Other comprehensive income	—	—	—	—	—	—	—	2,928	2,928

Comprehensive loss									(108,946)
Common stock issued in connection with incentive plans	84,608	1	—	263	—	—	—	—	264
Common stock issued in connection with employee stock purchase plan	199,740	2	—	483	—	—	—	—	485
Amortization of deferred compensation	—	—	—	—	—	46	—	—	46

Balance at May 31, 2003.	95,766,539	$958	$—	$437,019	$(1,077)	$(4)	$(1,011,388)	$(4,594)	$(579,086)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended May 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(111,874)	$(77,521)	$182,917

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	139,303	158,947	114,644
Non cash, paid-in kind interest	25,892	1,148	—
Minority interest loss (income)	493	(1,542)	(11,161)
Deferred income taxes	(79,505)	1,405	32,758
Income from equity investments	(192)	(564)	(8,033)
Loss on impairment of assets	189,492	33,985	—
(Gain) loss on disposition of assets	(1,829)	525	(369,181)
Cumulative effect of change in accounting principle	—	—	3,719
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — decrease (increase)	17,390	(16,139)	(10,662)
Prepaid expenses and other current assets — (increase) decrease	(6,412)	4,070	(15,314)
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	28,118	(8,832)	35,207
Deferred revenue and customer deposits — (decrease) increase	(1,488)	10,793	15,405
Other	(3,385)	8,945	6,857

Total adjustments	307,877	192,741	(205,761)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	196,003	115,220	(22,844)

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	25,199	217	489,727
Capital expenditures	(133,109)	(214,679)	(224,978)
Acquisitions, net of cash acquired	—	(1,323)	(344,169)
Deposits on long-term assets	—	—	(30,000)
Payments, net, for assets held under capital leases	(105)	(9,100)	—
Proceeds from maturity of restricted securities	—	—	19,888
Purchase of short-term investments	—	—	(250,519)
Proceeds from sale of short-term investments	—	—	252,626
Distributions received from equity investments	67	43	16,423
Capital contributed to equity investments	—	—	(821)

NET CASH USED IN INVESTING ACTIVITIES	(107,948)	(224,842)	(71,823)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	36,398	203,251	403,765
Repayment of debt	(86,163)	(89,362)	(298,713)
Debt issuance costs paid	(2,954)	(4,576)	(2,220)
Proceeds from the exercise of stock options	—	1,587	2,301
Proceeds from issuance of common stock under employee stock purchase plan	485	1,898	—
Capital contributed from minority interests in subsidiaries	—	7,350	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(52,234)	120,148	105,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,821	10,526	10,466
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,871	23,345	12,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$69,692	$33,871	$23,345

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the year for:
Interest	$111,668	$134,167	$148,239

Income taxes	$14,682	$5,462	$135,874

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$14,924	$—	$—

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Note 1. Description of Business and Summary of Significant Accounting Principles

Description of Business:

      Centennial Communications Corp. (together with its subsidiaries and partnership interests, the “Company”) provides wireless communications and broadband services (wireline and cable television) in the Caribbean and wireless communications in the United States. On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), merged with and into the Company (the “Merger”). The Company continued as the surviving corporation in the Merger. The Merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill related to the Merger was created.

      At May 31, 2003, the Company owned and operated wireless licenses in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands and provided voice, data, video and Internet services on broadband networks in the Caribbean region. The Company also owns and operates wireless telephone systems in the United States pursuant to 30 wireless licenses.

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

Allowance for Doubtful Accounts:

      The Company maintains an allowance for doubtful accounts for estimated losses, which result from its customers not making required payments. The Company bases its allowance on the likelihood of recoverability of its subscriber accounts receivable based on past experience and by reviewing current collection trends that are expected to continue. If economic or industry trends worsen beyond the Company’s estimates, it would increase its allowance for doubtful accounts by recording additional expense.

Inventory:

      Inventory consists primarily of phones and accessories. Inventory is stated at the lower of cost or market, determined on a specific identification basis.

Property, Plant and Equipment:

      Property, plant and equipment is stated at original cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Transmission and distribution systems and related equipment	7-30 years
Miscellaneous equipment and furniture and fixtures	5-20 years
Personal Communications Service (“PCS”) phones	18 months

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      During the year ended May 31, 2003, the Company’s reassessment of the useful lives of telecommunications towers resulted in a decision to change the useful lives from 10 years to 30 years. A change in accounting estimate was recognized to reflect this decision, resulting in a decrease in depreciation expense of $3,017.

      During the years ended May 31, 2003 and 2002, the Company capitalized interest costs of $216 and $2,193, respectively related to the build out of its wireless operations in the Caribbean.

Equity Investments in Wireless Systems:

      The Company accounts for its investments in which it exercises significant influence, but which it does not control, using the equity method. Under the equity method, the Company records such investments at purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions and the Company’s share of the partnerships’ results of operations. The difference between the cost of such investments and the underlying book value is considered an indefinite-lived asset and is not amortized but rather is tested for impairment (see Note 2).

United States and Caribbean Wireless Licenses:

      U.S. wireless licenses consist of amounts allocated under purchase accounting from the purchase price of acquired assets are considered indefinite-lived assets and as such are not amortized but rather tested for impairment. Caribbean wireless licenses for the Dominican Republic are being amortized over a twenty year period using the straight-line method commencing with the date of operations. Caribbean wireless licenses for Puerto Rico are considered indefinite-lived assets and as such are not amortized but rather tested for impairment (see Note 2).

Goodwill and Other Intangible Assets:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the consolidated balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 142 effective June 1, 2002 (see Note 2).

      Cable franchise costs represent the excess of the purchase price over the estimated fair value of identifiable net assets acquired through the Company’s cable television acquisitions. Cable franchise license costs are considered indefinite-lived assets and as such are not amortized but rather tested for impairment (see Note 2).

Valuation of Long-Lived Assets:

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on June 1, 2002.

      Long-lived assets such as property, plant and equipment, license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted future cash flows for the businesses with the carrying value of the long-lived assets (see Note 3).

Derivative Financial Instruments:

      Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consists of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap and collar agreements are accrued as interest rates change with the offset recorded in interest expense.

      On June 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, the Company’s interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS No. 133, the Company recorded a liability of $7,626, which is included in other liabilities in the consolidated balance sheet. This increase was the result of adjusting the carrying amounts of the Company’s derivatives to reflect their fair values on June 1, 2001.

      During the fiscal year ended May 31, 2002, the Company recorded an additional $3,023, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by $5,320 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at May 31, 2002.

      During the fiscal year ended May 31, 2003, the Company recorded a reduction of $2,928, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company decreased its liabilities by $5,030 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at May 31, 2003.

Revenue Recognition:

Wireless revenue

      Wireless service revenue includes amounts earned for providing services to wireless customers. Services billed in advance are recognized as income when earned. The Company has multiple billing cycles, all of which span the Company’s quarter-ends. As a result of its billing cycle cut-off times, the Company is required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenue from activation fees is recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Revenue from the sales of handsets and accessories is recognized in the period these products are sold to the customer.

Broadband revenue

      Broadband service revenue includes amounts earned for providing services to broadband customers. Revenue from cable television installation fees is recognized to the extent of direct selling costs in the period the installation is provided to the customer. Revenue from prepaid long distance cards is recognized as the customer uses the minutes on the cards. Revenue from other services is recognized when earned. Revenue from equipment sales is recognized in the period these products are sold to the customer.

      In December 1999, the U.S Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Effective June 1, 2000, the Company changed its method of accounting for certain activation fees charged to its customers to conform its revenue recognition policies to the requirements of SAB No. 101. With the change in accounting, the Company recognizes these fees as revenue over the expected customer service period (ranging from 26 to 48 months). Prior to implementing SAB No. 101, the Company recognized these fees in the period service was initiated. The cumulative effect of retroactively applying this change in accounting principle to periods prior to fiscal 2001 resulted in a one-time, non-cash charge of $3,719, net of taxes of $2,271, and is included in net income for the year ended May 31, 2001.

Depreciation and Amortization:

      Cost of equipment sold and cost of services exclude depreciation and amortization for all periods presented.

Income Taxes:

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax balance will not be realized. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.

Earnings (Loss) per Share:

      Earnings (loss) per share is calculated using the weighted average number of shares of outstanding common stock during the period. Due to the net loss incurred for the years ended May 31, 2003 and 2002, all options outstanding during that period were anti-dilutive, thus basic and diluted shares were equal.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Stock-Based Compensation:

      Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply APB No. 25 and follow the disclosure only provisions of SFAS No. 123.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual financial statement reporting requirements for the fiscal year ended May 31, 2003. The Company will adopt the interim periods reporting disclosure requirements of SFAS No. 148 during the interim period ended August 31, 2003.

      For disclosure purposes, pro forma net (loss) income and (loss) earnings per share as if the Company had applied SFAS No. 123 are shown below:

	Fiscal Year Ended May 31,

	2003	2002	2001

Net (loss) income:
As reported	$(111,874)	$(77,521)	$182,917
Pro forma	$(117,973)	$(86,086)	$173,031
(Loss) income per share:
Basic: As reported	$(1.17)	$(0.81)	$1.93
Pro forma	$(1.23)	$(0.90)	$1.83
Diluted: As reported	$(1.17)	$(0.81)	$1.89
Pro forma	$(1.23)	$(0.90)	$1.79

      The fair value of options granted under the Company’s stock option plans during fiscal 2003, 2002 and 2001 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,

	2003	2002	2001

Expected volatility	128.4%	80.7%	71.3%
Risk-free interest rate	2.3%	4.1%	4.8%
Expected lives of option grants	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

Management Estimates:

      The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangible assets and other long-lived assets.

Reclassifications:

      Certain prior year information has been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143 on June 1, 2003. The adoption of this statement did not have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on June 1, 2002. The adoption of this statement did not have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The Company in the process of assessing the impact of adopting SFAS No. 149 on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS No. 150 on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN No. 45 are effective for the Company as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

      In the ordinary course of its business, the Company enters into agreements with third parties that contain indemnification provisions. Under theses provisions, the Company generally indemnifies the other party for losses suffered or incurred as a result of the Company’s breach of these agreements. At times, these indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is potentially unlimited. However, the Company has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal and considered to be immaterial to the consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. FIN No. 46 is effective immediately for all VIE’s created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15,

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

2003 for VIE’s in which an enterprise holds a VIE that it acquired before February 1, 2003. The Company has evaluated the impact of the adoption of FIN No. 46, and does not believe it will have a material impact on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning June 15, 2003. The Company will adopt this new accounting effective September 1, 2003. The Company is in the process of assessing the effect of adopting EITF No. 00-21 on its consolidated results of operations, consolidated financial position and consolidated cash flows.

Note 2. Goodwill and Other Intangible Assets

      In July 2001, the FASB issued SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 142 effective June 1, 2002. The Company recorded no impairment upon adoption of SFAS No. 142.

      In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives of previously recognized intangible assets. A significant portion of the Company’s intangible assets are licenses, including licenses associated with equity method investments, that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico personal communications services (“PCS”) licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its U.S. wireless and Puerto Rico PCS licenses. The Company’s cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the TRB. The TRB’s process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

indistinguishable. Prior to the adoption of SFAS 142, the Company amortized both U.S. wireless licenses and the related goodwill, and cable franchise costs and the related goodwill, over the same respective periods using the straight-line method.

      In conjunction with the adoption of SFAS No. 142, the Company reclassified approximately $67,583 of U.S. wireless goodwill to U.S. wireless licenses and approximately $37,965 of Caribbean broadband goodwill to cable franchise costs. Amounts for fiscal year 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, the Company recorded an additional deferred tax liability of $69,327 as of June 1, 2002, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45,055 and $24,272, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related impact of deferred taxes, had no effect on the Company’s consolidated results of operations.

      As a result of the adoption of SFAS No. 142, previously recognized goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization is performed using a residual value approach. A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections, discounted at its corporate weighted average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceed their respective fair value, an impairment loss is recognized in an amount equal to the excess.

      The following tables present the impact of SFAS No. 142 on reported net loss and loss per share had the standard been in effect for fiscal year ending May 31, 2002:

	Fiscal Year Ended May 31,

	2003	2002

Reported net loss	$(111,874)	$(77,521)
Goodwill amortization	—	3,697
U.S. wireless licenses amortization	—	6,930
Caribbean wireless licenses amortization — Puerto Rico	—	1,020
Franchise license costs amortization	—	7,569

Adjusted net loss	$(111,874)	$(58,305)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

	Fiscal Year Ended
	May 31,

	2003	2002

Reported basic and diluted loss per share	$(1.17)	$(.81)
Goodwill amortization	—	.04
U.S. wireless licenses amortization	—	.07
Caribbean wireless licenses amortization — Puerto Rico	—	.01
Franchise license costs amortization	—	.08

Adjusted basic and diluted loss per share	$(1.17)	$(.61)

      The Company performed its annual goodwill and indefinite lived intangible asset impairment analysis during the third quarter of fiscal year 2003. Based on recent net subscriber losses and the estimated resulting loss of future revenue, and in accordance with SFAS No. 142, Centennial recorded a pretax impairment charge of $165,154 to the cable franchise costs asset in the Caribbean broadband business during the year ended May 31, 2003.

      The following table presents the intangible assets not subject to amortization and shows the impairment charge recorded in accordance with SFAS No. 142 during the year ended May 31, 2003:

	As of		Impairment	As of
	June 1,	Assets	loss	May 31,
	2002	Acquired	recognized	2003

U.S. wireless licenses(2)	$371,766	$—	$—	$371,766
Caribbean wireless licenses — Puerto Rico(1)	54,159	—	—	54,159
Cable franchise costs(2)	217,293	—	165,154	52,139

Total	$643,218	$—	$165,154	$478,064

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

(2)	Includes SFAS No. 109 adjustments of $45,000 and $24,300.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Other Intangible Assets Subject to Amortization

      The following table presents other intangible assets subject to amortization:

		As of May 31, 2003		As of May 31, 2002

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses —
Dominican Republic	20 years	$20,000	$2,667	$20,000	$1,667
Customer lists	4-5 years	48,470	29,640	49,611	19,396
Transmission and connecting rights	25 years	2,192	1,264	2,192	1,177
Cable facility	25 years	6,000	1,550	6,000	1,310

Total		$76,662	$35,121	$77,803	$23,550

      Other intangible assets amortization expense was $12,012 for the year ended May 31, 2003. Based solely on the finite lived intangible assets existing at May 31, 2003, the amortization expense for the next five years is estimated to be $11,677 in 2004, $7,017 in 2005, $4,119 in 2006, $1,328 in 2007 and $1,328 in 2008.

Goodwill

      The goodwill balance in the Caribbean wireless segment was $22,517 at May 31, 2003 and 2002. The goodwill balance in the Caribbean broadband segment at May 31, 2003 and 2002 was $4,187 and $5,467, respectively.

Note 3. Long-Lived Assets

      During the third quarter of fiscal 2003, the Company performed an impairment evaluation of its long-lived assets in its Caribbean broadband businesses. This evaluation was made because during the period the Company determined that certain undersea cable will be underutilized. The tests were performed by comparing the aggregate estimated undiscounted future cash flows to the carrying amount of the long-lived assets. The undersea cable assets are a component of property, plant and equipment, net, in the consolidated balance sheet. As a result of this evaluation, the Company recorded a pretax impairment charge of $24,337 on these assets for the year ended May 31, 2003.

      During fiscal 2002, the Company recorded a pretax loss on impairment of assets of $33,985 related to a write-down of its Jamaica operations and certain non-Caribbean undersea fiber-optic cables. These write-downs were taken due to a decrease in the estimated future cash flows of these assets. Fair value was determined based on current market values of similar assets. The loss on impairment of assets included $24,349 and $9,636 related to assets included in the Caribbean wireless and Caribbean broadband segments, respectively. See Note 4 for a discussion of the sale of the Company’s Jamaican wireless operation and its Jamaican Internet service provider operation.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      The following table presents the undersea cable assets for which the Company recorded an impairment charge for the years ended May 31, 2003 and 2002.

Balance at June 1, 2001	$23,261
Net Additions	37,753
Depreciation	(807)
Impairment	(6,201)

Balance at May 31, 2002	54,006
Net Dispositions	(2,640)
Depreciation	(1,849)
Impairment	(24,337)

Balance at May 31, 2003	$25,180

Note 4. Acquisitions and Dispositions

      In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal year 2003. The Company recorded a pretax gain of $306 on this transaction, which is included in (gain) loss on disposition of assets in the consolidated statement of operations. The Company acquired its 60% interest in Infochannel Limited, for $8,000 in cash. See Note 3 for a discussion on a loss on impairment of assets recorded during the year ended May 31, 2002 related to the Company’s Jamaican Internet Service provider operation.

      In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica (“CDJ”), to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. This transaction was initiated in fiscal 2002. The Company recorded a pretax gain of $2,626, which is included in gain on disposition of assets in the consolidated statement of operations. The Company reduced its net liabilities by $2,626, including consolidated long-term debt of approximately $45,100 (largely comprised of the vendor financing facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction. See Note 3 for a discussion on a loss on impairment of assets recorded during the year ended May 31, 2002 related to CDJ.

      In May 2002, the Company announced an agreement with AAT Communications Corp. (“AAT”) to sell to AAT 186 telecommunications towers located throughout the Company’s U.S. wireless serving areas for a purchase price of $34,100 in cash, subject to adjustment. The agreement is subject to customary closing conditions and the tower sales are expected to close on a rolling basis during fiscal year 2003 and the beginning of fiscal year 2004. During the year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. The Company expects that approximately 30 telecommunications towers covered by the agreement will not be sold to AAT. Under the terms of the agreement, the Company will leaseback space on the telecommunications towers from AAT. As a result of provisions in the master sale-leaseback agreement that provide for continuing involvement by the Company, the Company will account for the sale and lease-back of certain towers as a finance obligation for $12,571 in the consolidated balance sheet. The Company will maintain these telecommunications towers on the consolidated balance sheet and depreciate them with the finance obligation being repaid through monthly rent payments to AAT. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers to AAT and will account for substantially all payments under the lease-backs as capital leases. As such, the deferred gain is

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

being amortized in proportion to the amortization of the leased telecommunications towers. The remaining unamortized deferred gain totaled $5,723 at May 31, 2003.

      Subsequent to May 31, 2003, the Company sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2,500. We do not expect to sell any additional towers to AAT under this agreement.

      In April 2001, the Company completed the acquisition of the Teleponce cable television company for approximately $108,000 in cash. The Teleponce cable systems serve areas in and around Ponce in the southwestern part of Puerto Rico.

      In November 2000, the Company sold its Southwest cluster for approximately $202,500 in cash. The Company recorded a pretax gain of approximately $183,000, which is included in gain on disposition of assets in the consolidated statement of operations.

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

      See Note 5 for a discussion of the equity investments the Company disposed of during the year ended May 31, 2001.

      The above noted acquisitions were accounted for by the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the accounts and results of operations of the acquired businesses from the dates of acquisition.

Other Acquisition:

      In December 2000, the Company acquired Com Tech International Corporation (“Com Tech”), an owner of undersea fiber-optic cable capacity, for approximately $16,900. Com Tech’s cable ownerships extend around the Caribbean on the ARCOS-1 cable network, from the U.S. to Europe on the TAT-14 cable network and from the U.S. to Japan on the Japan-U.S. cable network. See Note 3 for a discussion on a loss on impairment of assets recorded during the years ended May 31, 2003 and 2002 related to certain of the Company’s non-Caribbean undersea fiber-optic cables.

Other:

      In June 2001 the Company entered into definitive, multi-year agreements with Global Crossing Ltd. (“Global Crossing”) for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, the Company and Global Crossing restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2003, the Company paid $45,000 (of which $15,000 was paid in fiscal 2002 and $30,000 was paid in fiscal 2001) to Global Crossing and received $10,400 (of which $5,900 was received in fiscal 2002 and $4,500 was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, the Company has paid Global Crossing a net amount of $34,600 ($45,000 less forfeitures by Global Crossing of $10,400) in exchange for (i) fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network, (ii) a $1,743 credit that will be

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and (iii) a $1,220 credit that was previously applied for voice services. The $1,743 credit received by the Company from Global Crossing is included in prepaid expenses and other current assets, net in the consolidated balance sheet. The fiber-optic undersea capacity received by the Company from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. The Company has not recognized any revenue from Global Crossing under this transaction.

      In November 2001, the Company increased its equity ownership interest in All America Cables and Radio, Inc. (“AACR”) to 80% from 70%. The 20% shareholder in AACR, Abraham Selman, had the right through November 2002 to contribute additional funds to AACR to purchase additional equity in AACR and restore his 30% equity interest. No additional funds were contributed and as such, the Company’s interest remained at 80%.

      During the fiscal year ended May 31, 2002, the Company determined that the minority partner’s share of losses in excess of the minority partner’s net investment would no longer be recorded against the minority interest in its Dominican Republic operations. Though the Company has received commitments from its minority partner in the Dominican Republic that he will make additional capital contributions, no contributions have been received since November 2002. Management believes, based upon market conditions and current events, that there is uncertainty as to whether additional capital contributions will occur. As such, the Company recorded a charge of $16,649 in the fourth quarter of the year ended May 31, 2002, which reduced the minority interest in its Dominican Republic operations to zero.

Note 5. Equity Investments in Wireless Systems

      The following represents Centennial’s ownership percentage of the wireless partnerships in which the Company’s investments are accounted for by the equity method as of May 31, 2003 and 2002:

	Ownership %

Wireless Partnership	2003	2002

Cal-One Cellular Limited Partnership	6.9%	6.9%
Pennsylvania RSA-6 (I) Limited Partnership	14.3%	14.3%

      In November 2000, the Company sold its interest in the Sacramento-Valley Limited Partnership for $236,000 in cash. The Company recorded a pretax gain of approximately $159,100, which is included in gain on disposition of assets in the consolidated statement of operations.

      In September 2000, the Company sold its 25.0% equity investment interest in the Modoc, California Partnership and its 14.3% equity investment interest in the Pennsylvania RSA No. 6 (II) Partnership in Lawrence, Pennsylvania for cash of approximately $6,900.

      In August 2000, GTE Mobilnet of California Limited Partnership redeemed the Company’s approximate 2.9% equity investment interest in the San Francisco Bay Area cluster for approximately $48,100 of current assets. The Company recorded a pretax gain of approximately $25,100, which is included in gain on disposition of assets in the consolidated statement of operations.

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

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

wireless partnerships’ results of operations are included for the period during which the Company held an equity investment interest in such partnerships. All amounts have been derived from the individual wireless partnerships’ financial statements and adjusted for interim financial activity from the wireless partnerships’ calendar year end to the Company’s fiscal year end.

	May 31,

(Unaudited)	2003	2002

Assets
Current	$8,991	$9,123
Noncurrent	12,671	11,343

Total assets	$21,662	$20,466

Liabilities and Partners’ Capital
Current liabilities	$1,151	$696
Partners’ capital	20,511	19,770

Total liabilities and partners’ capital	$21,662	$20,466

	Fiscal Year Ended May 31,

(Unaudited)	2003	2002	2001

Results of Operations
Revenue	$14,304	$16,900	$260,289
Costs and expenses	12,265	11,976	187,402
Other expense (income)	467	372	(2,007)

Net income	1,572	4,552	74,894

Company share of partnership net income	$192	$564	$8,033

      Under the terms of certain partnership agreements, the Company may be committed to funding other partners’ portions of capital expenditures and other costs, if other means of financing are not available to the partnerships. The Company does not expect such funding to be material.

Note 6. Supplementary Financial Information

      Property, plant and equipment consists of the following:

	May 31,

	2003	2002

Land	$3,277	$4,421
Transmission and distribution systems and related equipment(1)	898,774	907,275
Miscellaneous equipment and furniture and fixtures	147,495	115,294
PCS phones	62,112	46,407

	1,111,658	1,073,397
Accumulated depreciation	(436,084)	(332,104)

Property, plant and equipment, net	$675,574	$741,293

(1)	Inclusive of assets recorded under capital lease assets of $14,924 and $0 for fiscal years 2003 and 2002, respectively

      Depreciation expense was approximately $126,739, $119,527 and $86,375 for the years ended May 31, 2003, 2002 and 2001, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      Accrued expenses and other current liabilities consist of the following:

	May 31,

	2003	2002

Accrued miscellaneous	$61,753	$67,931
Deferred revenue and customer deposits	42,596	44,448
Accrued interest payable	24,129	26,477
Accrued income taxes payable	43,323	15,743

Accrued expenses and other current liabilities	$171,801	$154,599

Note 7. Debt

Long-term debt consists of the following:

	May 31,

	2003	2002

Term Loans	$946,864	$1,009,120
Revolving Credit Facility	200,000	200,000
10 3/4% Subordinated Debt due 2008	370,000	370,000
Mezzanine Debt	202,794	174,529
Lucent Credit Facility	—	43,233
Cable TV Credit Facility	11,688	9,187
Capital Lease Obligations	14,924	—
Financing Obligation – Tower Sale	12,571	—
10 1/8% Senior Notes due 2005.	219	219
Other	—	2,229

Total Long-Term Debt	1,759,060	1,808,517
Current Portion of Long-Term Debt	(89,401)	(65,795)

Net Long-Term Debt	$1,669,659	$1,742,722

      The Senior Credit Facility consists of four term loans. The borrowers under the Senior Credit Facility are Centennial Cellular Operating Co. LLC (“CCOC”) for a term loan with an original principal amount of $325,000, of which $268,125 is outstanding as of May 31, 2003, and Centennial Puerto Rico Operations Corp. (“CPROC”) for three separate term loans aggregating an original principal amount of $719,400, of which $678,739 is outstanding as of May 31, 2003. The Senior Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $200,000 is outstanding as of May 31, 2003. The revolving credit facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the London Inter-Bank Offering Rate (“LIBOR”) plus the applicable margin. The maximum applicable margin for the term loans and revolving credit facility ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBORs at the interest reset dates. The weighted-average LIBOR at May 31, 2003 was 1.3%. The Company’s obligations under the Senior Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and are collateralized by liens on substantially all of the Company’s assets. See later in this Note for a description of the Senior Credit Facility.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      The amounts outstanding under, and maturity dates of the Senior Credit Facility are as follows:

	Original	Amount
	Principal	Outstanding at
Senior Credit Facility	Amount	May 31, 2003	Final Maturity Date

	(in thousands)
Revolving Credit Facility(1)	$250,000	$200,000	November 30, 2006
Tranche A Term Loan	325,000	268,125	November 30, 2006
Tranche A-PR Term Loan	125,000	103,125	November 30, 2006
Tranche B-PR Term Loan	322,188	311,625	May 30, 2007
Tranche C-PR Term Loan	272,187	263,989	November 30, 2007

Total	$1,294,375	$1,146,864

(1)	Full revolver amount of $250 million can be drawn down.

      In December 1998, the Company and a wholly-owned subsidiary of the Company issued $370,000 of senior subordinated notes due 2008 to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 1999, the Company registered the $370,000 of debt securities with the SEC.

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

      The Company has been informed by the administrative agent under the Senior Credit Facility that, as of May 31, 2002, it has used up all remaining baskets under the Senior Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the Senior Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt. Paid-in-kind interest compounded on the Mezzanine Debt was $25,892 and $1,148 for the fiscal years ended May 31, 2003 and 2002, respectively. As of May 31, 2003, $202,794 was outstanding under the Mezzanine Debt.

      In January 2002, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the “Cable TV Credit Facility”) to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR (1.3% as of May 31, 2003) plus 3.50%. The Cable TV Credit Facility matures in May 2005. The maturity date was changed from February 2006 to May 2005 in connection with amendments to the Cable TV Credit Facility effected in May and July 2003 which also increased the quarterly amortization payments and modified certain of the covenants. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. CPROC has guaranteed Centennial Cable’s obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of May 31, 2003, $11,688 was outstanding under the Cable TV Credit Facility.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. The Company is also effectively prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at May 31, 2003.

      The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2003 are summarized as follows:

May 31, 2004.	$89,401
May 31, 2005	112,145
May 31, 2006	135,504
May 31, 2007	573,600
May 31, 2008	254,677
May 31, 2009 and thereafter	593,733

$1,759,060

      Interest expense, as reflected on the financial statements, has been partially offset by interest income. The gross interest expense for the years ended May 31, 2003, 2002 and 2001 was approximately $145,360, $151,374 and $161,418, respectively.

      The Company utilizes interest rate swap and collar agreements to hedge variable interest rate risk under the term loans to a fixed rate as part of its interest rate risk management program. The interest rate swap and collar agreements cover a portion of the outstanding principal of the Company’s term loans. The notional amounts of the interest rate swap and collar agreements as of May 31, 2003 were $100,000 and $100,000, respectively. The counterparties on the interest rate swap and collar agreements are major financial institutions. The interest rate swap agreements expire at various times through March 2004, while the interest rate collar agreement expires in February 2005. The Company paid $16,141 under the swap and collar agreements during the year ended May 31, 2003.

      On June 20, 2003, the Company sold $500,000 aggregate principal amount of its 10 1/8% senior unsecured notes due 2013 (the “Senior Notes”), in a private placement transaction. In connection with the sale of Senior Notes, on June 20, 2003, the Company amended its senior credit facility (the “Senior Credit Facility”). The Company received $470,000 in net proceeds from the offering and used these funds to make repayments under the Senior Credit Facility as follows:

•	$170,000 under the revolving credit facility

•	$85,000 under Term Loan A

•	$32,700 under Term Loan A-PR

•	$98,700 under Term Loan B-PR

•	$83,600 under Term Loan C-PR

      As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25% and certain of the financial and other covenants in the Senior Credit Facility were modified.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Note 8. Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these financial instruments. Fair value is determined by the most recently traded price of the security at the consolidated balance sheet date. The estimated fair value of the Company’s debt and derivative financial instruments is summarized as follows:

	May 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,759,060	$1,698,012	$1,808,517	$1,649,195
Derivative financial instruments:
Interest rate swap agreements	5,433	5,433	10,388	10,388
Interest rate collar agreement	2,483	2,483	2,558	2,558

      Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair values of the interest rate swap and collar agreements are estimated using quotes from brokers.

Note 9. Compensation Plans and Arrangements

     2000 Employee Stock Purchase Plan:

      In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Plan”). The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the first or last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The number of shares purchased during the fiscal years ended May 31, 2003 and 2002 were 199,740 and 166,035, respectively. No shares were purchased under the Plan during the fiscal year ended May 31, 2001.

     1999 Stock Option Plan:

      The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The 1999 Stock Option Plan was amended in September 2002 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

an aggregate of 12,000,000 shares. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

      For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. As of May 31, 2003 and 2002, 74,648 and 129,506 shares of common stock, respectively, were issued as restricted stock under the 1999 Stock Option Plan. During the year ended May 31, 2003, no shares of restricted stock were issued under the 1999 Stock Option Plan.

      A summary of the status of the Company’s stock options as of May 31, 2001, 2002 and 2003 and changes during the years then ended are presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding, June 1, 2000 (771,955 exercisable shares at a weighted-average exercise price of $4.65)	6,771,671	$9.29
Granted	1,237,500	17.60
Exercised	(397,136)	5.78
Canceled/forfeited	(252,648)	11.40

Outstanding, May 31, 2001 (2,147,677 exercisable shares at a weighted-average exercise price of $8.07)	7,359,387	10.80
Granted	2,092,600	8.34
Exercised	(335,306)	4.73
Canceled/forfeited	(501,849)	11.65

Outstanding, May 31, 2002 (3,645,688 exercisable shares at a weighted-average exercise price of $9.51)	8,614,832	10.39
Granted	820,000	2.62
Exercised	—	—
Canceled/forfeited	(4,725,477)	15.36

Outstanding, May 31, 2003 (2,396,923 exercisable shares at a weighted-average exercise price of $6.05)	4,709,355	$5.57

      The following table summarizes information about options outstanding at May 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Options	Remaining	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.88-6.00	4,114,255	6.89 years	$4.24	2,073,260	$4.62
$8.83-13.56	311,350	7.16 years	12.13	130,063	11.95
$16.13-19.03	271,150	8.32 years	17.25	183,925	17.00
$24.38	12,600	6.80 years	24.38	9,675	24.38

	4,709,355	6.99 years	$5.57	2,396,923	$6.05

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      The estimated weighted-average fair value of options granted during fiscal 2003, 2002 and 2001 were $2.10 per share, $5.12 per share, and $10.01 per share, respectively.

      In November 2002, the Company offered its employees who held stock options with an exercise price of $12.15 per share or more the opportunity to cancel those options in exchange for new options on a 1-for-2 basis (i.e. 1 new option for every 2 cancelled). The new options would be granted at least six months and one day after the date the surrendered options were cancelled and would have an exercise price equal to the average of the high and low price of the Company’s common stock on the new grant date. Pursuant to this option exchange program, on December 19, 2002, the Company accepted for cancellation 2,913,700 options and on June 23, 2003, it issued 1,304,150 options with an exercise price of $4.365, the average of the high and low sales price on the grant date, to the employees who participated in the option exchange program.

Retirement Plans

      The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,096, $1,000, and $1,067 for the years ended May 31, 2003, 2002, and 2001, respectively. There was no profit sharing component for the years ended May 31, 2003, 2002 and 2001.

Note 10. Income Taxes

      (Loss) income before income tax benefit (expense), minority interest (loss) income and cumulative effect of change in accounting principle are as follows:

	Fiscal Year Ended May 31,

	2003	2002	2001

Domestic	$19,959	$69	$405,430
Foreign	(201,360)	(90,608)	(44,263)

Total	$(181,401)	$(90,539)	$361,167

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      The components of the Company’s (benefit from) provision for income taxes are summarized as follows:

	Fiscal Year Ended May 31,

	2003	2002	2001

Current:
Federal	$5,559	$(16,212)	$107,778
State	2,141	3,194	44,902
Foreign	1,785	137	254

	9,485	(12,881)	152,934

Deferred:
Federal	(42,702)	1,478	34,619
State	(2,571)	844	(1,861)
Foreign	(34,232)	(917)	—

	(79,505)	1,405	32,758

Total	$(70,020)	$(11,476)	$185,692

      The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Fiscal Year Ended May 31,

	2003	2002	2001

Computed tax (benefit) expense at federal statutory rate on the (loss) earnings before income taxes and minority interest	$(63,490)	$(31,688)	$126,409
Nondeductible amortization resulting from acquired subsidiaries	—	2,858	1,872
Minority interest in (income) loss of subsidiaries	(173)	539	3,695
Difference in gain on dispositions related to nondeductible goodwill	—	—	16,171
State and local income tax provision, net of federal income tax benefit	(279)	2,625	27,977
Book impairment of nondeductible basis difference	(17,720)	2,101	—
Acquired tax NOLs for which no tax benefit had been previously recorded	—	(5,877)	—
Nondeductible interest related to high yield debt obligation	1,971	677	1,286
Basis difference realized upon disposition of subsidiaries	(2,776)	—	—
Foreign tax rate differential	620	—	—
Foreign loss not subject to income tax	7,971	16,703	8,404
Dominican Republic valuation allowance	2,704	—	—
Other	1,152	586	(122)

	$(70,020)	$(11,476)	$185,692

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Fiscal Year Ended May 31,

	2003	2002

Deferred Tax Assets:
Tax loss and credit carryforwards	$59,767	$56,325
High yield debt obligation	15,035	5,910
Unrealized loss on interest rate swaps	3,193	5,227
Bad debt reserve	3,210	3,046
Deferred income	2,600	2,644
Other	2,593	3,915
Valuation allowance	(14,285)	(8,253)

	72,113	68,814

Deferred Tax Liabilities:
Amortization of intangible assets	60,303	56,020
Depreciation of fixed assets	66,594	75,721

	126,897	131,741

Net deferred tax liabilities	$(54,784)	$(62,927)

      At May 31, 2003, the Company’s consolidated balance sheet includes a current deferred tax asset of $8,004 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $62,788.

      At May 31, 2003, the Company had approximately $65,971 of net operating loss carryforwards for federal income tax purposes, expiring between 2012 and 2022, approximately $28,014 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $167,477 of state tax net operating loss carryforwards, expiring between 2004 and 2019. A valuation allowance has been recorded against approximately $98,232 of the state net operating loss carryforwards. In addition, the Company had approximately $7,724 of net operating loss carryforwards for Dominican Republic income tax purposes which will expire in 2006. A full valuation allowance has been recorded against these net operating loss carryforwards.

      At May 31, 2003, the Company has U.S. federal minimum tax credit carryforwards of approximately $21,966 and Puerto Rico minimum tax credit carryforwards of approximately $638 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $0, $332 and $1,054 for the years ended May 31, 2003, 2002 and 2001, respectively.

      The Company recorded a decrease in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $3,193.

Expense in Lieu of Income Taxes:

      In accordance with the terms of the Concession Contract signed with the Dominican Government, which was in effect until December 2002, AACR, an 80% owned subsidiary of the Company, had an exemption from income tax. Rather, AACR was subject to a Canon Tax equal to 10% of gross Dominican Republic revenue, after deducting charges for access to the local network, plus 10% of net international settlement revenue. The Canon Tax, which was included in cost of services in the consolidated statements of operations, is based on the amounts collected monthly by AACR and is payable within the first ten days of the month following collection.

      Effective January 1, 2003, all telecommunications companies in the Dominican Republic were required to adopt the tax system established by the Dominican Republic Tax Code. Therefore, AACR will no longer be subject to the Canon Tax but will now pay a tax equal to 25% of taxable profits with a minimum tax of 1.5% on gross revenue. The change to the income tax system did not have a material effect on the Company’s consolidated financial position for the year ended May 31, 2003.

Note 11. Related Party Transactions

      Welsh Carson and its affiliates hold approximately 59% of the Company’s outstanding common stock, and The Blackstone Group and its affiliates hold approximately 29% of the Company’s outstanding common stock. The Company entered into a stockholders’ agreement with Welsh Carson VIII and Blackstone Capital Partners (“Blackstone”), under which an affiliate of each of Welsh Carson VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the years ended May 31, 2003, 2002 and 2001. At May 31, 2003 and 2002, $125 of such amounts was recorded within payable to affiliates in the Company’s consolidated balance sheets.

      In 1999, we issued the Mezzanine Debt to an affiliate of Welsh Carson. All of the Mezzanine Debt is currently held by an affiliate of Welsh Carson. The issuance has been allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt currently bears paid-in-kind interest at a rate of 13% per annum.

      We have been informed by the administrative agent under the senior credit facility that, as of May 31, 2002, we have used up all remaining baskets under the senior credit facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the senior credit facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt.

      The Company is a party to various transactions involving entities controlled by Abraham Selman, the 20% minority shareholder in AACR. During the year ended May 31, 2003, the Company paid entities owned by Mr. Selman amounts totaling approximately $1,451, including $1,290 related to the build-out of AACR’s

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

operations in the Dominican Republic. At May 31, 2003, the Company owed approximately $52 to entities controlled by Mr. Selman. At May 31, 2003, the Company was owed approximately $258 by companies under Mr. Selman’s control.

      In connection with our $500 million Senior Notes offering and related amendment to the senior credit facility, we agreed to reimburse Welsh Carson and The Blackstone Group for their outside counsel legal fees in the amount of $1,118.7 and $125, respectively.

Note 12. Commitments and Contingencies

Legal Proceedings:

      The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases is to be held on September 2, 2003 in a state court in Louisiana. Damages payable by the Company could be significant, although the Company does not believe any damage payments would have a material adverse effect on its consolidated results of operations.

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

      The ultimate outcome of these matters cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of Centennial, if any, with respect to these matters is not determinable at this time.

      To the Company’s knowledge, there are no other material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is subject that is likely to have a material adverse effect on the Company’s business or consolidated results of operations.

Lease Commitments:

      The Company leases facilities and equipment under noncancelable operating leases. Additionally, as discussed in Note 4 to the Consolidated Financial Statements, during the year ended May 31, 2003, the Company entered into sale-leaseback transactions where the Company sold telecommunication towers and leased back the same telecommunications towers. As a result of provisions in the sale and lease-back agreement that provides for continuing involvement by the Company, the Company will account for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers and will account for substantially all of its payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. Terms of the leases, including renewal options and escalation clauses, vary by lease.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      As of May 31, 2003, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

			Net
	Operating	Less:	Operating	Capital
	Leases	Sublease	Leases	Leases

May 31, 2004.	$23,418	$660	$22,758	$1,601
May 31, 2005.	21,173	606	20,567	1,649
May 31, 2006.	17,845	435	17,410	1,697
May 31, 2007.	13,713	193	13,520	1,748
May 31, 2008.	10,119	61	10,058	1,804
May 31, 2009 and thereafter	100,008	—	100,008	37,199

Total minimum lease payments	$186,276	$1,955	$184,321	$45,698

Less amount representing interest				(30,774)

Present value of net minimum lease payments				$14,924

      Rent expense under operating leases was approximately $24,259, $23,131 and $16,757 for the years ended May 31, 2003, 2002 and 2001, respectively.

     Other Commitments and Contingencies:

      In May 2003, the Company entered into a multi-year agreement with Ericsson, Inc., to purchase equipment and services from Ericsson to overlay the Company’s U.S. wireless networks with global system for mobile communications (“GSM”)/general packet radio service (“GPRS”) technology.

      In fiscal year 2003 the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology (“TDMA”) and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless expenditure levels, of approximately $20,000 to $30,000 over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term.

      During the year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153,000 principal amount of the 10 3/4% Notes. Together with the previous purchases, the Welsh Carson affiliate holds approximately $189,000 principal amount of the 10 3/4% Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets.

      In July 2001, the Company entered into an agreement with Nortel Networks pursuant to which the Company agreed, subject to certain conditions, to purchase equipment and installation services for its U.S.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

wireless operations through June 30, 2003 at a cost of approximately $40,000. The Company has committed to purchase $39,060 under this agreement as of May 31, 2003.

Note 13. Condensed Consolidating Financial Data

      CCOC and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 Subordinated Debt issued by the Company, and CPROC has guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2003
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Assets
Current assets:
Cash and cash equivalents	$36,308	$—	$33,384	$—	$—	$69,692
Accounts receivable — net	31,714	—	40,557	—	(494)	71,777
Inventory — phones and accessories, net	1,704	—	3,985	—	—	5,689
Prepaid expenses and other current assets	4,792	—	29,578	—	—	34,370

Total current assets	74,518	—	107,504	—	(494)	181,528
Property, plant & equipment, net	261,452	—	414,122	—	—	675,574
Equity investments in wireless systems, net	—	—	2,568	—	—	2,568
Debt issuance costs, net	16,832	—	22,610	—	—	39,442
U.S. wireless licenses, net	—	—	371,766	—	—	371,766
Caribbean wireless licenses, net	—	—	71,492	—	—	71,492
Cable franchise costs, net	—	—	52,139	—	—	52,139
Goodwill, net	4,186	—	22,518	—	—	26,704
Intercompany	—	1,311,057	993,929	594,399	(2,899,385)	—
Investment in subsidiaries	—	(467,678)	732,008	(918,785)	654,455	—
Other assets, net	5,119	—	20,516	—	—	25,635

Total	$362,107	$843,379	$2,811,172	$(324,386)	$(2,245,424)	$1,446,848

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$27,961	$56,875	$4,565	$—	$—	$89,401
Accounts payable	8,256	—	10,533	—	—	18,789
Accrued expenses and other current liabilities	30,620	—	141,675	—	(494)	171,801
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	66,837	56,875	156,898	—	(494)	280,116
Long-term debt	651,039	781,469	34,357	202,794	—	1,669,659
Deferred federal income taxes	—	—	62,788	—	—	62,788
Other liabilities	—	7,914	5,097	—	—	13,011
Intercompany	26,030	920,500	1,905,456	47,310	(2,899,296)	—
Minority Interest	—	—	360	—	—	360
Stockholders’ equity (deficit):
Common stock	—	—	237	958	(237)	958
Preferred stock	465,000	—	177,120	—	(642,120)	—
Additional paid-in capital	(818,498)	—	1,329,543	437,018	(511,044)	437,019
Accumulated deficit	(28,301)	(918,785)	(860,680)	(1,011,389)	1,807,767	(1,011,388)
Accumulated other comprehensive loss	—	(4,594)	—	—	—	(4,594)

	(381,799)	(923,379)	646,220	(573,413)	654,366	(578,005)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)
Deferred compensation	—	—	(4)	—	—	(4)

Total stockholders’ equity (deficit)	(381,799)	(923,379)	646,216	(574,490)	654,366	(579,086)

Total	$362,107	$843,379	$2,811,172	$(324,386)	$(2,245,424)	$1,446,848

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2003
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$292,153	$—	$461,532	$—	$(7,950)	$745,735

Costs and expenses:
Cost of equipment sold	21,988	—	49,688	—	—	71,676
Cost of services	47,447	—	111,631	—	(3,569)	155,509
Sales and marketing	34,874	—	58,068	—	—	92,942
General and administrative	61,861	—	77,438	—	(4,381)	134,918
Depreciation and amortization	61,732	—	77,571	—	—	139,303
Loss on impairment of assets	—	—	189,492	—	—	189,492
Loss on disposition of assets	1,047	—	(2,876)	—	—	(1,829)

	228,949	—	561,012	—	(7,950)	782,011

Operating income (loss)	63,204	—	(99,480)	—	—	(36,276)

Income from equity investments	—	—	192	—	—	192
Income (loss) from investments in subsidiaries	—	(83,542)	26,317	(83,542)	140,767	—
Interest expense — net	(36,887)	(53,730)	(25,323)	(28,332)	—	(144,272)
Other	—	—	(1,045)	—	—	(1,045)
Intercompany interest allocation	—	53,730	(53,730)	—	—	—

Income (loss) before income tax expense and minority interest	26,317	(83,542)	(153,069)	(111,874)	140,767	(181,401)
Income tax benefit	—	—	70,020	—	—	70,020

Income (loss) before minority interest	26,317	(83,542)	(83,049)	(111,874)	140,767	(111,381)
Minority interest in loss of subsidiaries	—	—	(493)	—	—	(493)

Net income (loss)	$26,317	$(83,542)	$(83,542)	$(111,874)	$140,767	$(111,874)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2003
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net income (loss)	$26,317	$(83,542)	$(83,542)	$(111,874)	$140,767	$(111,874)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,732		77,571	—	—	139,303
Non cash paid-in kind interest	—	—	—	25,892	—	25,892
Minority interest in loss of subsidiaries	—	—	493	—	—	493
Deferred taxes	—	—	(79,504)			(79,504)
Income from equity investments	—	—	(192)	—	—	(192)
Loss on impairment of assets	—	—	189,492	—	—	189,492
Equity in undistributed earnings of subsidiaries	—	83,542	(26,317)	83,542	(140,767)	—
Loss (gain) on disposition of assets	1,047	—	(2,876)	—	—	(1,829)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:				—	—	—
Accounts receivable — (increase)	14,783	—	2,396	—	211	17,390
Prepaid expenses and other current assets — decrease	(853)	—	(5,559)	—	—	(6,412)
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	844	—	27,485	—	(211)	28,118
Deferred revenue and customer deposits — (decrease)	(699)	—	(789)	—	—	(1,488)
Other	16,296	—	(22,365)	2,683	—	(3,386)

Total adjustments	93,150	83,542	159,835	112,117	(140,767)	307,877

Net cash provided by operating activities	119,467	—	76,293	243	—	196,003

Investing activities:
Proceeds from disposition of assets, net of cash expenses	—	—	25,199	—	—	25,199
Payments, net, for assets held under capital leases	—	—	(105)	—	—	(105)
Distributions received from equity investments	—	—	67	—	—	67
Capital expenditures	(64,880)	—	(68,229)	—	—	(133,109)

Net cash used in investing activities	(64,880)	—	(43,068)	—	—	(107,948)

Financing activities:
Proceeds from the issuance of long-term debt	335	20,000	16,063	—	—	36,398
Repayment of debt	(21,706)	(20,000)	(3,832)	(40,625)	—	(86,163)
Debt issuance costs	—	—	(2,954)	—	—	(2,954)
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	485	—	485
Cash received from (paid to) affiliates	5,652	—	56	—	(5,708)	—
Cash advances from parent (to subsidiaries)	(16,099)	—	(29,506)	39,897	5,708	—

Net cash used in financing activities	(31,818)	—	(20,173)	(243)	—	(52,234)

Net increase in cash and cash equivalents	22,769	—	13,052	—	—	35,821
Cash and cash equivalents, beginning of period	13,539	—	20,332	—	—	33,871

Cash and cash equivalents, end of period	$36,308	$—	$33,384	$—	$—	$69,692

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2002
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Assets
Current assets:
Cash and cash equivalents	$13,539	$—	$20,332	$—	$—	$33,871
Accounts receivable — net	46,440	—	43,794	—	(1,458)	88,776
Inventory — phones and accessories — net	1,636	—	10,502	—	—	12,138
Prepaid expenses and other current assets	3,966	—	16,918	—	—	20,884

Total current assets	65,581	—	91,546	—	(1,458)	155,669
Property, plant & equipment — net	270,073	—	471,220	—	—	741,293
Equity investments in wireless systems — net	—	—	2,443	—	—	2,443
Debt issuance costs — net	20,884	—	22,670	—	—	43,554
U.S. wireless licenses — net	—	—	326,711	—	—	326,711
Caribbean wireless licenses — net	—	—	72,492	—	—	72,492
Goodwill — net	4,186	—	23,798	—	—	27,984
Franchise license costs — net	—	—	193,021	—	—	193,021
Intercompany	—	1,324,446	980,084	593,824	(2,898,354)	—
Investment in subsidiaries	—	(360,241)	556,719	(842,768)	646,290	—
Other assets — net	5,413	5,227	38,929	—	(5,227)	44,342

Total	$366,137	$969,432	$2,779,633	$(248,944)	$(2,258,749)	$1,607,509

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$21,631	$40,625	$3,539	$—	$—	$65,795
Accounts payable	17,478	—	14,076	—	(1,050)	30,504
Accrued expenses and other current liabilities	35,077	—	119,930	—	(408)	154,599
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	74,186	40,625	137,670	—	(1,458)	251,023
Long-term debt	678,740	838,125	51,109	174,748	—	1,742,722
Deferred federal income taxes	—	—	76,004	—	(5,227)	70,777
Other liabilities	—	12,946	—	—	—	12,946
Intercompany	21,324	920,500	1,909,449	47,243	(2,898,516)	—
Minority interest	—	—	976	—	—	976
Stockholders’ equity (deficit):
Common stock	—	—	—	955	—	955
Preferred stock	465,000	—	—	—	(465,000)	—
Additional paid-in capital	(818,498)	—	1,381,565	436,273	(563,067)	436,273
Accumulated deficit	(54,615)	(835,242)	(777,140)	(899,514)	1,666,997	(899,514)
Accumulated other comprehensive loss	—	(7,522)	—	(7,522)	7,522	(7,522)

	(408,113)	(842,764)	604,425	(469,808)	646,452	(469,808)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)
Deferred compensation	—	—	—	(50)	—	(50)

Total stockholders’ equity (deficit)	(408,113)	(842,764)	604,425	(470,935)	646,452	(470,935)

Total	$366,137	$969,432	$2,779,633	$(248,944)	$(2,258,749)	$1,607,509

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2002
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net income (loss)	$11,077	$(57,131)	$(57,131)	$(77,521)	$103,185	$(77,521)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,205	—	98,742	—	—	158,947
Non cash paid-in kind interest	—	—	—	1,148	—	1,148
Minority interest in loss of subsidiaries	—	—	(1,542)	—	—	(1,542)
Deferred income taxes	—	—	1,405	—	—	1,405
Income from equity investments	—	—	(564)	—	—	(564)
Equity in undistributed earnings of subsidiaries	—	57,131	(11,077)	57,131	(103,185)	—
Loss on impairment of assets	—	—	33,985	—	—	33,985
Gain (loss) on disposition of assets	(22)	—	547	—	—	525
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase)	(12,817)	—	(4,780)	—	1,458	(16,139)
Prepaid expenses and other current assets — decrease	737	—	3,333	—	—	4,070
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	1,392	—	(8,766)	—	(1,458)	(8,832)
Deferred revenue and customer deposits — increase	5,924	—	4,869	—	—	10,793
Non cash expenses and other	27,834	—	(20,090)	1,201	—	8,945

Total adjustments	83,253	57,131	96,062	59,480	(103,185)	192,741

Net cash provided by (used in) operating activities	94,330	—	38,931	(18,041)	—	115,220

Investing activities:
Proceeds from disposition of assets, net of cash expenses	122	—	95	—	—	217
Capital expenditures	(91,226)	—	(123,453)	—	—	(214,679)
Acquisitions, net of cash acquired	—	—	(1,323)	—	—	(1,323)
Payments, net, for assets held under capital leases	—	—	(9,100)	—	—	(9,100)
Distributions received from equity investments	—	—	43	—	—	43

Net cash used in investing activities	(91,104)	—	(133,738)	—	—	(224,842)

Financing activities:
Proceeds from the issuance of long-term debt	55,000	98,000	50,251	—	—	203,251
Repayment of debt	(17,129)	(70,250)	(595)	(1,388)	—	(89,362)
Debt issuance costs paid	(4,000)	—	(576)	—	—	(4,576)
Proceeds from the exercise of stock options	—	—	—	1,587	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	1,898	—	1,898
Capital contributed from minority interest in subsidiaries	—	—	7,350	—	—	7,350
Cash received from (paid to) affiliates	(32,458)	(27,750)	60,208	—	—	—
Cash advances from subsidiaries (to parent)	—	—	(15,944)	15,944	—	—

Net cash provided by financing activities	1,413	—	100,694	18,041	—	120,148

Net decrease in cash and cash equivalents	4,639	—	5,887	—	—	10,526
Cash and cash equivalents, beginning of period	8,900	—	14,445	—	—	23,345

Cash and cash equivalents, end of period	$13,539	$—	$20,332	$—	$—	$33,871

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2001
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities
Net (loss) income	$(7,590)	$204,091	$204,091	$182,917	$(400,592)	$182,917

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,158	—	65,486	—	—	114,644
Minority interest in loss of subsidiaries	—	—	(11,161)	—	—	(11,161)
Deferred income taxes	—	—	32,758	—	—	32,758
Income from equity investments	—	—	(8,033)	—	—	(8,033)
Equity in undistributed earnings of subsidiaries	—	(204,091)	7,590	(204,091)	400,592	—
(Gain) loss on disposition of assets	(5)	—	(369,176)	—	—	(369,181)
Cumulative effect of change in accounting principle	1,626	—	2,093	—	—	3,719
Noncash expenses	15,380	—	(17,630)	2,250	—	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase)	(6,570)	—	(4,092)	—	—	(10,662)
Prepaid expenses and other current assets — (increase)	(2,796)	—	(12,518)	—	—	(15,314)
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	(4,378)	—	39,585	—	—	35,207
Deferred revenue and customer deposits — increase	8,632	—	6,773	—	—	15,405
Other	3,427	—	3,430	—	—	6,857

Total adjustments	64,474	(204,091)	(264,895)	(201,841)	400,592	(205,761)

Net cash provided by (used in) operating activities	56,884	—	(60,804)	(18,924)	—	(22,844)

Investing activities:
Proceeds from disposition of assets, net of cash expenses	6	—	489,721	—	—	489,727
Capital expenditures	(90,721)	—	(134,257)	—	—	(224,978)
Acquisitions, net of cash acquired	(2,002)	—	(342,167)	—	—	(344,169)
Deposits on long-term assets	—	—	(30,000)	—	—	(30,000)
Proceeds from maturity of restricted securities	—	—	19,888	—	—	19,888
Purchase of short-term investments	—	—	(250,519)	—	—	(250,519)
Proceeds from sale of short-term investments	—	—	252,626	—	—	252,626
Distributions received from equity investments	—	—	16,423	—	—	16,423
Capital contributed to equity investments	—	—	(821)	—	—	(821)

Net cash (used in) provided by investing activities	(92,717)	—	20,894	—	—	(71,823)

Financing activities:
Proceeds from the issuance of long-term debt	213,400	186,000	4,365	—	—	403,765
Repayment of debt	(238,900)	(40,000)	(19,813)	—	—	(298,713)
Debt issuance costs paid	—	—	(2,220)	—	—	(2,220)
Proceeds from the exercise of stock options	—	—	—	2,301	—	2,301
Cash received from (paid to) affiliates	65,255	(146,000)	80,745	—	—	—
Cash advances from subsidiaries (to parent)	63	—	(16,686)	16,623	—	—

Net cash provided by financing activities	39,818	—	46,391	18,924	—	105,133

Net increase in cash and cash equivalents	3,985	—	6,481	—	—	10,466
Cash and cash equivalents, beginning of year	4,915	—	7,964	—	—	12,879

Cash and cash equivalents, end of year	$8,900	$—	$14,445	$—	$—	$23,345

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Note 14. Segment Information

      The Company’s consolidated financial statements include three distinct business segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its segments based on the types of services offered and geographic location. U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also includes the Company’s wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also includes Infochannel Limited until its disposition in January 2003. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as earnings before cumulative effect of change in accounting principle, minority interest in income (loss) of subsidiaries, income tax (benefit) expense, other non-operating (income) loss, net interest expense, income from equity investments, (gain) loss on disposition of assets, loss on impairment of assets, special non-cash charge and depreciation and amortization. See Note 4 for a discussion of the sale of the Company’s Jamaican wireless operation and its Jamaican Internet service provider operation.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

      Information about the Company’s operations in its three business segments for the years ended May 31, 2003, 2002 and 2001 is as follows:

	Year Ended May 31,

	2003	2002	2001

U.S. wireless
Service revenue	$259,164	$246,779	$240,856
Roaming revenue	77,628	92,584	109,487
Equipment sales	16,440	11,688	14,551

Total revenue	353,232	351,051	364,894
Adjusted operating income	160,435	148,905	152,307
Total assets	1,920,106	1,818,725	1,785,541
Capital expenditures	44,211	30,741	45,518
Caribbean wireless
Service revenue	$247,644	$222,036	$182,865
Roaming revenue	3,001	1,331	1,707
Equipment sales	10,610	11,228	12,121

Total revenue	261,255	234,595	196,693
Adjusted operating income	96,613	78,492	79,044
Total assets	376,947	440,235	413,480
Capital expenditures	50,423	110,382	116,838
Caribbean broadband
Switched revenue	$33,370	$25,820	$18,188
Dedicated revenue	39,515	31,346	20,126
Cable TV revenue	48,017	47,841	22,538
Other revenue	20,348	32,830	28,216

Total revenue	141,250	137,837	89,068
Adjusted operating income	38,642	25,199	23,757
Total assets	772,838	602,419	553,327
Capital expenditures	38,475	73,556	62,622
Eliminations
Total revenue(1)	$(10,002)	$(7,630)	$(6,763)
Total assets(2)	(1,623,043)	(1,253,870)	(1,158,073)
Consolidated
Total revenue	$745,735	$715,853	$643,892
Adjusted operating income	295,690	252,596	255,108
Total assets	1,446,848	1,607,509	1,594,275
Capital expenditures	133,109	214,679	224,978

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to Net (loss) income

	May 31,

	2003	2002	2001

Adjusted operating income	$295,690	$252,596	$255,108
Less Depreciation and amortization	(139,303)	(158,947)	(114,644)
Loss on impairment of assets	(189,492)	(33,985)	—
Gain (loss) on disposition of assets	1,829	(525)	369,181
Other	(5,000)	—	—

Operating (loss) income	(36,276)	59,139	509,645
Income from equity investments	192	564	8,033
Interest expense, net	(144,272)	(150,338)	(156,579)
Other	(1,045)	96	68
Income tax benefit (expense)	70,020	11,476	(185,692)
Minority interest (loss) income	(493)	1,542	11,161
Cumulative effect of change in accounting principle	—	—	(3,719)

Net (loss) income	$(111,874)	$(77,521)	$182,917

Note 15. Subsequent Events

      On June 20, 2003, the Company closed on its offering of the Senior Notes issued in a private placement transaction. In addition, the Company entered into an amendment to the Senior Credit Facility which provides it with additional flexibility under the financial and other covenants. Net proceeds of the offering were used to permanently repay $300,000 of the term loans under the Senior Credit Facility and the balance of the net proceeds were used to repay amounts outstanding under the revolving portion of the Senior Credit Facility and to pay fees and expenses related to the transaction. In May and July 2003, the Company amended its Cable TV Credit Facility. The amendment changed the maturity date from February 2006 to May 2005, increased the quarterly amortization payments and modified certain of the covenants. As a result of the above repayments, scheduled debt repayments for year ended May 31, 2004 have been reduced to $13,526.

      In November 2002, we offered our employees who held stock options with an exercise price of $12.15 per share or more the opportunity to cancel those options in exchange for new options on a 1-for-2 basis (i.e. 1 new option for every 2 cancelled). The new options would be granted at least six months and one day after the date the surrendered options were cancelled and would have an exercise price equal to the average of the high and low price of our common stock on the new grant date. Pursuant to this option exchange program, on December 19, 2002, we accepted for cancellation 2,913,700 options and on June 23, 2003, we issued 1,304,150 options with an exercise price of $4.365, the average of the high and low sales price on the grant date, to the employees who participated in the option exchange program.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended May 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

Note 16. Quarterly Financial Information (unaudited)

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2002	2002	2003	2003

Revenue	$191,894	$180,719	$182,030	$191,092
Operating income (loss)	41,699	30,661	(156,832)	48,196
Net (loss) income	(241)	(13,474)	(159,577)	61,418
(Loss) income per common share:
Basic	(0.00)	(0.14)	(1.67)	0.64
Diluted	(0.00)	(0.14)	(1.67)	0.64

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2001	2001	2002	2002

Revenue	$174,164	$173,369	$176,702	$191,618
Operating income (loss)	28,594	20,437	13,633	(3,525)
Net loss	(8,716)	(20,326)	(13,050)	(35,429)
Loss per common share:
Basic	(0.09)	(0.21)	(0.14)	(0.37)
Diluted	(0.09)	(0.21)	(0.14)	(0.37)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2003 and 2002, and for each of the three years in the period ended May 31, 2003, and have issued our report thereon dated August 21, 2003, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in 2003, the Company’s change in method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in fiscal 2002, and the Company’s change in method of accounting for revenue recognition to conform to U.S. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in fiscal 2001). Such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

New York, New York

August 21, 2003

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
	of year	expenses	accounts	Deductions	year

Year ended May 31, 2003
Allowance for Doubtful Accounts	$15,883	$30,043	$1,946	$38,118	$9,754

Reserve for Inventory Obsolescence	$2,775	$2,392	$(199)	$2,472	$2,496

Year ended May 31, 2002
Allowance for Doubtful Accounts	$13,047	$14,613	$946	$12,723	$15,883

Reserve for Inventory Obsolescence	$1,261	$2,140	$102	$728	$2,775

Year ended May 31, 2001
Allowance for Doubtful Accounts	$6,539	$13,792	$—	$7,284	$13,047

Reserve for Inventory Obsolescence	$1,052	$652	$—	$443	$1,261

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/MICHAEL J. SMALL

Michael J. Small
Chief Executive Officer and Director
Dated August 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL J. SMALL Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2003

/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2003

/s/ THOMAS E. BUCKS Thomas E. Bucks	Senior Vice President and Controller	August 28, 2003

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Chairman, Board of Directors	August 28, 2003

/s/ CARMEN ANA CULPEPER Carmen Ana Culpeper	Director	August 28, 2003

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	August 28, 2003

/s/ LAWRENCE H. GUFFEY Lawrence H. Guffey	Director	August 28, 2003

/s/ JAMES R. MATTHEWS James R. Matthews	Director	August 28, 2003

/s/ DAVID M. TOLLEY David M. Tolley	Director	August 28, 2003

/s/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director	August 28, 2003

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 28, 2003