Form 10-Q
period 2003-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2003-10-15
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2003
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      for the transition period from    to
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - 96,022,732 outstanding shares as of October 10, 2003

                                TABLE OF CONTENTS

Part I -  Financial Information ..............................................................................  1

Item 1    Financial Statements ...............................................................................  1
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ..............  23
Item 3    Quantitative and Qualitative Disclosures about Market Risk .........................................  48
Item 4    Controls and Procedures ............................................................................  48
Part II - Other Information ..................................................................................  50

Item 1    Legal Proceedings ..................................................................................  50
Item 2    Changes in Securities and Use of Proceeds ..........................................................  50
Item 3    Defaults Upon Senior Securities ....................................................................  50
Item 4    Submission of Matters to a Vote of Security Holders ................................................  50
Item 5    Other Information ..................................................................................  50
Item 6    Exhibits and Reports on Form 8-K ...................................................................  51

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     AUGUST 31, 2003      MAY 31, 2003
                                                                       (UNAUDITED)          (AUDITED)
                                                                     ---------------      ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $     51,894       $     69,692
    Accounts receivable, less allowance for doubtful accounts of
      $10,330 and $9,754, respectively                                       80,027             71,777
    Inventory - phones and accessories, less allowance for
      obsolescence of $2,527 and $2,496, respectively                         5,631              5,689
    Prepaid expenses and other current assets                                35,731             34,370
                                                                       ------------       ------------
        Total Current Assets                                                173,283            181,528
Property, plant and equipment, net                                          676,580            675,574
Equity investments in wireless systems, net                                   2,592              2,568
Debt issuance costs, less accumulated amortization of $28,292 and
    $33,943, respectively                                                    50,892             39,442
U.S. wireless licenses                                                      371,766            371,766
Caribbean wireless licenses, less accumulated amortization of
    $11,516 and $11,266, respectively                                        71,242             71,492
Cable franchise costs                                                        52,139             52,139
Goodwill                                                                     26,704             26,704
Customer lists                                                               15,663             18,830
Transmission and connecting rights                                              906                928
Cable facility                                                                4,390              4,450
Other assets, net                                                             1,444              1,427
                                                                       ------------       ------------
        TOTAL ASSETS                                                   $  1,447,601       $  1,446,848
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt                                  $     23,640       $     89,401
    Accounts payable                                                         20,030             18,789
    Accrued expenses and other current liabilities                          170,414            171,801
    Payable to affiliates                                                       125                125
                                                                       ------------       ------------
        Total Current Liabilities                                           214,209            280,116
Long-term debt                                                            1,726,359          1,669,659
Deferred federal income taxes                                                63,666             62,788
Other liabilities                                                            13,771             13,011
Minority interest in subsidiaries                                               494                360
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01 per share, 10,000,000
      authorized, no shares issued or outstanding                                 -                  -
    Common stock par value $0.01 per share: 140,000,000 shares authorized; issued 95,951,355 and 95,766,539 shares,
      respectively; and outstanding 95,880,852 and 95,696,036
      shares, respectively                                                      960                958
    Additional paid-in capital                                              437,534            437,019
    Accumulated deficit                                                  (1,004,984)        (1,011,388)
    Accumulated other comprehensive loss                                     (3,331)            (4,594)
                                                                       ------------       ------------
                                                                           (569,821)          (578,005)
    Less: cost of 70,503 common shares in treasury                           (1,077)            (1,077)
    Deferred compensation                                                         -                 (4)
                                                                       ------------       ------------
        Total Stockholders' Deficit                                        (570,898)          (579,086)
                                                                       ------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  1,447,601       $  1,446,848
                                                                       ============       ============

           See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                     -----------------------------------
                                                                     AUGUST 31, 2003     AUGUST 31, 2002
                                                                     ---------------     ---------------
Revenue:
    Service revenue                                                    $    195,691       $    186,622
    Equipment sales                                                           7,861              5,272
                                                                       ------------       ------------
                                                                            203,552            191,894
                                                                       ------------       ------------

Costs and Expenses:
    Cost of services                                                         40,687             42,268
    Cost of equipment sold                                                   21,638             15,171
    Sales and marketing                                                      22,769             23,831
    General and administrative                                               35,081             34,819
    Depreciation and amortization                                            35,067             36,481
    Loss (gain) on disposition of assets                                         17             (2,375)
                                                                       ------------       ------------
                                                                            155,259            150,195
                                                                       ------------       ------------

Operating income                                                             48,293             41,699
                                                                       ------------       ------------

Income from equity investments                                                   24                 54
Interest expense, net                                                       (49,598)           (38,273)
Other expense                                                                  (858)                (7)
                                                                       ------------       ------------

    (Loss) income before income taxes and minority interest                  (2,139)             3,473
Income tax benefit (expense)                                                  8,677             (3,765)
                                                                       ------------       ------------

    Income (loss) before minority interest                                    6,538               (292)
Minority interest in (income) loss                                             (134)                51
                                                                       ------------       ------------

Net income (loss)                                                      $      6,404       $       (241)
                                                                       ============       ============

Earnings (loss) per share:
    Basic                                                                      0.07              (0.00)
                                                                       ============       ============
    Diluted                                                            $       0.07       $      (0.00)
                                                                       ============       ============

Weighted-average number of shares outstanding:
       Basic                                                                 95,754             95,479
                                                                       ============       ============
       Diluted                                                               96,187             95,479
                                                                       ============       ============

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                         AUGUST 31,     AUGUST 31,
                                                                                            2003           2002
                                                                                        ------------   ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                   $      6,404   $       (241)
                                                                                        ------------   ------------
Adjustments to reconcile net income (loss) to net cash provided
    By operating activities:
    Depreciation and amortization                                                             35,067         36,481
    Non cash, paid-in kind interest                                                            7,029          6,188
    Minority interest income (loss)                                                              134            (51)
    Income from equity investments                                                               (24)           (54)
    Loss (gain) on disposition of assets                                                          17         (2,375)
    Changes in assets and liabilities, net of effects of acquisitions and
    dispositions and other                                                                      (298)         5,705
                                                                                        ------------   ------------
    Total adjustments                                                                         41,925         45,894
                                                                                        ------------   ------------
        Net cash provided by operating activities                                             48,329         45,653
                                                                                        ------------   ------------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                  1,681          1,017
    Capital expenditures                                                                     (26,275)       (35,465)
                                                                                        ------------   ------------
        Net cash used in investing activities                                                (24,594)       (34,448)
                                                                                        ------------   ------------
FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                             500,861         11,848
    Repayment of debt                                                                       (520,700)       (33,359)
    Debt issuance costs paid                                                                 (22,211)             -
    Proceeds from the exercise of stock options                                                  127              -
    Proceeds from issuance of common stock under employee stock purchase plan                    390            483
                                                                                        ------------   ------------
        Net cash used in financing activities                                                (41,533)       (21,028)
                                                                                        ------------   ------------

Net decrease in cash and cash equivalents                                                    (17,798)        (9,823)
Cash and cash equivalents, beginning of period                                                69,692         33,871
                                                                                        ------------   ------------
Cash and cash equivalents, end of period                                                $     51,894   $     24,048
                                                                                        ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the year for:
    Interest                                                                            $     33,152   $     37,042
                                                                                        ============   ============
    Income taxes                                                                        $        603   $        188
                                                                                        ============   ============
NON-CASH TRANSACTION:
    Fixed assets acquired under capital leases                                          $      2,958   $          -
                                                                                        ============   ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. These condensed consolidated financial statements do not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2003 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2003 and the results of its consolidated operations and cash flows for the periods ended August 31, 2003 and 2002. The consolidated balance sheet at May 31, 2003 is audited.

Income Taxes:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, the Company has recorded its tax benefit for the quarter ended August 31, 2003 based on its projected annual worldwide effective tax rate of 405.7%.

         The Company's projected annual worldwide effective tax rate of 405.7% is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, certain interest expense related to the Company's Mezzanine Debt that is not deductible for U.S. income tax purposes and certain foreign taxes for which the company cannot claim a foreign tax credit. See Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Stock-Based Compensation:

         Stock-based compensation issued to employees and directors is valued using the intrinsic value method under APB No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply APB No. 25 and follow the disclosure only provisions of SFAS No. 123.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No.

148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual financial statement reporting requirements for the fiscal year ended May 31, 2003 and the interim periods reporting disclosure requirements of SFAS No. 148 during the three month period ended August 31, 2003.

         For disclosure purposes, pro forma net income (loss) and earnings
(loss) per share as if the Company had applied SFAS No. 123 are shown below:

                                           THREE MONTHS ENDED
                                               AUGUST 31,
                                       ---------------------------
                                           2003           2002
                                       ------------    -----------
Net income (loss):
  As reported.....................     $      6,404    $      (241)
  Pro forma.......................     $      6,057    $    (2,728)
Earnings (loss) per share:
  Basic:   As reported..............   $       0.07    $     (0.00)
           Pro forma................   $       0.06    $     (0.03)
  Diluted: As reported............     $       0.07    $     (0.00)
           Pro forma..............     $       0.06    $     (0.03)

         The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                           THREE MONTHS ENDED
                                               AUGUST 31,
                                         ----------------------
                                          2003           2002
                                         -------        -------
Expected volatility...............         127.8%         128.4%
Risk-free interest rate...........           3.5%           2.3%
Expected lives of option grants...       4 years        4 years
Expected dividend yield...........          0.00%          0.00%

Reclassifications:

         Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

         The following table presents the intangible assets not subject to amortization:

                                           AS OF            AS OF
                                      AUGUST 31, 2003    MAY 31, 2003
                                      ---------------    ------------
U.S. wireless licenses                 $    371,766      $   371,766
Caribbean wireless licenses -
   Puerto Rico                               54,159           54,159
Cable franchise costs                        52,139           52,139
                                       ------------      -----------
Total                                  $    478,064      $   478,064
                                       ============      ===========

         The following table presents other intangible assets subject to amortization:

                                               AS OF AUGUST 31, 2003           AS OF MAY 31, 2003
                                            --------------------------      -----------------------
                                              GROSS                          GROSS
                               USEFUL       CARRYING      ACCUMULATED       CARRYING   ACCUMULATED
                                LIFE         AMOUNT       AMORTIZATION       AMOUNT    AMORTIZATION
                              ---------     --------      ------------      --------   ------------
Caribbean wireless
  licenses --
  Dominican Republic......    20 years      $ 20,000        $   2,917       $ 20,000     $  2,667
Customer lists............    4-5 years       48,470           32,807         48,470       29,640
Transmission and
  connecting rights.......    25 years         2,192            1,286          2,192        1,264
Cable facility............    25 years         6,000            1,610          6,000        1,550
                                            --------        ---------       --------     --------
Total.....................                  $ 76,662        $  38,620       $ 76,662     $ 35,121
                                            ========        =========       ========     ========

         Other intangible assets amortization expense was $3,499 for the three months ended August 31, 2003. Based solely on the finite lived intangible assets at August 31, 2003, amortization expense is estimated to be $8,179 for the remainder of fiscal 2004, $7,017 in 2005, $4,119 in 2006, $1,328 in 2007 and
$1,328 in 2008.

Goodwill

         The goodwill balance in the Caribbean wireless segment was $22,517 at August 31 and May 31, 2003. The goodwill balance in the Caribbean broadband segment at August 31 and May 31, 2003 was $4,187.

NOTE 3. DEBT

         Long-term debt consists of the following:

                                                                        AUGUST 31,       MAY 31,
                                                                           2003           2003
                                                                       ---------------------------
Senior Credit Facility - Term Loans                                    $    627,622   $    946,864
Senior Credit Facility - Revolving Credit Facility                                -        200,000
10 1/8% Senior Notes due 2013                                               500,000              -
10 3/4% Subordinated Notes due 2008                                         370,000        370,000
Mezzanine Debt                                                              210,354        202,794
Cable TV Credit Facility                                                     10,253         11,688
Capital Lease Obligation                                                     18,172         14,924
Financing Obligation - Tower Sale                                            13,379         12,571
10 1/8% Senior Notes due 2005                                                   219            219
                                                                       ---------------------------
    Total Long-Term Debt                                                  1,749,999      1,759,060
Current Portion of Long-Term Debt                                           (23,640)       (89,401)
                                                                       ---------------------------
    Net Long-Term Debt                                                 $  1,726,359   $  1,669,659
                                                                       ---------------------------

         The Company's Senior Secured Credit Facility (the "Senior Credit Facility") includes four term loans. The borrowers under the Senior Credit Facility are Centennial Cellular Operating Co. LLC ("CCOC") for a term loan with an original principal amount of $325,000, of which $177,362 is outstanding as of August 31, 2003, and Centennial Puerto Rico Operations Corp. ("CPROC") for three separate term loans aggregating an original principal amount of $719,375, of which $450,260 is outstanding as of August 31, 2003. The Senior Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $0 is outstanding as of August 31, 2003. The revolving credit facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the London Inter-Bank Offering Rate ("LIBOR") plus the applicable margin. The maximum applicable margin for the term loans and revolving credit facility ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBOR rates at the interest reset dates. The Company's obligations under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries and are collateralized by liens on substantially all of the Company's assets. See later in this Note for a further description of the Senior Credit Facility.

         On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the "Senior Notes"), in a private placement transaction. On October 10, 2003, the SEC declared effective the Company's registration statement, which registered the Senior Notes. CPROC is a guarantor of the Senior Notes. In connection with the sale of Senior Notes, on June 20, 2003, the Company amended the Senior Credit Facility. The Company used the net proceeds from the offering to make repayments under the Senior Credit Facility as follows:

         - $170,000 under the revolving credit facility

         - $85,000 under Term Loan A

         - $32,700 under Term Loan A-PR

         - $98,700 under Term Loan B-PR

         - $83,600 under Term Loan C-PR

         In connection with the repayments under the Senior Credit Facility, the Company wrote-off approximately $16,413, net of accumulated amortization of $7,842 in debt issuance costs.

         As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25% and certain of the financial and other covenants in the Senior Credit Facility were modified.

         The amounts outstanding under, and maturity dates of, the Senior Credit Facility are as follows:

                                     ORIGINAL            AMOUNT
                                     PRINCIPAL       OUTSTANDING AT
     SENIOR CREDIT FACILITY           AMOUNT         AUGUST 31, 2003     FINAL MATURITY DATE
     ----------------------           ------         ---------------     -------------------
                                           (IN THOUSANDS)
Revolving Credit Facility......    $     250,000    $               -      November 30, 2006
Tranche A Term Loan............          325,000              177,362      November 30, 2006
Tranche A-PR Term Loan.........          125,000               68,216      November 30, 2006
Tranche B-PR Term Loan.........          322,188              206,804      May 30, 2007
Tranche C-PR Term Loan.........          272,187              175,240      November 30, 2007
                                   -------------    -----------------
  Total........................    $   1,294,375    $         627,622
                                   =============    =================

         In December 1998, the Company and CCOC issued $370,000 of senior subordinated notes due 2008 (the "Senior Subordinated Notes") to qualified institutional buyers in a private placement transaction. In July 1999, the Company registered the $370,000 of debt securities with the SEC. CPROC is a guarantor of the Senior Subordinated Notes.

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

         The Company was informed by the administrative agent under the Senior Credit Facility that, as of May 31, 2002, it had used up all remaining baskets under the Senior Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the Senior Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt. Paid-in-kind interest compounded on the Mezzanine Debt was $7,029 for the three months ended August 31, 2003. As of August 31, 2003, $210,354 was outstanding under the Mezzanine Debt.

         In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at LIBOR plus 3.50%. The Cable TV Credit Facility matures in May 2005. The maturity date was changed from February 2006 to May 2005 in connection with amendments to the Cable TV Credit Facility effected in May and July 2003 which also increased the quarterly amortization payments and modified certain of the covenants. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. CPROC has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of August 31, 2003, $10,253 was outstanding under the Cable TV Credit Facility.

         Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. The Company is also effectively prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at August 31, 2003.

         The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company's long-term debt at August 31, 2003, are summarized as follows:

August 31, 2004                                          $     23,640
August 31, 2005                                                95,070
August 31, 2006                                               109,380
August 31, 2007                                                28,758
August 31, 2008                                               382,460
August 31, 2009 and thereafter                              1,110,691
                                                         ------------
                                                         $  1,749,999
                                                         ============

         Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2003 and 2002 was $49,776 and $38,477, respectively.

         During the three months ended August 31, 2003, the Company recorded a reduction of $1,263, net of tax, in other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company also decreased its liabilities by $2,142 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at August 31, 2003.

NOTE 4. DISPOSITIONS

         In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal year 2003. The Company acquired its 60% interest in Infochannel Limited for $8,000 in cash.

         In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica ("CDJ"), to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. This transaction was initiated in fiscal 2002. The Company recorded a pretax gain of $2,626. The Company reduced its net liabilities by $2,626, including consolidated long-term debt of approximately $45,100 (largely comprised of the vendor financing facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

         In May 2002, the Company announced an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located throughout the Company's U.S. wireless serving areas for a purchase price of $34,100 in cash, subject to adjustment. During the year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. During the three months ended August 31, 2003, the Company sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2,553. The gain of $1,836 was deferred and is being amortized in proportion to the amortization of the leased telecommunications towers. The Company does not expect to sell any additional towers to AAT under this agreement.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143 on June 1, 2003. The Company's obligations under SFAS No. 143 arise from certain of its cell site leases and result primarily from the Company's contractual requirements to remove its equipment from such leased sites. The adoption of this statement did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual financial statement reporting requirements for the fiscal year ended May 31, 2003 and the interim reporting disclosure requirements during the period ended August 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to "SFAS 133 Implementation Issues," which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective September 1, 2003. The adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 are effective for the Company as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

         In the ordinary course of our business, the Company enters into agreements with third parties that contain indemnification provisions. Under these provisions, the Company generally indemnifies the other party for losses suffered or incurred as a result of our breach of these agreements. At times, these indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is potentially unlimited. However, the Company has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal and considered to be immaterial to the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of February 28, 2004.

         In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective September 1, 2003 and is applying it on a prospective basis. The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

         The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. A decision of the Court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe any damage payments would have a material adverse effect on its consolidated results of operations.

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

         The ultimate outcome of these matters cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of the Company, if any, with respect to these matters is not determinable at this time.

         To the Company's knowledge, there are no other material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is subject that is likely to have a material adverse effect on the Company's business or consolidated results of operations.

Lease Commitments:

         The Company leases facilities and equipment under noncancelable operating leases. Additionally, as discussed in Note 4 to the condensed consolidated financial statements, the Company entered into sale-leaseback transactions where the Company sold telecommunications towers and leased back the same telecommunications towers. As a result of provisions in the sale and lease-back agreement that provides for continuing involvement by the Company, the Company will account for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers and will account for substantially all of its payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Other Commitments and Contingencies:

         In May 2003, the Company entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay the Company's U.S. wireless networks with global system for mobile communications ("GSM")/general packet radio service ("GPRS") technology. The Company has committed to purchase a total of approximately $15,873 under the agreement.

         In June 2003, the Company entered into an amendment to its existing agreement with Nortel Networks pursuant to which Nortel Networks will supply our U.S. wireless operations with certain hardware and equipment relating to time division multiple access digital technology ("TDMA") system enhancements through November 3, 2004 at a price of $3,900.

         In fiscal year 2003 the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless expenditure levels, of approximately $20,000 to $30,000 over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term and expire in late 2004 and early 2005.

         During the year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153,000 principal amount of the 10 3/4% Senior Subordinated Notes. Together with the previous purchases, the Welsh Carson affiliate holds approximately $189,000 principal amount of the 10 3/4% Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets.

NOTE 7. SEGMENT INFORMATION

         The Company's condensed consolidated financial statements include three distinct business segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its segments based on the types of services offered and geographic location. U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also included the Company's wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), cable television and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also included Infochannel Limited until its disposition in January 2003.

         The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income
(loss) before interest, other non operating (income) expense, taxes, depreciation, amortization, loss (gain) on disposition of assets, minority interest in (income) loss of subsidiaries and income from equity investments.

         For a detailed discussion of adjusted operating income, see "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Non-GAAP Financial Measures."

         See Note 4 for a discussion of the sale of the Company's Jamaican wireless operation and its Jamaican Internet service provider operation.

         Information about the Company's operations in its three business segments as of, and for the three months ended, August 31, 2003 and 2002 is as follows:

                                       THREE MONTHS ENDED
                                            AUGUST 31,
                                  -----------------------------
                                      2003            2002
                                  ------------     ------------
                                           (UNAUDITED)
U.S. wireless
Service revenue                   $     71,868     $     65,765
Roaming revenue                         17,218           24,779
Equipment sales                          5,265            2,597
                                  ------------     ------------
  Total revenue                         94,351           93,141
Adjusted operating income               39,537           45,058
Total assets                         1,964,547        1,871,605
Capital expenditures                     8,930            9,045

Caribbean wireless
Service revenue                   $     70,381     $     62,346
Roaming revenue                          1,383              351
Equipment sales                          2,544            2,546
                                  ------------     ------------
  Total revenue                         74,308           65,243
Adjusted operating income               31,791           20,964
Total assets                           436,478          380,772
Capital expenditures                    11,211           13,320

Caribbean broadband
Switched revenue                  $      8,898     $      7,812
Dedicated revenue                       11,810            9,059
Video revenue                           12,017           12,664
Other revenue                            5,673            6,183
                                  ------------     ------------
  Total revenue                         38,398           35,718
Adjusted operating income               12,049            9,783
Total assets                           781,794          627,195
Capital expenditures                     6,134           13,100

Eliminations
Total revenue (1)                 $     (3,505)    $     (2,208)
Total assets (2)                    (1,735,218)      (1,252,896)

Consolidated
Total revenue                     $    203,552     $    191,894
Adjusted operating income               83,377           75,805
Total assets                         1,447,601        1,626,676
Capital expenditures                    26,275           35,465

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2) Elimination of intercompany investments.

Reconciliation of adjusted operating income to Net income (loss):

                                                           THREE MONTHS ENDED
                                                                AUGUST 31,
                                                       ---------------------------
                                                           2003           2002
                                                       ------------   ------------
                                                               (Unaudited)
Adjusted operating income .........................    $     83,377   $     75,805
Less: depreciation and amortization ...............         (35,067)       (36,481)
(Loss) gain on disposition of assets ..............             (17)         2,375
                                                       ------------   ------------
Operating income ..................................          48,293         41,699
Income from equity investments ....................              24             54
Interest expense, net .............................         (49,598)       (38,273)
Other .............................................            (858)            (7)
Income tax benefit (expense) ......................           8,677         (3,765)
Minority interest in (income) loss ................            (134)            51
                                                       ------------   ------------
Net income (loss) .................................    $      6,404   $       (241)
                                                       ============   ============

NOTE 8. CONDENSED CONSOLIDATING FINANCIAL DATA

         As discussed in Note 3, CCOC and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on both the Senior Subordinated Notes and the Senior Notes issued by the Company, and CPROC has unconditionally guaranteed both the Senior Subordinated Notes and the Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              AS OF AUGUST 31, 2003
                                    UNAUDITED
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial         Centennial                       Centennial                  Communications
                                     Puerto Rico          Cellular                      Communications                  Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents            $  6,221          $        -      $     45,673    $          -   $          -   $     51,894
  Accounts receivable, net               33,563                   -            47,087               -           (623)        80,027
  Inventory - phones and
     accessories, net                     1,840                   -             3,791               -              -          5,631
  Prepaid expenses and other
     current assets                       6,600                   -            29,131               -              -         35,731
                                       --------          ----------      ------------    ------------   ------------   ------------

     Total current assets                48,224                   -           125,682               -           (623)       173,283

Property, plant & equipment, net        261,482                   -           415,098               -              -        676,580

Equity investments in wireless
  systems, net                                -                   -             2,592               -              -          2,592

Debt issuance costs, net                 19,410                   -            31,482               -              -         50,892

U.S. wireless licenses                        -                   -           371,766               -              -        371,766

Caribbean wireless licenses, net              -                   -            71,242               -              -         71,242

Cable franchise costs                         -                   -            52,139               -              -         52,139

Goodwill                                  4,186                   -            22,518               -              -         26,704

Intercompany                                  -           1,326,319           993,999         594,401     (2,914,719)             -

Investment in subsidiaries                    -            (434,015)          737,208        (904,821)       601,628              -

Other assets, net                         5,065                   -            24,718               -         (7,380)        22,403
                                       --------          ----------      ------------    ------------   ------------   ------------

           Total                       $338,367          $  892,304      $  2,848,444    $   (310,420)  $ (2,321,094)  $  1,447,601
                                       ========          ==========      ============    ============   ============   ============

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term
    debt                               $  5,013          $   12,876      $      5,751    $          -   $          -   $     23,640
  Accounts payable                       11,243                   -             8,787               -              -         20,030
  Accrued expenses and other
    current liabilities                  35,591                   -           142,828               -         (8,005)       170,414
  Payable to affiliates                       -                   -               125               -              -            125
                                       --------          ----------      ------------    ------------   ------------   ------------

  Total current liabilities              51,847              12,876           157,491               -         (8,005)       214,209

Long-term debt                          621,917             861,305            32,783         210,354              -      1,726,359

Deferred federal income taxes                 -                   -            63,666               -              -         63,666

Other liabilities                             -               5,775             7,996               -              -         13,771

Intercompany                             36,633             920,500         1,910,276          47,310     (2,914,719)             -

Minority Interest                             -                   -               494               -              -            494

Stockholders' equity (deficit):
  Common stock                                -                   -               140             960           (140)           960
  Preferred stock                       465,000                   -           182,320               -       (647,320)             -
  Additional paid-in capital           (818,498)                  -         1,339,994         437,018       (520,980)       437,534
  Accumulated deficit                   (18,532)           (904,821)         (846,716)     (1,004,985)     1,770,070     (1,004,984)
  Accumulated other comprehensive
    loss                                      -              (3,331)                -               -              -         (3,331)
                                       --------          ----------      ------------    ------------   ------------   ------------
                                       (372,030)           (908,152)          675,738        (567,007)       601,630       (569,821)

  Less: treasury shares                       -                   -                 -          (1,077)             -         (1,077)
                                       --------          ----------      ------------    ------------   ------------   ------------

  Total stockholders' (deficit)
    equity                             (372,030)           (908,152)          675,738        (568,084)       601,630       (570,898)
                                       --------          ----------      ------------    ------------   ------------   ------------

           Total                       $338,367          $  892,304      $  2,848,444    $   (310,420)  $ (2,321,094)  $  1,447,601
                                       ========          ==========      ============    ============   ============   ============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                     FOR THE QUARTER ENDED AUGUST 31, 2003
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                    Centennial         Centennial                         Centennial                  Communications
                                    Puerto Rico         Cellular                        Communications                  Corp. and
                                  Operations Corp.  Operating Co. LLC   Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                  ----------------  ------------------  --------------  --------------  ------------  --------------
Revenue                               $ 83,978          $       -         $  122,440        $     -      $  (2,866)       $ 203,552
                                      -------           ---------         ----------        -------      ---------        ---------

Costs and expenses:
  Cost of services                      13,250                  -             29,382              -         (1,945)          40,687
  Cost of equipment sold                 5,803                  -             15,835              -              -           21,638
  Sales and marketing                    8,917                  -             13,852              -              -           22,769
  General and administrative            15,399                  -             20,603              -           (921)          35,081
  Depreciation and amortization         14,702                  -             20,365              -              -           35,067
  Loss (gain) on disposition of
    assets                                  73                  -                (56)             -              -               17
                                       -------          ---------         ----------        -------      ---------        ---------
                                        58,144                  -             99,981              -         (2,866)         155,259
                                       -------          ---------         ----------        -------      ---------        ---------

Operating income                        25,834                  -             22,459              -              -           48,293
                                       -------          ---------         ----------        -------      ---------        ---------
Income from equity investments               -                  -                 24              -              -               24
Income (loss) from investments in
  subsidiaries                               -             13,964              9,769         13,964        (37,697)               -
Interest expense, net                  (15,968)           (42,040)            15,970         (7,560)             -          (49,598)
Other                                        -                  -               (858)             -              -             (858)
Intercompany interest allocation             -             42,040            (42,040)             -              -                -
                                       -------          ---------         ----------        -------      ---------        ---------

Income (loss) before income tax
  expense and minority interest          9,866            (13,964)            (5,324)         6,404        (37,697)          (2,139)

Income tax expense (benefit)                97                  -             (8,774)             -              -           (8,677)
                                       -------          ---------         ----------        -------      ---------        ---------

Income (loss) before minority
  interest                               9,769             13,964             14,098          6,404        (37,697)           6,538

Minority interest in income
  (loss)                                     -                  -               (134)             -              -             (134)
                                       -------          ---------         ----------        -------      ---------        ---------

Net income (loss)                      $ 9,769          $ (13,964)        $   13,964        $ 6,404      $ (37,697)       $   6,404
                                       =======          =========         ==========        =======      =========        =========


         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                     FOR THE QUARTER ENDED AUGUST 31, 2003
                       (AMOUNTS IN THOUSANDS)

                                                                                                                         Centennial
                                      Centennial         Centennial                        Centennial                  Communication
                                      Puerto Rico         Cellular                       Communications                   Corp. and
                                    Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                    ----------------  -----------------  --------------  --------------  ------------  -------------
OPERATING ACTIVITIES:

  Net income (loss)                   $   9,769          $  13,964         $  13,964       $   6,404      $ (37,697)      $   6,404
                                      ---------          ---------         ---------       ---------      ---------       ---------
Adjustments to reconcile net
    income (loss) to net cash
    provided  by operating
    activities:

  Depreciation and amortization          14,702                  -            20,365               -              -          35,067
  Non cash paid-in king interest              -                  -                 -           7,029              -           7,029
  Minority interest in loss of
    subsidiaries                              -                  -               134               -              -             134
  Income from equity investments              -                  -               (24)              -              -             (24)
  Equity in undistributed earnings
    of  subsidiaries                          -            (13,964)           (9,769)        (13,964)        37,697               -
  Loss (gain) on disposition of
    assets                                   73                  -               (56)              -              -              17
  Changes in assets and
    liabilities, net of effects
    of acquisitions and
    dispositions
    and other                            13,418                  -           (14,247)            531              -            (298)
                                      ---------          ---------         ---------       ---------      ---------       ---------

  Total adjustments                      28,193            (13,964)           (3,597)         (6,404)        37,697          41,925
                                      ---------          ---------         ---------       ---------      ---------       ---------

     NET CASH PROVIDED BY
       OPERATING  ACTIVITIES             37,962                  -            10,367               -              -          48,329
                                      ---------          ---------         ---------       ---------      ---------       ---------

INVESTING ACTIVITIES:

  Proceeds from disposition of
    assets, net of cash expenses              -                  -             1,681               -              -           1,681
  Capital expenditures                  (11,031)                 -           (15,244)              -              -         (26,275)
                                      ---------          ---------         ---------       ---------      ---------       ---------

     NET CASH USED IN INVESTING
       ACTIVITIES                       (11,031)                 -           (13,563)              -              -         (24,594)
                                      ---------          ---------         ---------       ---------      ---------       ---------

FINANCING ACTIVITIES:

  Proceeds from the issuance of
    long-term debt                      173,400                  -           327,461               -              -         500,861
  Repayment of debt                    (228,500)              (200)         (201,238)        (90,762)             -        (520,700)
  Debt issuance costs paid                    -                  -           (22,211)              -              -         (22,211)
  Proceeds from exercise of stock
    options                                   -                  -                 -             127              -             127
  Proceeds from issuance of common
    stock under employee stock
    purchase plan                             -                  -                 -             390              -             390
  Cash (paid to) received from
    affiliates                           (1,931)                 -           (89,044)              -         90,975               -
  Cash advances from parent (to
    subsidiaries)                            13                200               517          90,245        (90,975)              -
                                      ---------          ---------         ---------       ---------      ---------       ---------

     NET CASH USED IN FINANCING
       ACTIVITIES                       (57,018)                 -            15,485               -              -         (41,533)
                                      ---------          ---------         ---------       ---------      ---------       ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           (30,087)                 -            12,289               -              -         (17,798)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    36,308                  -            33,384               -                         69,692
                                      ---------          ---------         ---------       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                           $   6,221          $       -         $  45,673       $       -        $       -     $  51,894
                                      =========          =========         =========       =========        =========     =========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial        Centennial                        Centennial                 Communications
                                     Puerto Rico         Cellular                       Communications                  Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.      Eliminations  Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents           $  36,308         $        -      $     33,384     $         -    $         -     $    69,692
  Accounts receivable - net              31,714                  -            40,557               -           (494)         71,777
  Inventory - phones and
     accessories, net                     1,704                  -             3,985               -              -           5,689
  Prepaid expenses and other
     current assets                       4,792                  -            29,578               -              -          34,370
                                      ---------         ----------      ------------     -----------    -----------     -----------

     Total current assets                74,518                  -           107,504               -           (494)        181,528

Property, plant & equipment, net        261,452                  -           414,122               -              -         675,574

Equity investments in wireless
  systems, net                                -                  -             2,568               -              -           2,568

Debt issuance costs, net                 16,832                  -            22,610               -              -          39,442

U.S. wireless licenses, net                   -                  -           371,766               -              -         371,766

Caribbean wireless licenses, net              -                  -            71,492               -              -          71,492

Cable franchise costs, net                    -                  -            52,139               -              -          52,139

Goodwill, net                             4,186                  -            22,518               -              -          26,704

Intercompany                                  -          1,311,057           993,929         594,399     (2,899,385)              -

Investment in subsidiaries                    -           (467,678)          732,008        (918,785)       654,455               -

Other assets, net                         5,119                  -            20,516               -              -          25,635
                                      ---------         ----------      ------------     -----------    -----------     -----------

     Total                            $ 362,107         $  843,379      $  2,811,172     $  (324,386)   $(2,245,424)    $ 1,446,848
                                      =========         ==========      ============     ===========    ===========     ===========

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term
   debt                               $  27,961         $   56,875      $      4,565     $         -    $         -     $    89,401
  Accounts payable                        8,256                  -            10,533               -              -          18,789
  Accrued expenses and other
      current liabilities                30,620                  -           141,675               -           (494)        171,801
  Payable to affiliates                       -                  -               125               -              -             125
                                      ---------         ----------      ------------     -----------    -----------     -----------

  Total current liabilities              66,837             56,875           156,898               -           (494)        280,116

Long-term debt                          651,039            781,469            34,357         202,794              -       1,669,659

Deferred federal income taxes                 -                  -            62,788               -              -          62,788

Other liabilities                             -              7,914             5,097               -              -          13,011

Intercompany                             26,030            920,500         1,905,456          47,310     (2,899,296)              -

Minority Interest                             -                  -               360               -              -             360

Stockholders' equity (deficit):
  Common stock                                -                  -               237             958           (237)            958
  Preferred stock                       465,000                  -           177,120               -       (642,120)              -
  Additional paid-in capital           (818,498)                 -         1,329,543         437,018       (511,044)        437,019
  Accumulated deficit                   (28,301)          (918,785)         (860,680)     (1,011,389)     1,807,767      (1,011,388)
  Accumulated other comprehensive
   loss                                       -             (4,594)                -               -              -          (4,594)
                                      ---------         ----------      ------------     -----------    -----------     -----------
                                       (381,799)          (923,379)          646,220        (573,413)       654,366        (578,005)

  Less: treasury shares                       -                  -                 -          (1,077)             -          (1,077)
  Deferred compensation                       -                  -                (4)              -              -              (4)
                                      ---------         ----------      ------------     -----------    -----------     -----------

  Total stockholders' equity
   (deficit)                           (381,799)          (923,379)          646,216        (574,490)       654,366        (579,086)
                                      ---------         ----------      ------------     -----------    -----------     -----------

  Total                               $ 362,107         $  843,379      $  2,811,172     $  (324,386)   $(2,245,424)    $ 1,446,848
                                      =========         ==========      ============     ===========    ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       Centennial
                                    Centennial         Centennial                        Centennial                   Communications
                                    Puerto Rico         Cellular                       Communications                   Corp. and
                                  Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                  ----------------  -----------------  --------------  --------------  ------------   --------------
Revenue                              $ 71,715           $      -         $ 121,427         $     -      $  (1,248)      $ 191,894
                                     --------           --------         ---------         -------      ---------       ---------

Costs and expenses:
  Cost of equipment sold                6,185                  -             8,986               -              -          15,171
  Cost of services                     12,202                  -            30,636               -           (570)         42,268
  Sales and marketing                   8,676                  -            15,155               -              -          23,831
  General and administrative           14,549                  -            20,948               -           (678)         34,819
  Depreciation and amortization        15,919                  -            20,562               -              -          36,481
  (Gain) loss on disposition of
     assets                                 -                  -            (2,375)              -              -          (2,375)
                                     --------           --------         ---------         -------      ---------       ---------
                                       57,531                  -            93,912               -         (1,248)        150,195
                                     --------           --------         ---------         -------      ---------       ---------

Operating income                       14,184                  -            27,515               -              -          41,699
                                     --------           --------         ---------         -------      ---------       ---------

Income from equity investments              -                  -                54               -              -              54
Income from investments in
  subsidiaries                              -              6,449             4,262           6,449        (17,160)              -
Interest expense - net                 (9,922)           (20,768)             (893)         (6,690)             -         (38,273)
Other                                       -                  -                (7)              -              -              (7)
Intercompany interest allocation            -             20,768           (20,768)              -              -               -
                                     --------           --------         ---------         -------      ---------       ---------

Income (loss) before income tax
  expense and minority interest         4,262              6,449            10,163            (241)       (17,160)          3,473

Income tax benefit                          -                  -            (3,765)              -              -          (3,765)
                                     --------           --------         ---------         -------      ---------       ---------

Income (loss) before minority
  interest                              4,262              6,449             6,398           (241)        (17,160)           (292)

Minority interest in loss of
  subsidiaries                              -                  -                51              -               -              51
                                     --------           --------         ---------        -------       ---------       ---------

Net income (loss)                    $  4,262           $  6,449         $   6,449        $  (241)      $ (17,160)      $    (241)
                                     ========           ========         =========        =======       =========       =========


         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                       Centennial        Centennial                        Centennial                 Communications
                                       Puerto Rico        Cellular                       Communications                 Corp. and
                                     Operations Corp. Operating Co. LLC  Non-Guarantors       Corp.      Eliminations  Subsidiaries
                                     ---------------  -----------------  --------------  --------------  ------------ --------------
OPERATING ACTIVITIES:

  Net income (loss)                     $  4,262           $  6,449         $  6,449        $   (241)       $(17,160)      $   (241)
                                        --------           --------         --------        --------        --------       --------
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:

  Depreciation and amortization           15,919                  -           20,562               -               -         36,481
  Non cash paid-in kind interest               -                  -                -           6,188               -          6,188
  Minority interest in loss of
    subsidiaries                               -                  -              (51)              -               -            (51)
  Income from equity investments               -                  -              (54)              -               -            (54)
  Equity in undistributed earnings
    of subsidiaries                            -             (6,449)          (4,262)         (6,449)         17,160              -
  Gain on disposition of assets                -                  -           (2,375)              -               -         (2,375)
  Changes in assets and liabilities,
    net of effects of acquisitions
    and dispositions and  other           11,082                  -           (5,879)            502               -          5,705
                                        --------           --------         --------        --------        --------       --------

  Total adjustments                       27,001             (6,449)           7,941             241          17,160         45,894
                                        --------           --------         --------        --------        --------       --------

     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                         31,263                  -           14,390               -               -         45,653
                                        --------           --------         --------        --------        --------       --------
INVESTING ACTIVITIES:

  Proceeds from disposition of
    assets, net of cash expenses               -                  -            1,017               -               -          1,017
  Capital expenditures                   (21,014)                 -          (14,451)              -               -        (35,465)
                                        --------           --------         --------        --------        --------       --------

     NET CASH USED IN INVESTING
       ACTIVITIES                        (21,014)                 -          (13,434)              -               -        (34,448)
                                        --------           --------         --------        --------        --------       --------

FINANCING ACTIVITIES:

  Proceeds from the issuance of
    long-term debt                             -             10,000            1,848               -               -         11,848
  Repayment of debt                       (4,311)           (28,125)            (923)              -               -        (33,359)
  Proceeds from issuance of common
    stock under employee stock
    purchase plan                              -                  -                -             483               -            483
  Cash (paid to) received from
    affiliates                           (11,348)            18,125           (6,777)              -               -              -
  Cash advances from parent (to
    subsidiaries)                              -                  -              483            (483)              -              -
                                        --------           --------         --------        --------        --------       --------

     NET CASH USED IN FINANCING
       ACTIVITIES                        (15,659)                 -           (5,369)              -               -        (21,028)
                                        --------           --------         --------        --------        --------       --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                             (5,410)                 -           (4,413)              -               -         (9,823)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     13,539                  -           20,332               -               -         33,871
                                        --------           --------         --------        --------        --------       --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $  8,129           $      -         $ 15,919        $      -        $      -       $ 24,048
                                        ========           ========         ========        ========        ========       ========

NOTE 9. SUBSEQUENT EVENTS

         On September 11, 2003, the Company announced that it planned to offer for sale approximately 30 million newly issued shares of its common stock in a public offering. In connection with the planned equity offering, on September 10, 2003, the Company and certain of its principal stockholders entered into amendments to the first amended and restated stockholders agreement and first amended and restated registration rights agreement. These amendments were to become effective upon consummation of the equity offering. On September 24, 2003, the Company announced that it had withdrawn this public offering of common stock and the amendments were terminated.

         On September 11, 2003, the Company's amended and restated certificate of incorporation, which increased the Company's authorized number of shares of the Company's common stock from 140,000,000 to 240,000,000, became effective.

         On October 10, 2003, the SEC declared effective the Company's registration statement, which registered the Senior Notes.

         During fiscal 2003, the Company submitted applications to be designated as an Eligible Telecommunications Carrier ("ETC") in Indiana, Michigan, Louisiana and Mississippi. Certification as an ETC would qualify the Company to receive federal universal service fund payments in such states. The universal service fund was established to provide support to telecommunications carriers offering basic telephone service in rural, insular and high cost areas. In September 2003, the Company was granted ETC status in Michigan and certain areas of Mississippi. Under current federal rules, in those areas where the Company has been granted ETC status, it is eligible to receive high-cost support from the universal service fund. The Company expects to begin receiving universal service funds in these two states during fiscal 2004. The Company is currently receiving federal universal service funding support as an ETC in Puerto Rico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

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

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the "Risk Factors" section of our 2003 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.

         We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

         Wireless Revenue. We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. Revenue from sales of handsets and accessories are recognized in the period these products are sold to the customer. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned, but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Revenue from activation fees is recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

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

         Our U.S. wireless and Puerto Rico personal communications services ("PCS") licenses and the cable franchise costs are treated as indefinite-lived intangible assets and are not be amortized, but rather are tested for impairment. We reevaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

         Goodwill and other intangible assets with indefinite lives (e.g., wireless licenses) are not amortized, but are subject to impairment tests. When testing the carrying value of these assets for impairment, we determine, within each operation, the fair value of aggregated indefinite-lived intangible assets by subtracting from each operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of each operation.

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

         The Company' interest rate swaps and collars qualify for hedge accounting. As such, the fair value of the swaps and collars is recorded as a liability and as a component of other comprehensive loss (net of tax). The ineffectiveness of the collar is recorded in the statement of operations as a component of interest expense.

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," or SFAS No.
149. SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to "SFAS 133 Implementation Issues," which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Stock-Based Compensation

         Stock based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Options Issued to Employees.". Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply APB No. 25 and adopt only the disclosure requirements of SFAS No. 123.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," or SFAS No. 148. SFAS No. 148 serves as an amendment to SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the transition elements of SFAS No. 148 and the annual financial statement reporting requirements for the fiscal year ended May 31, 2003 and the interim periods reporting disclosure requirements during the interim period ended August 31, 2003.

CERTAIN NON-GAAP FINANCIAL MEASURES

         Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. Throughout this Form 10-Q, we present certain financial measures that are not calculated and presented in accordance with GAAP, including "adjusted operating income." We previously referred to this non-GAAP financial measure in our filings with the United States Securities and Exchange Commission ("SEC"), press releases and other communications with investors as "adjusted EBITDA." The change to "adjusted operating income" is a change in name only and we have not changed the way we calculate current or prior results with respect to this financial measure.

         We view adjusted operating income as an operating performance measure, and as such we believe that the GAAP financial measure most directly comparable to it is net income or net loss. In calculating adjusted operating income, we exclude from net income or net loss the financial items that we believe have less significance to the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the limitations on the use of this non-GAAP financial measure as a result of these exclusions. Adjusted operating income is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. Investors and potential investors in our securities should not rely on adjusted operating income as a substitute for any GAAP financial measure. In addition, our calculation of adjusted operating income may or may not be consistent with that of other companies. We strongly urge investors and potential investors in our securities to review the reconciliation of adjusted operating income to the comparable GAAP financial measures that are included in this Form 10-Q and our consolidated financial statements, including the notes thereto, and the other financial information contained in this report and our other SEC filings and not to rely on any single financial measure to evaluate our business.

         Adjusted operating income is used by our management as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of factors and trends affecting our business than the GAAP results alone. Management also uses this financial measure as one of several criteria to determine the achievement of performance-based cash bonuses. We also regularly communicate our adjusted operating income to the public through our earnings releases because it is the financial measure commonly used by analysts that cover our industry and our investor base to evaluate our performance. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted operating income, to provide a financial measure by which to compare a company's assessment of its operating performance against that of other companies in the same industry. This non-GAAP financial measure is helpful in more clearly reflecting the sales of our products and services, as well as highlighting trends in our core businesses that may not otherwise be apparent when relying solely on GAAP financial measures, because this non-GAAP financial measure eliminates from earnings financial items that have less bearing on our performance. In addition, as our calculation of adjusted operating income is similar, but not identical, to certain financial ratios used in the financial covenants of our Senior Credit Facility and the indentures governing our Senior Subordinated Notes due 2008 and Senior Notes due 2013, and since we do not publicly disclose the calculations of these financial ratios, adjusted operating income is the most comparable financial measure that is readily available to investors to evaluate our compliance with our financial covenants.

         The term "adjusted operating income" as used in this Form 10-Q refers to, for any period, net income (loss) before interest, other non operating (income) expense,taxes, depreciation, amortization, loss (gain) on disposition of assets, minority interest in (income) loss of subsidiaries and income from equity investments.

         Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate adjusted operating income and the material limitations associated with using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure:

                    - Minority interest in (income) loss of subsidiaries relates to our minority investors' proportionate share of income or losses in our non-wholly owned subsidiaries, which generated non-cash charges to our operating results. Operating results attributable to these minority investors' investments do not necessarily result in any actual benefit or detriment to us and, therefore, we believe it would be more helpful for an investor to exclude such items as being more reflective of our core operating performance.

                    - Management does not consider income tax benefit (expense) when considering the profitability of our core operations. Nevertheless, the amount of taxes we are required to pay reduces the amount of funds otherwise available for use in our business and thus may be useful for an investor to consider.

                    - Other non-operating (income) expense relates to foreign currency translation losses in our operations in the Dominican Republic because some of our revenue in the Dominican Republic is collected in local currency, the DR peso. Although foreign currency translation gains or losses have a cash effect on our results, because some of our costs incurred in the Dominican Republic are paid in U.S. dollars, by excluding them we are better able to evaluate the real effects of changes in our core operating performance.

                    - The amount of interest expense we incur is significant and reduces the amount of funds otherwise available to use in our business and, therefore, is important for investors to consider. However, management does not consider the amount of interest expense when evaluating our core operating performance.

                    - Income from equity investments relates to our proportionate share of income or loss from the entities in which we hold minority interests. We do not control these entities and, as such, do not believe the income we receive from such entities is indicative of our core operating performance.

                    - (Loss) gain on the disposition of assets may increase or decrease the cash available to us and thus may be important for an investor to consider. We are not in the business of acquiring or disposing of assets and, therefore, the effect of the disposition of assets may not be comparable from year-to-year. We believe such gains or losses recorded on the disposition of an asset do not reflect the core operating performance of our business.

                    - Depreciation and amortization are important for investors to consider, even though they are non-cash charges, because they represent generally the wear and tear on our property, plant and equipment, which produce our revenue. We do not believe these charges are indicative of our core operating performance.

         Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.

         The following table sets forth a reconciliation of net income (loss) to adjusted operating income for our consolidated results.

RECONCILIATION OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED OPERATING INCOME

                                                THREE MONTHS ENDED
                                                    AUGUST 31,
                                                   -----------
                                                   (Unaudited)
                                           (dollar amounts in thousands)
                                           -----------------------------
                                              2003              2002
                                           -----------      ------------
Net income (loss)                            $  6,404         $   (241)
Minority interest in income (loss)                134              (51)
Income tax (benefit) expense                   (8,677)           3,765
Other non-operating expense                       858                7
Interest expense - net                         49,598           38,273
Income from equity investments                    (24)             (54)
                                             --------         --------
      Operating income                         48,293           41,699
Loss (gain) on disposition of assets               17           (2,375)
Depreciation and amortization                  35,067           36,481
                                             --------         --------
    Adjusted operating income                $ 83,377         $ 75,805
                                             ========         ========

         Our business segments were determined in accordance with GAAP. Our management measures the operating performance of each of our business segments based on adjusted operating income. Adjusted operating income is the measure of profit or loss reviewed by the chief operating decision maker when assessing the performance of each segment and making decisions about the resources to allocate to each segment. Under current United States Securities and Exchange Commission ("SEC") rules for non-GAAP financial measures, adjusted operating income as used with respect to our business segments is not required to be reconciled to a GAAP financial measure. We have, however, also provided in the following tables a reconciliation of operating income (loss) to adjusted operating income for each of our business segments.

U.S. WIRELESS

RECONCILIATION OF OPERATING INCOME TO ADJUSTED OPERATING INCOME

                                                           THREE MONTHS ENDED
                                                 -------------------------------------
                                                 AUGUST 31, 2003      AUGUST 31, 2002
                                                 ---------------      ----------------
                                                              (Unaudited)
                                                     (dollar amounts in thousands)
Operating income                                   $    30,318           $    35,825
Loss (gain) on disposition of assets                       134                    (4)
Depreciation and amortization                            9,085                 9,237
                                                   -----------           -----------
Adjusted operating income                          $    39,537           $    45,058
                                                   ===========           ===========

CARIBBEAN WIRELESS

RECONCILIATION OF OPERATING INCOME TO ADJUSTED OPERATING INCOME

                                                          THREE MONTHS ENDED
                                                 ------------------------------------
                                                 AUGUST 31, 2003      AUGUST 31, 2002
                                                 ---------------      ---------------
                                                              (Unaudited)
                                                     (dollar amounts in thousands)
Operating income                                   $    18,412          $     7,873
Loss (gain) on disposition of assets                        73               (2,370)
Depreciation and amortization                           13,306               15,461
                                                   -----------          -----------
Adjusted operating income                          $    31,791          $    20,964
                                                   ===========          ===========

CARIBBEAN BROADBAND

RECONCILIATION OF OPERATING LOSS TO ADJUSTED OPERATING INCOME

                                                            THREE MONTHS ENDED
                                                 ------------------------------------
                                                 AUGUST 31, 2003      AUGUST 31, 2002
                                                 ---------------      ---------------
                                                               (Unaudited)
                                                      (dollar amounts in thousands)
Operating loss                                     $      (437)         $    (1,999)
Gain on disposition of assets                             (190)                  (1)
Depreciation and amortization                           12,676               11,783
                                                   -----------          -----------
Adjusted operating income                          $    12,049          $     9,783
                                                   ===========          ===========

RESULTS OF OPERATIONS

         We had 971,500 wireless subscribers at August 31, 2003, as compared to 883,800 at August 31, 2002, an increase of 10%. The net income for the three months ended August 31, 2003 was $6.4 million, as compared to a net loss of $0.2 million for the three months ended August 31, 2002. Basic and diluted earnings per share for the three months ended August 31, 2003 was $0.07 as compared to basic and diluted loss per share of $0.00 for the three months ended August 31, 2002.

         In accordance with SFAS No. 109, Accounting for Income Taxes, and APB Opinion No. 28, Interim Financial Reporting, we have recorded our tax benefit for the quarter ended August 31, 2003 based on our projected annual worldwide effective tax rate of 405.7%. Previously, we announced our earnings for the three months ended August 31, 2003 using a projected annual worldwide effective tax rate of 98.5%, which was based on our belief at the time that we would be issuing thirty million shares of stock through a public offering as announced on September 11, 2003 and repaying a portion of our unsecured subordinated notes due 2009 ("Mezzanine Debt") with the proceeds of the public offering. On September 24, 2003, we announced that we would not proceed with the public offering of our common stock, and as a result, our projected annual worldwide effective tax rate increased. This increase is primarily because of lower projected pre-tax book income due to the increased interest expense as a result of our not paying down a portion of the Mezzanine Debt, and the non-deductibility for U.S. income tax purposes of a portion of such interest expense.

         Our projected annual worldwide effective tax rate of 405.7% is primarily due to book losses generated in the Dominican Republic for which, in our judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, certain interest expense related to the Company's Mezzanine Debt that is not deductible for U.S. income tax purposes and certain foreign taxes for which we cannot claim a foreign tax credit.

         As a result of our decision not to pursue an equity offering with proceeds used to pay down a portion of the Mezzanine Debt, the following numbers previously included in our first quarter press release on September 12, 2003 have changed as follows:

                                                          ACTUAL AS
                                                         REPORTED IN
                                   FIRST QUARTER        THIS QUARTERLY
                                   PRESS RELEASE      REPORT ON FORM 10-Q
                                   -------------      --------------------
                                               (Unaudited)
                                       (dollar amounts in thousands)
Income tax benefit                    $  2,107             $ 8,677
 Net (loss) income                    $   (166)            $ 6,404
(Loss) earnings per share:
  Basic and diluted                   $  (0.00)            $  0.07

         The table below summarizes the consolidated results of operations for each period:

                                                THREE MONTH ENDED
                                                    AUGUST 31,
                                              ----------------------      %
                                                2003          2002      CHANGE
                                              --------      --------    ------
                                                   (Unaudited)
                                              (in thousands, except
                                                  per share data)
Operating income....................         $  48,293      $ 41,699       16%
Net income (loss)...................             6,404          (241)       *
Earnings (loss) per share:
  Basic.............................              0.07         (0.00)       *
  Diluted...........................              0.07         (0.00)       *
Adjusted operating income(1)........            83,377        75,805       10%

----------

(1)      See "Certain Non-GAAP Financial Measures" beginning on page 26.

*        Percentage change not meaningful.

U.S. Wireless Operations

                                         THREE MONTHS ENDED
                                            (UNAUDITED)
                                        -------------------         %
(In thousands)                           8/31/03    8/31/02       CHANGE
-------------------------------------------------------------------------
Revenue:
Service revenue                         $ 71,868   $ 65,765           9%
Roaming revenue                           17,218     24,779         (31)
Equipment sales                            5,265      2,597         103
-----------------------------------------------------------------------
       Total revenue                      94,351     93,141           1
-----------------------------------------------------------------------
Costs and expenses:
Cost of services                          16,385     17,440          (6)
Cost of equipment sold                    13,083      6,110         114
Sales and marketing                       11,421     11,661          (2)
General and administrative                13,925     12,872           8
-----------------------------------------------------------------------
       Total costs and expenses           54,814     48,083          14
-----------------------------------------------------------------------
Adjusted operating income (1)             39,537     45,058         (12)
Loss (gain) on disposition of assets         134         (4)          *
Depreciation and amortization              9,085      9,237          (2)
-----------------------------------------------------------------------
Operating income                        $ 30,318   $ 35,825         (15)%
=======================================================================

*        Percentage change not meaningful.

(1)      See "Certain Non-GAAP Financial Measures" beginning on page 26.

         Revenue. U.S. wireless service revenue increased $6.1 million, or 9%, to $71.9 million in the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. The increase was due to growth in service revenue per subscriber of $5.1 million and to revenue from new subscribers of $1.0 million.

         U.S. wireless roaming revenue decreased $7.6 million, or 31%, from roaming revenues of $24.8 million for the three months ended August 31, 2002. The decrease was primarily the result of lower average roaming rates per minute of $15.0 million for the three months ended August 31, 2003, partially offset by an increase in roaming usage of $7.4 million for the same period.

         We anticipate that roaming revenue will be approximately $20.0 million lower in fiscal 2004 than in fiscal 2003 primarily due to declines in contractual roaming rates. We expect the trend of a decreasing roaming rate per minute, partially offset by an increase in roaming usage, to continue.

         Equipment sales increased $2.7 million, or 103%, during the three months ended August 31, 2003, as compared to the three months ended August 31, 2002 due to a change in the mix of phones sold, increased exchanges and upgrades and to increased activations in the current period compared to the same period in the prior year.

         Our U.S. wireless operations had approximately 548,900 and 534,000 subscribers at August 31, 2003 and 2002, respectively. During the twelve months ended August 31, 2003, increases from new activations of 163,100 were offset by subscriber cancellations of 148,200. The monthly postpaid churn rate was 1.8% for the three months ended August 31, 2003, as compared to 2.0% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors, non-payment and the lack of usage by our prepaid customers.

         U.S. wireless revenue per subscriber per month ("ARPU") was $58 for the three months ended August 31, 2003, as compared to $58 for the same period a year ago. ARPU remained flat despite the decline in roaming revenue due to an increase in retail revenue due primarily to the introduction of national rate plans. Average minutes of use per subscriber were 292 per month for the three months ended August 31, 2003 as compared to 241 for the same period last year.

         Costs and expenses. Cost of services decreased $1.1 million, or 6%, during the three months ended August 31, 2003, as compared to the three months ended August 31, 2002, primarily due to reduced roamer service cost due to lower rates on roaming agreements. This was partially offset by an increase in cost of services due to increase in variable costs associated with a larger subscription base, most notably mobile long distance expenses.

         Cost of equipment sold increased $7.0 million, or 114%, for the three months ended August 31, 2003, as compared to the same period last year, due primarily to an increase in phones used for customer retention and a change in the mix of phones.

         Sales and marketing expenses decreased $0.2 million, or 2%, for the three months ended August 31, 2003 as compared to the same period in the prior year, primarily due to decreased advertising costs and compensation costs partially offset by increased commissions.

         General and administrative expenses increased $1.1 million, or 8%, during the three months ended August 31, 2003, as compared to the three months ended August 31, 2002, primarily due to additional professional services expense relating to the Company's further documentation and testing of its internal controls in the preparation for compliance with the Sarbanes-Oxley Act of 2002 and related regulations.

         Adjusted operating income for the U.S. wireless operations was $39.5 million for the three months ended August 31, 2003, a decrease of $5.5 million, or 12%, as compared to the same period in fiscal 2003.

         Depreciation and amortization for the three months ended August 31, 2003 was $9.1 million, a decrease of $0.2 million, or 2%, from the same period in fiscal 2003. The decrease was primarily due to a decrease in depreciation expense that resulted from our changing the useful lives of our telecommunications towers from 10 years to 30 years, which change was made in the fourth quarter of fiscal 2003. This decrease was partially offset by increased depreciation related to capital expenditures made during fiscal 2003 and 2004.

         Operating income for the three months ended August 31, 2003 was $30.3 million, a decrease of $5.5 million, from operating income of $35.8 million for the same period in fiscal 2003.

Caribbean Wireless Operations

                                                 THREE MONTHS ENDED
                                                     (UNAUDITED)
                                                 -------------------        %
(In thousands)                                    8/31/03    8/31/02      CHANGE
--------------------------------------------------------------------------------
Revenue:
Service revenue                                  $ 70,381   $ 62,346          13%
Roaming revenue                                     1,383        351         294
Equipment sales                                     2,544      2,546           0
--------------------------------------------------------------------------------
       Total revenue                               74,308     65,243          14
--------------------------------------------------------------------------------
Costs and expenses:
Cost of services                                   11,597     11,730          (1)
Cost of equipment sold                              8,434      8,906          (5)
Sales and marketing                                 9,325      9,911          (6)
General and administrative                         13,161     13,732          (4)
--------------------------------------------------------------------------------
       Total costs and expenses                    42,517     44,279          (4)
--------------------------------------------------------------------------------
Adjusted operating income (1)                      31,791     20,964          52
Loss (gain) on disposition of assets                   73     (2,370)       (103)
Depreciation and amortization                      13,306     15,461         (14)
--------------------------------------------------------------------------------
Operating income                                 $ 18,412   $  7,873         134%
================================================================================

(1) See "Certain Non-GAAP Financial Measures" beginning on page 26.

         Revenue. Caribbean wireless service revenue increased $8.0 million, or 13%, to $70.4 million for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $7.9 million, as well as an increase of $0.1 million in service revenue per subscriber.

         Revenue from Caribbean wireless roaming increased $1.0 million, or 294%, for the three months ended August 31, 2003 from roaming revenue of $0.4 million for the three months ended August 31, 2002. The increase was primarily due to an increase in roaming minute usage of $1.6 million, as compared to the same period last year, partially offset by a decrease in revenue of $0.6 million resulting from a decrease in the roaming rate per minute for the three months ended August 31, 2003.

         Equipment sales of wireless telephones and accessories to subscribers remained flat.

         Our Caribbean wireless operations had approximately 422,600 subscribers at August 31, 2003, an increase of 21% from the 349,800 subscribers at August 31, 2002. During the twelve months ended August 31, 2003, increases from new activations of 225,900 were offset by subscriber cancellations of 153,100. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors, non-payment and the lack of usage by our prepaid customers.

         The monthly postpaid churn rate decreased to 2.1% for three months ended August 31, 2003 from 3.3% for the same period a year ago. Our postpaid subscribers represented approximately 76% of our total Caribbean wireless subscribers at August 31, 2003, up from approximately 71% at August 31, 2002.

         Caribbean wireless ARPU was $60 for the three months ended August 31, 2003, as compared to $59 for the same period last year. An average of 984 minutes of airtime were used by our customers per month for the three months ended August 31, 2003, as compared to 619 minutes of use per month during the three month ended August 31, 2002. An average of 1,143 minutes of airtime were used by our postpaid customers per month for the three months ended August 31, 2003, as compared to 887 minutes of use per month during the three month ended August 31, 2002.

         Costs and expenses. Cost of services decreased $0.1 million, or 1%, during the three months ended August 31, 2003 as compared to the three months ended August 31, 2002. The decrease was primarily due to reduced cost of services due to the sale of Centennial Digital Jamaica ("CDJ") in August 2002 as well as reduced cost of roamer service due to lower rates on roaming agreements. This was partially offset by an increase in costs of services due to increases in variable costs associated with a larger subscription base, most notably mobile long distance expenses.

         Cost of equipment sold decreased $0.5 million, or 5%, during the three months ended August 31, 2003 as compared to the same period last year. The decrease was primarily due to reduced cost of equipment sold due to the sale of our interest in CDJ in August 2002, as well as reduced expenses associated with the repair of our loaner PCS phones in Puerto Rico.

         Sales and marketing expenses decreased $0.6 million, or 6%, during the three months ended August 31, 2003 as compared to the same period last year. The decrease was primarily due to reduced sales and marketing expense due to the sale of our interest in CDJ in August 2002, as well as to a reclassification of a portion of store rent expense from sales and marketing expense to general and administrative expense. This reclassification was made to reflect the fact that a portion of the stores are used for customer service and customer retention activities. These decreases were partially offset by increased direct commission expense due to an increase in the number of postpaid activations.

         General and administrative expenses decreased $0.6 million, or 4%, during the three months ended August 31, 2003 as compared to the same period in fiscal 2003. The decrease was primarily due to reduced general and administrative expenses due to reduced bad debt expense in both Puerto Rico and the Dominican Republic, as well as reduced general and administrative expenses due to the sale of our interest in CDJ in August 2002. These decreases were partially offset by increased expenses associated with the outsourcing of our call-in activations in Puerto Rico, as well as the aforementioned portion of store rent now being included in general and administrative expenses.

         Adjusted operating income for the Caribbean wireless operations for the three months ended August 31, 2003 was $31.8 million, an increase of $10.8 million, or 52%, as compared to the three months ended August 31, 2002.

         The gain on disposition of assets during the three months ended August 31, 2002 was due to the sale of our interest in CDJ in August 2002.

         Depreciation and amortization for the three months ended August 31, 2003 was $13.3 million, a decrease of $2.2 million, or 14%, as compared to the three months ended August 31, 2002. The decrease was primarily due to a decrease in depreciation on capitalized PCS phones in Puerto Rico. This decrease is due to lower capital expenditures on loaner PCS phones in the three months ended August 31, 2003 than in the three months ended August 31, 2002. In addition, the decrease in depreciation and amortization reflects the sale of our interest in CDJ in August 2002.

         Operating income for the three months ended August 31, 2003 was $18.4 million, an increase of $10.5 million from the operating income of $7.9 million from the same period last year.

Caribbean Broadband Operations

                                           THREE MONTHS ENDED
                                               (UNAUDITED)
                                         ------------------------       %
(In thousands)                           8/31/03          8/31/02     CHANGE
-----------------------------------------------------------------------------
Revenue:
Switched revenue                        $  8,898          $  7,812       14%
Dedicated revenue                         11,810             9,059       30
Cable television revenue                  12,017            12,664       (5)
Other revenue                              5,673             6,183       (8)
---------------------------------------------------------------------------
       Total revenue                      38,398            35,718        8
---------------------------------------------------------------------------
Costs and expenses:
Cost of services                          16,070            15,165        6
Cost of equipment sold                       121               155      (22)
Sales and marketing                        2,023             2,259      (10)
General and administrative                 8,135             8,356       (3)
---------------------------------------------------------------------------
       Total costs and expenses           26,349            25,935        2
---------------------------------------------------------------------------
Adjusted operating income (1)             12,049             9,783       23
Gain on disposition of assets               (190)               (1)       *
Depreciation and amortization             12,676            11,783        8
---------------------------------------------------------------------------
Operating loss                          $   (437)         $ (1,999)     (78)%
===========================================================================

*        Percentage change not meaningful

(1)      See "Certain Non-GAAP Financial Measures" beginning on page 26.

         Revenue. Caribbean broadband revenue increased $2.7 million, or 8%, to $38.4 million for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002.

         Switched revenue increased $1.1 million, or 14%, to $8.9 million for the three months ended August

31, 2003, as compared to the same period last year. The increase was primarily due to a 22% increase in switched access lines to 43,800 as of the end of the first quarter and a corresponding growth in aggregate minutes of use.

         Dedicated revenue increased $2.8 million, or 30%, to $11.8 million for the three months ended August 31, 2003, as compared to the same period last year. The increase was primarily the result of a 14% growth in voice grade equivalent dedicated lines to 188,100 and an increase in revenue per circuit.

         Cable television revenue of $12.0 million for the three months ended August 31, 2003 decreased 5% from the same period last year, reflecting a 9% loss in subscribers partially offset by additional revenue from a rate increase we implemented after our digital upgrade.

         Other revenue decreased $0.5 million, or 8%, to $5.7 million for the three months ended August 31, 2003 from the same period last year. The decrease was primarily due to a reduction in interconnection rates in Puerto Rico and the sale in the third quarter of fiscal 2003 of our 60% interest in Infochannel. This was partially offset by an increase in revenue due to an increase in the number of international long distance minutes to the Dominican Republic that we terminate.

         Costs and expenses. Cost of services increased $0.9 million, or 6%, during the three months ended August 31, 2003, as compared to the same period last year. The increase was primarily due to an increase in access charges in the Dominican Republic, resulting from the increase in the number of international long distance minutes to the Dominican Republic that we terminate. This was partially offset by the sale of Infochannel.

         Sales and marketing expenses decreased $0.2 million or 10%, during the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. The decrease was primarily due to an overall reduction in advertising spending.

         General and administrative expenses decreased $0.2 million, or 3%, during the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. The decrease was primarily due to reduced general and administrative expenses due to the aforementioned sale of Infochannel.

         Adjusted operating income for the Caribbean broadband operations for the three months ended August 31, 2003 was $12.0 million, an increase of $2.3 million, or 23%, as compared to the same period last year.

         Depreciation and amortization for the three months ended August 31, 2003 was $12.7 million, an increase of $0.9 million, or 8%, from the same period last year. The increase was primarily due to increased depreciation expense associated with the continued expansion of the Puerto Rico broadband operation.

         Operating loss for the three months ended August 31, 2003 was $0.4 million, a decrease of $1.6 million as compared to the operating loss of $2.0 million for the same period in fiscal 2003.

CONSOLIDATED

         Other non-operating income and expenses. Net interest expense was $49.6 million for the three months ended August 31, 2003, an increase of $11.3 million, or 30%, from the three months ended August 31, 2002. Gross interest expense was $49.8 million for the three months ended August 31, 2003, as compared to $38.5 million for the same period a year ago. This increase resulted primarily from the write-off of approximately $8.6 million in debt issuance costs due to the repayment of a portion of our term loans as well as interest on the Senior Notes, which were issued on June 20, 2003 in a private placement transaction. These increases were partially offset by lower interest on our terms loans and our revolving credit facility due to a lower average interest rate on our variable rate debt and lower balances. Total debt decreased $1.4 million from August 31, 2002 to August 31, 2003.

         The weighted-average debt outstanding during the three months ended August 31, 2003 was $1,759.9 million, a decrease of $45.0 million as compared to the weighted-average debt level of $1,804.9 million during the three months ended August 31, 2002. Including the write-off of debt issuance costs made during the three months ended August 31, 2003 as well as amortization of debt issuance costs in both the three months ended August 31, 2003 and 2002, our weighted average interest rate was 11.3% for the three months ended August 31, 2003, as compared to 8.5% for the same period a year ago. Excluding the write-off of debt issuance costs made during the three months ended August 31, 2003 as well as amortization of debt issuance costs in both the three months ended August 31, 2003 and 2002, the weighted average interest rate was 8.9% as compared to 8.1% for the same period a year ago.

         (Loss) income before income tax benefit (expense) and minority interest for the three months ended August 31, 2003 was ($2.1) million as compared to $3.5 million for the three months ended August 31, 2002. Income tax benefit (expense) was $8.7 million for the three months ended August 31, 2003, as compared to ($3.8) million for the same period last year.

         These factors resulted in a net income of $6.4 million for the three months ended August 31, 2003, as compared to a net loss of $0.2 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         On June 20, 2003, we sold $500.0 million aggregate principal amount of our Senior Notes in a private placement transaction. In connection with the sale of Senior Notes, on June 20, 2003, we amended our senior credit facility. The senior credit facility consists of four term loans and a revolving credit facility. The borrowers under the senior credit facility are Centennial Cellular Operating Co. LLC ("CCOC") for a term loan with an original principal amount of $325.0 million, which we refer to as Term Loan A, of which $177.4 million was outstanding as of August 31, 2003, and Centennial Puerto Rico Operations Corp. ("CPROC") for three separate term loans (which we refer to as Term Loan A-PR, Term Loan B-PR and Term Loan C-PR) aggregating an original principal amount of $719.4 million, of which $450.3 million was outstanding as of August 31, 2003. The revolving credit facility has an aggregate principal amount of $250.0 million, of which there was $0.0 million outstanding as of August 31, 2003. The revolving credit facility is available to both of the borrowers. Under the provisions of the senior credit facility we are effectively prohibited from paying cash dividends on our common stock. Our obligations under the senior credit facility are guaranteed by substantially all of our subsidiaries and are collateralized by liens on substantially all of our assets.

         We used the net proceeds from the offering of Senior Notes to make a total of $470.0 million in repayments under the senior credit facility in the following manner:

         - $170.0 million under the revolving credit facility

         - $85.0 million under Term Loan A

         - $32.7 million under Term Loan A-PR

         - $98.7 million under Term Loan B-PR

         - $83.6 million under Term Loan C-PR

         In connection with the repayments under the Senior Credit Facility, we wrote-off approximately $16.4 million, net of accumulated amortization of $7.8 million in debt issuance costs.

         As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25%, and we modified certain of the financial and other covenants in the Senior Credit Facility.

         The amounts outstanding under the Senior Credit Facility, and the maturity dates of the revolving credit facility, and each term loan are as follows:

                                          ORIGINAL          AMOUNT
                                          PRINCIPAL     OUTSTANDING AT
SENIOR CREDIT FACILITY                     AMOUNT       AUGUST 31, 2003      MATURITY DATE
----------------------                    ---------     ---------------      -------------
                                                    (Unaudited)
                                                   (In thousands)
Revolving credit facility........       $     250,000     $         -      November 30, 2006
Term Loan A                                   325,000         177,362      November 30, 2006
Term Loan A-PR...................             125,000          68,216      November 30, 2006
Term Loan B-PR...................             322,188         206,804      May 30, 2007
Term Loan C-PR...................             272,187         175,240      November 30, 2007
                                        -------------     -----------
  Total..........................       $   1,294,375     $   627,622
                                        =============     ===========

         In December 1998, the Company and CCOC issued $370,000 of senior subordinated notes due 2008 (the "Senior Subordinated Notes") to qualified institutional buyers in a private placement transaction. In July 1999, the Company registered the $370,000 of debt securities with the SEC. CPROC is a guarantor of the Senior Subordinated Notes.

         In 1999, we issued the Mezzanine Debt, which is currently held by an affiliate of Welsh, Carson, Anderson & Stowe. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized or accreted over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or paid-in-kind interest at a rate of 13% per annum.

         We were informed by the administrative agent under the Senior Credit Facility that, as of May 31, 2002, we had used up all remaining baskets under the Senior Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the Senior Credit Facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we holds. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt. Paid-in-kind interest on the Mezzanine Debt was $7.0 million for the three months ended August 31, 2003. As of August 31, 2003, $210.4 million was outstanding under the Mezzanine Debt. As of August 31, 2003, the total outstanding principle amount, including unaccreted value of the equity portion of the Mezzanine Debt was approximately $223.3 million.

         In January 2002, Centennial Puerto Rico Cable TV Corp., or Centennial Cable, our wholly owned subsidiary, entered into a $15 million credit agreement with Banco Popular de Puerto Rico, or the Cable TV Credit Facility, to fund the digital conversion of its cable operations. Borrowings under the Cable TV Credit Facility bear interest at the London Inter-Bank Offering Rate, or LIBOR, plus 3.50%. The Cable TV Credit Facility matures in May 2005. The maturity date was changed from February 2006 to May 2005 in connection with amendments to the Cable TV Credit Facility effected in May and July 2003 which also increased the quarterly amortization payments and modified certain of the covenants. Under the Cable TV Credit Facility, Centennial Cable is required to maintain certain financial covenants and is limited in its ability to, among other things, incur additional indebtedness. Centennial Puerto Rico has guaranteed Centennial Cable's obligation under the Cable TV Credit Facility and the facility is collateralized by a lien on the digital boxes, the monthly rental payments on the digital boxes and other equipment purchased with the borrowings under the Cable TV Credit Facility. As of August 31, 2003, $10.3 million was outstanding under the Cable TV Credit Facility.

         For the three months ended August 31, 2003, earnings were less than fixed charges by $2.3 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $35.1 million relating to depreciation and amortization.

         As of August 31, 2003, we had $676.6 million of property, plant and equipment (net) placed in service. During the three months ended August 31, 2003, we made capital expenditures of $26.3 million to expand the coverage areas and upgrade our cell sites as well as our call switching equipment of existing U.S. and Caribbean wireless properties and to extend and enhance our broadband fiber network in the Caribbean. Capital expenditures for the Caribbean operations were $17.3 million for the three months ended August 31, 2003, representing 66% of total capital expenditures. The Caribbean operations' capital expenditures included $11.2 million to add capacity and services and to continue the development and expansion of our Caribbean wireless systems and $6.1 million to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2004, we anticipate capital expenditures of approximately $125.0 million.

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

    The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                              THREE MONTHS ENDED AUGUST 31,
                                                 ------------------------------------------------------
                                                          2003                           2002
                                                          ----                           ----
                                                       (Unaudited)                    (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                               % of net                   % of net cash
(In thousands)                                    Amount     cash provided     Amount        provided
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities        $  48,329         59%       $  45,653          55%
Interest paid                                       33,152         41           37,042          45
--------------------------------------------------------------------------------------------------
Net cash provided                                $  81,481        100%       $  82,695         100%
==================================================================================================
Principal uses of cash:
Interest paid                                    $  33,152         41%       $  37,042          45%
Property, plant & equipment                         26,275         32           35,465          43
--------------------------------------------------------------------------------------------------
Total                                            $  59,427         73%       $  72,507          88%
==================================================================================================
Cash available for other
     financing and investing activities          $  22,054         27%       $  10,188          12%
==================================================================================================

         Net cash provided by operating activities for the three months ended August 31, 2003 was sufficient to fund our expenditures for property, plant and equipment of $26.3 million.

         The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                           THREE MONTHS ENDED AUGUST 31,
                                                                          ------------------------------
                                                                               2003              2002
                                                                               ----              ----
(In thousands)                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------
Proceeds from disposition of assets, net of cash expenses                  $     1,681       $     1,017
Proceeds from issuance of long-term debt                                       500,861            11,848
Proceeds from the exercise of stock options                                        127                 -
Proceeds from issuance of common stock under employee stock purchase plan          390               483
--------------------------------------------------------------------------------------------------------
Cash provided by other financing and investing activities                      503,059            13,348
--------------------------------------------------------------------------------------------------------
Repayment of debt                                                             (520,700)          (33,359)
Debt issuance costs paid                                                       (22,211)                -
--------------------------------------------------------------------------------------------------------
Capital deficiency for operations and
    capital expenditures                                                   $   (39,852)       $  (20,011)
========================================================================================================

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

ACQUISITIONS AND DISPOSITIONS

         Our primary acquisition strategy is to obtain controlling ownership interests in communications systems serving markets that are proximate to or share a community of interest with our current markets. We may pursue acquisitions of communications businesses that we believe will enhance our scope and scale. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies, as well as joint marketing benefits, and also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in communications businesses in other geographic areas. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, a combination thereof or other forms of consideration.

         In January 2003, we sold our 60% interest in Infochannel Limited, an Internet service provider in Jamaica, for $3.0 million and we recorded a pretax gain of $0.3 million.

         In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pretax gain of $2.6 million, which is included in loss (gain) on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of the vendor financing credit facility with Lucent Technologies which was non-recourse to the Company) as a result of this transaction.

         In May 2002, we announced that we had entered into an agreement with AAT to sell to AAT 186 telecommunications towers located throughout our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. The agreement was subject to customary closing conditions and the tower sales closed on a rolling basis during fiscal year 2003 and during the three months ended August 31, 2003. During the year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. During the three months ended August 31, 2003, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.5 million. We do not expect to sell any additional towers to AAT under this agreement.

         In June 2001 we entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, Global Crossing and we restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2003, we paid $45.0 million (of which $15.0 million was paid in fiscal 2002 and $30.0 million was paid in fiscal 2001) to Global Crossing and received $10.4 million (of which $5.9 million was received in fiscal 2002 and $4.5 million was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, we have paid Global Crossing a net amount of $34.6 million ($45.0 million less forfeitures by Global Crossing of $10.4 million) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and received a $1.7 million credit that will be applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1.2 million credit that was previously applied for voice services. In the first quarter of fiscal 2004, we applied $0.9 million against the $1.7 million credit mentioned above. The remaining $0.8 million credit received by us from Global Crossing is included in prepaid expenses and other current assets, net in the consolidated balance sheet. The fiber-optic undersea capacity received by us from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

RECENT ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS No. 143 on June 1, 2003. Our obligations under SFAS No. 143 arise from certain of our cell site leases and relate primarily from contractual requirements to remove our equipment from such leased sites. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In December 2002, the FASB issued SFAS No. 148 ("SFAS No. 148"). SFAS No. 148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the annual financial statement reporting requirements for the fiscal year ended May 31, 2003 and the interim reporting disclosure requirements during the period ended August 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to "SFAS 133 Implementation Issues," which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective September 1, 2003. The adoption did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

("FIN 45"). FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 are effective for us as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

         In the ordinary course of our business, we enter into agreements with third parties that contain indemnification provisions. Under these provisions, we generally indemnify the other party for losses suffered or incurred as a result of our breach of these agreements. At times, these indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is potentially unlimited. However, we have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is believed to be minimal and considered to be immaterial to the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46.") FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for us as of February 28, 2004.

         In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted this new accounting effective September 1, 2003, and are applying it on a prospective basis. The initial adoption of EITF No. 00-21 did not have a material effect on our Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

COMMITMENTS AND CONTINGENCIES

         We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of October 10, 2003, 37,613,079 shares remain available for issuance in future acquisitions.

         On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders (including Welsh Carson and an affiliate of The Blackstone Group). As of October 10, 2003, there have been no takedowns and the full amount registered under the shelf registration statement remains available for future issuance.

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

         We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology ("TDMA") and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $20.0 million to $30.0 million over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately
4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term.

         In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with global system for mobile communications/general packet radio service technology. The Company has committed to purchase approximately $15.9 million of equipment and services under the agreement.

         In June 2003, we entered into an amendment to our existing agreement with Nortel Networks pursuant to which Nortel Networks will supply our U.S. wireless operations with certain hardware and equipment through November 3, 2004 relating to TDMA system enhancements at a price of $3.9 million.

         The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2003 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                          1 YEAR                                     AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL         AND LESS      2-3 YEARS      4-5 YEARS       YEARS
-----------------------                    -----         --------      ---------      ---------      -------
Long-term debt obligations (1)......    $ 1,749,999    $    23,640    $   204,450    $   411,218   $ 1,110,691
Operating leases obligations (2)....        186,276         23,418         39,018         23,832       100,008
Purchase obligations................         37,583         17,380         20,203              -             -
                                        -----------    -----------    -----------    -----------   -----------
Total contractual cash
  Obligations.......................      1,973,858         64,438        263,671        435,050     1,210,699
                                        -----------    -----------    -----------    -----------
Sublessor agreements (2)............         (1,955)          (660)        (1,041)          (254)            -
                                        -----------    -----------    -----------    -----------   -----------
  Net...............................    $ 1,971,903    $    63,778    $   262,630    $   434,796   $ 1,210,699
                                        ===========    ===========    ===========    ===========   ===========

(1) Reflects the issuance of our $500.0 million Senior Notes and repayment of $300.0 million of term loans and $200.0 million of revolving credit under our Senior Credit Facility.

(2) Represents our commitments associated with operating leases as of May 31, 2003.

SUBSEQUENT EVENTS

         On September 11, 2003 we announced that we planned to offer for sale approximately 30 million newly issued shares of our common stock in a public offering. In connection with the planned equity offering, on September 10, 2003, the Company and certain of its principal stockholders entered into amendments to the first amended and restated stockholders agreement and first amended and restated registration rights agreement. These amendments were to become effective upon consummation of the equity offering. On September 24, 2003, we announced that we had withdrawn this public offering of common stock and the amendments were terminated.

         On September 11, 2003, our amended and restated certificate of incorporation, which increased our authorized number of shares of the Company's common stock from 140,000,000 to 240,000,000, became effective.

         On October 10, 2003, the SEC declared effective our registration statement, which registered the Senior Notes.

         During fiscal 2003, we submitted applications to be designated as an Eligible Telecommunications Carriers ("ETC") in Indiana, Michigan, Louisiana and Mississippi. Certification as an ETC would qualify us to receive federal universal service fund payments in such states. The universal service fund was established to provide support to telecommunications carriers offering basic telephone service in rural, insular and high cost areas. In September 2003, we were granted ETC status in Michigan and certain areas of Mississippi. Under current federal rules, in those areas where we have been granted ETC status, we are eligible to receive high-cost support from the universal service fund. We expect to begin receiving universal service funds in these two states during fiscal 2004. We are currently receiving federal universal service funding support as an ETC in Puerto Rico.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as "forward-looking statements." Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words "believe," "expect," "estimate," "anticipate," "project," "intend," "may," "will" and similar expressions, or by discussion of competitive strengths or strategies that involve risks and uncertainties. We warn the reader that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

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

- market prices for the products and services we offer may continue to decline in the future;

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

-        fluctuations in currency values;

-        our dependence on roaming agreements for a material portion of our U.S.
         wireless revenue and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

-        our ability to attract and retain qualified personnel;

- the fact that our coverage areas are not as extensive as those of other wireless operators which may limit our ability to attract and retain customers;

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

- our ability to effectively manage subscriber cancellations, particularly in light of regulations scheduled to take effect November 2003 requiring wireless companies to permit the phone numbers that they allocate to their customers to be portable when the customer switches to another carrier, which may increase customer churn and present technological difficulties;

- local operating hazards and risks in the areas in which we operate, including without limitation, hurricanes, tornadoes, windstorms and other natural disasters;

- our ability to manage, implement and monitor billing and operational support systems;

- potential litigation relating to using wireless telephones while operating an automobile and the potential reduction of wireless usage due to legislation restricting usage while driving;

- potential litigation relating to possible health effects of radio frequency transmission;

- the relative illiquidity and corresponding volatility of our common stock and our ability to raise future equity capital;

- the control of us retained by some of our stockholders and anti-takeover provisions; and

-        other factors described in this report.

         We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" of our 2003 Annual Report on Form 10-K. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any investor or potential investor in our securities should carefully read this report and our other filings with the SEC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risks due to fluctuations in interest rates. A portion of our long-term debt has variable interest rates. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program.

         The table below presents principal (or notional) amounts and related average interest rate by year of maturity for our long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2003:

                                               YEAR ENDED AUGUST 31,
                             ---------------------------------------------------------
(IN THOUSANDS)                2004        2005         2006        2007         2008       THERE-AFTER      TOTAL        FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                 $    76     $   402     $    249     $   290     $    416     $1,110,691     $1,112,124     $1,098,249
  Average interest rate          7.6%        9.6%         9.4%       10.0%        10.0%          10.3%          10.3%             -
  Variable rate              $23,564     $94,668     $109,131     $28,469     $382,043     $        -     $  637,875     $  637,875
  Average interest rate(1)       1.5%        3.0%         4.5%        5.3%         5.8%             -%           5.0%             -
Interest rate swaps (pay
fixed, receive variable):
  Notional amount            $50,000           -            -           -            -              -              -     $    4,135
  Average pay rate               5.7%        4.9%           -           -            -              -              -              -
  Average receive rate           1.7%        3.2%           -           -            -              -              -              -
Interest rate collar:
  Notional amount            $50,000           -            -           -            -              -              -     $    1,639
  Cap                            7.0%          -            -           -            -              -              -              -
  Floor                          4.6%          -            -           -            -              -              -              -

(1) Represents the average interest rate before applicable margin on the Senior Credit Facility debt.

         We have variable rate debt that at August 31, 2003 and 2002 had outstanding balances of $637.9 million and $1,196.6 million, respectively. The fair value of such debt approximates the carrying value at August 31, 2003. Of the variable rate debt, $200 million was hedged at August 31, 2003, using interest rate swaps and collars. The fixed interest rates on swaps were between 4.9% and 5.7%. The interest rate range on the collar was 4.6% to 7.0%. These swaps and collars expire at various dates between February 18, 2004 and February 8, 2005. Based on our unhedged variable rate obligations outstanding at August 31, 2003, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $0.5 million.

ITEM 4.       CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2003.

         There was no change in our internal control over financial reporting during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by us could be significant, although we do not believe any damage payments would have a material adverse effect on our results of operations.

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

         To our knowledge, there are no other material pending legal proceedings to which we or our subsidiaries are a party, or of which any of our property is subject, that is likely to have a material adverse effect on our business or results of operations.

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

              a)  Exhibits

Exhibit No.           Description
----------            -----------
31.1           Certification of Michael J. Small, Chief Executive Officer,
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Acts of 2002

              b)  Reports on Form 8-K

                  On June 9, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K announcing that it intended to pursue an offering of privately-placed senior notes.

                  On June 17, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K announcing that it had priced $500 million of 10 1/8% senior unsecured notes due 2013 to be issued in a private placement.

                  On July 23, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K reporting its fiscal year 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 14, 2003

                                         CENTENNIAL COMMUNICATIONS CORP.

                                         /s/ Thomas J. Fitzpatrick
                                         -------------------------------------
                                         Thomas J. Fitzpatrick
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (Chief Financial Officer)

                                         /s/ Thomas E. Bucks
                                         -------------------------------------
                                         Thomas E. Bucks
                                         Sr. Vice President-Controller
                                         (Chief Accounting Officer)