Form 10-Q
period 2003-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2004-01-12
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2003
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    for the transition period from        to
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

Common Stock-103,035,232 outstanding shares as of January 5, 2004

                                TABLE OF CONTENTS

Part I - Financial Information

Item 1 Financial Statements.........................................................................................   1
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations........................  25
Item 3 Quantitative and Qualitative Disclosures about Market Risk...................................................  52
Item 4 Controls and Procedures......................................................................................  53

Part II - Other Information

Item 1 Legal Proceedings............................................................................................  54
Item 2 Changes in Securities and Use of Proceeds....................................................................  54
Item 3 Defaults Upon Senior Securities..............................................................................  54
Item 4 Submission of Matters to a Vote of Security Holders..........................................................  55
Item 5 Other Information............................................................................................  55
Item 6 Exhibits and Reports on Form 8-K.............................................................................  55

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                        MAY 31,
                                                                                      NOVEMBER 30, 2003                  2003
                                                                                         (UNAUDITED)                   (AUDITED)
                                                                                      -----------------             --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $          65,404             $       69,692
    Accounts receivable, less allowance for doubtful accounts of
      $8,471 and $9,754, respectively                                                            78,756                     71,777
    Inventory - phones and accessories                                                           13,717                      5,689
    Prepaid expenses and other current assets                                                    32,719                     34,370
                                                                                      -----------------             --------------
        Total Current Assets                                                                    190,596                    181,528
Property, plant and equipment, net                                                              681,684                    675,574
Equity investments, net                                                                           2,582                      2,568
Debt issuance costs, less accumulated amortization of $30,672 and $33,943,
    respectively                                                                                 51,471                     39,442
U.S. wireless licenses                                                                          371,766                    371,766
Caribbean wireless licenses, less accumulated amortization of
    $3,167 and $2,667, respectively                                                              70,992                     71,492
Cable franchise costs                                                                            52,139                     52,139
Goodwill                                                                                         26,704                     26,704
Customer lists, net                                                                              13,078                     18,830
Transmission and connecting rights, net                                                             884                        928
Cable facility, net                                                                               4,330                      4,450
Other assets, net                                                                                 1,007                      1,427
                                                                                      -----------------             --------------
        TOTAL ASSETS                                                                  $       1,467,233             $    1,446,848
                                                                                      =================             ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $          36,815             $       89,401
    Accounts payable                                                                             21,969                     18,789
    Accrued expenses and other current liabilities                                              203,519                    171,801
    Payable to affiliates                                                                           125                        125
                                                                                      -----------------             --------------
        Total Current Liabilities                                                               262,428                    280,116
Long-term debt                                                                                1,675,422                  1,669,659
Deferred federal income taxes                                                                    64,382                     62,788
Other liabilities                                                                                11,752                     13,011
Minority interest in subsidiaries                                                                   441                        360
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01 per share, 10,000,000 authorized, no shares
      issued or outstanding                                                                           -                          -
    Common stock par value $0.01 per share: 240,000,000 shares authorized; issued
      103,103,235 and 95,766,539 shares, respectively; and outstanding 103,032,732
      and 95,696,036 shares, respectively                                                         1,031                        958
    Additional paid-in capital                                                                  472,816                    437,019
    Accumulated deficit                                                                      (1,017,662)                (1,011,388)
    Accumulated other comprehensive loss                                                         (2,300)                    (4,594)
                                                                                      -----------------             --------------
                                                                                               (546,115)                  (578,005)
    Less: cost of 70,503 common shares in treasury                                               (1,077)                    (1,077)
    Deferred compensation                                                                             -                         (4)
                                                                                      -----------------             --------------
        Total Stockholders' Deficit                                                            (547,192)                  (579,086)
                                                                                      -----------------             --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $       1,467,233             $    1,446,848
                                                                                      =================             ==============

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        -----------------------------------     ---------------------------------
                                                        NOVEMBER 30,         NOVEMBER 30,        NOVEMBER 30,       NOVEMBER 30,
                                                            2003                 2002                2003               2002
                                                        --------------     ----------------     --------------     --------------
Revenues:
    Service revenue                                     $      195,658     $        174,616     $      391,349     $      361,238
    Equipment sales                                              7,197                6,103             15,058             11,375
                                                        --------------     ----------------     --------------     --------------
                                                               202,855              180,719            406,407            372,613
                                                        --------------     ----------------     --------------     --------------

Costs and Expenses:
    Cost of services                                            41,110               37,863             81,797             80,131
    Cost of equipment sold                                      22,058               15,535             43,696             30,706
    Sales and marketing                                         23,537               23,625             46,306             47,456
    General and administrative                                  36,443               37,907             71,524             72,726
    Depreciation and amortization                               34,995               34,646             70,062             71,127
    (Gain) loss on disposition of assets                           (55)                 482                (38)            (1,893)
                                                        --------------     ----------------     --------------     --------------
                                                               158,088              150,058            313,347            300,253
                                                        --------------     ----------------     --------------     --------------

Operating income                                                44,767               30,661             93,060             72,360
                                                        --------------     ----------------     --------------     --------------

Income from equity investments                                       4                   79                 28                133
Interest expense, net                                          (41,562)             (36,994)           (91,160)           (75,267)
Other income (expense)                                             257                  (99)              (601)              (106)
                                                        --------------     ----------------     --------------     --------------

Income (loss) before income tax expense and minority
    interest                                                     3,466               (6,353)             1,327             (2,880)

Income tax expense                                             (15,996)              (7,241)            (7,319)           (11,006)
                                                        --------------     ----------------     --------------     --------------

    Loss before minority interest                              (12,530)             (13,594)            (5,992)           (13,886)
Minority interest in (income) loss of subsidiaries                (148)                 120               (282)               171
                                                        --------------     ----------------     --------------     --------------

Net loss                                                $      (12,678)    $        (13,474)    $       (6,274)    $      (13,715)
                                                        ==============     ================     ==============     ==============

Loss per share:
      Basic and diluted                                 $        (0.13)    $          (0.14)    $        (0.06)    $        (0.14)
                                                        ==============     ================     ==============     ==============

Weighted-average number of shares outstanding:
Basic and diluted                                               97,839               95,668             96,791             95,544
                                                        ==============     ================     ==============     ==============

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                            ------------------------
                                                                                           NOVEMBER 30,   NOVEMBER 30,
                                                                                              2003           2002
                                                                                           ------------   ------------
OPERATING ACTIVITIES:
    Net loss                                                                                $  (6,274)     $ (13,715)
                                                                                            ---------      ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                              70,062         71,127
    Non cash, paid-in kind interest                                                            13,997         12,514
    Minority interest in loss (income) of subsidiaries                                            282           (171)
    Income from equity investments                                                                (28)          (133)
    Gain on disposition of assets                                                                 (38)        (1,893)
    Changes in assets and liabilities, net of effects of acquisitions and
    dispositions and other                                                                     34,109         28,325
                                                                                            ---------      ---------
    Total adjustments                                                                         118,384        109,769
                                                                                            ---------      ---------
        Net cash provided by operating activities                                             112,110         96,054
                                                                                            ---------      ---------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                   1,681          7,540
    Capital expenditures                                                                      (61,831)       (67,518)
    Distribution received from equity investment                                                   14             48
                                                                                            ---------      ---------
        Net cash used in investing activities                                                 (60,136)       (59,930)
                                                                                            ---------      ---------
FINANCING ACTIVITIES:

    Proceeds from the issuance of long-term debt                                              500,861         27,173
    Repayment of debt                                                                        (567,825)       (47,169)
    Debt issuance costs paid                                                                  (25,170)             -
    Net proceeds from the issuance of common stock                                             34,663              -
    Proceeds from the exercise of stock options                                                   819              -
    Proceeds from issuance of common stock under employee stock purchase plan                     390            483
                                                                                            ---------      ---------
        Net cash used in financing activities                                                 (56,262)       (19,513)
                                                                                            ---------      ---------
Net (decrease) increase in cash and cash equivalents                                           (4,288)        16,611
Cash and cash equivalents, beginning of period                                                 69,692         33,871
                                                                                            ---------      ---------
Cash and cash equivalents, end of period                                                    $  65,404      $  50,482
                                                                                            =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for:
    Interest                                                                                $  43,223      $  55,791
                                                                                            =========      =========
    Income taxes                                                                            $   3,487      $   5,212
                                                                                            =========      =========
NON-CASH TRANSACTIONS:
    Fixed assets acquired under capital leases                                              $   5,082      $   5,209
                                                                                            =========      =========
    Compensation paid in stock                                                              $       -      $     244
                                                                                            =========      =========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. These condensed consolidated financial statements do not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2003 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of November 30, 2003 and the results of its consolidated operations and cash flows for the three and six month periods ended November 30, 2003 and 2002.

Income Taxes:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," the Company has recorded its tax expense for the six months ended November 30, 2003 based on its projected annual worldwide effective tax rate of 552%.

         The Company's projected annual worldwide effective tax rate of 552% is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, certain interest expense related to the Company's unsecured subordinated notes due 2009 (the "Mezzanine Debt") that is not deductible for U.S. income tax purposes and certain foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         For disclosure purposes, pro forma net loss and loss per share, as if the Company had applied SFAS No. 123, are shown below:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  NOVEMBER 30,               NOVEMBER 30,
                                             ------------------------------------------------
                                              2003           2002          2003         2002
                                             -------       -------        ------      -------
Net loss:
  As reported..............                  (12,678)      (13,474)       (6,274)     (13,715)
  Pro forma................                  (13,610)      (15,741)       (7,553)     (18,469)
Loss per share:
  Basic and diluted:
     As reported...........                    (0.13)        (0.14)        (0.06)       (0.14)
     Pro forma.............                    (0.14)        (0.16)        (0.08)       (0.19)

         The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  NOVEMBER 30,               NOVEMBER 30,
                                             ------------------------------------------------
                                              2003           2002          2003         2002
                                             -------       -------       -------      -------
Expected volatility...............            125.5%        128.4%        125.5%       128.4%
Risk-free interest rate...........              3.4%          3.5%          3.4%         3.5%
Expected lives of option grants...           4 Years       4 Years       4 Years      4 Years
Expected dividend yield...........             0.00%         0.00%         0.00%        0.00%

Reclassifications:

         Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

         The following table presents the intangible assets not subject to amortization:

                                                                 AS OF                AS OF
                                                           NOVEMBER 30, 2003       MAY 31, 2003
-----------------------------------------------------------------------------------------------
U.S. wireless licenses                                     $         371,766       $    371,766
Caribbean wireless licenses - Puerto Rico                             54,159             54,159
Cable franchise costs                                                 52,139             52,139
-----------------------------------------------------------------------------------------------
Total                                                      $         478,064       $    478,064
===============================================================================================

         The following table presents other intangible assets subject to amortization:

                                              AS OF NOVEMBER 30, 2003        AS OF MAY 31, 2003
                                            ---------------------------    ---------------------
                                              GROSS                         GROSS
                                USEFUL       CARRYING      ACCUMULATED     CARRYING   ACCUMULATED
                                 LIFE         AMOUNT       AMORTIZATION     AMOUNT    AMORTIZATION
                                 ----         ------       ------------     ------    ------------
Caribbean wireless
  licenses --
  Dominican Republic......    20 years      $ 20,000            $ 3,167    $ 20,000     $  2,667
Customer lists............    4-5 years       48,470             35,392      48,470       29,640
Transmission and
  connecting rights.......    25 years         2,192              1,308       2,192        1,264
Cable facility............    25 years         6,000              1,670       6,000        1,550
                                            --------            -------    --------     --------
Total.....................                  $ 76,662            $41,537    $ 76,662     $ 35,121
                                            ========            =======    ========     ========

         Other intangible assets amortization expense was $2,917 and $6,416 for the three and six months ended November 30, 2003, respectively. Based solely on the finite lived intangible assets at November 30, 2003, amortization expense is estimated to be $5,262 for the remainder of fiscal 2004, $7,017 in 2005, $4,119 in 2006, $1,328 in 2007 and $1,328 in 2008.

Goodwill

         The goodwill balance in the Caribbean wireless and broadband segments was $22,517 and $4,187, respectively, at both November 30 and May 31, 2003.

NOTE 3. DEBT

         Long-term debt consists of the following:

                                                                            NOVEMBER 30,            MAY 31,
                                                                                2003                 2003
---------------------------------------------------------------------------------------------------------------
Senior Secured Credit Facility - Term Loans                                $       627,622      $       946,864
Senior Credit Facility - Revolving Credit Facility                                       -              200,000
10 1/8% Senior Notes due 2013                                                      500,000                    -
10 3/4% Senior Subordinated Notes due 2008                                         370,000              370,000
Mezzanine Debt                                                                     181,103              202,794
Cable TV Credit Facility                                                                 -               11,688
Capital Lease Obligation                                                            19,961               14,924
Financing Obligation - Tower Sale                                                   13,332               12,571
10 1/8% Senior Notes due 2005                                                          219                  219
---------------------------------------------------------------------------------------------------------------
    Total Long-Term Debt                                                         1,712,237            1,759,060
Current Portion of Long-Term Debt                                                  (36,815)             (89,401)
---------------------------------------------------------------------------------------------------------------
    Net Long-Term Debt                                                     $     1,675,422      $     1,669,659
================================================================================================================

         The Company's Senior Secured Credit Facility (the "Senior Credit Facility") includes four term loans. The borrowers under the Senior Credit Facility are Centennial Cellular Operating Co. LLC ("CCOC") for a term loan with an original principal amount of $325,000, of which $177,362 is outstanding as of November 30, 2003, and Centennial Puerto Rico Operations Corp. ("CPROC") for three separate term loans aggregating an original principal amount of $719,375, of which $450,260 is outstanding as of

November 30, 2003. The Senior Credit Facility also includes a revolving credit facility with an aggregate principal amount of $250,000, of which $0 is outstanding as of November 30, 2003. The revolving credit facility is available to both of the borrowers. Borrowings under the term loans and the revolving credit facility bear interest at a rate per annum of the London Inter-Bank Offering Rate ("LIBOR"), (1.2% as of November 30, 2003) plus the applicable margin. The maximum applicable margin for the term loans and revolving credit facility ranges between 3.00% and 3.50% above LIBOR. The Company has the ability to choose between various LIBOR rates at the interest reset dates. The Company's obligations under the Senior Credit Facility are guaranteed by substantially all of the Company's subsidiaries and are collateralized by liens on substantially all of the Company's assets.

         On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the "Senior Notes"), in a private placement transaction. On October 10, 2003, the SEC declared effective the Company's registration statement, which registered the Senior Notes. In November 2003, the Company registered the Senior Notes under the Securities Act of 1933, as amended. CPROC is a guarantor of the Senior Notes. In connection with the sale of Senior Notes, on June 20, 2003, the Company amended the Senior Credit Facility. The Company used the net proceeds from the Senior Notes offering to make repayments under the Senior Credit Facility as follows:

         - $170,000 under the revolving credit facility

         - $85,000 under Term Loan A

         - $32,700 under Term Loan A-PR

         - $98,700 under Term Loan B-PR

         - $83,600 under Term Loan C-PR

          The Company capitalized approximately $27,088 of debt issuance costs including $25,170 during the six months ended November 30, 2003 in connection with the issuance of the Senior Notes and, as a result of the repayments under the Senior Credit Facility, the Company wrote-off approximately $15,377, net of accumulated amortization of $7,842 in debt issuance costs. The net amount of $7,535 is included within interest expense, net in the consolidated statement of operations for the six months ended November 30, 2003.

         As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25% and certain of the financial and other covenants in the Senior Credit Facility were modified.

         The amounts outstanding under, and maturity dates of, the Senior Credit Facility are as follows:

                                      ORIGINAL           AMOUNT
                                     PRINCIPAL       OUTSTANDING AT
     SENIOR CREDIT FACILITY            AMOUNT       NOVEMBER 30, 2003      FINAL MATURITY DATE
     ----------------------            ------       -----------------      -------------------
                                          (IN THOUSANDS)
Revolving Credit Facility......    $     250,000    $              -        November 30, 2006
Tranche A Term Loan............          325,000             177,362        November 30, 2006
Tranche A-PR Term Loan.........          125,000              68,216        November 30, 2006
Tranche B-PR Term Loan.........          322,188             206,804        May 30, 2007
Tranche C-PR Term Loan.........          272,187             175,240        November 30, 2007
                                   -------------    ----------------
  Total........................    $   1,294,375    $        627,622
                                   =============    ================

         In December 1998, the Company and CCOC issued $370,000 of 10 3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes") to qualified institutional buyers in a private placement transaction. In July 1999, the Company registered the $370,000 of debt securities with the SEC. CPROC is a guarantor of the Senior Subordinated Notes.

         In 1999, the Company issued $180,000 of unsecured subordinated notes due 2009 and common shares of the Company ("Mezzanine Debt"). All of the Mezzanine Debt is currently held by an affiliate of Welsh, Carson, Anderson & Stowe. The issuance has been allocated $157,500 to debt and $22,500 to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt is being amortized over the term of the Mezzanine Debt. The Mezzanine Debt bears cash interest at a rate of 10% or accrued and unpaid ("paid-in-kind") interest at a rate of 13% per annum.

         The Company was informed by the administrative agent under the Senior Credit Facility that, as of May 31, 2002, it had used up all remaining baskets under the Senior Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the Senior Credit Facility. Accordingly, the Company is effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that it holds. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt. On November 10, 2003, proceeds of $36,750 from the Company's equity offering (see Note 4) were used to prepay a portion of the Mezzanine Debt. Paid-in-kind interest compounded on the Mezzanine Debt was $6,968 and $13,997 for the three and six months ended November 30, 2003. As of November 30, 2003, $181,103 was outstanding under the Mezzanine Debt.

         In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. As of November 30, 2003, Centennial Cable had repaid all amounts owed under the Cable TV Credit Facility and terminated the facility.

         Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. The Company is also effectively prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at November 30, 2003.

         The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company's long-term debt at November 30, 2003, are summarized as follows:

November 30, 2004                                                                  $        36,815
November 30, 2005                                                                           95,214
November 30, 2006                                                                          114,032
November 30, 2007                                                                          382,268
November 30, 2008                                                                              350
November 30, 2009 and thereafter                                                         1,083,558
                                                                                   ---------------
                                                                                   $     1,712,237
                                                                                   ===============

         Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and six months ended November 30, 2003 was $41,693 and $91,469, respectively, and $37,388 and $75,865 for the three and six months ended November 30, 2002, respectively.

         During the six months ended November 30, 2003, the Company recorded a reduction of $2,294, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company also decreased its liabilities by $3,980 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at November 30, 2003.

NOTE 4. EQUITY

         On November 10, 2003, the Company completed a public offering of 10,000,000 shares of its common stock at $5.50 per share for total gross proceeds of $55,000. The offering included 7,000,000 primary shares sold by the Company and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal shareholders. The Company and Blackstone granted the underwriter an option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The option expired unexercised on December 4, 2003. Proceeds to the Company (after underwriting commissions but before other expenses) of approximately $36,750 were used to prepay a portion of the Company's Mezzanine Debt, which is currently accruing paid-in-kind interest at a rate of 13%. Additionally, the Company paid other expenses of $2,087 in connection with the offering yielding net proceeds of $34,663. The Company did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of the Company's common stock, the Company amended the Senior Credit Facility on November 6, 2003 to permit the Company to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

NOTE 5. DISPOSITIONS

         In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal year 2003. The Company recorded a pretax gain of $306 on this transaction that is included in (gain) loss on disposition of assets in the consolidated statement of operations. The Company acquired its 60% interest in Infochannel Limited for $8,000 in cash in July 2000.

         In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica ("CDJ"), to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. This transaction was initiated in fiscal 2002. The Company recorded a pretax gain of $2,626. The Company reduced its net liabilities by $2,626, including consolidated long-term debt of approximately $45,100 (largely comprised of a vendor financing facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

         In May 2002, the Company announced an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located throughout the Company's U.S. wireless serving areas for a purchase price of $34,100 in cash, subject to adjustment. During the year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. During the three months ended August 31, 2003, the Company sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2,553. The gain on the sale of the additional 14 telecommunications towers of $1,836 was deferred and is being amortized in proportion to the amortization of the leased telecommunications towers. The Company does not expect to sell any additional towers to AAT under this agreement.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143 on June 1, 2003. The Company's obligations under SFAS No. 143 arise from certain of its cell site leases and result primarily from the Company's contractual requirements to remove its equipment from such leased sites at the end of the lease. The adoption of this statement did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, as a result of concerns over implementation and measurement issues, the FASB unanimously decided to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 were effective for the Company as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

         In the ordinary course of business, the Company enters into agreements with third parties that contain indemnification provisions. Under these provisions, the Company generally indemnifies the other party for losses suffered or incurred as a result of the Company's breach of these agreements. At times, these indemnification provisions survive termination of the underlying agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is potentially unlimited. However, the Company has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal and considered to be immaterial to the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIEs expected losses or to receive a majority of the VIE's expected residual returns. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, application of FIN 46 is required in financial statements of public entities that have that have interests in a VIE or potential VIE's that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of June 1, 2004. The Company has evaluated the effect of the adoption of FIN 46, and do not believe it will have a material effect on our Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company has determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Consideration received for the wireless service is recognized as service revenue when earned, and consideration received for the handset is recognized as equipment sales when the handset is delivered and the title is transferred to the customer. Upon adoption of EITF No. 00-21, the Company discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber does not exceed the fair value of the handset sold. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue over the expected customer relationship period. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the consolidated statement of operations. The Company adopted effective September 1, 2003 and is applying it on a prospective basis. Since the Company adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. The Company's adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB No. 104") which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

         The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. A decision of the Court with respect to certification is still pending. Damages payable by the Company could potentially be significant, although the Company does not believe any damage payments would have a material adverse effect on its consolidated results of operations.

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

Lease Commitments:

         The Company leases facilities and equipment under noncancelable operating leases. Additionally, as discussed in Note 5 to the condensed consolidated financial statements, the Company entered into sale-leaseback transactions where the Company sold telecommunications towers and leased back the same telecommunications towers. As a result of provisions in the sale and lease-back agreement that provides for continuing involvement by the Company, the Company will account for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers and will account for substantially all of its payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Other Commitments and Contingencies:

         In May 2003, the Company entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay the Company's U.S. wireless networks with global system for mobile communications ("GSM")/general packet radio service ("GPRS") technology. The Company has committed to purchase a total of approximately $15,873 under the agreement. As of November 30, 2003, no amounts have been paid in connection with this agreement.

         In fiscal year 2003 the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology ("TDMA") and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless expenditure levels, of approximately $20,000 to $30,000 over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term and expire in late 2004 and early 2005. As of November 30, 2003, none of the options have been exercised.

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

NOTE 8. SEGMENT INFORMATION

         The Company's condensed consolidated financial statements include three distinct business segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its segments based on the types of services offered and geographic location. U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also included the Company's wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), cable television and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also included the Company's Internet service provider operations in Jamaica, Infochannel Limited, until its disposition in January 2003.

         The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income
(loss) before interest, taxes, depreciation, amortization, (gain) loss on disposition of assets, minority interest in (income) loss of subsidiaries, income from equity investments, other non-operating (income) expense and special non-cash charge.

         For a detailed discussion of adjusted operating income, see "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Non-GAAP Financial Measures."

         See Note 5 for a discussion of the sale of the Company's Jamaican wireless operation and its Jamaican Internet service provider operation.

         Information about the Company's operations in its three business segments as of, and for the three and six months ended, November 30, 2003 and 2002 is as follows:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 NOVEMBER 30,                     NOVEMBER 30,
                                                      ----------------------------------------------------------------
                                                          2003               2002            2003           2002
                                                          ----               ----            ----           ----
                                                               (UNAUDITED)                        (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
U.S. wireless
Service revenue                                     $         72,878         63,433     $       144,746        129,198
Roaming revenue                                               12,529         19,353              29,747         44,132
Equipment sales                                                4,654          3,429               9,919          6,026
                                                    ------------------------------------------------------------------
  Total revenues                                              90,061         86,215             184,412        179,356
Adjusted operating income                                     35,397         39,611              74,934         84,669
Total assets                                               1,984,660      1,896,779           1,984,660      1,896,779
Capital expenditures                                          15,523          9,141              24,453         18,186

Caribbean wireless
Service revenue                                     $         72,966         59,029     $       143,347        121,375
Roaming revenue                                                  821            415               2,204            766
Equipment sales                                                2,420          2,585               4,964          5,131
                                                    ------------------------------------------------------------------
  Total revenues                                              76,207         62,029             150,515        127,272
Adjusted operating income                                     30,802         22,893              62,593         43,857
Total assets                                                 445,178        381,174             445,178        381,174
Capital expenditures                                          14,876         12,115              26,087         25,435

Caribbean broadband
Switched revenue                                    $          9,409          8,429     $        18,307         16,241
Dedicated revenue                                             12,070          9,311              23,880         18,370
Video revenue                                                 12,204         12,031              24,221         24,695
Other revenue                                                  6,089          5,019              11,762         11,202
                                                    ------------------------------------------------------------------
  Total revenues                                              39,772         34,790              78,170         70,508
Adjusted operating income                                     13,508          8,285              25,557         18,068
Total assets                                                 780,897        622,560             780,897        622,560
Capital expenditures                                           5,157         10,797              11,291         23,897

Eliminations
Total revenues (1)                                  $         (3,185)        (2,315)    $        (6,690)        (4,523)
Total assets (2)                                          (1,743,502)    (1,257,560)         (1,743,502)    (1,257,560)

Consolidated
Total revenues                                      $        202,855        180,719     $       406,407        372,613
Adjusted operating income                                     79,707         70,789             163,084        146,594
Total assets                                               1,467,233      1,642,953           1,467,233      1,642,953
Capital expenditures                                          35,556         32,053              61,831         67,518

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2) Elimination of intercompany investments.

Reconciliation of adjusted operating income to Net loss:

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 NOVEMBER 30,                  NOVEMBER 30,
                                                                 ------------                  ------------
                                                               2003          2002          2003            2002
                                                                  (Unaudited)                    (Unaudited)
                                                           -------------------------------------------------------
Adjusted operating income...............................   $    79,707   $    70,789    $  163,084       $ 146,594
Less: depreciation and amortization.....................       (34,995)      (34,646)      (70,062)        (71,127)
Special non-cash charge.................................             -        (5,000)            -          (5,000)
Gain (loss) on disposition of assets....................            55          (482)           38           1,893
                                                           -------------------------------------------------------
Operating income........................................        44,767        30,661        93,060          72,360
Income from equity investments..........................             4            79            28             133
Interest expense, net...................................       (41,562)      (36,994)      (91,160)        (75,267)
Other income (expense)..................................           257           (99)         (601)           (106)
Income tax expense......................................       (15,996)       (7,241)       (7,319)        (11,006)
Minority interest in (income) loss of subsidiaries......          (148)          120          (282)            171
                                                           -------------------------------------------------------
Net loss................................................   $   (12,678)  $   (13,474)   $   (6,274)      $ (13,715)
                                                           =======================================================

NOTE 9. CONDENSED CONSOLIDATING FINANCIAL DATA

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             AS OF NOVEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial        Centennial                        Centennial                  Communications
                                      Puerto Rico        Cellular                       Communications                   Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
       Cash and cash equivalents      $   15,000         $        -       $    50,404     $         -   $         -     $    65,404
       Accounts receivable, net           37,100                  -            42,441               -          (785)         78,756
       Inventory - phones and
         accessories, net                  2,295                  -            11,422               -             -          13,717
       Prepaid expenses and other
         current assets                    4,763                  -            27,956               -             -          32,719
                                      ----------         ----------       -----------     -----------   -----------     -----------

            Total current assets          59,158                  -           132,223               -          (785)        190,596

Property, plant & equipment, net         260,142                  -           421,542               -             -         681,684

Equity investments, net                        -                  -             2,582               -             -           2,582

Debt issuance costs, net                  19,153                  -            32,318               -             -          51,471

U.S. wireless licenses                         -                  -           371,766               -             -         371,766

Caribbean wireless licenses, net               -                  -            70,992               -             -          70,992

Cable franchise costs                          -                  -            52,139               -             -          52,139

Goodwill                                   4,186                  -            22,518               -             -          26,704

Intercompany                                   -          1,360,015         1,030,762         629,933    (3,020,710)              -

Investment in subsidiaries                     -           (473,685)          758,790        (909,988)      624,883               -

Other assets, net                          5,030                  -            21,642               -        (7,373)         19,299
                                      ----------         ----------       -----------     -----------   -----------     -----------

                Total                 $  347,669         $  886,330       $ 2,917,274     $  (280,055)  $(2,403,985)    $ 1,467,233
                                      ==========         ==========       ===========     ===========   ===========     ===========




LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
       Current portion of
         long-term debt              $    10,288        $   26,584       $       (57)     $        -    $          -   $    36,815
       Accounts payable                    8,228                 -            13,741               -               -        21,969
       Accrued expenses and other
           current liabilities            41,306                 -           170,503               -          (8,165)      203,644
       Payable to affiliates                   -                 -                 -               -               -             -
                                     -----------        ----------       -----------      ----------    ------------   -----------

       Total current liabilities          59,822            26,584           184,187               -          (8,165)      262,428

Long-term debt                           616,666           847,598            30,055         181,103               -     1,675,422

Deferred federal income taxes                  -                 -            64,382               -               -        64,382

Other liabilities                              -             3,936             7,816               -               -        11,752

Intercompany                              27,547           920,500         1,954,080          84,073      (2,986,200)            -

Minority interest in subsidiaries              -                 -               441               -               -           441

Stockholders' equity (deficit):
       Common stock                            -                 -               140           1,031            (140)        1,031
       Preferred stock                   465,000                 -           188,240               -        (653,240)            -
       Additional paid-in capital       (818,498)                -         1,339,817         472,477        (520,980)      472,816
       Accumulated deficit                (2,868)         (909,988)         (851,884)     (1,017,662)      1,764,740    (1,017,662)
       Accumulated other
         comprehensive loss                    -            (2,300)                -               -               -        (2,300)
                                     -----------        ----------       -----------      ----------    ------------   -----------
                                        (356,366)         (912,288)          676,313        (544,154)        590,380      (546,115)

       Less: treasury shares                   -                 -                 -          (1,077)              -        (1,077)
                                     -----------        ----------       -----------      ----------    ------------   -----------

       Total stockholders'
         (deficit) equity               (356,366)         (912,288)          676,313        (545,231)        590,380      (547,192)
                                     -----------        ----------       -----------      ----------    ------------   -----------

             Total                   $   347,669        $  886,330       $ 2,917,274      $ (280,055)   $ (2,403,985)  $ 1,467,233
                                     ===========        ==========       ===========      ==========    ============   ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial        Centennial                        Centennial                  Communications
                                     Puerto Rico         Cellular                       Communications                   Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
Revenue                                $ 170,003        $       -         $ 242,323        $       -     $  (5,919)     $ 406,407
                                       ---------        ---------         ---------        ---------     ---------      ---------
Costs and expenses:
   Cost of services                       25,776                -            56,021                -             -         81,797
   Cost of equipment sold                 12,241                             35,020                         (3,565)        43,696
   Sales and marketing                    17,527                -            28,779                -             -         46,306
   General and administrative             32,955                -            40,923                -        (2,354)        71,524
   Depreciation and amortization          28,530                -            41,532                -             -         70,062
   Loss (Gain) on disposition of
     assets                                   53                -               (91)               -             -            (38)
                                       ---------        ---------         ---------        ---------     ---------      ---------
                                         117,082                -           202,184                -        (5,919)       313,347
                                       ---------        ---------         ---------        ---------     ---------      ---------

Operating income                          52,921                -            40,139                -             -         93,060
                                       ---------        ---------         ---------        ---------     ---------      ---------

Income from equity investments                 -                -                28                -             -             28
Income (loss) from investments in
  subsidiaries                                 -            8,797            25,433            8,797       (43,027)             -
Interest expense, net                    (27,289)         (76,088)           27,288          (15,071)            -        (91,160)
Other expenses                                 -                -              (601)               -             -           (601)
Intercompany interest allocation               -           76,088           (76,088)               -             -              -
                                       ---------        ---------         ---------        ---------     ---------      ---------
Income (loss) before income tax
  expense and minority interest           25,632            8,797            16,199           (6,274)      (43,027)         1,327

Income tax expense                          (199)                            (7,120)               -             -         (7,319)
                                       ---------        ---------         ---------        ---------     ---------      ---------
Income (loss) before minority
  interest                                25,433            8,797             9,079           (6,274)      (43,027)        (5,992)

Minority interest in income
  (loss)                                       -                -              (282)               -             -           (282)
                                       ---------        ---------         ---------        ---------     ---------      ---------

Net income (loss)                      $  25,433        $   8,797         $   8,797        $  (6,274)    $ (43,027)     $  (6,274)
                                       =========        =========         =========        =========     =========      =========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                        Centennial         Centennial                      Centennial                 Communications
                                        Puerto Rico         Cellular                     Communications                 Corp. and
                                     Operations Corp.  Operating Co. LLC  Non-Guarantors     Corp.       Eliminations  Subsidiaries
                                     ----------------  -----------------  -------------- --------------  ------------ --------------
OPERATING ACTIVITIES:

    Net income (loss)                   $  25,433          $   8,797        $   8,797     $  (6,274)      $ (43,027)    $  (6,274)
                                        ---------          ---------        ---------     ---------       ---------     ---------
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

    Depreciation and amortization          28,530                  -           41,532             -               -        70,062
    Noncash paid in kind interest               -                  -                -        13,997               -        13,997
    Minority interest in loss of
      subsidiaries                              -                  -              282             -               -           282
    Income from equity investments              -                  -              (28)            -               -           (28)
    Equity in undistributed earnings
      of subsidiaries                           -             (8,797)         (25,433)       (8,797)         43,027             -
    Gain on disposition of assets              53                  -              (91)            -                           (38)
    Changes in assets and
      liabilities, net of effects
      of acquisitions and
      dispositions and other               21,749                  -           11,641           719               -        34,109
                                        ---------          ---------        ---------     ---------       ---------     ---------

    Total adjustments                      50,332             (8,797)          27,903         5,919          43,027       118,384
                                        ---------          ---------        ---------     ---------       ---------     ---------

        NET CASH PROVIDED BY
          OPERATING ACTIVITIES             75,765                  -           36,700          (355)              -       112,110
                                        ---------          ---------        ---------     ---------       ---------     ---------

INVESTING ACTIVITIES:

    Proceeds from disposition of
      assets, net of cash expenses              -                  -            1,681             -               -         1,681
    Capital expenditures                  (24,334)                 -          (37,497)            -               -       (61,831)
    Distributions received from
      equity investments                        -                  -               14             -               -            14
                                        ---------          ---------        ---------     ---------       ---------     ---------

        NET CASH USED IN INVESTING
          ACTIVITIES                      (24,334)                 -          (35,802)            -               -       (60,136)
                                        ---------          ---------        ---------     ---------       ---------     ---------

FINANCING ACTIVITIES:

    Proceeds from the issuance of
      long-term debt                      173,400                  -          327,461             -               -       500,861
    Repayment of debt                    (228,523)          (290,762)         (11,790)      (36,750)              -      (567,825)
    Debt issuance costs paid                    -                  -          (25,170)            -               -       (25,170)
    Net proceeds from issuance of
      common stock                              -                  -                -        34,663               -        34,663
    Proceeds from the exercise of
      employee stock options                    -                  -                -           819               -           819
    Proceeds from issuance of common
      stock under employee stock
      purchase plan                             -                  -                -           390               -           390
    Cash (paid to) received from
      affiliates                           (2,531)                 -            6,496       (34,324)         30,359             -
    Cash advances from parent
      (to subsidiaries)                   (15,085)           290,762         (280,875)       35,557         (30,359)            -
                                        ---------          ---------        ---------     ---------       ---------     ---------

        NET CASH USED IN FINANCING
          ACTIVITIES                      (72,739)                 -           16,122           355               -       (56,262)
                                        ---------          ---------        ---------     ---------       ---------     ---------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                           (21,308)                 -           17,020             -               -        (4,288)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                    36,308                  -           33,384             -               -        69,692
                                        ---------          ---------        ---------     ---------       ---------     ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                        $  15,000          $       -        $  50,404     $       -       $       -     $  65,404
                                        =========          =========        =========     =========       =========     =========


              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       Centennial
                                     Centennial         Centennial                       Centennial                  Communications
                                     Puerto Rico         Cellular                      Communications                  Corp. and
                                  Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents        $    36,308        $         -       $    33,384     $         -   $         -   $    69,692
   Accounts receivable, net              31,714                  -            40,557               -          (494)       71,777
   Inventory - phones and
     accessories, net                     1,704                  -             3,985               -             -         5,689
   Prepaid expenses and other
     current assets                       4,792                  -            29,578               -             -        34,370
                                    -----------        -----------       -----------     -----------   -----------   -----------
        Total current assets             74,518                  -           107,504               -          (494)      181,528

Property, plant & equipment, net        261,452                  -           414,122               -             -       675,574

Equity investments, net                       -                  -             2,568               -             -         2,568

Debt issuance costs, net                 16,832                  -            22,610               -             -        39,442

U.S. wireless licenses                        -                  -           371,766               -             -       371,766

Caribbean wireless licenses, net              -                  -            71,492               -             -        71,492

Cable franchise costs                         -                  -            52,139               -             -        52,139

Goodwill                                  4,186                  -            22,518               -             -        26,704

Intercompany                                  -          1,311,057           993,929         594,399    (2,899,385)            -

Investment in subsidiaries                    -           (467,678)          732,008        (918,785)      654,455             -

Other assets, net                         5,119                  -            20,516               -             -        25,635
                                    -----------        -----------       -----------     -----------   -----------   -----------

   Total                            $   362,107        $   843,379       $ 2,811,172     $  (324,386)  $(2,245,424)  $ 1,446,848
                                    ===========        ===========       ===========     ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term
     debt                           $    27,961        $    56,875       $     4,565     $         -   $          -  $    89,401
   Accounts payable                       8,256                  -            10,533               -              -       18,789
   Accrued expenses and other
     current liabilities                 30,620                  -           141,675               -           (494)     171,801
   Payable to affiliates                      -                  -               125               -              -          125
                                    -----------        -----------       -----------     -----------   ------------  -----------

   Total Current Liabilities             66,837             56,875           156,898               -           (494)     280,116

Long-term debt                          651,039            781,469            34,357         202,794              -    1,669,659

Deferred federal income taxes                 -                  -            62,788               -              -       62,788

Other liabilities                             -              7,914             5,097               -              -       13,011

Intercompany                             26,030            920,500         1,905,456          47,310     (2,899,296)           -

Minority interest in subsidiaries             -                  -               360               -              -          360

Stockholders' equity (deficit):
   Common stock                               -                  -               237             958           (237)         958
   Preferred stock                      465,000                  -           177,120               -       (642,120)           -
   Additional paid-in capital          (818,498)                 -         1,329,543         437,018       (511,044)     437,019
   Accumulated deficit                  (28,301)          (918,785)         (860,680)     (1,011,389)     1,807,767   (1,011,388)
   Accumulated other
     comprehensive loss                       -             (4,594)                -               -              -       (4,594)
                                    -----------        -----------       -----------     -----------   ------------  -----------
                                       (381,799)          (923,379)          646,220        (573,413)       654,366     (578,005)

   Less: treasury shares                      -                  -                 -          (1,077)             -       (1,077)
   Deferred compensation                      -                  -                (4)              -              -           (4)
                                    -----------        -----------       -----------     -----------   ------------  -----------

   Total stockholders' equity
     (deficit)                         (381,799)          (923,379)          646,216        (574,490)       654,366     (579,086)
                                    -----------        -----------       -----------     -----------   ------------  -----------

   Total                            $   362,107        $   843,379       $ 2,811,172     $  (324,386)  $ (2,245,424) $ 1,446,848
                                    ===========        ===========       ===========     ===========   ============  ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial        Centennial                        Centennial                  Communications
                                     Puerto Rico         Cellular                       Communications                  Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
Revenue                               $ 141,605          $       -        $ 234,274       $       -      $  (3,266)     $ 372,613
                                      ---------          ---------        ---------       ---------      ---------      ---------
Costs and expenses:
    Cost of services                     23,442                  -           57,823               -         (1,134)        80,131
    Cost of equipment sold               12,124                  -           18,582               -              -         30,706
    Sales and marketing                  17,777                  -           29,679               -              -         47,456
    General and administrative           33,387                  -           41,471               -         (2,132)        72,726
    Depreciation and amortization        31,529                  -           39,598               -              -         71,127
    Loss (gain) on disposition of
      assets                                476                  -           (2,369)              -              -         (1,893)
                                      ---------          ---------        ---------       ---------      ---------      ---------
                                        118,735                  -          184,784               -         (3,266)       300,253
                                      ---------          ---------        ---------       ---------      ---------      ---------

Operating income                         22,870                  -           49,490               -              -         72,360
                                      ---------          ---------        ---------       ---------      ---------      ---------

Income from equity investments                -                  -              133               -              -            133
Income from investments in
  subsidiaries                                -                165            3,491             165         (3,821)             -
Interest expense, net                   (19,379)           (41,011)            (997)        (13,880)             -        (75,267)
Other expenses                                -                  -             (106)              -              -           (106)
Intercompany interest allocation              -             41,011          (41,011)              -              -              -
                                      ---------          ---------        ---------       ---------      ---------      ---------

Income (loss) before income tax
  expense and minority interest           3,491                165           11,000         (13,715)        (3,821)        (2,880)

Income tax expense                            -                  -          (11,006)              -              -        (11,006)
                                      ---------          ---------        ---------       ---------      ---------      ---------

Income (loss) before minority
  interest                                3,491                165               (6)        (13,715)        (3,821)       (13,886)

Minority interest in loss of
  subsidiaries                                -                  -              171               -              -            171
                                      ---------          ---------        ---------       ---------      ---------      ---------

Net income (loss)                     $   3,491          $     165        $     165       $ (13,715)     $  (3,821)     $ (13,715)
                                      =========          =========        =========       =========      =========      =========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                                         Centennial
                                           Centennial        Centennial                     Centennial                 Communication
                                           Puerto Rico        Cellular          Non-      Communications                 Corp. and
                                        Operations Corp.  Operating Co. LLC  Guarantors       Corp.       Eliminations  Subsidiaries
                                        ----------------  -----------------  ----------   --------------  ------------  ------------
OPERATING ACTIVITIES:

   Net income (loss)                       $   3,491          $     165      $     165      $ (13,715)     $  (3,821)     $ (13,715)
                                           ---------          ---------      ---------      ---------      ---------      ---------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

   Depreciation and amortization              31,529                  -         39,598              -              -         71,127
   Non cash, paid-in kind interest                                                             12,514                        12,514
   Minority interest in loss of
     subsidiaries                                  -                  -           (171)             -              -           (171)
   Income from equity investments                  -                  -           (133)             -              -           (133)
   Equity in undistributed earnings
     of subsidiaries                               -               (165)        (3,491)          (165)         3,821              -
   Gain (loss) on disposition of
     assets                                      476                  -         (2,369)             -              -         (1,893)
   Changes in assets and liabilities,
     net of effects of acquisitions
     and dispositions and other               20,464                  -          6,251          1,610              -         28,325
                                           ---------          ---------      ---------      ---------      ---------      ---------

   Total adjustments                          52,469               (165)        39,685         13,959          3,821        109,769
                                           ---------          ---------      ---------      ---------      ---------      ---------

      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                            55,960                  -         39,850            244              -         96,054
                                           ---------          ---------      ---------      ---------      ---------      ---------

INVESTING ACTIVITIES:

   Proceeds from disposition of assets,
     net of cash expenses                          -                  -          7,540              -              -          7,540
   Capital expenditures                      (35,786)                 -        (31,732)             -              -        (67,518)
   Distribution received from equity
     investments                                   -                  -             48              -              -             48
                                           ---------          ---------      ---------      ---------      ---------      ---------

      NET CASH USED IN INVESTING
        ACTIVITIES                           (35,786)                 -        (24,144)             -              -        (59,930)
                                           ---------          ---------      ---------      ---------      ---------      ---------

FINANCING ACTIVITIES:

   Proceeds from the issuance of
     long-term debt                              335             20,000          6,838              -              -         27,173
   Repayment of debt                          (9,290)           (36,301)        (1,578)             -              -        (47,169)
   Proceeds from issuance of common
     stock under employee stock
     purchase  plan                                -                  -              -            483              -            483
   Cash (paid to) received from
     affiliates                              (11,295)            16,301          8,294              -              -         13,300
   Cash advances from parent (to
     subsidiaries)                                 -                  -        (12,573)          (727)             -        (13,300)
                                           ---------          ---------      ---------      ---------      ---------      ---------

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                 (20,250)                 -            981           (244)             -        (19,513)
                                           ---------          ---------      ---------      ---------      ---------      ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                    (76)                 -         16,687              -                        16,611

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   13,539                  -         20,332              -                        33,871
                                           ---------          ---------      ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                $  13,463          $       -      $  37,019      $       -      $       -      $  50,482
                                           =========          =========      =========      =========      =========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

         The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, in addition to the unaudited interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

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

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" herein and the "Risk Factors" section of our 2003 Annual Report on Form 10-K.

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

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

    Wireless Revenue. We recognize wireless service revenue in the period the service is provided to our customers. Services billed in advance are recognized as income when earned. Revenue from sales of handsets and accessories are recognized in the period these products are sold to the customer. We have multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, we are required to make estimates for service revenue earned, but not yet billed at the end of each quarter. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of each quarter. Prior to September 1, 2003, revenue from activation fees was recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

    In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We have determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, we discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber does not exceed the fair value of the handset sold. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the statement of operations. We adopted EITF No. 00-21 effective September 1, 2003 and are applying it on a prospective basis. Since we adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. Our adoption of EITF No. 00-21 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows. Revenue from other services is recognized when earned.

    Broadband Revenue. We recognize revenue from cable television installation fees to the extent of direct selling costs in the period the installation is provided to the customer. We have multiple billing cycles, all of which span the end of our fiscal quarterly periods. As a result of our billing cycle cut-off times, we are required to make estimates for switched and dedicated revenue earned, but not yet billed, at the end of each of our fiscal quarters. These estimates are based primarily on the actual results of the immediately preceding comparable billing cycle. Actual billing cycle results and related revenue may vary, depending on actual customer usage and monthly recurring charge mix, from the results estimated at the end of each fiscal quarter. Revenue from prepaid long distance cards is recognized as the customer uses the minutes on the cards. Revenue from other services is recognized when earned. Revenue from equipment sales is recognized in the period these products are sold to the customer.

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

Valuation of Long-Lived Assets

    Long-lived assets such as property, plant and equipment, certain license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our valuation, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses, with the carrying value of the long-lived assets.

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

    Goodwill and other intangible assets with indefinite lives (e.g., wireless licenses) are not amortized, but are subject to impairment tests. When testing the carrying value of these assets for impairment, we determine, within each segment, the fair value of aggregated indefinite-lived intangible assets by subtracting from each segment discounted cash flows the fair value of all of the other net tangible and intangible assets of that segment.

    Our U.S. wireless and Puerto Rico personal communications services ("PCS") licenses and the cable franchise costs are treated as indefinite-lived intangible assets and are not amortized, but rather are tested for impairment annually or if there are changes in circumstances. We re-evaluate the useful life determination for U.S. wireless and Puerto Rico PCS licenses and the Puerto Rico cable television franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Derivative Financial Instruments

    We use derivative financial instruments as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. Our portfolio of derivative financial instruments consists of interest rate swap and collar agreements. We use interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to higher interest rates. We use interest rate collar agreements to lock in a maximum interest rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

    Our interest rate swaps and collars qualify for hedge accounting. As such, the fair value of the swaps and collars is recorded as a liability and as a component of other comprehensive loss (net of tax). The ineffectiveness of the collar is recorded in the consolidated statement of operations as a component of interest expense.

    In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," or SFAS No. 149. SFAS No. 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to "SFAS 133 Implementation Issues," which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Stock-Based Compensation

    Stock based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Options Issued to Employees" ("APB No. 25"). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply APB No. 25 and adopt only the disclosure requirements of SFAS No. 123.

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

    Adjusted operating income is used by our management as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of factors and trends affecting our business than the GAAP results alone. Management also uses this financial measure as one of several criteria to determine the achievement of performance-based cash bonuses. We also regularly communicate our adjusted operating income to the public through our earnings releases because it is the financial measure commonly used by analysts that cover our industry and our investor base to evaluate our performance. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted operating income, to provide a financial measure by which to compare a company's assessment of its operating performance against that of other companies in the same industry. This non-GAAP financial measure is helpful in more clearly reflecting the sales of our products and services, as well as highlighting trends in our core businesses that may not otherwise be apparent when relying solely on GAAP financial measures, because this non-GAAP financial measure eliminates from earnings financial items that have less bearing on our performance. In addition, as our calculation of adjusted operating income is similar, but not identical, to certain financial ratios that are used in the financial covenants of our Senior Credit Facility and the indentures governing our Senior Subordinated Notes due 2008 and Senior Notes due 2013, and since we do not publicly disclose the calculations of these financial ratios, adjusted operating income is the most comparable financial measure that is readily available to investors to evaluate our compliance with our financial covenants.

    The term "adjusted operating income" as used in this Form 10-Q refers to, for any period, net income (loss) before interest, taxes, depreciation, amortization, (gain) loss on disposition of assets, minority interest in (income) loss of subsidiaries, income from equity investments, other (income) expense and special non-cash charge.

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

         - Management does not consider income tax expense when considering the profitability of our core operations. Nevertheless, the amount of taxes we are required to pay reduces the amount of funds otherwise available for use in our business and thus may be useful for an investor to consider.

         - Depreciation and amortization are important for investors to consider, even though they are non-cash charges, because they represent generally the wear and tear on our property, plant and equipment, which produce our revenue. We do not believe these charges are indicative of our core operating performance.

         - (Gain) loss on the disposition of assets may increase or decrease the cash available to us and thus may be important for an investor to consider. We are not in the business of acquiring or disposing of assets and, therefore, the effect of the disposition of assets may not be comparable from year-to-year. We believe such gains or losses recorded on the disposition of an asset do not reflect the core operating performance of our business.

         - Minority interest in loss (income) of subsidiaries relates to our minority investors' proportionate share of income or losses in our non-wholly owned subsidiaries, which generated non-cash charges to our operating results. Operating results attributable to these minority investors' investments do not necessarily result in any direct benefit or detriment to us and, therefore, we believe it would be helpful to exclude such items to better reflect our core operating performance.

         - Income from equity investments relates to our proportionate share of income or loss from the entities in which we hold minority interests. We do not control these entities and, as such, do not believe the income we receive from such entities is indicative of our core operating performance.

         - Other (income) expense relates to foreign currency transaction losses in our operations in the Dominican Republic because some of our revenue in the Dominican Republic is collected and expenses are paid in local currency, the DR peso. Although foreign currency transaction gains or losses have a cash effect on our results, because some of our costs incurred in the Dominican Republic are paid in U.S. dollars, by excluding them we are better able to evaluate the real effects of changes in our core operating performance.

         - The special non-cash charge relates to disputed billings that arose in prior fiscal years with the Puerto Rico Telephone Company ("PRTC"). We recorded this charge in the second quarter of fiscal 2003 as a result of developments in these disputes at that time and the protracted negotiations with PRTC concerning the disputed billings. While these charges reduced cash available to us, due to newly negotiated interconnection rates with PRTC, we believe disputed charges will become less material in future periods.

    Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.

    The following table sets forth a reconciliation of net loss to adjusted operating income for our consolidated results.

    RECONCILIATION OF CONSOLIDATED NET LOSS TO ADJUSTED OPERATING INCOME

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          NOVEMBER 30,                 NOVEMBER 30,
                                                     ----------------------     -----------------------
                                                       2003         2002          2003          2002
                  (In thousands)                          (Unaudited)                (Unaudited)
                                                     ----------------------     -----------------------
NET LOSS                                             $ (12,678)   $ (13,474)    $  (6,274)    $ (13,715)
Minority interest in (loss) income of subsidiaries         148         (120)          282          (171)
Income tax expense                                      15,996        7,241         7,319        11,006
Other (income) expense                                    (257)          99           601           106
Interest expense, net                                   41,562       36,994        91,160        75,267
Income from equity investments                              (4)         (79)          (28)         (133)
                                                     ---------    ---------     ---------     ---------
Operating income                                        44,767       30,661        93,060        72,360
(Gain) loss on disposition of assets                       (55)         482           (38)       (1,893)
Special non-cash charge                                      -        5,000             -         5,000
Depreciation and amortization                           34,995       34,646        70,062        71,127
                                                     ---------    ---------     ---------     ---------
ADJUSTED OPERATING INCOME                            $  79,707    $  70,789     $ 163,084     $ 146,594
                                                     =========    =========     =========     =========

    Our business segments were determined in accordance with GAAP. Our management measures the operating performance of each of our business segments based on adjusted operating income. Adjusted operating income is the measure of profit or loss reviewed by the chief operating decision maker when assessing the performance of each segment and making decisions about the resources to allocate to each segment. Under current SEC rules for non-GAAP financial measures, adjusted operating income as used with respect to our business segments is not required to be reconciled to a GAAP financial measure. We have, however, also provided in the following tables a reconciliation of operating income to adjusted operating income for each of our business segments.

U.S. WIRELESS

RECONCILIATION OF OPERATING INCOME TO ADJUSTED OPERATING INCOME

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                            NOVEMBER 30,          NOVEMBER 30,
                                       --------------------   -------------------
                                         2003        2002       2003       2002
           (In thousands)                  (Unaudited)            (Unaudited)
                                       --------------------   -------------------
Operating income                       $ 26,372    $ 30,209   $ 56,690   $ 66,034
(Gain) loss on disposition of assets        (35)          1         99         (3)
Depreciation and amortization             9,060       9,401     18,145     18,638
                                       --------    --------   --------   --------
ADJUSTED OPERATING INCOME              $ 35,397    $ 39,611   $ 74,934   $ 84,669
                                       ========    ========   ========   ========

CARIBBEAN WIRELESS

RECONCILIATION OF OPERATING INCOME TO ADJUSTED OPERATING INCOME

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                            NOVEMBER 30,          NOVEMBER 30,
                                       --------------------   -------------------
                                         2003        2002       2003       2002
           (In thousands)                   (Unaudited)           (Unaudited)
                                       --------------------   -------------------
Operating income                       $ 17,775    $  3,797   $ 36,187   $ 11,670
(Gain) loss on disposition of assets        (20)        492         53     (1,878)
Special non-cash charge                       -       4,389          -      4,389
Depreciation and amortization            13,047      14,215     26,353     29,676
                                       --------    --------   --------   --------
ADJUSTED OPERATING INCOME              $ 30,802    $ 22,893   $ 62,593   $ 43,857
                                       ========    ========   ========   ========

CARIBBEAN BROADBAND

RECONCILIATION OF OPERATING INCOME (LOSS) TO ADJUSTED OPERATING INCOME

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                    NOVEMBER 30,            NOVEMBER 30,
                                -------------------    --------------------
                                  2003       2002        2003        2002
       (In thousands)               (Unaudited)             (Unaudited)
                                -------------------    --------------------
Operating income (loss)         $    620   $ (3,345)   $    183    $ (5,344)
Gain on disposition of assets          -        (11)       (190)        (12)
Special non-cash charge                -        611           -         611
Depreciation and amortization     12,888     11,030      25,564      22,813
                                --------   --------    --------    --------
ADJUSTED OPERATING INCOME       $ 13,508   $  8,285    $ 25,557    $ 18,068
                                ========   ========    ========    ========

RESULTS OF OPERATIONS

    We had 997,200 wireless subscribers at November 30, 2003, as compared to 896,800 at November 30, 2002, an increase of 11%. The net loss for the three and six months ended November 30, 2003 was $12.7 million and $6.3 million, respectively, as compared to a net loss of $13.5 million and $13.7 million for the three and six months ended November 30, 2002, respectively. Basic and diluted loss per share for the three and six months ended November 30, 2003 was $0.13 and $0.06, respectively, as compared to basic and diluted loss per share of $0.14 for both the three and six months ended November 30, 2002.

    In accordance with SFAS No. 109, "Accounting for Income Taxes", and APB Opinion No. 28, "Interim Financial Reporting", we have recorded our tax expense for the three and six months ended

November 30, 2003 based on our projected annual worldwide effective tax rate of 552%. Our projected annual worldwide effective tax rate of 552% is primarily due to book losses generated in the Dominican Republic for which, in our judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, certain interest expense related to our Mezzanine Debt that is not deductible for U.S. income tax purposes and certain foreign taxes for which we cannot claim a foreign tax credit.

Consolidated Operations

                                   Three Months Ended                          Six Months Ended
                                      November 30,                                November 30,
                                ----------------------                      ----------------------
 (In thousands, except per         2003         2002                           2003         2002
     share amounts)                   (Unaudited)             % Change            (Unaudited)             % Change
------------------------------------------------------------------------------------------------------------------
Operating income                $  44,767    $  30,661           46%        $  93,060    $  72,360           29%
Net loss                        $ (12,678)   $ (13,474)          (6)        $  (6,274)   $ (13,715)         (54)
Loss per share:
    Basic                       $   (0.13)   $   (0.14)          (7)        $   (0.06)   $   (0.14)         (57)
    Diluted                     $   (0.13)   $   (0.14)          (7)        $   (0.06)   $   (0.14)         (57)
Adjusted operating income (1)   $  79,707    $  70,789           13%        $ 163,084    $ 146,594           11%

(1) See "Certain Non-GAAP Financial Measures" beginning on page 28.

U.S. Wireless Operations

                                    Three Months Ended                         Six Months Ended
                                       November 30,                              November 30,
                                 ----------------------                      ---------------------
                                    2003         2002                          2003        2002
      (In thousands)                   (Unaudited)           % Change             (Unaudited)            % Change
-----------------------------------------------------------------------------------------------------------------
Revenues:
Service revenue                  $  72,878    $  63,433          15%         $ 144,746   $ 129,198           12%
Roaming revenue                     12,529       19,353         (35)            29,747      44,132          (33)
Equipment sales                      4,654        3,429          36              9,919       6,026           65
-----------------------------------------------------------------------------------------------------------------
    Total revenues                  90,061       86,215           4            184,412     179,356            3
-----------------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of services                    17,195       15,009          15             33,580      32,449            3
Cost of equipment sold              12,041        7,311          65             25,124      13,421           87
Sales and marketing                 12,054       11,228           7             23,475      22,889            3
General and administrative          13,374       13,056           2             27,299      25,928            5
-----------------------------------------------------------------------------------------------------------------
    Total costs and expenses        54,664       46,604          17            109,478      94,687           16
-----------------------------------------------------------------------------------------------------------------
 Adjusted operating
     income(1)                      35,397       39,611         (11)            74,934      84,669          (11)
(Gain) loss on disposition of
     assets                            (35)           1           *                 99          (3)           *
 Depreciation and amortization       9,060        9,401          (4)            18,145      18,638           (3)
-----------------------------------------------------------------------------------------------------------------
Operating income                 $  26,372    $  30,209         (13)%        $  56,690   $  66,034          (14)%
=================================================================================================================

*        Percentage change not meaningful.

(1)      See "Certain Non-GAAP Financial Measures" beginning on page 28.

    Revenues. U.S. wireless service revenue increased $9.4 million, or 15%, and $15.5 million, or 12%, to $72.9 million and $144.7 million for the three and six months ended November 30, 2003, respectively, as compared to the same periods last year. The increase was due to growth in service revenue per subscriber of $7.2 million and $12.3 million for the three and six months ended November 30, 2003, respectively, and to revenue from new subscribers of $2.2 million and $3.2 million during the same periods.

    U.S. wireless roaming revenue decreased $6.8 million, or 35%, and $14.4 million, or 33%, from roaming revenues of $19.4 million and $44.1 million for the three and six months ended November 30, 2002, respectively. The decrease was primarily the result of lower average roaming rates per minute resulting in a decrease of $8.2 million and $23.2 million for the three and six months ended November 30, 2003, respectively, partially offset by an increase in roaming usage resulting in an increase of $1.4 million and $8.8 million during the same periods.

    Equipment sales increased $1.2 million, or 36%, and $3.9 million, or 65%, during the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002 due to a change in the mix of phones sold, increased exchanges and upgrades and to increased activations in the current period compared to the same period in the prior year.

    Our U.S. wireless operations had approximately 551,300 and 530,100 subscribers at November 30, 2003 and 2002, respectively. During the twelve months ended November 30, 2003, increases from new activations of 172,300 were offset by subscriber cancellations of 151,100. The monthly postpaid churn rate was 2.0% and 1.9% for the three and six months ended November 30, 2003, respectively, as compared to 1.9% for both of the same periods last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors, non-payment and the lack of usage by our prepaid customers. Our postpaid subscribers represented approximately 97% of our total U.S. wireless subscribers at November 30, 2003, up from approximately 96% at November 30, 2002.

    U.S. wireless revenue per subscriber per month ("ARPU") was $55 and $56 for the three and six months ended November 30, 2003, respectively, as compared to $54 and $56 for the same periods a year ago. ARPU increased slightly during the three months ended November 30, 2003 as compared to the same period a year ago due to an increase in retail revenue resulting primarily from the introduction of national rate plans. Average minutes of use per subscriber were 296 and 294 per month for the three and six months ended November 30, 2003, respectively, as compared to 254 and 248 for the same period last year.

    Costs and expenses. Cost of services increased $2.2 million, or 15%, and $1.1 million, or 3%, during the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002, primarily due to an increase in variable costs associated with a larger subscription base, most notably mobile long distance expenses. This was partially offset by reduced roamer service cost due to lower roaming rates, under our roaming agreements.

    Cost of equipment sold increased $4.7 million, or 65%, and $11.7 million, or 87%, for the three and six months ended November 30, 2003, respectively, as compared to the same periods last year, due primarily to higher customer activations, an increase in phones used for customer retention and a change in the mix of phones. The increase in phones used for customer retention was partially due to our efforts to retain customers in light of wireless local number portability ("WLNP") regulations that took effect on November 24, 2003, in 100 designated markets, including our Fort Wayne, Indiana and Puerto Rico markets and that will take effect in all markets on May 26, 2004, which require wireless carriers to permit the phone numbers that they allocate to their customers to be portable when the customer switches to another wireless carrier.

    Sales and marketing expenses increased $0.8 million, or 7%, and $0.6 million, or 3%, for the three and six months ended November 30, 2003, respectively, as compared to the same periods in the prior year, primarily due to increased commissions and advertising.

    General and administrative expenses increased $0.3 million, or 2%, and $1.4 million, or 5%, during the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002, primarily due to increased costs to support the expanding subscriber base.

    Adjusted operating income for the U.S. wireless operations was $35.4 million and $74.9 million for the three and six months ended November 30, 2003, respectively, a decrease of $4.2 million, or 11%, and $9.7 million, or 11%, as compared to the same periods in fiscal 2003.

    Depreciation and amortization was $9.1 million and $18.1 million for the three and six months ended November 30, 2003, respectively, a decrease of $0.3 million, or 4%, and $0.5 million, or 3%, from the same periods in fiscal 2003. The decrease was primarily due to a decrease in depreciation expense that resulted from our changing the useful lives of our telecommunications towers from 10 years to 30 years in the fourth quarter of fiscal 2003. This decrease was partially offset by increased depreciation related to capital expenditures made during fiscal 2003 and fiscal 2004.

    Operating income was $26.4 million and $56.7 million for the three and six months ended November 30, 2003, respectively, a decrease of $3.8 million and $9.3 million, respectively, from operating income of $30.2 million and $66.0 million for the same periods in fiscal 2003.

Caribbean Wireless Operations

                                  Three Months Ended                     Six Months Ended
                                     November 30,                          November 30,
                                ----------------------                 ---------------------
                                  2003         2002                      2003        2002
       (In thousands)                 (Unaudited)         % Change               (Unaudited)        % Change
------------------------------------------------------------------------------------------------------------
Revenues:
 Service revenue                $  72,966    $  59,029       24%       $ 143,347   $ 121,375           18%
 Roaming revenue                      821          415       98            2,204         766          188
 Equipment sales                    2,420        2,585       (6)           4,964       5,131           (3)
------------------------------------------------------------------------------------------------------------
    Total revenues                 76,207       62,029       23          150,515     127,272           18
------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of services                  10,961        9,434       16           22,558      21,164            7
 Cost of equipment sold             9,915        8,036       23           18,349      16,942            8
 Sales and marketing                9,078        9,898       (8)          18,403      19,809           (7)
 General and administrative        15,451       11,768       31           28,612      25,500           12
------------------------------------------------------------------------------------------------------------
    Total costs and expenses       45,405       39,136       16           87,922      83,415            5
------------------------------------------------------------------------------------------------------------
Adjusted operating income(1)       30,802       22,893       35           62,593      43,857           43
(Gain) loss on disposition of
     assets                           (20)         492     (104)              53      (1,878)        (103)
Special non-cash charge                 -        4,389       NA                -       4,389           NA
Depreciation and amortization      13,047       14,215       (8)          26,353      29,676          (11)
------------------------------------------------------------------------------------------------------------
Operating income                $  17,775    $   3,797      368%       $  36,187   $  11,670          210%
============================================================================================================

(1) See "Certain Non-GAAP Financial Measures" beginning on page 28.

    Revenues. Caribbean wireless service revenue increased $13.9 million, or 24%, and $22.0 million or, 18%, to $73.0 million and $143.3 million for the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $11.9 million and $19.9 million, for the three and six months ended November 30, 2003, respectively, as well as an increase of $2.0 million and $2.1million in service revenue per subscriber for the same periods.

    Revenue from Caribbean wireless roaming increased $0.4 million, or 98%, and $1.4 million, or 188%, for the three and six months ended November 30, 2003, respectively, from roaming revenue of $0.4 million and $0.8 million for the three and six months ended November 30, 2002. The increase was primarily due to an increase in roaming usage of $0.4 million and $2.0 million, as compared to the same periods last year. The increase for the six months ended November 30, 2003 was partially offset by a decrease in revenue of $0.6 million resulting from a lower roaming rate per minute.

    Our Caribbean wireless operations had approximately 445,900 subscribers at November 30, 2003, an increase of 22% from the 366,700 subscribers at November 30, 2002. During the twelve months ended November 30, 2003, increases from new activations of 236,000 were offset by subscriber cancellations of 156,800. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors, non-payment and the lack of usage by our prepaid customers.

    The monthly postpaid churn rate decreased to 2.4% and 2.3% for three and six months ended November 30, 2003, respectively, from 2.8% and 3.0% for the same periods a year ago. Our postpaid subscribers represented approximately 75% of our total Caribbean wireless subscribers at November 30, 2003, up from approximately 72% at November 30, 2002.

    Caribbean wireless ARPU was $59 for both the three and six months ended November 30, 2003, as compared to $57 and $58 for the three and six months ended November 30, 2003, respectively. Our customers used an average of 923 minutes of airtime per month for the three months ended November 30, 2003, as compared to 727 minutes of use per month during the three months ended November 30, 2002. An average of 1,181 minutes of airtime were used by our postpaid customers per month for the three months ended November 30, 2003, as compared to 971 minutes of use per month during the three months ended November 30, 2002.

    There was a typographical error in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2004 filed on October 15, 2003. An average of 894 minutes, rather than 984 minutes of airtime were used by our Caribbean wireless customers per month for the three months ended August 31, 2003.

    Costs and expenses. Cost of services increased $1.5 million, or 16%, and $1.4 million, or 7%, during the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002. The increase was primarily due to increases in variable costs associated with a larger subscription base, most notably mobile long distance expense and interconnect charges. This was partially offset by reduced cost of services due to the sale of Centennial Digital Jamaica ("CDJ") in August 2002.

    Cost of equipment sold increased $1.9 million, or 23%, and $1.4 million, or 8%, during the three and six months ended November 30, 2003, respectively, as compared to the same period last year, due primarily to an increase in phones used for customer retention and a change in the mix of phones sold versus those that were rented.

    Sales and marketing expenses decreased $0.8 million, or 8%, and $1.4 million or 7%, during the three and six months ended November 30, 2003, respectively, as compared to the same period last year. The decrease was primarily due to a decrease in the amount of store rent expense allocated to sales and marketing expenses. This decrease in the amount allocated was made to reflect the fact that portions of the stores are increasingly being used more for customer service and customer retention activities rather than sales and marketing. In addition, we had reduced sales and marketing expense due to the sale of our interest in CDJ in August 2002.

    General and administrative expenses increased $3.7 million, or 31%, and $3.1 million, or 12%, during the three and six months ended November 30, 2003, respectively, as compared to the same period in fiscal 2003. The increase was due to increased expenses associated with the outsourcing of our phone activation process in Puerto Rico, as well as the increase in the amount of store rent expense allocated to general and administrative expenses, to better reflect that stores are increasingly being used more for customer service and customer retention activities.

Additionally, subscriber billing costs increased as a result of the 27% growth of postpaid subscribers and we incurred increased expenses as a result of implementing WLNP.

    Adjusted operating income for the Caribbean wireless operations for the three and six months ended November 30, 2003 was $30.8 million and $62.6 million, respectively, an increase of $7.9 million, or 35%, and $18.7 million, or 43%, respectively, as compared to the three and six months ended November 30, 2002.

    The gain on disposition of assets during the six months ended November 30, 2002 was due to the sale of our interest in CDJ in August 2002.

    Depreciation and amortization for the three and six months ended November 30, 2003 was $13.0 million and $26.4 million, respectively, a decrease of $1.2 million, or 8%, and $3.3 million, or 11%, respectively, as compared to the three and six months ended November 30, 2002. The decrease was primarily due to a decrease in depreciation on capitalized PCS phones in Puerto Rico. This decrease is due to lower capital expenditures on PCS phones loaned to subscribers in the three and six months ended November 30, 2003 than in the same period in the prior year. In addition, the decrease in depreciation and amortization reflects the sale of our interest in CDJ in August 2002.

    Operating income for the three and six months ended November 30, 2003 was $17.8 million and $36.2 million, respectively, an increase of $14.0 million and $24.5 million from the operating income of $3.8 million and $11.7 million, respectively, from the same period last year.

Caribbean Broadband Operations

                                Three Months Ended                   Six Months Ended
                                    November 30,                        November 30,
                                -------------------                 --------------------
                                  2003       2002                     2003        2002
       (In thousands)               (Unaudited)          % Change        (Unaudited)          % Change
------------------------------------------------------------------------------------------------------
Revenues:
Switched revenue                $  9,409   $  8,429          12%    $ 18,307    $ 16,241          13%
Dedicated revenue                 12,070      9,311          30       23,880      18,370          30
Cable television revenue          12,204     12,031           1       24,221      24,695          (2)
Other revenue                      6,089      5,019          21       11,762      11,202           5
------------------------------------------------------------------------------------------------------
    Total revenues                39,772     34,790          14       78,170      70,508          11
------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of services                  15,997     15,592           3       32,067      30,757           4
Cost of equipment sold               102        187         (46)         223         342         (35)
Sales and marketing                2,404      2,498          (4)       4,427       4,757          (7)
General and administrative         7,761      8,228          (6)      15,896      16,584          (4)
------------------------------------------------------------------------------------------------------
    Total costs and expenses      26,264     26,505          (1)      52,613      52,440           0
------------------------------------------------------------------------------------------------------
Adjusted operating income(1)      13,508      8,285          63       25,557      18,068          41
Gain on disposition of assets          -        (11)         NA         (190)        (12)          *
Special non-cash charge                -        611          NA            -         611          NA
Depreciation and amortization     12,888     11,030          17       25,564      22,813          12
------------------------------------------------------------------------------------------------------
Operating income (loss)         $    620   $ (3,345)        119%    $    183    $ (5,344)        103%
======================================================================================================

*        Percentage change not meaningful

(1)      See "Certain Non-GAAP Financial Measures" beginning on page 28.

    Revenues. Caribbean broadband revenue increased $5.0 million, or 14%, and $7.7 million, or 11%, to $39.8 million and $78.2 million for the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002.

    Switched revenue increased $1.0 million, or 12%, and $2.1 million, or 13%, to $9.4 million and $18.3 million for the three and six months ended November 30, 2003, respectively, as compared to the same periods last year. The increase was primarily due to a 22% increase in switched access lines to 45,100 as of the end of the second quarter of fiscal 2004 and a corresponding growth in aggregate minutes of use.

    Dedicated revenue increased $2.8 million, or 30%, and $5.5 million, or 30%, to $12.1 million and $23.9 million for the three and six months ended November 30, 2003, respectively, as compared to the same periods last year. The increase was primarily the result of a 35% growth in voice grade equivalent (the amount of capacity required to carry one telephone call) dedicated lines to 230,000 and an increase in revenue per circuit.

    Cable television revenue remained flat during the three and six months ended November 30, 2003 as compared to the same periods last year despite a decline in subscribers of 8.1%

    Other revenue increased $1.1 million, or 21%, and $0.6 million, or 5%, to $6.1 million and $11.8 million for the three and six months ended November 30, 2003, respectively, from the same periods last year. The increase was primarily due to an increase in the number of international long distance minutes to the Dominican Republic and long distance minutes to Puerto Rico that we terminate. This was partially offset by the loss of revenue as a result of the sale of Infochannel in January 2003.

    Costs and expenses. Cost of services increased $0.4 million, or 3%, and $1.3 million, or 4%, during the three and six months ended November 30, 2003, respectively, as compared to the same periods last year. The increase was primarily due to an increase in access charges in the Dominican Republic and termination expense in Puerto Rico, resulting from the increase in the number of international long distance minutes to the Dominican Republic and long distance minutes to Puerto Rico that we terminate. This was partially offset by reduced costs of services due to the sale of Infochannel in January 2003.

    Sales and marketing expenses decreased $0.1 million, or 4%, and $0.3 million, or 7%, during the three and six months ended November 30, 2003, respectively, as compared to the three and six months ended November 30, 2002. The decrease was primarily due to an overall reduction in advertising spending and reduced cable television commissions due to a decrease in cable activations.

    General and administrative expenses decreased $0.5 million, or 6%, and $0.7 million, or 4%, during the three and six months ended November 30, 2003, as compared to the three and six months ended November 30, 2002. The decrease was primarily due to reduced general and administrative expenses due to the sale of Infochannel.

    Adjusted operating income for the Caribbean broadband operations for the three and six months ended November 30, 2003 was $13.5 million and $25.6 million, respectively, an increase of $5.2 million, or 63%, and $7.5 million, or 41%, respectively, as compared to the same periods last year.

    Depreciation and amortization for the three and six months ended November 30, 2003 was $12.9 million and $25.6 million, respectively, an increase of $1.9 million, or 17%, and $2.8 million, or 12%, respectively, from the same periods last year. The increase was primarily due to increased depreciation expense associated with the continued expansion of the Puerto Rico broadband operation.

    Operating income for the three and six months ended November 30, 2003 was $0.6 million and $0.2 million, respectively, an improvement of $3.9 million and $5.5 million as compared to the operating loss of $3.3 million and $5.3 million for the same periods in fiscal 2003, respectively.

CONSOLIDATED

    Other non-operating income and expenses. Net interest expense was $41.6 million and $91.2 million for the three and six months ended November 30, 2003, respectively, an increase of $4.6 million, or 12%, and $15.9 million, or 21%, from the three and six months ended November 30, 2002, respectively. Gross interest expense was $41.7 million and $91.5 million for the three and six months ended November 30, 2003, respectively, as compared to $37.4 million and $75.9 million for the same periods a year ago. This increase resulted primarily from the write-off of approximately $8.6 million in debt issuance costs due to the repayment of a portion of our term loans, as well as interest on the Senior Notes, which were issued on June 20, 2003 in a private placement transaction. This increase was partially offset by lower interest on our terms loans and our revolving credit facility due to a lower average interest rate on our variable rate debt and lower outstanding debt balances. Total debt decreased $50.2 million from November 30, 2002 to November 30, 2003.

    The weighted-average debt outstanding during the three months ended November 30, 2003 was $1,738.5 million, a decrease of $24.3 million as compared to the weighted-average debt outstanding of $1,762.8 million during the three months ended November 30, 2002. The weighted-average debt outstanding during the six months ended November 30, 2003 was $1,749.3 million, a decrease of $34.7 million as compared to the weighted-average debt outstanding of $1,784.0 million during the six months ended November 30, 2002. Including the amortization and write off of debt issuance, our weighted-average interest rates were 9.6% and 10.5% for the three and six months ended November 30, 2003, respectively, as compared to 8.5% for the same periods a year ago. Excluding the amortization and write-off of debt issuance costs, the weighted-average interest rates were 9.1% and 9.0% for the three and six months ended November 30, 2003, respectively, as compared to 8.0% and 8.1% for the same periods a year ago.

    Income (loss) before income tax expense and minority interest for the three and six months ended November 30, 2003 was $3.5 million and $1.3 million, respectively, as compared to ($6.4) million and ($2.9) million for the three and six months ended November 30, 2002, respectively. Income tax expense was $16.0 million and $7.3 million for the three and six months ended November 30, 2003, respectively, as compared to $7.2 million and $11.0 million for the same periods last year. As previously explained our worldwide effective income tax rate fluctuates based on certain permanent differences. Additionally, income tax expense varies based on our worldwide effective income tax rate and Income
(loss) before income tax expense and minority interest.

    These factors resulted in a net loss of $12.7 million and $6.3 million for the three and six months ended November 30, 2003, respectively, as compared to a net loss of $13.5 million and $13.7 million for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     On November 10, 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55.0 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal shareholders. Blackstone and we granted the underwriter an option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The option expired unexercised on December 4, 2003. Proceeds to the Company (after underwriting commissions but before other expenses) of approximately $36.8 million were used to prepay a portion of the Company's Mezzanine Debt, which is currently accruing paid-in-kind interest at a rate of 13%. Additionally, we paid other expenses of $2.1 million in connection with the offering yielding net proceeds of $34.7 million. We did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of our common stock, on November 6, 2003, we amended our Senior Credit Facility to permit us to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

    On June 20, 2003, we sold $500.0 million aggregate principal amount of our Senior Notes in a private placement transaction. In connection with the sale of Senior Notes, on June 20, 2003, we amended our Senior Credit Facility. The Senior Credit Facility consists of four term loans and a revolving credit facility. The borrowers under the Senior Credit Facility are Centennial Cellular Operating Co. LLC ("CCOC") for a term loan with an original principal amount of $325.0 million, which we refer to as Term Loan A, of which $177.4 million was outstanding as of November 30, 2003, and Centennial Puerto Rico Operations Corp. ("CPROC") for three separate term loans (which we refer to as Term Loan A-PR, Term Loan B-PR and Term Loan C-PR) aggregating an original principal amount of $719.4 million, of which $450.3 million was outstanding as of November 30, 2003. The revolving credit facility has an aggregate principal amount of $250.0 million, of which there was $0.0 million outstanding as of November 30, 2003. The revolving credit facility is available to both of the borrowers. Under the provisions of the Senior Credit Facility we are effectively prohibited from paying cash dividends on our common stock.

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

    We used the net proceeds from the offering of Senior Notes to make a total of $470.0 million in repayments under the senior credit facility in the following manner:

    - $170.0 million under the revolving credit facility

    - $85.0 million under Term Loan A

    - $32.7 million under Term Loan A-PR

    - $98.7 million under Term Loan B-PR

    - $83.6 million under Term Loan C-PR

     We capitalized approximately $27.1 million of debt issuance costs including $25.2 million during the six months ended November 30, 2003 in connection with the issuance of the Senior Notes and, as a result of the repayments under the Senior Credit Facility, we wrote-off approximately $15.4 million, net of accumulated amortization of $7.8 million in debt issuance costs. The net amount of $7.6 million is included within interest expense, net in the consolidated statement of operations for the three and six months ended November 30, 2003.

    As part of the amendment, the applicable margins with respect to the interest rates for outstanding loans were increased by 0.25%, and we modified certain of the financial and other covenants in the Senior Credit Facility.

    The amounts outstanding under the Senior Credit Facility, and the maturity dates of the revolving credit facility, and each term loan are as follows:

                                          ORIGINAL           AMOUNT
                                          PRINCIPAL      OUTSTANDING AT
     SENIOR CREDIT FACILITY                AMOUNT       NOVEMBER 30, 2003         MATURITY DATE
     ----------------------                ------       -----------------         -------------
                                                 (Unaudited)
                                               (In thousands)
Revolving credit facility               $     250,000   $               -       November 30, 2006
Term Loan A                                   325,000             177,362       November 30, 2006
Term Loan A-PR...................             125,000              68,216       November 30, 2006
Term Loan B-PR...................             322,188             206,804       May 30, 2007
Term Loan C-PR...................             272,187             175,240       November 30, 2007
                                        -------------   -----------------
  Total..........................       $   1,294,375   $         627,622
                                        =============   =================

    In December 1998, CCOC and we issued $370.0 million of 10-3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes") to qualified institutional buyers in a private placement transaction. In July 1999, we registered the $370.0 million of debt securities with the SEC. CPROC is a guarantor of the Senior Subordinated Notes.

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

    We were informed by the administrative agent under the Senior Credit Facility that, as of May 31, 2002, we had used up all remaining baskets under the Senior Credit Facility to pay cash interest on the Mezzanine Debt and that any additional payments of cash interest on the Mezzanine Debt would be considered a default under the Senior Credit Facility. Accordingly, we are effectively prohibited from making any further payments of cash interest on the Mezzanine Debt, absent additional distributions from the equity investments in wireless systems that we hold. Any unpaid interest will be repaid upon maturity of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from the aforementioned equity offering were used to prepay a portion of the Mezzanine Debt. Paid-in-kind interest on the Mezzanine Debt was $7.0 million and $14.0 million for the three and six months ended November 30, 2003, respectively. As of November 30, 2003, $181.1 million was outstanding under the Mezzanine Debt. As of November 30, 2003, the total outstanding principal amount, including unaccreted value of the equity portion of the Mezzanine Debt was approximately $193.5 million.

    In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable") our wholly owned subsidiary, entered into a $15 million credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. As of November 30, 2003, the Company had repaid all amounts owed under the Cable TV Credit Facility and terminated the Cable TV Credit Facility.

    In November 2003, the Company registered the Senior Notes under the Securities Act of 1933, as amended ("the Securities Act.")

    For the six months ended November 30, 2003, the ratio of earnings to fixed charges was 1.01:1. Fixed charges consist of interest expense, including amortization of debt issuance costs, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were greater than fixed charges reflects non-cash charges of $70.1 million relating to depreciation and amortization.

    As of November 30, 2003, we had $681.7 million of property, plant and equipment (net) placed in service. Capital expenditures for the U.S. wireless operations were $24.4 million, representing 39.5% of total capital expenditures. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties. Capital expenditures for the Caribbean wireless operations were $26.1 million, representing 42.2% of total capital expenditures. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean Broadband operations were $11.3 million, representing 18.3% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2004, we anticipate capital expenditures of approximately $125.0 million.

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

    The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                      SIX MONTHS ENDED NOVEMBER 30,
                                                      -----------------------------
                                                      2003                         2002
                                                   (Unaudited)                 (Unaudited)
-------------------------------------------------------------------------------------------------
                                                        % of net cash               % of net cash
              (In thousands)                  Amount       provided       Amount       provided
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities   $ 112,110         72%        $ 96,054         63%
Interest paid                                  43,223         28           55,791         37
-------------------------------------------------------------------------------------------------
Net cash provided                           $ 155,333        100%        $151,845        100%
=================================================================================================

Principal uses of cash:
Interest paid                               $  43,223         28%        $ 55,791         37%
Property, plant & equipment                    61,831         40           67,518         44
-------------------------------------------------------------------------------------------------
Total                                       $ 105,054         68%        $123,309         81%
=================================================================================================
Cash available for other
     financing and investing activities     $  50,279         32%        $ 28,536         19%
=================================================================================================

    Net cash provided by operating activities for the six months ended November 30, 2003 was sufficient to fund our expenditures for property, plant and equipment of $61.8 million.

    The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                                SIX MONTHS ENDED NOVEMBER 30,
                                                                                -----------------------------
                                                                                     2003        2002
                          (In thousands)                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------
Proceeds from disposition of assets, net of cash expenses                         $   1,681    $   7,540
Proceeds from issuance of long-term debt                                            500,861       27,173
Net proceeds from the issuance of common stock                                       34,663            -
Proceeds from the exercise of stock options                                             819            -
Distributions received from equity investment                                            14           48
Proceeds from issuance of common stock under employee stock purchase plan               390          483
-------------------------------------------------------------------------------------------------------------
Cash provided by other financing and investing activities                           538,428       35,244
-------------------------------------------------------------------------------------------------------------

Repayment of debt                                                                  (567,825)     (47,169)
Debt issuance costs paid                                                            (25,170)           -
-------------------------------------------------------------------------------------------------------------
Capital deficiency for operations and
    capital expenditures                                                          $ (54,567)   $ (11,925)
=============================================================================================================

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

    In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pretax gain of $2.6 million, which is included in
(gain) loss on disposition of assets in the consolidated statement of operations for the six months ended November 30, 2003. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of a vendor financing credit facility with Lucent Technologies which was non-recourse to us) as a result of this transaction.

    In May 2002, we announced that we had entered into an agreement with AAT to sell to AAT 186 telecommunications towers located throughout our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash, subject to adjustment. The agreement was subject to customary closing conditions and the tower sales closed on a rolling basis during fiscal year 2003 and during the three months ended August 31, 2003. During the year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. During the six months ended November 30, 2003, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.5 million. We do not expect to sell any additional towers to AAT under this agreement.

    In June 2001, we entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, Global Crossing and we restructured these agreements and significantly reduced the commitments to each other. As of May 31, 2003, we paid $45.0 million (of which $15.0 million was paid in fiscal 2002 and $30.0 million was paid in fiscal 2001) to Global Crossing and received $10.4 million (of which $5.9 million was received in fiscal 2002 and $4.5 million was received in fiscal year
2001) from Global Crossing. Under the restructured agreements, we have paid Global Crossing a net amount of $34.6 million ($45.0 million less forfeitures by Global Crossing of $10.4 million) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and received a $1.7 million credit that will be applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1.2 million credit that was previously applied for voice services. In the first two quarters of fiscal 2004, we applied $1.6 million against the $1.7 million credit mentioned above. The remaining $0.1 million credit received by us from Global Crossing is included in prepaid expenses and other current assets, net in the consolidated balance sheet. The fiber-optic undersea capacity received by us from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

RECENT ACCOUNTING STANDARDS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS No. 143 on June 1, 2003. Our obligations under SFAS No. 143 arise from certain of our cell site leases and result primarily from contractual requirements to remove our equipment from such leased sites at the end of the lease. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, as a result of concerns over implementation and measurement issues, the FASB unanimously decided to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. We have accordingly deferred adoption of this aspect of the standard pending further guidance.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either
(1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. . In December 2003, the FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, application of FIN 46 is required in financial statements of public entities that have that have interests in a VIE or potential VIEs that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. As such, FIN 46 will be effective for us as of June 1, 2004. We have evaluated the effect of the adoption of FIN 46, and do not believe it will have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

    In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We have determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Consideration received for the wireless service is recognized as service revenue when earned, and consideration received for the handset is recognized as equipment sales when the handset is delivered and the title is transferred to the customer. Upon adoption of EITF No. 00-21, we discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber does not exceed the fair value of the handset sold. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue over the expected customer relationship period. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the consolidated statement of operations. We adopted EITF No. 00-21 effective September 1, 2003 and are applying it on a prospective basis. Since we adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. Our initial adoption did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

    In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB No. 104") which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

COMMITMENTS AND CONTINGENCIES

    We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of January 9, 2004, 37,613,079 shares remain available for issuance in future acquisitions.

    On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders (including Welsh Carson and an affiliate of The Blackstone Group). As of January 9, 2004, $38.5 million of securities have been issued and 3,000,000 shares resold under the shelf registration and $711.5 million of securities and the resale of 17,000,000 shares of securities remain available for future issuance.

    We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $20.0 million to $30.0 million over the next three years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term. As of November 30, 2003, none of the options have been exercised.

    In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with global system for mobile communications/general packet radio service technology. We have committed to purchase approximately $15.9 million of equipment and services under the agreement. As of November 30, 2003, no amounts have been paid in connection with this agreement.

    The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2003 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                     1 YEAR                                      AFTER 5
   CONTRACTUAL OBLIGATIONS            TOTAL         AND LESS      2-3 YEARS      4-5 YEARS        YEARS
   -----------------------         -----------    -----------    -----------    -----------    -----------
Long-term debt obligations         $ 1,712,237    $    36,815    $   209,246    $   382,618    $ 1,083,558
Operating leases obligations (1)       186,276         23,418         39,018         23,832        100,008
Purchase obligations                    33,683         13,480         20,203              -              -
                                   -----------    -----------    -----------    -----------    -----------
Total contractual cash
  Obligations                        1,932,196         73,713        268,467        406,450      1,183,566
Sublessor agreements (1)                (1,955)          (660)        (1,041)          (254)             -
                                   -----------    -----------    -----------    -----------    -----------
  Net                              $ 1,930,241    $    73,053    $   267,426    $   406,196    $ 1,183,566
                                   ===========    ===========    ===========    ===========    ===========

(1) Represents our commitments associated with operating leases as of May 31, 2003.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as "forward-looking statements." Where, in any forward-looking statement, our management or we expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words "believe," "expect," "estimate," "anticipate," "project," "intend," "may," "will" and similar expressions, or by discussion of competitive strengths or strategies that involve risks and uncertainties. We warn the reader that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

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

- our ability to effectively manage subscriber cancellations, particularly in light of regulations that took effect on November 24, 2003, in 100 designated markets, including certain of our markets and that will take effect in all markets in May, 2004, which require wireless companies to permit the phone numbers that they allocate to their customers to be portable when the customer switches to another carrier, which may increase customer churn and present technological difficulties;

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

- the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital;

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

    The table below presents principal (or notional) amounts and related average interest rate by year of maturity for our long-term debt and interest rate swap and collar agreements. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2003:

                                                YEAR ENDED NOVEMBER 30,
                              -------------------------------------------------------
                                                                                          THERE-
      (IN THOUSANDS)            2004       2005        2006        2007         2008       AFTER         TOTAL       FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Fixed rate                  $      8   $    318   $     157   $     224      $  350   $ 1,083,558   $ 1,084,615   $ 1,115,165
  Average interest rate              0%       9.5%        9.3%         10%         10%         10.3%         10.3%            -
  Variable rate               $ 36,807   $ 94,896   $ 113,875   $ 382,044      $    -   $         -   $   627,622   $   627,622
  Average interest rate (1)        1.6%       3.2%        4.3%        4.8%           %             %          4.3%            -
Interest rate swaps (pay
 fixed, receive variable):
  Notional amount             $ 50,000          -           -           -           -             -             -        $3,170
  Average pay rate                 5.7%       4.9%          -           -           -             -             -             -
  Average receive rate             1.7%       3.2%          -           -           -             -             -             -
Interest rate collar:
  Notional amount             $ 50,000          -           -           -           -             -             -          $766
  Cap                              7.0%         -           -           -           -             -             -             -
  Floor                            4.6%         -           -           -           -             -             -             -
-------------------------------------------------------------------------------------------------------------------------------

(1) Represents the average interest rate before applicable margin on the Senior Credit Facility debt.

    We have variable rate debt that at November 30, 2003 and 2002 had outstanding balances of $627.6 million and $1,197.2 million, respectively. The fair value of such debt approximates the carrying value at November 30, 2003. Of the variable rate debt, $200 million was hedged at November 30, 2003, using interest rate swaps and collars. The fixed interest rates on swaps were between 4.9% and 5.7%. The interest rate range on the collar was 4.6% to 7.0%. These swaps and collars expire at various dates between February 18, 2004 and February 8, 2005. Based on our unhedged variable rate obligations outstanding at November 30, 2003, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $0.5 million.

ITEM 4.           CONTROLS AND PROCEDURES

    We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2003.

    There was no change in our internal control over financial reporting during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    To our knowledge, there are no other material pending legal proceedings to which our subsidiaries or we are a party, or of which any of our property is subject, that is likely to have a material adverse effect on our business or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 10, 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55.0 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal shareholders. Blackstone and we granted the underwriter an option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The option expired unexercised on December 4, 2003. Proceeds to the Company (after underwriting commissions but before other expenses) of approximately $36.8 million were used to prepay a portion of the Company's Mezzanine Debt, which is currently accruing paid-in-kind interest at a rate of 13%. Additionally, the Company paid other expenses of $2.1 million in connection with the offering yielding net proceeds of $34.7 million. We did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of our common stock, on November 6, 2003, the Company amended it's Senior Credit Facility to permit the Company to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  a) The Company's annual meeting of stockholders was held on
                     October 2, 2003.

                  b) The following persons were elected as directors at the
                     Company's annual meeting pursuant to the following votes:

                                         Number of Votes
                                 ------------------------------
     Directors                      For                Withhold
----------------------           ----------            --------
Anthony J. de Nicola             91,414,523             327,647
Lawrence H. Guffey               91,238,682             503,448
James R. Matthews                91,545,000             197,170
Thomas E. McInerney              91,414,523             327,647
James P. Pellow                  91,724,820              17,350
Michael J. Small                 91,080,062             662,108
David M. Tolley                  91,724,820              17,350
J. Stephen Vanderwoude           91,724,820              17,350
Ellen C. Wolf                    91,724,820              17,350

                  c) The stockholders approved the Centennial Communications
                     Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan. The following sets forth the number of votes on this proposal:

   For               Against            Abstain
----------         ----------          ---------
87,083,005          402,924              6,095

                  d) The stockholders approved a proposal at the annual meeting to ratify the selection by the Audit Committee of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2004. The following sets forth the number of votes on this proposal:

    For              Against            Abstain
----------         ----------          ---------
91,724,445           12,631              5,094

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Each exhibit identified below is filed as a part of this report.

                  a) Exhibits

Exhibit No.                                 Description
-----------     --------------------------------------------------------------------
10.1            Amendment No. 5 dated as of November 6, 2003 to the Credit Agreement dated as of January 7, 1999, as amended and restated as of February
                29, 2000, as amended by Amendment No. 1 dated as of July 28, 2000,
                Amendment No. 2 dated as of August 3, 2001, Amendment No. 3 dated as of September 5, 2001 and Amendment No. 4 dated as of June 19, 2003 among Centennial Cellular Operating Co. LLC, as Borrower; Centennial
                Puerto Rico Operations Corp., as PR Borrower; Centennial
                Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; JP
                Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as
                Co-Lead Arranger and Co-Syndication Agent; Merrill Lynch & Co. and
                Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead
                Arranger and Co-Syndication Agents; Bank of America, N.A., as
                Arranger and Administrative Agent; and The Bank of Nova Scotia, as
                Documentation Agent.

31.1            Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Acts of 2002

                  b) Reports on Form 8-K

                     On September 12, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K announcing that it amended its bylaws, Restated Registration Rights Agreement and Restated Stockholders Agreement.

                     On September 12, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K reporting its financial results for the three months ended August 31, 2003.

                     On November 7, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K announcing the pricing of an equity offering to issue and sell an aggregate of 10 million shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 9, 2004

                                      CENTENNIAL COMMUNICATIONS CORP.

                                      /s/ Thomas J. Fitzpatrick
                                      ------------------------------------------
                                      Thomas J. Fitzpatrick
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Chief Financial Officer)

                                      /s/ Thomas E. Bucks
                                      ------------------------------------------
                                      Thomas E. Bucks
                                      Sr. Vice President-Controller
                                      (Chief Accounting Officer)