Form 10-Q
period 2004-02-29
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2004-04-14
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                For the quarterly period ended February 29, 2004
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     for the transition period from      to
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

Common Stock - 103,114,357 outstanding shares as of April 9, 2004

                                TABLE OF CONTENTS

Part I - Financial Information

Item 1 Financial Statements.............................................................................................    1
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations............................   20
Item 3 Quantitative and Qualitative Disclosures about Market Risk.......................................................   36
Item 4 Controls and Procedures..........................................................................................   36

Part II - Other Information

Item 1 Legal Proceedings................................................................................................   37
Item 2 Changes in Securities and Use of Proceeds........................................................................   38
Item 3 Defaults Upon Senior Securities..................................................................................   38
Item 4 Submission of Matters to a Vote of Security Holders..............................................................   38
Item 5 Other Information................................................................................................   38
Item 6 Exhibits and Reports on Form 8-K.................................................................................   38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            MAY 31,
                                                                                        FEBRUARY 29, 2004    2003
                                                                                           (UNAUDITED)     (AUDITED)
                                                                                           -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $    90,942    $    69,692
    Accounts receivable, less allowance for doubtful accounts of
      $9,074 and $9,754, respectively                                                           82,668         71,777
    Inventory - phones and accessories                                                          16,562          5,689
    Prepaid expenses and other current assets                                                   33,092         34,370
                                                                                           -----------    -----------
        Total Current Assets                                                                   223,264        181,528
Property, plant and equipment, net                                                             688,596        675,574
Equity investments, net                                                                          2,606          2,568
Debt issuance costs, less accumulated amortization of $12,125 and $33,943,
    respectively                                                                                57,732         39,442
U.S. wireless licenses                                                                         371,766        371,766
Caribbean wireless licenses, less accumulated amortization of
    $3,417 and $2,667, respectively                                                             70,742         71,492
Cable franchise costs                                                                           52,139         52,139
Goodwill                                                                                        26,704         26,704
Customer lists, net                                                                             10,684         18,830
Transmission and connecting rights, net                                                            862            928
Cable facility, net                                                                              4,270          4,450
Other assets, net                                                                                2,581          1,427
                                                                                           -----------    -----------
        TOTAL ASSETS                                                                       $ 1,511,946    $ 1,446,848
                                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt                                                      $    42,836    $    89,401
    Accounts payable                                                                            24,819         18,789
    Accrued expenses and other current liabilities                                             191,949        171,801
    Payable to affiliates                                                                          125            125
                                                                                           -----------    -----------
        Total Current Liabilities                                                              259,729        280,116
Long-term debt                                                                               1,753,004      1,669,659
Deferred income taxes                                                                           65,980         62,788
Other liabilities                                                                                7,755         13,011
Minority interest in subsidiaries                                                                  567            360
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01 per share, 10,000,000 authorized, no shares
      issued or outstanding                                                                          -              -
    Common stock par value $0.01 per share: 240,000,000 shares authorized; issued
      103,139,360 and 95,766,539 shares, respectively; and outstanding 103,068,857
      and 95,696,036 shares, respectively                                                        1,031            958
    Additional paid-in capital                                                                 472,952        437,019
    Accumulated deficit                                                                     (1,047,995)    (1,011,388)
    Accumulated other comprehensive loss                                                             -         (4,594)
                                                                                           -----------    -----------
                                                                                              (574,012)      (578,005)
    Less: cost of 70,503 common shares in treasury                                              (1,077)        (1,077)
    Deferred compensation                                                                            -             (4)
                                                                                           -----------    -----------
        Total Stockholders' Deficit                                                           (575,089)      (579,086)
                                                                                           -----------    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 1,511,946    $ 1,446,848
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

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           ------------------------- -------------------------
                                                           FEBRUARY 29, FEBRUARY 28, FEBRUARY 29, FEBRUARY 28,
                                                              2004          2003         2004         2003
                                                            ---------    ---------    ---------    ---------
Revenues:
    Service revenue                                         $ 198,903    $ 173,978    $ 590,252    $ 535,216
    Equipment sales                                             8,489        8,052       23,547       19,427
                                                            ---------    ---------    ---------    ---------
                                                              207,392      182,030      613,799      554,643
                                                            ---------    ---------    ---------    ---------

Costs and Expenses:
    Cost of services                                           40,941       36,794      122,738      116,925
    Cost of equipment sold                                     22,016       21,467       65,712       52,173
    Sales and marketing                                        23,169       24,026       69,475       71,482
    General and administrative                                 40,014       31,692      111,538      104,418
    Depreciation and amortization                              34,640       35,855      104,702      106,982
    Loss on impairment of assets                                    -      189,492            -      189,492
    Loss (gain) on disposition of assets                          249         (464)         211       (2,357)
                                                            ---------    ---------    ---------    ---------
                                                              161,029      338,862      474,376      639,115
                                                            ---------    ---------    ---------    ---------
Operating income (loss)                                        46,363     (156,832)     139,423      (84,472)
                                                            ---------    ---------    ---------    ---------
Income from equity investments                                     24           33           52          166
Interest expense, net                                         (41,742)     (36,331)    (125,367)    (111,598)
Loss on extinguishment of debt                                (28,625)           -      (36,160)           -
Other income (expense)                                            232         (771)        (369)        (877)
                                                            ---------    ---------    ---------    ---------

Loss before income tax expense and minority
    interest                                                  (23,748)    (193,901)     (22,421)    (196,781)

Income tax (expense) benefit                                   (6,459)      34,324      (13,778)      23,318
                                                            ---------    ---------    ---------    ---------

Loss before minority interest                                 (30,207)    (159,577)     (36,199)    (173,463)
Minority interest in (income) loss of subsidiaries               (126)           -         (408)         171
                                                            ---------    ---------    ---------    ---------

Net loss                                                    $ (30,333)   $(159,577)   $ (36,607)   $(173,292)
                                                            =========    =========    =========    =========

Loss per share:
      Basic and diluted                                     $   (0.29)   $   (1.67)   $   (0.37)   $   (1.81)
                                                            =========    =========    =========    =========

Weighted-average number of shares outstanding:
Basic and diluted                                             103,046       95,696       98,868       95,566
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

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                         ---------------------------
                                                                                         FEBRUARY 29,   FEBRUARY 28,
                                                                                             2004          2003
                                                                                         -----------    -----------
OPERATING ACTIVITIES:
    Net loss                                                                             $   (36,607)   $  (173,292)

Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                            104,702        106,982
    Non cash, paid-in kind interest                                                           13,997         19,084
    Minority interest in income (loss) of subsidiaries                                           408           (171)
    Income from equity investments                                                               (52)          (166)
    Loss (gain) on disposition of assets                                                         211         (2,357)
    Loss on impairment of assets                                                                   -        189,492
    Changes in assets and liabilities, net of effects of acquisitions and
         dispositions and other                                                               17,290         (3,901)
                                                                                         -----------    -----------
    Total adjustments                                                                        136,556        308,963
                                                                                         -----------    -----------
        Net cash provided by operating activities                                             99,949        135,671
                                                                                         -----------    -----------

INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                  2,442         18,300
    Capital expenditures                                                                     (99,420)       (92,605)
    Distributions received from equity investment                                                 14          1,004
                                                                                         -----------    -----------
        Net cash used in investing activities                                                (96,964)       (73,301)
                                                                                         -----------    -----------

FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                           1,425,000         27,174
    Repayment of debt                                                                     (1,394,729)       (66,656)
    Debt issuance costs paid                                                                 (48,064)             -
    Net proceeds from the issuance of common stock                                            34,663              -
    Proceeds from the exercise of stock options                                                1,005              -
    Proceeds from issuance of common stock under employee stock purchase plan                    390            483
                                                                                         -----------    -----------
        Net cash provided by (used in) financing activities                                   18,265        (38,999)
                                                                                         -----------    -----------
Net increase in cash and cash equivalents                                                     21,250         23,371
Cash and cash equivalents, beginning of period                                                69,692         33,871
                                                                                         -----------    -----------
Cash and cash equivalents, end of period                                                 $    90,942    $    57,242
                                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for:
    Interest                                                                             $   103,128    $    95,712
                                                                                         ===========    ===========
    Income taxes                                                                         $     5,781    $    10,314
                                                                                         ===========    ===========
NON-CASH TRANSACTIONS:
    Paid-in-kind interest                                                                $    13,997    $    19,084
                                                                                         ===========    ===========
    Fixed assets acquired under capital leases                                           $     6,509    $    13,340
                                                                                         ===========    ===========
    Compensation paid in stock                                                           $         -    $       244
                                                                                         ===========    ===========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim financial statements. These condensed consolidated financial statements do not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2003 Annual Report on Form 10-K, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 29, 2004 and the results of its consolidated operations and cash flows for the three and nine month periods ended February 29, 2004 and February 28, 2003.

Income Taxes

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," the Company has recorded its tax expense for the nine months ended February 29, 2004 based on its projected annual worldwide effective tax rate of 61%.

         The Company has computed its tax provision based on its projected annual rate of 61% against its pre-tax book loss of $22,421 through the nine months ended February 29, 2004. The rate is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, certain interest expense related to the Company's unsecured subordinated notes due 2009 (the "Mezzanine Debt"), that was incurred prior to the repayment of the Mezzanine Debt, that is not deductible for U.S. income tax purposes and certain foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Stock-Based Compensation

         Stock-based compensation issued to employees and directors is valued using the intrinsic value method under APB No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply APB No. 25.

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

         For disclosure purposes, pro forma net loss and loss per share, as if the Company had applied SFAS No. 123, are shown below:

                             THREE MONTHS ENDED             NINE MONTHS ENDED
                          FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,
                             2004           2003           2004            2003
                          ------------  ------------   ------------    ------------
Net loss:
  As reported.........     $(30,333)     $(159,577)     $(36,607)       $(173,292)
  Pro forma...........      (31,267)      (160,055)      (38,820)        (178,524)
Loss per share:
  Basic and diluted:
     As reported......       $(0.29)        $(1.67)       $(0.37)          $(1.81)
     Pro forma........        (0.30)         (1.67)        (0.39)           (1.87)

         The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                     FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                         2004           2003            2004           2003
                                     ------------   ------------    ------------   ------------
Expected volatility..............        123.3%         128.4%         123.3%          128.4%
Risk-free interest rate..........          3.0%           2.3%           3.0%            2.3%
Expected lives of option grants..      4 Years        4 Years        4 Years         4 Years
Expected dividend yield..........          0.0%           0.0%           0.0%            0.0%

Reclassifications

         Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

         The following table presents the intangible assets not subject to amortization:

                                                        AS OF            AS OF
                                                  FEBRUARY 29, 2004  MAY 31, 2003
                                                  -----------------  ------------
U.S. wireless licenses                              $   371,766       $  371,766
Caribbean wireless licenses - Puerto Rico                54,159           54,159
Cable franchise costs                                    52,139           52,139
                                                    -----------       ----------
Total                                               $   478,064       $  478,064
                                                    ===========       ==========

         The Company performed goodwill and intangible asset impairment analyses during the three months ended February 29, 2004. Based upon the results of these analyses, no impairments were noted.

         The following table presents other intangible assets subject to amortization:

                                                 AS OF FEBRUARY 29, 2004           AS OF MAY 31, 2003
                                                 -----------------------           ------------------
                                                 GROSS                           GROSS
                                     USEFUL    CARRYING       ACCUMULATED      CARRYING        ACCUMULATED
                                      LIFE      AMOUNT       AMORTIZATION       AMOUNT        AMORTIZATION
                                   ---------   --------      ------------      --------       ------------
Caribbean wireless
  licenses --
  Dominican Republic......         20 years    $ 20,000        $  3,417        $ 20,000         $  2,667
Customer lists............         4-5 years     48,470          37,786          48,470           29,640
Transmission and
  connecting rights.......         25 years       2,192           1,330           2,192            1,264
Cable facility............         25 years       6,000           1,730           6,000            1,550
                                               --------        --------        --------         --------
Total.....................                     $ 76,662        $ 44,263        $ 76,662         $ 35,121
                                               ========        ========        ========         ========

         Other intangible assets amortization expense was $2,726 and $9,142 for the three and nine months ended February 29, 2004, respectively. Based solely on the finite lived intangible assets at February 29, 2004, amortization expense is estimated to be $2,536 for the remainder of fiscal year 2004, $7,017 in fiscal year 2005, $4,119 in fiscal year 2006, $1,328 in fiscal year 2007 and $1,328 in fiscal year 2008.

Goodwill

         The goodwill balance in the Caribbean wireless and broadband segments was $22,517 and $4,187, respectively, at both February 29, 2004 and May 31, 2003.

NOTE 3. DEBT

         Long-term debt consists of the following:

                                                          FEBRUARY 29,     MAY 31,
                                                              2004          2003
                                                          -----------    -----------
New Senior Secured Credit Facility - Term Loans           $   600,000    $         -
Old Senior Secured Credit Facility - Term Loans                     -        946,864
Old Senior Secured Credit Facility - Revolving Loans                -        200,000
8 1/8% Senior Notes due 2014                                  325,000              -
10 1/8% Senior Notes due 2013                                 500,000              -
10 3/4% Senior Subordinated Notes due 2008                    336,812        370,000
Mezzanine Debt                                                      -        202,794
Cable TV Credit Facility                                            -         11,688
Capital Lease Obligation                                       20,529         14,924
Financing Obligation - Tower Sale                              13,280         12,571
10 1/8% Senior Notes due 2005                                     219            219
                                                          -----------    -----------
    Total Long-Term Debt                                    1,795,840      1,759,060
Current Portion of Long-Term Debt                             (42,836)       (89,401)
                                                          -----------    -----------
    Net Long-Term Debt                                    $ 1,753,004    $ 1,669,659
                                                          ===========    ===========

         On February 9, 2004, the Company and its wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC"), as co-issuers, issued $325,000 aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the "2014 Senior Notes"), in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, CCOC and CPROC, as co-borrowers, entered into a new $750,000 senior secured credit facility (the "New Senior Secured Credit Facility"). The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing. The Company received $905,375 (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used, or will use, these funds to make the following payments:

         - $627,622 to repay all principal amounts outstanding under the Old Senior Secured Credit Facility, which extinguished the Old Senior Secured Credit Facility;

         - $197,304 to repurchase all of the Company's outstanding Mezzanine Debt which was accruing paid-in-kind interest at a rate of 13%;

         - $73,763 to repurchase and/or redeem $70,000 aggregate principal amount of the Company's outstanding $370,000 10 3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes"). As of February 29, 2004, the Company had repurchased $33,188 of such notes and issued a notice of redemption to redeem the additional $36,812 of such notes. The Company completed the redemption of the $36,812 of Senior Subordinated Notes on March 12, 2004;

         - $1,892 to pay applicable breakage fees on the termination of the Company's interest rate swap and collar agreements; and

         - $4,794 to pay fees, expenses and accrued interest related to the Debt Refinancing.

         The New Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an aggregate principal amount of $600,000 which requires quarterly amortization payments in an aggregate principal amount of $1,500 in fiscal year 2004, $6,000 in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4,500 in fiscal year 2010 and the balance in two equal installments of $282,000 in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000, which had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. In the event that the remaining Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will then become immediately due and payable on such date.

 Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate ("LIBOR") (1.12% as of February 29, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. The Company's obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of the Company's assets.

         As a result of the Debt Refinancing, as of February 29, 2004, the Company terminated all of its derivative financial instruments. Prior to the termination of the derivatives, the Company recorded an increase of $2,702, net of tax, in accumulated other comprehensive loss and also decreased its liabilities by $6,024 due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, the Company recorded a charge of $1,892 to other comprehensive loss, which is included in interest expense in the consolidated statements of operations.

         On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the "2013 Senior Notes"), in a private placement transaction. In October, 2003, the Company registered the 2013 notes with the SEC. CPROC is a guarantor of the 2013 Senior Notes. The Company used the net proceeds from the 2013 Senior Notes offering to make repayments of $470,000 under the Old Senior Secured Credit Facility.

         The Company capitalized approximately $49,982 of debt issuance costs, including, $25,170 and $22,894 in connection with the issuance of the 2013 Senior Notes and the Debt Refinancing, respectively, during the nine months ended February 29, 2004. As a result of the extinguishment of the Old Senior Secured Credit Facility and a portion of the Senior Subordinated Notes, the Company wrote-off approximately $35,383, net of accumulated amortization of $20,592, in debt issuance costs for the three months ended February 29, 2004 and $50,760, net of accumulated amortization of $28,434, in debt issuance costs for the nine months ended February 29, 2004. The Company recorded a loss on extinguishment of debt of $28,625 and $36,160 for the three and nine months ended February 29, 2004, respectively. This amount includes $13,834 of other fees and expenses related to the Debt Refinancing that were expensed when incurred as well as the net debt issuance costs that were written off.

         In December 1998, the Company and CCOC issued $370,000 of 10 3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes") in a private placement transaction. In July 1999, the Company registered the Senior Subordinated Notes with the SEC. CPROC is a guarantor of the Senior Subordinated Notes. In connection with the Debt Refinancing, the Company repurchased and or redeemed $70,000 aggregate principal amount of such notes. As of February 29, 2004 the Company repurchased $33,188 of such notes and issued a notice of redemption to redeem the remaining $36,812 of such notes. As of February 29, 2004, $336,812 of Senior Subordinated Notes is outstanding. The Company completed the redemption of the remaining $36,812 of Senior Subordinated Notes on March 12, 2004.

         An affiliate of Welsh, Carson, Anderson and Stowe, our principal stockholder, owned approximately $189,000 principal amount of the Senior Subordinated Notes, or approximately 51%. Approximately $34,852, or 49.8%, of the $70,000 of the Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh, Carson, Anderson and Stowe.

         In 1999, the Company issued $180,000 of Mezzanine Debt and common shares of the Company. All of the Mezzanine Debt was held by an affiliate of Welsh, Carson, Anderson & Stowe. On November 10, 2003, proceeds of $36,750 from the Company's equity offering (see Note 4) were used to prepay a portion of the Mezzanine Debt. Proceeds of $197,304 from the Debt Refinancing were used to repurchase all of the Company's outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of February 29, 2004, the Company had repaid all amounts owed under the Mezzanine Debt.

         In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. As of February 29, 2004, Centennial Cable had repaid all amounts owed under the Cable TV Credit Facility and terminated the facility.

         Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at February 29, 2004.

         The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company's long-term debt at February 29, 2004 are summarized as follows:

February 29, 2005                             $       42,836
February 28, 2006                                      6,338
February 28, 2007                                      6,154
February 28, 2008                                      6,248
February 29, 2009                                    306,380
February 28, 2010 and thereafter                   1,427,884
                                              --------------
                                              $    1,795,840
                                              ==============

         Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and nine months ended February 29, 2004 was $41,859 and $125,793, respectively, and $36,487 and $112,351 for the three and nine months ended February 28, 2003, respectively.

NOTE 4. EQUITY

         On November 10, 2003, the Company completed a public offering of 10,000,000 shares of its common stock at $5.50 per share for total gross proceeds of $55,000. The offering included 7,000,000 primary shares sold by the Company and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal shareholders. The Company and Blackstone granted the underwriter an option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The option expired unexercised on December 4, 2003. Proceeds to the Company (after underwriting commissions, but before other expenses) of $36,750 were used to prepay a portion of the Company's Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13%. Additionally, the Company paid other expenses of $2,087 in connection with the offering yielding net proceeds of $34,663. The Company did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of the Company's common stock, the Company amended the Old Senior Secured Credit Facility on November 6, 2003 to permit the Company to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

NOTE 5. DISPOSITIONS

         In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal year 2002, closed in the third quarter of fiscal year 2003. The Company recorded a pretax gain of $306 on this transaction that is included in loss (gain) on disposition of assets in the consolidated statement of operations. The Company acquired its 60% interest in Infochannel Limited for $8,000 in cash in July 2000.

         In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica ("CDJ"), to Oceanic Digital Communications Inc., the 49% shareholder of Centennial Digital Jamaica. This transaction was initiated in fiscal year 2002. The Company recorded a pretax gain of $2,626. The Company reduced its net liabilities by $2,626, including consolidated long-term debt of approximately $45,100 (largely comprised of a vendor financing facility with Lucent Technologies, which was non-recourse to the Company) as a result of this transaction.

         In May 2002, the Company announced an agreement with AAT Communications Corp. ("AAT") to sell to AAT 186 telecommunications towers located throughout the Company's U.S. wireless serving areas for a purchase price of approximately $34,100 in cash. During the year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. During the nine months ended February 29, 2004, the Company sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2,553. Under the terms of the agreement, the Company leased back space on the telecommunications towers from AAT. The gain on the sale of the additional 14 telecommunications towers of $1,836 was deferred and is being amortized in proportion to the amortization of the leased telecommunications towers. The Company does not expect to sell any additional towers to AAT under this agreement.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows. Additionally, as a result of concerns over implementation and measurement issues, the FASB unanimously decided to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 were effective for the Company as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The initial recognition and initial measurement provisions of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIEs expected losses or to receive a majority of the VIE's expected residual returns. In December 2003, the FASB published a revision to FIN 46 (FIN 46R)to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, application of FIN 46R is required in financial statements of public entities that have interests in a VIE or potential VIE's that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. As such, FIN 46R will be effective for the Company as of May 31, 2004. The Company has evaluated the effect of the adoption of FIN 46R, and does not believe it will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

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

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Lease Commitments

         The Company leases facilities and equipment under non-cancelable operating leases. Additionally, as discussed in Note 5 to the condensed consolidated financial statements, the Company entered into sale-leaseback transactions where the Company sold telecommunications towers and leased back space on the same telecommunications towers. As a result of provisions in the sale and lease-back agreement that provides for continuing involvement by the Company, the Company will account for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers and will account for substantially all of its payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Other Commitments and Contingencies:

         In May 2003, the Company entered into a multi-year agreement with Ericsson, Inc. to purchase equipment and services to overlay the Company's U.S. wireless networks with global system for mobile communications ("GSM")/general packet radio service ("GPRS") technology. The Company has committed to purchase a total of approximately $15,873 of equipment and services under the agreement. As of February 29, 2004, the Company has paid $4,575 in connection with this agreement.

         In fiscal year 2003, the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology ("TDMA") and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network over the next three years. The Company expects the GSM overlay will require incremental expenditures, above its historical U.S. wireless expenditure levels, of approximately $20,000 to $30,000 over the next two years. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term and expire in December 2004 and February 2005. As of February 29, 2004, none of the options have been exercised.

         During the year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153,000 principal amount of the 10 3/4% Senior Subordinated Notes. Together with the previous purchases, the Welsh Carson affiliate purchased approximately $189,000 principal amount of the Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. (See Note 3. - Debt)

NOTE 8. SEGMENT INFORMATION

         The Company's condensed consolidated financial statements include three distinct business segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determined its segments based on the types of services offered and geographic location. U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also included the Company's wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), cable television and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also included the Company's Internet service provider operations in Jamaica, Infochannel Limited, until its disposition in January 2003.

         The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net loss before interest, taxes, depreciation, amortization, loss (gain) on disposition of assets, minority interest in (income) loss of subsidiaries, income from equity investments, loss on impairment of assets, other income (expense) and special non-cash charge.

         See Note 5 for a discussion of the sale of the Company's Jamaican wireless operation and its Jamaican Internet service provider operation.

         Information about the Company's operations in its three business segments as of February 29, 2004 and May 31, 2003, and for the three and nine months ended February 29, 2004 and February 28, 2003 is as follows:

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                               FEBRUARY 29,       FEBRUARY 28,    FEBRUARY 29,       FEBRUARY 28,
                               --------------    -------------    --------------    -------------
                                    2004              2003             2004             2003
                                    ----              ----             ----             ----
                                          (UNAUDITED)                        (UNAUDITED)
                                          -----------                        -----------
U.S. WIRELESS
Service revenue                $       73,542    $      63,010    $      218,288    $     192,209
Roaming revenue                        11,194           16,632            40,941           60,764
Equipment sales                         5,584            5,071            15,503           11,096
                               --------------    -------------    --------------    -------------
  Total revenues                       90,320           84,713           274,732          264,069
Adjusted operating income              37,199           34,338           112,133          119,007
Total assets                        1,827,475        1,903,270         1,827,475        1,903,270
Capital expenditures                   14,393            7,576            38,846           25,762
CARIBBEAN WIRELESS
Service revenue                $       74,870    $      61,392    $      218,217    $     182,767
Roaming revenue                           276              835             2,480            1,601
Equipment sales                         2,853            2,851             7,817            7,982
                               --------------    -------------    --------------    -------------
  Total revenues                       77,999           65,078           228,514          192,350
Adjusted operating income              29,018           24,054            91,611           67,910
Total assets                          642,302          399,559           642,302          399,559
Capital expenditures                   18,053           11,038            44,140           36,473
CARIBBEAN BROADBAND
Switched revenue               $        9,524    $       8,304    $       27,831    $      24,545
Dedicated revenue                      11,945           10,228            35,825           28,598
Cable television revenue               12,319           11,443            36,540           36,138
Other revenue                           8,135            4,793            19,897           15,995
                               --------------    -------------    --------------    -------------
  Total revenues                       41,923           34,768           120,093          105,276
Adjusted operating income              15,035            9,659            40,592           27,728
Total assets                          799,177          754,404           799,177          754,404
Capital expenditures                    5,143            6,473            16,434           30,370
Eliminations
Total revenues (1)             $       (2,850)   $      (2,529)   $       (9,540)   $      (7,052)
Total assets (2)                   (1,757,008)      (1,614,019)       (1,757,008)      (1,614,019)
CONSOLIDATED
Total revenues                 $      207,392    $     182,030    $      613,799    $     554,643
Adjusted operating income              81,252           68,051           244,336          214,645
Total assets                        1,511,946        1,443,214         1,511,946        1,443,214
Capital expenditures                   37,589           25,087            99,420           92,605

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2) Elimination of intercompany investments.

Reconciliation of Adjusted operating income to Net loss:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,
                                                       ------------   ------------    ------------  ------------
                                                           2004           2003            2004          2003
                                                           ----           ----            ----          ----
                                                               (UNAUDITED)                    (UNAUDITED)
                                                               -----------                    -----------
Adjusted operating income...........................    $    81,252   $     68,051    $    244,336  $    214,645
Less: depreciation and amortization.................        (34,640)       (35,855)       (104,702)     (106,982)
Special non-cash charge.............................              -              -               -        (5,000)
Loss on impairment..................................              -       (189,492)              -      (189,492)
(Loss) gain on disposition of assets................           (249)           464            (211)        2,357
                                                        -----------   ------------    ------------  ------------
Operating income (loss).............................         46,363       (156,832)        139,423       (84,472)
Income from equity investments......................             24             33              52           166
Interest expense, net...............................        (41,742)       (36,331)       (125,367)     (111,598)
Loss on extinguishment of debt......................        (28,625)             -         (36,160)            -
Other income (expense)..............................            232           (771)           (369)         (877)
Income tax (expense) benefit........................         (6,459)        34,324         (13,778)       23,318
Minority interest in (income) loss of subsidiaries..           (126)             -            (408)          171
                                                        -----------   ------------    ------------  ------------
Net loss............................................    $   (30,333)  $   (159,577)   $    (36,607) $   (173,292)
                                                        ===========   ============    ============  ============

NOTE 9. CONDENSED CONSOLIDATING FINANCIAL DATA

         As discussed in Note 3, CCOC and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer of both the Senior Subordinated Notes and the 2013 Senior Notes issued by the Company, and CPROC has fully and unconditionally guaranteed both the Senior Subordinated Notes and the 2013 Senior Notes. The Company, CCOC and CPROC are joint and several co-issuers of the 2014 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             AS OF FEBRUARY 29, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        CENTENNIAL
                                      CENTENNIAL        CENTENNIAL                        CENTENNIAL                  COMMUNICATIONS
                                      PUERTO RICO        CELLULAR                       COMMUNICATIONS                    CORP. AND
                                   OPERATIONS CORP.  OPERATING CO. LLC  NON-GUARANTORS       CORP.      ELIMINATIONS   SUBSIDIARIES
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
       Cash and cash equivalents   $         20,941  $               -  $       70,001  $            -  $          -  $      90,942
       Accounts receivable, net              39,086                  -          44,518               -          (936)        82,668
       Inventory - phones and
         accessories, net                     4,718                  -          11,844               -             -         16,562
       Prepaid expenses and other
         current assets                       4,353                  -          28,739               -             -         33,092
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
            Total current assets             69,098                  -         155,102               -          (936)       223,264
Property, plant & equipment, net            282,891                  -         405,705               -             -        688,596
Equity investments, net                           -                  -           2,606               -             -          2,606
Debt issuance costs, net                     24,522                  -          33,210               -             -         57,732
U.S. wireless licenses                            -                  -         371,766               -             -        371,766
Caribbean wireless licenses, net                  -                  -          70,742               -             -         70,742
Cable franchise costs                             -                  -          52,139               -             -         52,139
Goodwill                                      4,186                  -          22,518               -             -         26,704
Intercompany                                137,383          1,410,864       1,228,067         629,423    (3,405,737)             -
Investment in subsidiaries                        -           (327,052)        762,431        (924,118)      488,739              -
Other assets, net                             4,967                  -          33,103               -       (19,673)        18,397
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
                Total              $        523,047  $       1,083,812  $    3,137,389  $     (294,695) $ (2,937,607) $   1,511,946
                                   ================  =================  ==============  ==============  ============  =============
LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
       Current portion of
         long-term debt            $          3,316  $           2,750  $       36,770  $            -  $          -  $      42,836
       Accounts payable                      15,190                  -           9,629               -             -         24,819
       Accrued expenses and other
           current liabilities               44,484                  -         168,072               -       (20,607)       191,949
       Payable to affiliates                      -                  -             125               -             -            125
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
       Total current liabilities             62,990              2,750         214,596               -       (20,607)       259,729
Long-term debt                              817,123            935,881               -               -             -      1,753,004
Deferred income taxes                             -                  -          65,980               -             -         65,980
Other liabilities                                 -                  -           7,755               -             -          7,755
Intercompany                                620,011            920,500       2,373,904         281,378    (4,195,793)             -
Minority interest in subsidiaries                 -                  -             567               -             -            567
Stockholders' (deficit) equity:
       Common stock                               -                  -           1,123              48          (140)         1,031
       Additional paid-in capital          (824,709)                 -       1,339,478         472,952      (514,769)       472,952
       Accumulated deficit                 (152,368)          (775,319)       (866,014)     (1,047,996)    1,793,702     (1,047,995)
       Accumulated other
         comprehensive loss                       -                  -               -               -             -              -
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
                                           (977,077)          (775,319)        474,587        (574,996)    1,278,793       (574,012)
       Less: treasury shares                      -                  -               -          (1,077)            -         (1,077)
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
       Total stockholders'
         (deficit) equity                  (977,077)          (775,319)        474,587        (576,073)    1,278,793       (575,089)
                                   ----------------  -----------------  --------------  --------------  ------------  -------------
             Total                 $        523,047  $       1,083,812  $    3,137,389  $     (294,695) $ (2,937,607) $   1,511,946
                                   ================  =================  ==============  ==============  ============  =============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                      CENTENNIAL
                                     CENTENNIAL        CENTENNIAL                        CENTENNIAL                  COMMUNICATIONS
                                     PUERTO RICO        CELLULAR                       COMMUNICATIONS                   CORP. AND
                                  OPERATIONS CORP.  OPERATING CO. LLC  NON-GUARANTORS       CORP.      ELIMINATIONS   SUBSIDIARIES
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Revenue                           $        255,492  $               -  $     367,354   $            -  $     (9,047) $      613,799
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Costs and expenses:
   Cost of services                         37,954                  -         89,614                -        (4,830)        122,738
   Cost of equipment sold                   20,048                  -         45,664                -             -          65,712
   Sales and marketing                      25,914                  -         43,561                -             -          69,475
   General and administrative               51,403                  -         64,352                -        (4,217)        111,538
   Depreciation and amortization            44,148                  -         60,554                -             -         104,702
   Loss on disposition of
     assets                                     53                  -            158                -             -             211
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
                                           179,520                  -        303,903                -        (9,047)        474,376
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Operating income                            75,972                  -         63,451                -             -         139,423
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Income from equity investments                   -                  -             52                -             -              52
(Loss) income from investments
  in Subsidiaries                                -             13,266          6,133           13,266       (32,665)              -
Interest (expense) income, net             (69,540)           (75,494)        69,540          (49,873)            -        (125,367)
Loss on extinguishment of debt                   -            (36,159)            (1)               -             -         (36,160)
Other expenses                                   -                  -           (369)               -             -            (369)
Intercompany interest allocation                 -            111,653       (111,653)               -             -               -
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Income (loss) before income tax
  expense and minority interest              6,432             13,266         27,153          (36,607)      (32,665)        (22,421)
Income tax expense                            (299)                 -        (13,479)               -             -         (13,778)
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Income (loss) before minority
  Interest                                   6,133             13,266         13,674          (36,607)      (32,665)        (36,199)
  Minority interest in income                    -                  -           (408)               -             -            (408)
                                  ----------------  -----------------  -------------   --------------  ------------  --------------
Net income (loss)                 $          6,133  $          13,266  $      13,266   $      (36,607) $    (32,665) $      (36,607)
                                  ================  =================  =============   ==============  ============  ==============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       CENTENNIAL
                                      CENTENNIAL        CENTENNIAL                        CENTENNIAL                  COMMUNICATIONS
                                     PUERTO RICO        CELLULAR                       COMMUNICATIONS                  CORP. AND
                                  OPERATIONS CORP.  OPERATING CO. LLC  NON-GUARANTORS       CORP.      ELIMINATIONS  SUBSIDIARIES
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
OPERATING ACTIVITIES:
    Net income (loss)             $          6,133  $          13,266  $       13,266  $      (36,607) $    (32,665) $      (36,607)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:
    Depreciation and amortization           44,148                  -          60,554               -             -         104,702
    Noncash paid in kind interest                -                  -               -          13,997             -          13,997
    Minority interest in loss of
      subsidiaries                               -                  -             408               -             -             408
    Income from equity
      investments                                -                  -             (52)              -             -             (52)
    Equity in undistributed
      earnings of subsidiaries                   -            (13,266)         (6,133)        (13,266)       32,665               -
    Gain on disposition of assets               53                  -             158               -                           211
    Changes in assets and
      liabilities, net of effects
      of acquisitions and
      dispositions and other               (93,488)            (1,875)        155,904           5,945       (49,196)         17,290
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
    Total adjustments                      (49,287)           (15,141)        210,839           6,676       (16,531)        136,556
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
        NET CASH (USED IN)
           PROVIDED BY
           OPERATING ACTIVITIES            (43,154)            (1,875)        224,105         (29,931)      (49,196)         99,949
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
INVESTING ACTIVITIES:
    Proceeds from disposition
      of assets, net of cash
      expenses                                   -                  -           2,442               -             -           2,442
    Capital expenditures                   (53,673)                 -         (45,747)              -             -         (99,420)
    Distributions received from
      equity investments                         -                  -              14               -             -              14
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
        NET CASH USED IN
          INVESTING ACTIVITIES             (53,673)                 -         (43,291)              -             -         (96,964)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
FINANCING ACTIVITIES:
    Proceeds from the issuance
      of long-term debt                    817,131            154,412         608,731               -      (155,274)      1,425,000
    Repayment of debt                     (682,201)           (54,125)       (610,883)       (202,794)      155,274      (1,394,729)
    Debt issuance costs paid                     -                  -         (48,064)              -             -         (48,064)
    Net proceeds from issuance
      of common stock                            -                  -               -          34,663             -          34,663
    Proceeds from the exercise
      of employee stock options                  -                  -               -           1,005             -           1,005
    Proceeds from issuance of
      common stock under employee
      stock purchase plan                        -                  -               -             390             -             390
    Cash (paid to) received from
      affiliates                           148,642           (151,578)        183,254         232,673      (412,991)              -
    Cash advances from parent
      (to subsidiaries)                   (202,112)            53,166        (277,235)        (36,006)      462,187               -
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
        NET CASH PROVIDED BY
          (USED IN) FINANCING
          ACTIVITIES                        81,460              1,875        (144,197)         29,931        49,196          18,265
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS              (15,367)                 -          36,617               -             -          21,250
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                     36,308                  -          33,384               -             -          69,692
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                  $         20,941  $               -  $       70,001  $            -  $          -  $       90,942
                                  ================  =================  ==============  ==============  ============  ==============

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       CENTENNIAL
                                     CENTENNIAL        CENTENNIAL                        CENTENNIAL                  COMMUNICATIONS
                                     PUERTO RICO        CELLULAR                       COMMUNICATIONS                  CORP. AND
                                  OPERATIONS CORP.  OPERATING CO. LLC  NON-GUARANTORS     CORP.        ELIMINATIONS  SUBSIDIARIES
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents      $         36,308  $               -  $       33,384  $            -  $          -  $       69,692
   Accounts receivable, net                 31,714                  -          40,557               -          (494)         71,777
   Inventory - phones and
     accessories, net                        1,704                  -           3,985               -             -           5,689
   Prepaid expenses and other
     current assets                          4,792                  -          29,578               -             -          34,370
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
        Total current assets                74,518                  -         107,504               -          (494)        181,528
Property, plant & equipment, net           261,452                  -         414,122               -             -         675,574
Equity investments, net                          -                  -           2,568               -             -           2,568
Debt issuance costs, net                    16,832                  -          22,610               -             -          39,442
U.S. wireless licenses                           -                  -         371,766               -             -         371,766
Caribbean wireless licenses, net                 -                  -          71,492               -             -          71,492
Cable franchise costs                            -                  -          52,139               -             -          52,139
Goodwill                                     4,186                  -          22,518               -             -          26,704
Intercompany                                     -          1,311,057         993,929         594,399    (2,899,385)              -
Investment in subsidiaries                       -           (346,778)        732,008        (918,785)      533,555               -
Other assets, net                            5,119                  -          20,516               -             -          25,635
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
   Total                          $        362,107  $         964,279  $    2,811,172  $     (324,386) $ (2,366,324) $    1,446,848
                                  ================  =================  ==============  ==============  ============  ==============
LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term
     Debt                         $         27,961  $          56,875  $        4,565  $            -  $          -  $       89,401
   Accounts payable                          8,256                  -          10,533               -             -          18,789
   Accrued expenses and other
     current liabilities                    30,620                  -         141,675               -          (494)        171,801
   Payable to affiliates                         -                  -             125               -             -             125
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
   Total Current Liabilities                66,837             56,875         156,898               -          (494)        280,116
Long-term debt                             651,039            781,469          34,357         202,794             -       1,669,659
Deferred federal income taxes                    -                  -          62,788               -             -          62,788
Other liabilities                                -              7,914           5,097               -             -          13,011
Intercompany                                26,030            920,500       1,905,456          47,310    (2,899,296)              -
Minority interest in
   subsidiaries                                  -                  -             360               -             -             360
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
   Total Liabilities                       743,906          1,766,758       2,164,956         250,104    (2,899,790)      2,025,934
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Mandatorily redeemable preferred
   stock                                   585,900                  -         177,120               -      (763,020)              -
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Stockholders' (deficit) equity:
   Common stock                                  -                  -             237             958          (237)            958
   Additional paid-in capital             (818,498)                 -       1,329,543         437,018      (511,044)        437,019
   Accumulated deficit                    (149,201)          (797,885)       (860,680)     (1,011,389)    1,807,767      (1,011,388)
   Accumulated other
     comprehensive loss                          -             (4,594)              -               -             -          (4,594)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
                                          (967,699)          (802,479)        469,100        (573,413)    1,296,486        (578,005)
   Less: treasury shares                         -                  -               -          (1,077)            -          (1,077)
   Deferred compensation                         -                  -              (4)              -             -              (4)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
   Total stockholders' (deficit)
     equity                               (967,699)          (802,479)        469,096        (574,490)    1,296,486        (579,086)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
   Total                          $        362,107  $         964,279  $    2,811,172  $     (324,386) $ (2,366,324) $    1,446,848
                                  ================  =================  ==============  ==============  ============  ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       CENTENNIAL
                                    CENTENNIAL          CENTENNIAL                       CENTENNIAL                  COMMUNICATIONS
                                    PUERTO RICO          CELLULAR                      COMMUNICATIONS                  CORP. AND
                                  OPERATIONS CORP.  OPERATING CO. LLC  NON-GUARANTORS       CORP.      ELIMINATIONS   SUBSIDIARIES
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Revenue                           $        214,773  $               -  $      345,391  $            -  $     (5,521) $      554,643
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Costs and expenses:
    Cost of services                        35,451                  -          83,699               -        (2,225)        116,925
    Cost of equipment sold                  17,400                  -          34,773               -             -          52,173
    Sales and marketing                     26,652                  -          44,830               -             -          71,482
    General and administrative              47,621                  -          60,093               -        (3,296)        104,418
    Depreciation and
      amortization                          46,863                  -          60,119               -             -         106,982
    Loss on impairment
      of assets                                  -                  -         189,492               -             -         189,492
    Loss (gain) on disposition
      of assets                                476                  -          (2,833)              -             -          (2,357)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
                                           174,463                  -         470,173               -        (5,521)        639,115
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Operating income                            40,310                  -        (124,782)              -             -         (84,472)
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Income from equity investments                   -                  -             166               -             -             166
(Loss) income from investments
  in subsidiaries                                -           (152,296)         11,808        (152,296)      292,784               -
Interest expense, net                      (28,438)           (61,066)         (1,098)        (20,996)            -        (111,598)
Other expenses                                   -                  -            (877)              -             -            (877)
Intercompany interest allocation                 -             61,066         (61,066)              -             -               -
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Income (loss) before income tax
  expense and minority interest             11,872           (152,296)       (175,849)       (173,292)      292,784        (196,781)
Income tax (expense) benefit                   (64)                 -          23,382               -             -          23,318
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Income (loss) before minority
  interest                                  11,808           (152,296)       (152,467)       (173,292)      292,784        (173,463)
Minority interest in loss of
  subsidiaries                                   -                  -             171               -             -             171
                                  ----------------  -----------------  --------------  --------------  ------------  --------------
Net income (loss)                 $         11,808  $        (152,296) $     (152,296) $     (173,292) $    292,784  $     (173,292)
                                  ================  =================  ==============  ==============  ============  ==============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        CENTENNIAL
                                            CENTENNIAL       CENTENNIAL                     CENTENNIAL                 COMMUNICATION
                                            PUERTO RICO       CELLULAR          NON-      COMMUNICATIONS                CORP. AND
                                         OPERATIONS CORP. OPERATING CO. LLC  GUARANTORS       CORP.       ELIMINATIONS SUBSIDIARIES
                                         ---------------- -----------------  ----------   --------------  ------------ -------------
OPERATING ACTIVITIES:
   Net income (loss)                         $  11,808       $(152,296)       $(152,296)    $(173,292)     $ 292,784     $(173,292)
                                             ---------       ---------        ---------     ---------      ---------     ---------
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                46,863               -           60,119             -              -       106,982
   Non cash, paid-in kind interest                   -               -                -             -              -             -
   Minority interest in loss of
     subsidiaries                                    -               -             (171)            -              -          (171)
   Deferred taxes                                    -               -          (33,569)            -              -       (33,569)
   Income from equity investments                    -               -             (166)            -              -          (166)
   Equity in undistributed earnings
     of subsidiaries                                 -         152,296          (11,808)      152,296       (292,784)            -
   Loss (gain) on disposition of
     assets                                        476               -           (2,833)            -              -        (2,357)
   Loss on impairment of assets                      -               -          189,492             -              -       189,492
   Changes in assets and liabilities,
     net of effects of acquisitions
     and dispositions and other                 22,020               -            5,492        21,240              -        48,752
                                             ---------       ---------        ---------     ---------      ---------     ---------
   Total adjustments                            69,359         152,296          206,556       173,536       (292,784)      308,963
                                             ---------       ---------        ---------     ---------      ---------     ---------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                              81,167               -           54,260           244              -       135,671
                                             ---------       ---------        ---------     ---------      ---------     ---------
INVESTING ACTIVITIES:
   Proceeds from disposition of assets,
     net of cash expenses                            -               -           18,300             -              -        18,300
   Capital expenditures                        (47,807)              -          (44,798)            -              -       (92,605)
   Distribution received from equity
     investments                                     -               -            1,004             -              -         1,004
                                             ---------       ---------        ---------     ---------      ---------     ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                             (47,807)              -          (25,494)            -              -       (73,301)
                                             ---------       ---------        ---------     ---------      ---------     ---------
FINANCING ACTIVITIES:
   Proceeds from the issuance of
     long-term debt                                335          20,000            6,839             -              -        27,174
   Repayment of debt                           (15,498)        (48,438)          (2,720)            -              -       (66,656)
   Proceeds from issuance of common
     stock under employee stock
     Purchase  plan                                  -               -                -           483              -           483
   Cash (paid to) received from
     Affiliates                                (10,832)         28,438          (16,879)         (727)             -             -
                                             ---------       ---------        ---------     ---------      ---------     ---------
      NET CASH USED IN
        FINANCING ACTIVITIES                   (25,995)              -          (12,760)         (244)             -       (38,999)
                                             ---------       ---------        ---------     ---------      ---------     ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                    7,365               -           16,006             -              -        23,371
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                     13,539               -           20,332             -                       33,871
                                             ---------       ---------        ---------     ---------      ---------     ---------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                  $  20,904       $       -        $  36,338     $       -      $       -     $  57,242
                                             =========       =========        =========     =========      =========     =========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

         The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" herein and the "Risk Factors" section of our 2003 Annual Report on Form 10-K.

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

         In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. We have determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, we discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the statement of operations. We adopted EITF No. 00-21 effective September 1, 2003 and are applying it on a prospective basis. Since we adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. Our adoption of EITF No. 00-21 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows. Revenue from other services is recognized when earned.

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

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses, which result from our customers not making required payments. We base our allowance on the likelihood of recoverability of our subscriber accounts receivable based on past experience and by reviewing current collection trends. If economic or industry trends worsen beyond our estimates, we would increase our allowance for doubtful accounts by recording additional expense.

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

Derivative Financial Instruments

         We may use derivative financial instruments as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. At times our portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. We use interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to higher interest rates. We use interest rate collar agreements to lock in a maximum interest rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

         The interest rate swaps and collars that we have used have qualified for hedge accounting. As such, the fair value of the swaps and collars was recorded as a liability and as a component of other comprehensive loss (net of tax). The ineffectiveness of the collar is recorded in the consolidated statement of operations as a component of interest expense. As a result of the Debt Refinancing described in Liquidity and Capital Resources, as of February 29, 2004, we have terminated all of our derivative financial instruments.

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

Stock-Based Compensation

         Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Options Issued to Employees" ("APB No. 25"). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply APB No. 25.

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

RESULTS OF OPERATIONS

         We had 1,027,500 wireless subscribers at February 29, 2004, as compared to 929,700 at February 28, 2003, an increase of 11%. The net loss for the three and nine months ended February 29, 2004 was $30.3 million and $36.6 million, respectively, as compared to a net loss of $159.6 million and $173.3 million for the three and nine months ended February 28, 2003, respectively. Basic and diluted loss per share for the three and nine months ended February 29, 2004 was $0.29 and $0.37, respectively, as compared to basic and diluted loss per share of $1.67 and $1.81 for the three and nine months ended February 28, 2003, respectively.

         In accordance with SFAS No. 109, "Accounting for Income Taxes", and APB Opinion No. 28, "Interim Financial Reporting", we have recorded our tax expense for the three and nine months ended February 29, 2004 based on our projected annual worldwide effective tax rate of 61%. Our projected annual worldwide effective tax rate of 61% is impacted by the following variables:

         1. book losses generated in the Dominican Republic for which, in our judgment, it is more likely than not that a tax benefit will not be realized;

         2.       state taxes net of federal tax benefit;

         3. interest expense related to our Mezzanine Debt that is not deductible for U.S. income tax purposes; and

         4.       foreign taxes for which we cannot claim a foreign tax credit.

Consolidated Operations

                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                               FEBRUARY 29,  FEBRUARY 28,             FEBRUARY 29,  FEBRUARY 28,
                                   2004           2003                    2004          2003
  (IN THOUSANDS, EXCEPT PER    ------------  ------------             ------------  ------------
       SHARE AMOUNTS)                (UNAUDITED)            % CHANGE         (UNAUDITED)          % CHANGE
---------------------------    --------------------------   --------  --------------------------  --------
Operating income (loss)         $  46,363     $(156,832)      130%     $ 139,423    $ (84,472)      265%
Net loss                        $ (30,333)    $(159,577)       81      $ (36,607)   $(173,292)       79
Loss per share:
    Basic and diluted           $   (0.29)    $   (1.67)       83      $   (0.37)   $   (1.81)       80

U.S. Wireless Operations

                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                               FEBRUARY 29,  FEBRUARY 28,             FEBRUARY 29,  FEBRUARY 28,
                                   2004           2003                    2004          2003
                               ------------  ------------             ------------  ------------
        (IN THOUSANDS)                 (UNAUDITED)          % CHANGE         (UNAUDITED)          % CHANGE
---------------------------    --------------------------   --------  --------------------------  --------
Revenues:
Service revenue                 $  73,542     $  63,010        17%     $ 218,288      $ 192,209      14%
Roaming revenue                    11,194        16,632       (33)        40,941         60,764     (33)
Equipment sales                     5,584         5,071        10         15,503         11,096      40
                                ---------     ---------       ---      ---------      ---------     ---
    Total revenues                 90,320        84,713         7        274,732        264,069       4
                                ---------     ---------       ---      ---------      ---------     ---
Costs and expenses:
Cost of services                   15,768        13,829        14         49,348         46,278       7
Cost of equipment sold             10,150        12,463       (19)        35,274         25,884      36
Sales and marketing                11,608        11,823        (2)        35,083         34,712       1
General and administrative         15,595        12,260        27         42,894         38,188      12
                                ---------     ---------       ---      ---------      ---------     ---
    Total costs and expenses       53,121        50,375         5        162,599        145,062      12
                                ---------     ---------       ---      ---------      ---------     ---
 Adjusted operating
     income(1)                     37,199        34,338         8        112,133        119,007      (6)
(Gain) loss on disposition of
     assets                           (62)          105         *             37            102       *
 Depreciation and amortization      9,138         9,246        (1)        27,283         27,884      (2)
                                ---------     ---------       ---      ---------      ---------     ---
Operating income                $  28,123     $  24,987        13%     $  84,813      $  91,021      (7)%
                                =========     =========       ===      =========      =========     ===

*    Percentage change not meaningful.

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements.

         Revenues. U.S. wireless service revenue increased $10.5 million, or 17%, and $26.1 million, or 14%, to $73.5 million and $218.3 million for the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year. The increase was due to growth in service revenue per subscriber of $8.7 million and $21.1 million for the three and nine months ended February 29, 2004, respectively, and to revenue from new subscribers of $1.8 million and $5.0 million during the same periods.

         U.S. wireless roaming revenue decreased $5.4 million, or 33%, and $19.8 million, or 33%, from roaming revenues of $16.6 million and $60.8 million for the three and nine months ended February 28, 2003, respectively. The decrease was primarily the result of lower average roaming rates per minute resulting in a decrease of $5.1 million and $28.3 million for the three and nine months ended February 29, 2004. The decrease due to lower average roaming rates per minute in the nine months ended February 29, 2004, was partially offset by an increase in roaming usage resulting in an increase of $8.5 million as compared to the nine months ended February 28, 2003. We expect roaming revenue to continue to decline.

         Equipment sales increased $0.5 million, or 10%, and $4.4 million, or 40%, during the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003. The increase in the three months ended February 29, 2004 was due to the reclassification of service activation fees as equipment revenue, as a result of its application of EITF 00-21, partially offset by decreased activations. The increase in the nine months ended February 29, 2004 was due to a change in the mix of phones sold, increased exchanges and upgrades and to increased activations.

         Our U.S. wireless operations had approximately 552,900 and 538,900 subscribers at February 29, 2004 and February 28, 2003, respectively. During the twelve months ended February 29, 2004, increases from new activations of 166,100 were offset by subscriber cancellations of 152,100. The monthly postpaid churn rate was 2.1% and 2.0% for the three and nine months ended February 29, 2004, respectively, as compared to 2.2% and 2.0% for the same periods last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors, non-payment and the lack of usage by our prepaid customers. Wireless local number portability ("WLNP") regulations which require wireless carriers to permit the phone numbers that they assign to their customers to be portable when the customer switches to another wireless carrier took effect on November 24, 2003, in 100 designated markets, including our Fort Wayne, Indiana market and will take effect in all our other markets on May 24, 2004. As of February 29, 2004, WLNP applied to approximately 8% of our U.S. wireless Net Pops and on May 24, 2004, WLNP will apply to 100% of our U.S. wireless Net Pops. As of February 29, 2004 WLNP has not had a material effect on our U.S. Wireless operations, however after May 24, 2004, it could have a material effect on our ability to manage subscriber retention and cancellations. Our postpaid subscribers represented approximately 96% of our total U.S. wireless subscribers at both February 29, 2004 and February 28, 2003.

         U.S. wireless revenue per subscriber per month ("ARPU") was $54 and $56 for the three and nine months ended February 29, 2004, respectively, as compared to $53 and $55 for the same periods a year ago. ARPU increased slightly during the three and nine months ended February 29, 2004 as compared to the same period a year ago due to an increase in retail revenue resulting primarily from the introduction of national rate plans which have higher access fees than the non-nationwide plans. Average minutes of use per subscriber were 291 and 293 per month for the three and nine months ended February 29, 2004, respectively, as compared to 251 and 248 for the same period last year.

         Costs and expenses. Cost of services increased $2.0 million, or 14%, and $3.0 million, or 7%, during the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003, primarily due to an increase in variable costs associated with a larger subscription base, most notably telephone service costs and mobile long distance expenses. This was partially offset by reduced roamer service cost due to lower roaming rates under our roaming agreements in the nine months ended February 29, 2004.

         Cost of equipment sold decreased $2.3 million, or 19%, and increased $9.4 million, or 36%, for the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year. The decrease in the three months ended February 29, 2004 was due to a decline in both activations and average cost per phone. The use of refurbished phones contributed to the lower average cost per phone. The increase in the nine months ended February 29, 2004 was due primarily to higher customer activations, an increase in phones used for customer retention and a change in the mix of phones. The increase in phones used for customer retention was partially due to our efforts to retain customers in light of WLNP.

         Sales and marketing expenses decreased $0.2 million, or 2%, and increased $0.4 million, or 1%, for the three and nine months ended February 29, 2004, respectively, as compared to the same periods in the prior year. The decrease in the three months ended February 29, 2004 was due to decreased commission expenses. The increase in the nine months ended February 29, 2004 was due to increased commission expenses resulting from increased activations.

         General and administrative expenses increased $3.3 million, or 27%, and $4.7 million, or 12%, during the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003, primarily due to increased costs to support the expanding subscriber base, as well as costs associated with our preparation for compliance with certain sections of the Sarbanes-Oxley Act which is applicable to us beginning with our fiscal year ending May 31, 2005.

         Adjusted operating income for the U.S. wireless operations was $37.2 million and $112.1 million for the three and nine months ended February 29, 2004, respectively, an increase of $2.9 million, or 8%, and a decrease of $6.9 million, or 6%, as compared to the same periods in fiscal year 2003.

         Depreciation and amortization was $9.1 million and $27.3 million for the three and nine months ended February 29, 2004, respectively, a decrease of $0.1 million, or 1%, and $0.6 million, or 2%, from the same periods in fiscal year 2003. The decrease was primarily due to a decline in depreciation expense that resulted from our change in estimate regarding the useful lives of our telecommunications towers from 10 years to 30 years in the fourth quarter of fiscal year 2003. This decrease was partially offset by increased depreciation related to capital expenditures made during fiscal year 2003 and fiscal year 2004.

         Operating income was $28.1 million and $84.8 million for the three and nine months ended February 29, 2004, respectively, an increase of $3.1 million and a decrease of $6.2 million, respectively, from operating income of $25.0 million and $91.0 million for the same periods in fiscal year 2003.

Caribbean Wireless Operations

                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                               FEBRUARY 29, FEBRUARY 28,                  FEBRUARY 29,  FEBRUARY 28,
                                 2004            2003                        2004          2003
                               --------        --------                   ----------    ----------
       (IN THOUSANDS)                (UNAUDITED)             % CHANGE            (UNAUDITED)            % CHANGE
-----------------------------  ------------------------      --------     -------------------------     --------
Revenues:
 Service revenue               $ 74,870        $ 61,392            22%    $ 218,217       $ 182,767           19%
 Roaming revenue                    276             835           (67)        2,480           1,601           55
 Equipment sales                  2,853           2,851             *         7,817           7,982           (2)
                               --------        --------      --------     ---------       ---------     --------
    Total revenues               77,999          65,078            20       228,514         192,350           19
                               --------        --------      --------     ---------       ---------     --------
Costs and expenses:
 Cost of services                11,190          10,579             6        33,748          31,743            6
 Cost of equipment sold          11,752           8,751            34        30,101          25,694           17
 Sales and marketing              9,229           9,814            (6)       27,632          29,623           (7)
 General and administrative      16,810          11,880            42        45,422          37,380           22
                               --------        --------      --------     ---------       ---------     --------
    Total costs and expenses     48,981          41,024            19       136,903         124,440           10
                               --------        --------      --------     ---------       ---------     --------
Adjusted operating income(1)     29,018          24,054            21        91,611          67,910           35
(Gain) loss on disposition of
     assets                           -            (179)          N/A            53          (2,057)         103
Special non-cash charge               -               -           N/A             -           4,389          N/A
Depreciation and
  amortization                   13,027          13,769            (5)       39,380          43,444           (9)
                               --------        --------      --------     ---------       ---------     --------
Operating income               $ 15,991        $ 10,464            53%    $  52,178       $  22,134          136%
                               ========        ========      ========     =========       =========     ========

*        Percentage change not meaningful

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements.

         Revenues. Caribbean wireless service revenue increased $13.5 million, or 22%, and $35.4 million or, 19%, to $74.9 million and $218.2 million for the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $11.4 million and $31.3 million for the three and nine months ended February 29, 2004, respectively, as well as an increase of $2.1 million and $4.1 million in service revenue per subscriber for the same periods.

         Revenue from Caribbean wireless roaming decreased $0.5 million, or 67%, and increased $0.9 million, or 55%, for the three and nine months ended February 29, 2004, respectively, from roaming revenue of $0.8 million and $1.6 million for the three and nine months ended February 28, 2003. The increase for the nine months ended February 29, 2004 was a result of increased roaming from a competitor's subscribers on our CDMA network. The decrease for the three months ended February 29, 2004 resulted from a decrease in roaming on our CDMA network due to the further build out of the competitors' CDMA network.

         Our Caribbean wireless operations had approximately 474,600 subscribers at February 29, 2004, an increase of 21% from the 390,800 subscribers at February 28, 2003. During the twelve months ended February 29, 2004, increases from new activations of 251,400 were offset by subscriber cancellations of 167,600. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors, non-payment and the lack of usage by our prepaid customers.

         The monthly postpaid churn rate increased to 2.8% and decreased to 2.4% for three and nine months ended February 29, 2004, respectively, from 2.4% and 2.8% for the same periods a year ago. The increase in the three months ended February 29, 2004 is due to the effect of WLNP in our Puerto Rico operations and to competitive pressures. The decrease for the nine months ended February 29, 2004 was due to a reduction in non-paid churn. Non-paid churn results when customers are involuntarily terminated due to non-payment of services. Our postpaid subscribers represented approximately 74% of our total Caribbean wireless subscribers at February 29, 2004, up from approximately 72% at February 28, 2003. We continue to focus on attracting postpaid customers.

         Caribbean wireless ARPU was $56 and $58 for the three and nine months ended February 29, 2004, respectively, as compared to $57 and $58 for the three and nine months ended February 28, 2003, respectively. Our wireless customers used an average of 897 minutes of airtime per month for the three months ended February 29, 2004, as compared to 741 minutes of use per month during the three months ended February 28, 2003. Our postpaid customers used an average of 1,163 minutes of airtime per month for the three months ended February 29, 2004, as compared to 981 minutes of use per month during the three months ended February 28, 2003.

         Costs and expenses. Cost of services increased $0.6 million, or 6%, and $2.0 million, or 6%, during the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003. The increase was primarily due to increases in variable costs associated with a larger subscription base, most notably mobile long distance expense and interconnect charges. This was partially offset by reduced cost of services due to the sale of Centennial Digital Jamaica ("CDJ") in August 2002.

         Cost of equipment sold increased $3.0 million, or 34%, and $4.4 million, or 17%, during the three and nine months ended February 29, 2004, respectively, as compared to the same period last year, due primarily to an increase in phones used for customer retention and to an increase in the percentage of phones sold to customers (which is reflected in cost of equipment sold) versus phones loaned to customers (which is not reflected in cost of equipment sold.)

         Sales and marketing expenses decreased $0.6 million, or 6%, and $2.0 million, or 7%, during the three and nine months ended February 29, 2004, respectively, as compared to the same period last year. The decrease was primarily due to a decrease in the amount of store rent expense allocated to sales and marketing expenses. This decrease in the amount allocated was made to reflect the fact that portions of the stores are increasingly being used more for customer service and customer retention activities in addition to traditional sales and marketing. We also had reduced sales and marketing expense due to the sale of our interest in CDJ in August 2002.

         General and administrative expenses increased $4.9 million, or 42%, and $8.0 million, or 22%, during the three and nine months ended February 29, 2004, respectively, as compared to the same period in fiscal year 2003. The increase was primarily due to increased costs to support the expanding subscriber base, including an increase in subscriber billing costs as a result of the 24% growth of postpaid subscribers, as well as the increase in the amount of store rent expense allocated to general and administrative expenses, to better reflect the fact that stores are being used increasingly more for customer service and customer retention activities. Additionally, we incurred increased expenses as a result of implementing WLNP.

         Adjusted operating income for the Caribbean wireless operations for the three and nine months ended February 29, 2004 was $29.0 million and $91.6 million, respectively, an increase of $4.9 million, or 21%, and $23.7 million, or 35%, respectively, as compared to the three and nine months ended February 28, 2003.

         The gain on disposition of assets during the nine months ended February 28, 2003 was due to the sale of our interest in CDJ in August 2002.

         Depreciation and amortization for the three and nine months ended February 29, 2004 was $13.0 million and $39.4 million, respectively, a decrease of $0.8 million, or 5%, and $4.0 million, or 9%, respectively, as compared to the three and nine months ended February 28, 2003. The decrease was primarily due to a decrease in depreciation on capitalized PCS phones in Puerto Rico. This decrease is due to lower capital expenditures on PCS phones loaned to subscribers in the three and nine months ended February 29, 2004 than in the same period in the prior year. In addition, the decrease in depreciation and amortization reflects the sale of our interest in CDJ in August 2002.

         Operating income for the three and nine months ended February 29, 2004 was $16.0 million and $52.2 million, respectively, an increase of $5.5 million and $30.0 million from the operating income of $10.5 million and $22.1 million, respectively, from the same period last year.

Caribbean Broadband Operations

                                   THREE MONTHS ENDED                              NINE MONTHS ENDED
                                FEBRUARY 29, FEBRUARY 28,                      FEBRUARY 29, FEBRUARY 28,
                                   2004          2003                              2004         2003
                                 ---------    ---------                         ---------     ---------
       (IN THOUSANDS)                  (UNAUDITED)              % CHANGE              (UNAUDITED)         % CHANGE
-----------------------------   -------------------------      -----------     ------------------------  ---------
Revenues:
Switched revenue                $   9,524       $   8,304               15%    $  27,831      $  24,545         13%
Dedicated revenue                  11,945          10,228               17        35,825         28,598         25
Cable television revenue           12,319          11,443                8        36,540         36,138          1
Other revenue                       8,135           4,793               70        19,897         15,995         24
                                ---------       ---------      -----------     ---------      ---------  ---------
    Total revenues                 41,923          34,768               21       120,093        105,276         14
                                ---------       ---------      -----------     ---------      ---------  ---------
Costs and expenses:
Cost of services                   16,682          14,767               13        48,749         45,524          7
Cost of equipment sold                115             252              (54)          338            595        (43)
Sales and marketing                 2,333           2,390               (2)        6,760          7,148         (5)
General and administrative          7,758           7,698                1        23,654         24,281         (3)
                                ---------       ---------      -----------     ---------      ---------  ---------
    Total costs and expenses       26,888          25,107                7        79,501         77,548          3
                                ---------       ---------      -----------     ---------      ---------  ---------
Adjusted operating income(1)       15,035           9,659               56        40,592         27,728         46
Loss on impairment of assets            -         189,492              N/A             -        189,492        N/A
Loss (gain) on disposition of
  assets                              311            (391)               *           121           (401)         *
Special non-cash charge                 -               -              N/A             -            611        N/A
Depreciation and amortization      12,475          12,841               (3)       38,039         35,654          7
                                ---------       ---------      -----------     ---------      ---------  ---------
Operating income (loss)         $   2,249       $(192,283)             101%    $   2,432      $(197,628)       101%
                                =========       =========      ===========     =========      =========  =========

*        Percentage change not meaningful

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements.

         Revenues. Caribbean broadband revenue increased $7.1 million, or 21%, and $14.8 million, or 14%, to $41.9 million and $120.1 million for the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003.

         Switched revenue increased $1.2 million, or 15%, and $3.3 million, or 13%, to $9.5 million and $27.8 million for the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year. The increase was primarily due to a 21% increase in switched access lines to 48,114 as of the end of the third quarter of fiscal year 2004 and a corresponding growth in aggregate minutes of use.

         Dedicated revenue increased $1.7 million, or 17%, and $7.2 million, or 25%, to $11.9 million and $35.8 million for the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year. The increase was primarily the result of a 15% growth in voice grade equivalent (the amount of capacity required to carry one telephone call) dedicated lines to 205,297 and an increase in revenue per circuit. This increase in number of dedicated access line equivalents reflects a reduction of 32,000 dedicated access line equivalents for the three months ended February 29, 2004 due to the sale of an OC-48 in November 2003 that had been previously counted as a fully active circuit. The correct number of dedicated access line equivalents as of November 30, 2003 would have been 198,000.

         Cable television revenue increased $0.9 million, or 8%, and $0.4 million, or 1%, for the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year despite a decline in subscribers of 6.2%. This increase was due to an increase in subscriber ARPU year over year. The increase in ARPU was the result of rate increases and the sale of new services.

         Other revenue increased $3.3 million, or 70%, and $3.9 million, or 24%, to $8.1 million and $19.9 million for the three and nine months ended February 29, 2004, respectively, from the same periods last year. The increase was primarily due to an increase in the number of international long distance minutes to the Dominican Republic and long distance minutes to Puerto Rico that we terminate. This was partially offset by the loss of revenue as a result of the sale of Infochannel in January 2003.

         Costs and expenses. Cost of services increased $1.9 million, or 13%, and $3.2 million, or 7%, during the three and nine months ended February 29, 2004, respectively, as compared to the same periods last year. The increase was primarily due to an increase in access charges in the Dominican Republic and termination expense in Puerto Rico, resulting from the increase in the number of international long distance minutes to the Dominican Republic and long distance minutes to Puerto Rico that we terminate. This was partially offset by reduced costs of services due to the sale of Infochannel in January 2003.

         Sales and marketing expenses decreased $0.1 million, or 2%, and $0.3 million, or 5%, during the three and nine months ended February 29, 2004, respectively, as compared to the three and nine months ended February 28, 2003. The decrease was primarily due to an overall reduction in advertising spending and reduced cable television commissions due to a decrease in advertising sales.

         Adjusted operating income for the Caribbean broadband operations for the three and nine months ended February 29, 2004 was $15.0 million and $40.6 million, respectively, an increase of $5.3 million, or 56%, and $12.9 million, or 46%, respectively, as compared to the same periods last year.

         Depreciation and amortization for the three and nine months ended February 29, 2004 was $12.5 million and $38.0 million, respectively, a decrease of $0.4 million, or 3%, and an increase of $2.4 million, or 7%, respectively, from the same periods last year. The increase for the nine months ended February 29, 2004 was primarily due to increased depreciation expense associated with the continued expansion of the Puerto Rico broadband operation.

         Operating income for the three and nine months ended February 29, 2004 was $2.2 million and $2.4 million, respectively, an improvement of $194.5 million and $200.0 million, respectively, as compared to the operating loss of $192.3 million and $197.6 million, respectively, for the same periods in fiscal year 2003.

CONSOLIDATED

         Other non-operating income and expenses. Net interest expense was $41.7 million and $125.4 million for the three and nine months ended February 29, 2004, respectively, an increase of $5.4 million, or 15%, and $13.8 million, or 12%, from the three and nine months ended February 28, 2003, respectively. Gross interest expense was $41.9 million and $125.8 million for the three and nine months ended February 29, 2004, respectively, as compared to $36.5 million and $112.4 million for the same periods a year ago. The increase in interest expense is primarily a result of an increase in debt issuance cost amortization expense, somewhat offset by a lower weighted average interest rate. Total debt increased $38.9 million from February 28, 2003 to February 29, 2004.

         The weighted-average debt outstanding during the three months ended February 29, 2004 was $1,731.6 million, a decrease of $34.4 million as compared to the weighted-average debt outstanding of $1,766.0 million during the three months ended February 28, 2003. The weighted-average debt outstanding during the nine months ended February 29, 2004 was $1,743.4 million, a decrease of $34.6 million as compared to the weighted-average debt outstanding of $1,778.0 million during the nine months ended February 28, 2003. Including the amortization of debt issuance costs, our weighted-average interest rates were 9.7% and 9.6% for the three and nine months ended February 29, 2004, respectively, as compared to 8.3% and 8.4% for the respective periods a year ago. Excluding the amortization of debt issuance costs, the weighted-average interest rates were 9.2% and 9.1% for the three and nine months ended February 29, 2004, respectively, as compared to 7.8% and 8.0% for the same periods a year ago.

         Loss before income tax expense and minority interest for the three and nine months ended February 29, 2004 was $23.7 million and $22.4 million, respectively, as compared to $193.9 million and $196.8 million for the three and nine months ended February 28, 2003, respectively. Income tax (expense) benefit was $(6.5) million and $(13.8) million for the three and nine months ended February 29, 2004, respectively, as compared to $34.3 million and $23.3 million for the same periods last year. Our worldwide effective income tax rate fluctuates primarily as a result of foreign losses for which we do not realize a tax benefit, permanent differences and foreign income taxes.

         These factors resulted in a net loss of $30.3 million and $36.6 million for the three and nine months ended February 29, 2004, respectively, as compared to a net loss of $159.6 million and $173.3 million for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         On November 10, 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55.0 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal shareholders. Blackstone and we granted the underwriter an option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The option expired unexercised on December 4, 2003. Our proceeds (after underwriting commissions, but before other expenses) of $36.8 million were used to prepay a portion of our

Mezzanine Debt, which was then accruing paid-in-kind interest at a rate of 13%. Additionally, we paid other expenses of $2.1 million in connection with the offering yielding net proceeds of $34.7 million. We did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of our common stock, on November 6, 2003, we amended our Old Senior Secured Credit Facility to permit us to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

     On February 9, 2004, we issued $325.0 million aggregate principal amount of 2014 Senior Notes in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, we entered into a $750.0 million New Senior Secured Credit Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing. We received $905.4 million (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used, or will use these funds, to make the following payments:

     - $627.6 million to repay all principal amounts outstanding under the Old Senior Secured Credit Facility, which extinguished the Old Senior Secured Credit Facility;

     - $197.3 million to repurchase all of our outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%;

     - $73.8 million to repurchase and/or redeem $70.0 million aggregate principal amount of our outstanding $370.0 million Senior Subordinated Notes. As of February 29, 2004, we had repurchased $33.2 million of such notes and issued a notice of redemption to redeem the additional $36.8 million of such notes. We completed the redemption of the $36.8 million of Senior Subordinated Notes on March 12, 2004;

     - $1.9 million to pay applicable breakage fees on the termination of our interest rate swap and collar agreements; and

     - $4.8 million to pay fees, expenses and accrued interest related to the Debt Refinancing.

     The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million which requires quarterly amortization payments in an aggregate principal amount of $1.5 million in fiscal year 2004, $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million, which had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. In the event that the remaining Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will then become immediately due and payable.

     Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate ("LIBOR") (1.12% as of February 29, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

     As a result of the Debt Refinancing, as of February 29, 2004, we terminated all of our derivative financial instruments. Prior to the termination of the derivatives, we recorded an increase of $2.7 million, net of tax, in accumulated other comprehensive loss and also decreased our liabilities by $6.0 million due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, we recorded a charge of $1.9 million to other comprehensive loss, which is included in interest expense in the consolidated statements of operations.

     On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes in a private placement transaction. On October 10, 2003, the SEC declared our registration statement effective, which registered the 2013 Senior Notes under the Securities Act of 1933, as amended. CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under the Senior Secured Credit Facility.

     We capitalized approximately $50.0 million of debt issuance costs, including, $25.2 million and $22.9 million in connection with the issuance of the 2013 Senior Notes and the Debt Refinancing, respectively, during the nine months ended February 29, 2004. As a result of the extinguishment of the Old Senior Secured Credit Facility and a portion of the Senior Subordinated Notes, we wrote-off approximately $35.4 million, net of accumulated amortization of $20.6 million in debt issuance costs, for the three months ended February 29, 2004 and $50.8 million, net of accumulated amortization of $28.4 million in debt issuance costs, for the nine months ended February 29, 2004. We recorded a loss on extinguishment of debt of $28.6 million and $36.2 million for the three and nine months ended February 29, 2004, respectively. This amount includes $13.8 million of other fees and expenses related to the Debt Refinancing that were expensed when incurred as well as the net debt issuance costs written off.

     In December 1998, we issued $370.0 million of Senior Subordinated Notes to qualified institutional buyers in a private placement transaction. In July 1999, we registered the $370.0 million of debt securities with the SEC. CPROC is a guarantor of the Senior Subordinated Notes. In connection with the Debt Refinancing, we repurchased and or redeemed $70.0 million aggregate principal amount of such notes. As of February 29, 2004, we have repurchased $33.2 million of such notes and issued a notice of redemption to redeem the remaining $36.8 million of such notes. As of February 29, 2004, $336.8 million of Senior Subordinated Notes were outstanding. We completed the redemption of the remaining $36.8 million of Senior Subordinated Notes on March 12, 2004.

     An affiliate of Welsh, Carson, Anderson and Stowe, our principal stockholder, owned approximately $189.0 million principal amount of the Senior Subordinated Notes. Approximately $34.9 million, or 49.8%, of the $70.0 million of the Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh, Carson, Anderson and Stowe.

     In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh, Carson, Anderson and Stowe. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of February 29, 2004, we had repaid the Mezzanine Debt.

     In January 2002, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the "Cable TV Credit Facility") to fund the digital conversion of its cable operations. As of February 29, 2004, Centennial Cable had repaid all amounts owed under the Cable TV Credit Facility and terminated the facility.

     For the nine months ended February 29, 2004, earnings were less than fixed charges by $22.4 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $104.7 million relating to depreciation and amortization.

     As of February 29, 2004, we had $688.6 million of property, plant and equipment (net) placed in service. Capital expenditures for the U.S. wireless operations were $38.9 million, representing 39.1% of total capital expenditures. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our global system for mobile communications ("GSM") / general packet radio service ("GPRS") network in each of our cell sites in our Midwest cluster. Capital expenditures for the Caribbean wireless operations were $44.1 million, representing 44.4% of total capital expenditures. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean Broadband operations were $16.4 million, representing 16.5% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal year 2004, we anticipate capital expenditures of approximately $135.0 million.

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

     The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

                                                                  NINE MONTHS ENDED
                                                  FEBRUARY 29, 2004              FEBRUARY 28, 2003
                                              --------------------------    --------------------------
                                                    (UNAUDITED)                    (UNAUDITED)
                                              --------------------------    --------------------------
                                                           % OF NET CASH                 % OF NET CASH
               (IN THOUSANDS)                    AMOUNT      PROVIDED         AMOUNT       PROVIDED
-----------------------------------------     -----------  -------------    -----------  -------------
Net cash provided by operating activities     $    99,949        49%        $   135,671        59%
Interest paid                                     103,128        51              95,712        41
                                              -----------       ---         -----------       ---
Net cash provided                             $   203,077       100%        $   231,383       100%
                                              ===========       ===         ===========       ===
Principal uses of cash:
Interest paid                                 $   103,128        51%        $    95,712        41%
Property, plant & equipment                        99,420        49              92,605        40
                                              -----------       ---         -----------       ---
Total                                         $   202,548        99%        $   188,317        81%
                                              ===========       ===         ===========       ===
Cash available for other
     financing and investing activities       $       529         1%        $    43,066        19%
                                              ===========       ===         ===========       ===

     Net cash provided by operating activities for the nine months ended February 29, 2004 was sufficient to fund our expenditures for property, plant and equipment of $99.4 million.

     The following table sets forth the primary cash flows provided by other financing and investing activities for the periods indicated:

                                                                                                  NINE MONTHS ENDED
                                                                                       FEBRUARY 29, 2004     FEBRUARY 28, 2003
                                                                                       -----------------     -----------------
                         (IN THOUSANDS)                                                   (UNAUDITED)            (UNAUDITED)
-------------------------------------------------------------------------              -----------------     -----------------
Proceeds from disposition of assets, net of cash expenses                                 $      2,442           $    18,300
Proceeds from issuance of long-term debt                                                     1,425,000                27,174
Net proceeds from the issuance of common stock                                                  34,663                     -
Proceeds from the exercise of stock options                                                      1,005                     -
Distributions received from equity investment                                                       14                 1,004
Proceeds from issuance of common stock under employee stock purchase plan                          390                   483
                                                                                          ------------           -----------
Cash provided by other financing and investing activities                                    1,463,514                46,961
                                                                                          ------------           -----------
Repayment of debt                                                                           (1,394,729)              (66,656)
Debt issuance costs paid                                                                       (48,064)                    -
                                                                                          ------------           -----------
Capital available for (required from) operations and capital expenditures                 $     20,721           $   (19,695)
                                                                                          ============           ===========

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

     In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal year 2002. We recorded a pretax gain of $2.6 million, which is included in loss (gain) on disposition of assets in the consolidated statement of operations for the nine months ended February 29, 2004. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of a vendor financing credit facility with Lucent Technologies which was non-recourse to us) as a result of this transaction.

     In May 2002, we announced that we had entered into an agreement with AAT to sell to AAT 186 telecommunications towers located throughout our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash. The agreement was subject to customary closing conditions and the tower sales closed on a rolling basis during fiscal year 2003 and during the three months ended August 31, 2003. During the year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. During the nine months ended February 29, 2004, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.5 million. We do not expect to sell any additional towers to AAT under this agreement.

     In June 2001, we entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, Global Crossing and we restructured these agreements and significantly reduced our commitments to one another. As of May 31, 2003, we paid $45.0 million (of which $15.0 million was paid in fiscal year 2002 and $30.0 million was paid in fiscal year 2001) to Global Crossing and received $10.4 million (of which $5.9 million was received in fiscal year 2002 and $4.5 million was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, we have paid Global Crossing a net amount of $34.6 million ($45.0 million less forfeitures by Global Crossing of $10.4 million) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and received a $1.7 million credit that was applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1.2 million credit that was previously applied for voice services. In the first three quarters of fiscal year 2004, we have applied the entire $1.7 million credit mentioned above. The fiber-optic undersea capacity received by us from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations, consolidated financial position or consolidated cash flows. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Additionally, as a result of concerns over implementation and measurement issues, the FASB unanimously decided to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. We have accordingly deferred adoption of this aspect of the standard pending further guidance.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company's financial statements. A VIE is an entity that either
(1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. . In December 2003, the FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, application of FIN 46R is required in financial statements of public entities that have interests in a VIE or potential VIEs that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. As such, FIN 46R will be effective for us as of May 31, 2004. We have evaluated the effect of the adoption of FIN 46R, and do not believe it will have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB NO. 104") which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

COMMITMENTS AND CONTINGENCIES

         We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 29, 2004, 37,613,079 shares remain available for issuance under the shelf.

         On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders (including Welsh Carson and an affiliate of The Blackstone Group). As of February 29, 2004, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result $711.5 million of our securities and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available for future issuance.

         We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network over the next three years. We expect the GSM overlay will require incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $10.0 million to $15.0 million through the end of fiscal year 2005. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term. As of February 29, 2004, none of the options have been exercised.

         In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with global system for mobile communications/general packet radio service technology. We have committed to purchase approximately $15.9 million of equipment and services under the agreement. As of February 29, 2004, we have paid $4.6 million in connection with this agreement.

         The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 29, 2004 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                        1 YEAR                                 AFTER 5
    CONTRACTUAL OBLIGATIONS                TOTAL       AND LESS    2-3 YEARS    4-5 YEARS       YEARS
    -----------------------                -----       --------    ---------    ---------      -------
Long-term debt obligations               $1,795,840    $ 42,836    $  12,492    $ 312,628     $1,427,884
Operating leases obligations (1)            186,276      23,418       39,018       23,832        100,008
Purchase obligations                         29,018       8,905       20,203            -              -
                                         ----------    --------    ---------    ---------     ----------
Total contractual cash
  Obligations                             2,011,224      75,159       71,713      336,460      1,527,892
Sublessor agreements (1)                     (1,955)       (660)      (1,041)        (254)             -
                                         ----------    --------    ---------    ---------     ----------
  Net                                    $2,009,269    $ 74,499    $  70,672    $ 336,206     $1,527,892
                                         ==========    ========    =========    =========     ==========

(1) Represents our commitments associated with operating leases as of May 31, 2003.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as "forward-looking statements." Where, in any forward-looking statement, our management or we expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words "believe," "expect," "estimate," "anticipate," "project," "intend," "may," "will" and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

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

         - our ability to effectively manage subscriber retention and cancellations, particularly in light of local number portability regulations that took effect in 100 designated markets, including certain of our markets, on November 24, 2003 and that will take effect in all U.S. markets on May 24, 2004, which require wireless companies to permit the wireless phone numbers that they assign to their customers to be portable when the customer switches to another carrier, which may increase churn and will increase retention costs and present technological difficulties;

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

         - fluctuations in currency values related to our Dominican Republic operations;

         - our dependence on roaming agreements for a material portion of our U.S. wireless revenue and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

         -        our ability to attract and retain qualified personnel;

         - the fact that our coverage areas are not as extensive as those of other wireless operators, which may limit our ability to attract and retain customers;

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

         -        declining rates for international long-distance traffic;

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

         We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above under the caption "Risk Factors" in our Annual Report on Form 10-K. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the future events discussed in this report might not occur. You should carefully read this report and our other filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risks due to fluctuations in interest rates. A portion of our long-term debt has variable interest rates.

         The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. As a result of the Debt Refinancing, as of February 29, 2004, we have terminated all of our derivative financial instruments. Weighted average variable rates are based on implied forward rates in the yield curve as of February 29, 2004:

                                                  YEAR ENDED
                     ---------------------------------------------------------------------------------------------------------------
                     FEBRUARY, 28,  FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,    THERE-
 (IN THOUSANDS)          2005          2006          2007          2008          2009         AFTER         TOTAL        FAIR VALUE
------------------   -------------  ------------  ------------  ------------  ------------    ------        -----        ----------
Long-term debt:
  Fixed rate         $      36,836  $        338  $        154  $        248  $    300,380  $  857,884   $  1,195,840   $  1,216,991
  Average interest
   rate                      10.7%          9.5%          9.7%         10.0%         10.8%        9.4%           9.8%              -
  Variable rate      $       6,000  $      6,000  $      6,000  $      6,000  $      6,000  $  570,000   $    600,000   $    600,000
  Average interest
   rate (1)                   1.4%          2.6%          3.7%          4.5%          5.0%        5.2%           5.2%              -


(1) Represents the average interest rate before applicable margin on the Senior Credit Facility debt.

         We have variable rate debt that at February 29, 2004 and February 28, 2003 had outstanding balances of $600.0 million and $1,177.9 million, respectively. The fair value of such debt approximates the carrying value at February 29, 2004.

ITEM 4. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2004.

         There was no change in our internal control over financial reporting during the third quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         a) Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   31.1           Certification of Michael J. Small, Chief Executive Officer,
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2           Certification of Thomas J. Fitzpatrick, Chief Financial
                  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2           Certification of Thomas J. Fitzpatrick, Chief Financial
                  Officer, pursuant to Section 906 of the Sarbanes-Oxley Acts of
                  2002

b) Reports on Form 8-K

     On December 17, 2003, Centennial Communications Corp. filed a Current Report on Form 8-K reporting its financial results for the three and six months ended November 30, 2003.

     On January 15, 2004, Centennial Communications Corp. filed a Current Report on Form 8-K announcing that it has received a commitment for a new $750 million senior secured credit facility, and also is pursuing, subject to market conditions, an offering of approximately $250 million in aggregate principal amount of privately-placed senior notes.

     On January 20, 2004, Centennial Communications Corp. filed a Current Report on Form 8-K announcing that it priced $325 million of 8.125% senior unsecured notes due 2014.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 14, 2004

                                               CENTENNIAL COMMUNICATIONS CORP.

                                               /s/ Thomas J. Fitzpatrick
                                               ---------------------------------
                                               Thomas J. Fitzpatrick
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Chief  Financial Officer)

                                               /s/ Thomas E. Bucks
                                               ---------------------------------
                                               Thomas E. Bucks
                                               Sr. Vice President-Controller
                                               (Chief Accounting Officer)