Form 10-K
period 2004-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2004-08-31
CIK 879573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☑     No     ☐

      The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq National Market on November 28, 2003 of $4.92 per share, was $106,338,917. As of August 16, 2004, there were 103,282,766 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

      Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in the telecommunications industry, which may increase churn, increase our costs to compete and decrease prices charged;

•	the fact that many of our competitors are larger, better capitalized and less leveraged than we are, have greater resources than we do, may offer less expensive products than we do and may offer more technologically advanced products than we do;

•	our substantial debt obligations, including restrictive covenants and consequences of default contained in our financing arrangements, which place limitations on how we conduct business;

•	market prices for the products and services we offer may continue to decline in the future;

•	general economic, business, political and social conditions in the areas in which we operate, including the Caribbean region, including the effects of world events, terrorism, wind storms and weather conditions on tourism in the Caribbean;

•	uncertainty concerning the effect on our business of wireless local number portability, which permits the wireless phone numbers that we allocate to our customers to be portable when our customer switches to another carrier;

•	continued overbuilding by personal communications service providers in our U.S. wireless markets and the effects of increased competition in our markets, which may cause increased subscriber cancellations, a continued reduction of prices charged, a reduction in roaming revenue and lower average revenue per subscriber;

•	the availability and cost of additional capital to fund our operations, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our U.S. wireless revenue and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

•	our dependence on roaming agreements for our ability to offer our wireless customers nationwide rate plans at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the fact that our coverage areas are not as extensive as those of other wireless operators, which may limit our ability to attract and retain customers;

•	the effects of consolidation in the telecommunications industry;

•	the effects of governmental regulation of the telecommunications industry, including changes in the level of support provided to us by the Universal Service Fund;

(ii)

•	the capital intensity of the telecommunications industry, including our plans to make significant capital expenditures during the coming years to continue to build out and upgrade our networks and the availability of additional capital to fund these capital expenditures;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes;

•	fluctuations in currency values related to our Dominican Republic operations;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	local operating hazards and risks in the areas in which we operate, including without limitation, terrorist attacks, hurricanes, tornadoes, earthquakes, windstorms and other natural disasters;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the control of us retained by some of our stockholders and anti-takeover provisions.

      We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1 of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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

      When we say “fiscal 2001,” we mean our fiscal year, which began June 1, 2000, and ended May 31, 2001. When we say “fiscal 2002,” we mean our fiscal year, which began June 1, 2001, and ended May 31, 2002. When we say “fiscal 2003,” we mean our fiscal year, which began June 1, 2002, and ended May 31, 2003. When we say “fiscal 2004,” we mean our fiscal year, which began June 1, 2003, and ended May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year, which began June 1, 2004, and will end May 31, 2005.

      The term “Pops” refers to the population of a market derived from the 2002 Kagan’s Wireless Telecom Atlas and Database, for our U.S. and Puerto Rico service areas, or the Banco Central De La Republica Dominicana, Departmento de Cuentas Nacionales, for our Dominican Republic service area. The term “Net

(iii)

Pops” refers to a market’s Pops multiplied by the percentage interest, as of May 31, 2004, that we own in an entity licensed to construct or operate a wireless telephone system in that market.

MARKET DATA AND FORECASTS

      Industry and market data throughout this report were obtained through our research, surveys and studies conducted by third parties and from industry and general publications. We have not independently verified market and industry data from third-party sources. While we believe our internal surveys are reliable and market definitions are appropriate, neither these surveys nor these definitions have been verified by any independent sources. We have not sought the consent of any of these sources to refer to their data in this report.

      En Confianza, Centennial Te Escucha, Centennial Wireless, Centennial de Puerto Rico and Centennial Dominicana are some of our primary trademarks. All other trademarks, service marks or other trade names referred to in this report are the property of their respective owners.

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for us for our fiscal year ending May 31, 2005, and recent guidance surrounding such legislation, we are restating our financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 for the items discussed in Note 16 to the Consolidated Financial Statements. Such restatement primarily relates to adjustments that were identified in the ordinary course of prior audits of our financial statements, but not recorded at the time due to their immateriality. The effects of the restatements have been reflected in the accompanying Report on Form 10-K.

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

      Below are some key statistics regarding our business:

•	approximately 1,051,200 wireless subscribers, 264,100 access line equivalents and 73,400 cable subscribers at the end of fiscal 2004.

•	revenue of $828.8 million for fiscal 2004, an increase of 10.6% from fiscal 2003.

•	net loss of $22.8 million for fiscal 2004, as compared to a net loss of $111.6 million for fiscal 2003.

•	capital expenditures of $132.9 million in fiscal 2004, as compared to $133.1 million in fiscal 2003.

Significant Financing Transactions During Fiscal 2004

•	In June 2003, we issued $500 million aggregate principal amount of our 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”). We used the net proceeds of $470 million to repay $470 million under our senior secured credit facility and amended our senior secured credit facility to provide us with additional flexibility under its financial and other covenants.

•	In November 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal stockholders. The equity offering almost doubled the public float of our common stock.

•	In February 2004, we consummated refinancing transactions consisting of a new $750 million senior secured credit facility (the “New Senior Secured Credit Facility”) and the issuance of $325 million of 8 1/8% senior notes due 2014 (the “2014 Senior Notes”). The New Senior Secured Credit Facility is comprised of a $600 million, seven-year term loan maturing in 2011 and a $150 million, six-year revolving credit facility maturing in 2010. Term loan borrowings under the New Senior Secured Credit Facility, together with proceeds of the 2014 Senior Notes, were used to refinance and replace our existing senior secured credit facilities, repurchase all of our outstanding unsecured subordinated notes due 2009, or Mezzanine Debt, which were accruing paid-in-kind interest at a rate of 13.0%, repurchase or redeem $70 million aggregate principal amount of our outstanding $370 million 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) and pay related fees and expenses.

      We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com, www.centennialpr.com and www.centennialrd.com.

      We make available free of charge on or through our Internet website at www.centennialwireless.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission.

Our Operations

U.S. Wireless

      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 6.1 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas that generally have lower penetration levels than major metropolitan areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand image and strong local market presence within our service areas. Further, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas.

      We have long-term roaming agreements with many wireless carriers, the most significant of which are AT&T Wireless Services, Inc. and Cingular Wireless LLC. These roaming agreements enable us to offer nationwide plans at attractive rates. We believe that the quality and coverage of our network provide us with a strategic advantage over our competitors. We own 25 MHz of spectrum in the 800 MHz frequency band in each of our 30 U.S. wireless markets. Our network currently employs analog technology, TDMA (time division multiple access) digital technology and GSM (global system for mobile communications) technology that supports GPRS (general packet radio service) advanced data technology. GSM/ GPRS aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 by overlaying GSM technology at every cell site in our Midwest cluster. We have begun the overlay of our Southeast cluster network with GSM technology, and we expect to launch GSM service in the Southeast cluster by the end of calendar year 2004.

      In August 2004, we announced that we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of personal communication service, or PCS, spectrum covering approximately 4.1 million Pops contiguous to our existing footprint in Michigan and Indiana. The aggregate purchase price of the spectrum is $19.5 million. At the same time, we announced that we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expect to acquire from AT&T Wireless. If both of the transactions are completed, the net result will be that we will obtain licenses covering approximately 2.2 million incremental Pops and receive $4.5 million in cash. Both transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close before calendar year-end 2004. We anticipate launching the Grand Rapids and Lansing, Michigan markets with GSM/ GPRS technology by the end of calendar year 2005. These markets represent approximately 1.4 million Pops and will bridge the gap in our Midwest cluster. There can be no assurance that these transactions will be consummated.

      Upon completion of our spectrum purchase agreement with AT&T Wireless and subsequent sale to Verizon Wireless of the Indianapolis and Lafayette, Indiana licenses being acquired from AT&T Wireless, we will own 10 MHz of PCS spectrum in the following new markets:

Markets	Ownership	Pops(1)	Net Pops

Grand Rapids, MI	100%	842,000	842,000
Lansing, MI	100%	512,000	512,000
Muskegan, MI	100%	229,000	229,000
Saginaw-Bay City, MI	100%	404,000	404,000
Muncie, IN	100%	118,000	118,000
Anderson, IN	100%	133,000	133,000

Total		2,238,000	2,238,000

(1)	Source: Claritas

Caribbean Region

      In the Caribbean region, we offer wireless, wireline and cable television services in Puerto Rico, wireless and wireline services in the Dominican Republic and wireless services in the U.S. Virgin Islands. We derived approximately 89% of our Caribbean revenue for fiscal 2004 from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission, or FCC, regulated commonwealth of the United States.

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

      We believe wireless telecommunications services are experiencing significant growth in our Caribbean operating region due to lower wireless penetration and lower wireline teledensity as compared to the United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services with wireless services. This is evidenced by a 19.7% increase in our postpaid minutes of usage per month from 981 minutes for fiscal 2003 to 1,174 minutes for fiscal 2004. This compares to an average of approximately 500 minutes per month for wireless subscribers in the United States for the twelve months ended December 31, 2003, according to the Cellular Telecommunications and Internet Association. For this reason, we focus on intensive postpaid users of service generating higher ARPUs (total monthly revenue per wireless subscriber, including roaming revenue).

      We provide wireless services in Puerto Rico pursuant to a 30 MHz license in the 1900 MHz frequency band that also covers the U.S. Virgin Islands. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which decreases our marginal network costs.

      In the Dominican Republic, we own 80% of All America Cables and Radio, Inc., our Dominican Republic subsidiary, which operates under the name “Centennial Dominicana” and holds a 30 MHz license at the 1900 MHz frequency band.

      Caribbean Broadband. Our Caribbean broadband business includes wireline operations in Puerto Rico and the Dominican Republic and cable television operations in Puerto Rico. We launched broadband services in Puerto Rico in August 1997 and in the Dominican Republic in April 2000, and we acquired cable television operations in Puerto Rico in September 2000.

      In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive local exchange carrier, or CLEC, on the island. We provide a broad range of services, including switched voice, private line services, international long distance, data, cable television, toll-free and Internet-related services, to business and residential customers over our own fiber-optic, coaxial and microwave network. Our digital cable television system serves southern and western Puerto Rico. In May 2004, we announced that we are evaluating strategic alternatives for our cable television operations. We are currently in advanced negotiations regarding a potential sale of our cable television business. There can be no assurance that any transaction will be consummated.

      In the Dominican Republic, we have constructed a terrestrial fiber-optic network and offer broadband services in Santo Domingo, the country’s capital. Currently, the majority of our broadband revenue in the Dominican Republic is derived from terminating the long-distance traffic of other carriers originating in the United States.

      To complement our terrestrial fiber-optic networks, we own significant undersea fiber-optic capacity connecting key markets in the Caribbean with our international gateway switch in Miami, Florida. This extensive fiber network allows us to offer customers with operations in our Caribbean service area low-cost, high-quality, end-to-end broadband solutions. For example, we provide America Online, Inc. with telecommunications services to enable it to bring its Internet services to Puerto Rico.

Competitive Strengths

      Competitive Advantage Through Our Owned Fiber-Optic Network in the Caribbean. Our extensive terrestrial fiber-optic network supports all of our services in the Caribbean and, along with the purchased capacity we have on undersea fiber-optic cables, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. Our broadband and wireless businesses share network and business infrastructure, including our fiber-optic and microwave networks, switching equipment and back-office functions, which we believe enables us to transmit traffic more cheaply than some of our competitors who do not own broadband networks. We capitalize on this advantage by serving intensive users of telecommunications services.

      High Quality Network. We believe that the quality and coverage of our network contributes to our high customer retention. Our monthly postpaid churn rate was 1.9% and 2.4% for our U.S. wireless and Caribbean wireless operations, respectively, for fiscal 2004. During fiscal 2004, we significantly improved the quality of our networks. In Puerto Rico, we significantly increased the number of cell sites and coverage of our wireless network and in the Dominican Republic we upgraded our network with a new 3G network supplied by Nortel. Further, in the United States, we have completed an overlay of the network of our Midwest cluster and we have begun overlaying the network of our Southeast cluster with GSM/ GPRS technology, which is the most commonly used global standard and is employed by our largest roaming partners. The primary benefits of GSM/ GPRS technology are better network capabilities and a superior selection of handsets in terms of price, functionality and style.

      Market Opportunity in the Caribbean. We believe that Puerto Rico and the Dominican Republic are large markets with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services and present an attractive market opportunity for us. We have established wireline and wireless operations in each of these markets and believe we are well positioned to expand these operations.

      Extensive Direct Distribution. Over 75% of our wireless sales in the United States and Caribbean and substantially all of our broadband and cable television sales are made through our own employees. We believe this extensive company-owned distribution network, consisting of 87 stores and 165 kiosks and approximately 1,440 sales associates as of May 31, 2004, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels.

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

      Strong Management Team and Equity Investors. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 Communications Company, Bell Atlantic Corporation (now Verizon Communications Inc.), SBC Communications Inc. and Millicom International Cellular S.A. Welsh, Carson, Anderson & Stowe, or Welsh Carson, and The Blackstone Group, leading private equity investors, are our controlling stockholders.

Business Strategy

      Target High-Quality Wireless Customers. In our U.S. and Caribbean wireless businesses, we target high-quality, postpaid wireless customers. As of May 31, 2004, approximately 96% of our U.S. wireless customers and approximately 73% of our Caribbean wireless customers subscribed to postpaid service plans. The quality of our U.S. wireless customer base is further demonstrated by our low postpaid churn rates, which averaged 1.9% for fiscal 2004, and our low bad debt expense for fiscal 2004 of 0.8% of service revenue, both of which we believe are among the lowest rates in our industry. We grew our postpaid customer base in our Caribbean service area by 20.7% in fiscal 2004. We target high usage wireless customers in our Caribbean service area by offering service plans with a significant number of minutes in exchange for a higher monthly fee. The ARPU for our Caribbean postpaid wireless customers was $73 for fiscal 2004.

      Continue to Build Our Brand. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe brand development is essential in the increasingly competitive telecommunications marketplace. Our brand emphasizes a superior customer experience by providing a quality network, pleasant, hassle-free point of sales experience and effective customer service. As a regional telecommunications provider, we tailor our brand to the three wireless markets we serve: “Trusted Advisor” in the United States, “En Confianza” in Puerto Rico and “Centennial Te Escucha” in the Dominican Republic. We believe the success of our brand-building efforts is reflected in our level of postpaid churn of 1.9% and 2.4% in our U.S. and Caribbean wireless markets, respectively, for fiscal 2004.

      Increase Penetration of Our Broadband Business. We are the only significant facilities-based competitor to the Puerto Rico Telephone Company, or PRTC, the incumbent wireline carrier in Puerto Rico. We have laid over 1,700 miles of fiber-optic cable in Puerto Rico that reaches over 1,100 buildings. We believe that our ability to extend this extensive owned fiber-optic network directly to the customer’s premises enables us to quickly meet customer demands for high-bandwidth services. We believe this network, coupled with our competitive prices, allows us to capture a large share of new, high-capacity landline services in Puerto Rico. We intend to continue to leverage this network to increase our market share. We currently serve some of the largest enterprises, carriers and governmental institutions in Puerto Rico, including AOL, BellSouth Corporation, Cisco Systems, Inc., Hewlett Packard, Lucent Technologies Inc., Microsoft Corporation, Pfizer, the Procter & Gamble Company and the University of Puerto Rico.

      Integrate GSM/ GPRS in Our U.S. Wireless Operations. We launched GSM/ GPRS service in our Midwest cluster in November 2003. We expect to launch GSM/ GPRS service in the Southeast cluster by the end of calendar year 2004. GSM/ GPRS provides faster data services and makes available more attractive, multi-functional handsets, such as camera phones. Further, it aligns us technologically with our principal roaming partners. We expect this deployment will improve our service offerings and will be important in attracting and retaining customers for our U.S. wireless operations.

      Develop and Promote Wireless Data Offerings. Wireless data is among the fastest growing areas of the mobile telecommunications industry. We have upgraded our networks to take advantage of this growth area and expect to begin offering a range of messaging services to our customers including text messaging, short messaging and multi-media messaging. In addition, our customers can currently access the Internet directly from their handsets and we expect to offer our customers the ability to download games and ring tones.

      Improve U.S. Wireless Competitive Position. Assuming we consummate our spectrum purchase agreement with AT&T Wireless and subsequent sale to Verizon Wireless of the Indianapolis and Lafayette, Indiana licenses being acquired from AT&T Wireless, we will own 10 MHz of PCS spectrum covering approximately 2.2 million incremental Pops that is contiguous to our existing footprint in our Midwest Cluster. We anticipate launching the Grand Rapids and Lansing, Michigan markets by the end of calendar year 2005. These markets represent approximately 1.4 million incremental Pops and bridge the gap in our Midwest cluster. We believe this measured expansion will improve our footprint and competitive position in our Midwest cluster by enabling us to better market our services to more of our existing footprint, while simultaneously expanding our footprint to key markets in Michigan. We expect the expanded footprint will also lower our roaming costs by increasing the percentage of on-network minutes used by our customers.

Wireless Telephone Markets and Interests

      The chart below sets forth information regarding our wireless operations as of May 31, 2004, as reported in the 2002 Kagan’s Wireless Telecom Atlas & Database, with respect to our U.S. and Puerto Rico service areas, and by Banco Central de la Republica Dominicana, Departmento de Cuentas Nacionales, for our Dominican Republic service area. Those U.S. wireless telephone systems and the investment interests, which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs.

      As of May 31, 2004, our Caribbean wireless and U.S. wireless operations had 1,051,200 wireless subscribers in the markets listed below.

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

Products and Services

      Wireless. The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. We offer primarily postpaid and, to a lesser extent, prepaid wireless services. Other value-added services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. In the United States, we also offer our customers short messaging services. In Puerto Rico, our recently upgraded next generation networks give our customers access to the wireless web directly from their handsets through our mobile web offering. With the rollout of our GSM/ GPRS networks in the United States and our 3G-ready CDMA networks in the Caribbean, we intend to expand the array of our wireless data offerings during fiscal 2005.

      We offer our wireless customers a variety of handsets employing TDMA and GSM technology in the United States and CDMA technology in the Caribbean. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology that is supportable on our network and a variety of rate plans designed to meet the varied needs of our customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ digital or analog networks. We offer handsets primarily from Nokia, Kyocera, Motorola, Sony Ericsson, and Samsung.

      Broadband. In our Puerto Rico and Dominican Republic service areas, we offer a broad range of communications services including ATM (asynchronous transfer mode), frame relay, Wi-Fi, gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, dial-up Internet access and private line services. We also offer cable television services in our Puerto Rico service area. All services are provided over our own fiber-optic, coaxial and microwave network. We also offer customers web page design, development, hosting and web casting, integration services and a variety of e-commerce design and related services.

Roaming

      In the United States, a significant portion of our revenue is generated from roaming. We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. As part of these agreements, we also significantly reduced our incollect costs (the costs we pay other carriers when our subscribers are roaming on their networks). Our U.S. wireless roaming revenue in fiscal 2004 was $54.3 million, or approximately 14.7% of our total U.S. wireless revenue, as compared to $77.6 million, or approximately 21.8% of our total U.S. wireless revenue in fiscal 2003. We expect the trend of decreasing roaming revenues to continue. Roaming is not a significant component of our Caribbean wireless business.

Sales and Marketing

      In the United States we market our services and products under the name “Centennial Wireless.” In Puerto Rico, we market our wireless services and products under the name “Centennial de Puerto Rico,” and our broadband business under the name “Centennial Business Solutions.” In the Dominican Republic, we market our services and products under the name “Centennial Dominicana.” Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. Our sales and marketing strategy incorporates this vision. We have enhanced our “Trusted Advisor” brand message in the United States to differentiate and communicate value based on our customer service advantage. We communicate this value through the services we provide customers, which we have branded our “Blue Shirt Promises.” In Puerto Rico we have introduced branding campaigns named “En Confianza” and use “En Confianza” and “Centennial Te Escucha” in the Dominican Republic. Each of these branding initiatives is designed to convey our strategy based on delivering superior customer service.

      Our marketing objective is to increase our customer base, increase revenue and reduce subscriber cancellations. Our current marketing strategy is to establish a strong local presence in each of our markets. We target customers who are likely to generate higher monthly revenue and low churn rates. In marketing our services, we stress our superior sales and customer service, our quality wireless network, competitive prices, technologically advanced features and the local presence of our sales and customer service representatives and technical staff. In both the United States and the Caribbean, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed serving areas, which keeps a significant portion of the minutes of use on our own network. We also offer nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of AT&T Wireless, Cingular, Verizon Wireless and ALLTEL.

      As of May 31, 2004, we operated 110 retail outlets in the United States and 142 retail outlets in the Caribbean, consisting of retail stores and kiosks. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in most major shopping centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

      In both our U.S. and Caribbean wireless operations, we use both our own internal sales force and, to a lesser extent, independent agents and dealers to obtain customers for our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. As of May 31, 2004, we had an internal wireless sales force of approximately 560 in the United States and 880 in the Caribbean. These employees are generally paid a base pay plus commissions. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber’s contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis.

Customer Service

      We are committed to assuring consistently high-quality customer service. Our vision is to be the premier regional provider of telecommunications service by tailoring the ultimate customer experience in the markets we serve. During the past year, we invested heavily in our call centers and refurbished many of our retail locations to make them more attractive and efficient. Both our U.S. and Caribbean wireless operations have a local staff, including a manager, customer service representatives and technical engineering staff. We have established local customer support facilities for all of the U.S. wireless telephone systems and the Caribbean integrated communication system. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the United States we have a centralized customer service center located in Fort Wayne, Indiana. In our

Caribbean service area, we have centralized customer service centers located in San Juan, Puerto Rico, and Santo Domingo, Dominican Republic, as well as customer service support located in our retail stores.

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

      Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand after the initial construction phase is complete. We use analog along with TDMA and GSM technology in our U.S. wireless markets and CDMA technology in our Caribbean wireless markets. As of May 31, 2004, our U.S. wireless operations had 767 cell sites and our Caribbean wireless operations had 423 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services.

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

      Our U.S. wireless systems are served by five technologically advanced Nortel Networks TDMA supernode switches located in Fort Wayne, Indiana (2 switches); Alexandria, Louisiana; Vidor, Texas; and Lafayette, Louisiana and one GSM switch located in Fort Wayne, Indiana. We deployed a GSM network over our existing TDMA network in our Midwest cluster and launched GSM service in November 2003. We expect to launch GSM service in our Southeast cluster by the end of calendar year 2004. We have added a second GSM switch to serve our Southeast cluster and to offer GPRS advanced data technology throughout our U.S. wireless operations. This technology will maintain technological compatibility with our largest roaming partners and provide the speed and capacity to support a variety of innovative mobile data applications, including e-mail, e-commerce and web-browsing. Ericsson, Inc. is our vendor for GSM equipment. GSM/ GPRS technology provides faster data services and makes available more attractive multi-functional handsets, such as camera phones. The new GSM/ GPRS technology provides us with the foundation for continued evolution of products and services through the future development of next generation products.

      Our Puerto Rico and Dominican Republic wireless networks use CDMA technology. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. The construction of our Caribbean integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber-optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. We have three switches in Puerto Rico, two of which are wireless switches and one of which is a landline switch used for the broadband business. In our Puerto Rico service area, we use network equipment manufactured by Lucent Technologies. We recently upgraded our Dominican Republic wireless network with a CDMA third generation network supplied by Nortel.

      In 2002, our cable network in Puerto Rico underwent digitization of its primary head end and transport equipment and offers its customers digital service. High-speed data service is being deployed and is currently available in certain of our franchised areas.

Billing and Operational Support Systems

      We operate management information systems to handle customer care, billing, network management, financial and administrative services. We have outsourced with Convergys Information Management Group, Inc. (previously ALLTEL Information Systems), or Convergys a network management and operations support systems provider, to provide billing services, facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations throughout our company. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize subscriber disconnects by identifying needed activation and termination policy adjustments through pre-activation screening, credit review and call pattern profiling to detect any prior fraudulent or bad debt activity.

      In our Caribbean service area, wireless billing and customer support systems are managed and operated by Convergys. Our Puerto Rico broadband billing and customer support services are supported by ADC SingleView systems. Our cable television systems in Puerto Rico use CSG Systems for their billing and customer service needs. In our Caribbean wireless and broadband businesses, we are continuing to invest in operational support systems to streamline operations and further enhance service offerings.

Competition

      Wireless. In the United States and Puerto Rico, the FCC can grant commercial mobile radio service, or CMRS, licenses to up to eight companies to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which comprise 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband PCS in each of 51 defined Major Trading Areas, or MTAs, and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas, or BTAs, which are component parts of MTAs. However, the FCC also allows CMRS carriers to subdivide and assign their spectrum allocations or their geographic market areas to other carriers. This creates the possibility of more than eight CMRS carriers having the ability to serve a single market.

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

      The Puerto Rico wireless market is highly competitive. In Puerto Rico, we compete with five other wireless carriers: AT&T Wireless, Cingular, Movistar (partially owned by Telefónica de Espana), Sprint PCS and Verizon Wireless. The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Compania Dominicana de Telefonos C. por A., or Codetel, a subsidiary of Verizon Wireless; France Telecom, which does business under the name “Orange”; and Tricom, S.A.

      Most of our competitors have greater financial, technical, marketing, distribution and other resources than we do. We expect competition for wireless subscribers in our markets to intensify. In the future, we may also compete against emerging wireless technologies, including satellite-based mobile voice and data services and voice over Internet protocol.

      Broadband. Our Caribbean operations hold an authorization to provide broadband services in Puerto Rico, a concession to provide a variety of telecommunications services in the Dominican Republic and authorization to provide facilities-based international long distance service in the United States. Our main competitor for our broadband services in Puerto Rico is the PRTC, the incumbent telephone company and a subsidiary of Verizon. There are no other facilities-based CLECs with significant operations at this time, but we cannot be sure that other CLECs will not emerge in Puerto Rico in the future. In the Dominican Republic, we compete primarily against the incumbent provider, Codetel, which has a substantial market share, and Tricom, S.A., which provides both wireline and fixed-wireless service.

      Cable. We are the only cable TV operator in our franchise areas. Liberty Media and Adelphia Communications also operate cable television companies in Puerto Rico, but not in our franchise areas. Our cable television company in Puerto Rico competes primarily against the direct broadcast satellite companies, namely DirecTV and EchoStar.

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

      The FCC generally issues CMRS licenses for a term of ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC’s rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, have built a network and have complied with FCC regulations and federal communication statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our cellular licenses have been renewed regularly by the FCC in the past, and we believe that we have used our spectrum for its intended purpose and within applicable legislation and have built an extensive network, there can be no assurance that all of our licenses will be renewed in the future.

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

      In addition to regulation by the FCC, wireless systems are also subject to Federal Aviation Administration, or FAA, regulations regarding the siting and construction of wireless transmitter towers and antennas, as well as local zoning requirements. The FCC also requires that all licensees register and obtain FCC registration numbers for all of their antennas or towers that require prior FAA clearance. All new towers must be registered at the time of construction. Failure to properly register a tower could lead to enforcement action, such as the imposition of a penalty. We believe that we are in compliance with the tower registration requirements.

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

      The overall effect of the amendments made by the 1996 Act on our business continues to be unclear. The FCC has issued numerous rules and regulations to implement the 1996 Act and all significant FCC rulings have been appealed to the courts. Generally speaking, the FCC has prevailed in the courts, but in some cases it has not, and even when it eventually prevails, the ongoing litigation (which has reached the United States Supreme Court in several cases) creates uncertainty for companies such as us trying to comply with the legislation and associated FCC regulations. We have, however, benefited from reduced costs in acquiring required communication services, such as ILEC interconnection, and we have benefited from the right to receive compensation for the termination of traffic as discussed below. However, provisions relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens.

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

      In July 2002, we concluded arbitration of a new interconnection agreement with the PRTC that generally reflects these new FCC rules. See “— Matters Specific to Our Puerto Rico Operations.” We both send traffic to, and receive traffic from, the PRTC, so the FCC’s compensation rules apply to both us and the PRTC. We continue to disagree with the PRTC about whether compensation is due under the FCC rules for certain types of ISP-bound calls and we expect this issue will remain in dispute for the foreseeable future. As a result, it is unclear how and to what extent the implementation of the FCC rules will affect us.

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

      911 Service Requirements. The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911 services, or E911, which is being rolled out in phases. E911 capabilities will enable CMRS systems to determine the location of persons making emergency calls. The FCC’s rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the carrier’s cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number. The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a cell.

      FCC rules generally required that, by October 1, 2001, nationwide CMRS carriers be able to provide location information with a greater degree of accuracy in accordance with standards set by the FCC. For regional CMRS providers such as ourselves, the FCC extended the compliance deadline to March 1, 2003, or to a mutually acceptable date agreed to by the wireless provider and local governmental authorities responsible for 911 services. In some cases, the local governmental authorities in our service areas have not yet asked us to meet these requirements; in other cases, we have negotiated or are in the process of negotiating mutually acceptable compliance dates.

      Electronic Surveillance Standards. The Communications Assistance for Law Enforcement Act requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. The FCC has established varying deadlines for different aspects of this legislation. In August 1999, the FCC added additional surveillance capability requirements, which carriers were required to meet by September 30, 2001. However, on August 15, 2000, a federal circuit court of appeals vacated and remanded some of these requirements. The FCC then reexamined and reissued these requirements, which are commonly referred to as the “punchlist” items, and extended the September 30, 2001 punchlist compliance deadline to June 30, 2002. Due to our network upgrade schedule, we did not meet some of the compliance deadlines. However, we currently have waivers on file with the FCC requesting an extension of the applicable compliance deadlines. Issues relating to when and how carriers may obtain reimbursement from the federal government for equipment upgrades associated with such requirements are still unresolved.

      Universal Service. Our U.S. wireless and Puerto Rico wireless and wireline operations are required to contribute to the federal Universal Service Fund and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2004, we received approximately $14.8 million in payments from the federal Universal Service Fund in connection with our operations in Michigan, Puerto Rico and the non-rural parts of Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. We also have been granted eligible telecommunications carrier (“ETC”) status in Louisiana and the rural parts of Mississippi and expect to begin receiving support for those areas in fiscal 2005. In August 2004, the FCC granted our request to allow us to receive high-cost universal service support as of the date that the telecommunications regulatory bodies in Michigan, Louisiana and Mississippi (non-rural areas only) designated us as an ETC, as opposed to having to wait numerous months after such designation to begin receiving funds. This will allow us to receive additional Universal Service Funds in fiscal 2005.

      We also have an ETC application pending in Indiana. Under the FCC’s current regulations and nationwide benchmark costing model, Puerto Rico was found to be below the national benchmark for receiving high-cost support. As a consequence, the federal funds available to Puerto Rico will be reduced gradually over the next several years. Under the current scheme, support for Puerto Rico would be completely phased out by 2011. However, support is distributed by wire center and, thus, support for lower cost wire centers in Puerto Rico could be phased out prior to 2011. The FCC proceeding to review these issues is currently pending after remand from the courts. Thus, our future ability to receive universal service support is unclear. In addition, the FCC is conducting a review of its Universal Service Fund rules. It is impossible to predict the outcome of this FCC review, which may result in our receiving materially less universal service support than we do today.

      Rate Integration. Rate integration is the averaging of interstate long distance rates throughout a provider’s customer base. The FCC is currently examining the applicability of current rate integration requirements on CMRS offerings, particularly to wide area calling plans. Until this process is concluded, it will be uncertain what obligations, if any, CMRS providers will have in this regard. However, implementation of rate integration requirements could have an effect on our current service offerings and rate plans and hinder our pricing flexibility, making it harder for us to compete in our markets.

      Number Pooling. The telecommunications industry has been faced with an apparent shortage of available telephone numbers, arising from many different factors within the industry. As a consequence, the FCC and state regulators have become concerned with promoting the efficient use of the available numbers. The FCC has imposed what is referred to as “thousand block pooling.” Since November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC. This more restrictive pooling requirement will force carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

      Wireless Number Portability. Wireless number portability allows a CMRS carrier’s customer who moves to another carrier to take along, or “port,” his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. Wireless carriers who provide services in any of 100 markets specifically designated by the FCC have been required to provide for wireless number portability in these markets since November 24, 2003, and in all other markets since May 2004. The implementation of wireless number portability has increased competition and requires equipment and network upgrades. These upgrades have required expenditures of additional capital.

      Hearing Aid Compatibility. In July 2003, the FCC modified its rules that exempt wireless phones from the requirements of the Hearing Aid Compatibility Act and created new rules that impose obligations on wireless carriers and handset manufacturers to make available handsets that meet certain requirements that allow hearing aid users to have access to digital wireless services. The new rules require that within two years handset manufacturers and wireless carriers make available two wireless phone models that have the required air interface standard for radio frequency interference. Within three years, two wireless phone models must be available that meet the T-Coil compatibility standard, and by 2008, all phones must meet the radio frequency interference standard. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers.

      Matters Specific to Our Puerto Rico Operations. Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996, or the Puerto Rico Act, is intended to open the Puerto Rico telecommunications market to competition. Among other things, it established the Telecommunications Regulatory Board of Puerto Rico, or TRB, which was given primary regulatory jurisdiction in Puerto Rico over all telecommuni-

cations services, all service providers, and all persons with a direct or indirect interest in said services or providers.

      Increased competition in Puerto Rico has put pressure on our operation to become more aggressive in pricing plans and product offerings, which in turn has added to our interconnection requirements. In July 2002, we concluded the arbitration of a new interconnection agreement with the PRTC. The agreement was formally affirmed by the TRB in December 2002. The new agreement reflects our view that our local calling areas should determine whether a landline call between us and the PRTC is rated as local or toll for purposes of intercarrier compensation. As our local calling areas are larger, fewer calls will cross local calling area boundaries, thereby lowering our costs by reducing the amount of access charges we might owe to the PRTC. In addition, the agreement affirms our right to use our extensive physical interconnections with the PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us. However, the agreement contains the PRTC-proposed traffic classifications that, the PRTC will argue, relieve it of its obligation to compensate us for some ISP-bound calls, and which may result in an obligation on our part to pay the PRTC relatively high access charges on some calls on which we believe we should pay lower reciprocal compensation rates. We are currently negotiating a new interconnection agreement with PRTC.

      In January 2003, the PRTC filed an appeal of the TRB’s ruling in federal court in Puerto Rico, challenging the TRB’s decision to use our calling areas to classify traffic. In our response, we challenged the TRB’s decision to use the PRTC’s traffic classifications in the way just noted above. The matter is now pending before the court. There can be no assurance that we will prevail on our challenge to the TRB’s decision, nor that the PRTC’s challenge to the TRB’s decision to rely on our calling areas will be rejected.

      In addition, several long distance providers in Puerto Rico requested that we provide equal access for our wireline customers. Equal access would allow customers to reach their long distance providers by dialing one plus the number. We implemented equal access in Puerto Rico during fiscal 2002. The implementation of equal access could have an impact on our long distance business by increasing competition.

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

      As a result of the new interconnection rate structure, the rate for the termination of international inbound calls to the Dominican Republic has increased. This increase required the renegotiation of termination agreements with several international exchange carriers. We have renegotiated these interconnection agreements to reflect the new rate structure. It is difficult to assess at this time the ultimate effect of the increase in these rates; however, the increased rates for the termination of international traffic in the Dominican Republic could have an adverse effect on the volume of traffic terminated by us, which may or may not be offset by the increased revenue.

      On April 11, 2003, we negotiated new interconnection agreements for domestic interconnection with all Dominican carriers, in compliance with the interconnection regulation enacted by Indotel in June 2002. These agreements were approved and ratified by Indotel’s Executive Council. We believe the new interconnection agreements establish a fair and nondiscriminatory set of terms and will lower the average cost of terminating a domestic call within the Dominican Republic.

      The Dominican government made changes to the tax regime governing telecommunications carriers. Effective on January 1, 2003, telecommunication providers adopted the system established by the Dominican Republic’s Tax Code. Since 1995, all telecommunications companies have been operating under the Canon Tax, which imposes a 10% tax on the difference between our revenue and our interconnection costs. Telecommunications providers were relieved of the obligation to pay this tax and now pay 25% of taxable profits with a minimum tax of 1.5% on gross revenue. The Dominican government is currently reviewing the manner in which it taxes telecommunications companies and may impose additional taxes on us.

      We operate in the Dominican Republic under a concession that previously belonged to International Telephone & Telegraph, or ITT, and dates back over 100 years. After several modifications, the Concession’s latest version dates to 1996, when a new twenty-year term was awarded to our subsidiary, Centennial Dominicana. The concession contract also provides that Centennial Dominicana may construct, operate and exploit all types of telecommunications services in the Dominican Republic.

      In January 2004, the Dominican government introduced a 5% tax on all exports of goods and services, which includes the services that we provide to international telecommunications providers. We believe it is unclear whether the services that we provide to international telecommunications providers should be considered taxable as an export under this new law.

U.S. Virgin Islands

      Our FCC license for Puerto Rico covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act, and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state.

Cable Television Regulation

      Our cable television operation in Puerto Rico is subject to both federal and local regulations. We are subject to federal statutory provisions governing cable television contained in the Communications Act of 1934, as amended, and associated FCC regulations. Those regulations cover our obligations with regard to signal carriage requirements, leased access to channels, political advertising, signal leakage and a number of other matters that affect our operations including access to poles, conduits and rights-of-way controlled by municipalities and utilities. Locally, we are regulated by the TRB.

      To provide cable services, an operator must obtain a franchise that gives the operator access to the rights-of-way. A franchise is an agreement whereby the franchising authority (the TRB) allows the cable provider (Centennial) access to the right-of-ways for the installation of its cable network. In exchange, we agree to conditions that vary from franchise to franchise, given that franchise agreements are subject to negotiation. In Puerto Rico, the TRB is responsible for franchising cable television operators. We hold six franchises in Puerto Rico covering the southern and western parts of the island.

      Franchises are effective for a defined term, which vary among franchises. Our six franchises expire between 2006 and 2012. Upon expiration, franchises may be renewed. Franchise renewals are subject to negotiation between the franchising authority and the provider. Whether a renewal is granted depends on various factors including, among other things, our financial standing, the quality of the service provided and whether we complied with our obligations under the franchise agreement. The TRB may also seek to impose additional terms and conditions, such as build-out and upgrade requirements.

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

Employees

      We had approximately 3,622 employees as of May 31, 2004. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

Risk Factors

      Investors in our securities should carefully consider the risks described below and other information included in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these risks, and the trading price of our securities could decline due to any of these risks. Investors in our securities could lose all or part of their investment as a result of any such decline. This report also contains forward-looking statements that involve risks and uncertainties; please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

Risks Relating to Our Business and Our Industry

We operate in a very competitive business environment, which may result in the loss of existing customers and our inability to attract new customers.

      Our principal business, wireless telephone service, is highly competitive. In the United States, we compete against an average of four or five other wireless carriers in the markets we serve. In Puerto Rico, we compete against five other wireless carriers and in the Dominican Republic we compete against three other wireless carriers. Additional competitors may enter any of our markets in the future. Many of our existing competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are and have more extensive coverage areas than we do. Consolidation in the wireless industry may create even stronger competitors. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services we do not offer, including the “push-to-talk” feature, which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenue.

Market prices for wireless services may continue to decline in the future.

      Market prices for wireless voice and data services have declined over the last several years and may continue to decline in the future due to increased competition. We cannot assure you that we will be able to maintain or improve our ARPU. We expect significant competition among wireless providers to continue to drive service and equipment prices lower, which has been intensified by wireless number portability, discussed below, and may lead to increased churn. Additionally, over the last several years, rates for terminating traffic to the Dominican Republic have decreased. A continued decline in market prices could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and results of operations and our ability to service our indebtedness.

Roaming revenue represented 14.7% of our U.S. wireless revenue for fiscal 2004 and has been declining and is likely to continue to decline in the future. Our failure to maintain favorable roaming arrangements could have a material adverse effect on our operating results.

      We earn a portion of our revenue from customers of other wireless communications providers who enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2004, our U.S. wireless operations recorded $54.3 million of roaming revenue, as compared to $77.6 million for fiscal 2003. We expect the trend of decreasing roaming revenues to continue.

      In addition to providing us with significant revenue, our roaming arrangements enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers competitively priced national rate plans. If we are not able to maintain favorable roaming agreements with other wireless carriers, we may no longer be able to offer these national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition.

Our failure to complete the build-out of our GSM/ GPRS network and migrate our customers to this new technology could have a material adverse effect on our U.S. wireless operations.

      We completed the overlay of our network and launched GSM service in our Midwest cluster in November 2003 and have begun the overlay of our network in our Southeast cluster. We expect to launch GSM service in the Southeast cluster by the end of calendar year 2004. We believe that customers are increasingly demanding the most technologically advanced wireless devices. The TDMA supported phones that are held by the vast majority of our existing customers and that we currently offer lack many of the innovative features currently offered by our CDMA and GSM/ GPRS competitors, such as color screens, “push-to-talk” features and cameras. If we fail to complete the overlay of our GSM network in our Southeast cluster on time and on budget and adequately integrate GSM service into our U.S. wireless operations in the near future, we believe our ability to attract and retain subscribers may be adversely affected. We expect that a significant number of our current customers using TDMA handsets will migrate to handsets using GSM technology, which may cause our cost of equipment to increase as a result of increased handset subsidies.

If we are unable to effectively manage subscriber cancellations, our revenue and net growth in subscribers may be adversely affected.

      The wireless industry is extremely competitive. Among other things, the wireless industry is characterized by a high rate of churn. Churn can be the result of several competitive factors, including price, service offerings, network coverage, reliability issues and customer care concerns. Efforts to reduce churn increase costs as we offer incentives to customers to remain users of our wireless services, and efforts to replace lost subscribers increase our customer acquisition costs. As a result, churn may reduce our revenue and increase our costs.

Wireless number portability may increase churn and increase our marketing costs.

      Pursuant to FCC requirements, wireless carriers began providing wireless number portability in 100 designated markets on November 24, 2003, and began to do so in all other markets in May 2004. Wireless number portability allows customers to keep their wireless phone number when switching between service providers. Wireless number portability makes it more convenient for customers to change wireless service providers and therefore could cause churn to increase significantly. Wireless number portability has increased price competition and we expect it to continue to do so. As a result of wireless number portability, we have been, and in the future may continue to be, required to grant promotional credits, subsidize product upgrades, and reduce pricing to match competitors’ initiatives in an effort to retain and attract customers. In addition, the implementation of wireless number portability requires equipment and network upgrades, which may cause service disruptions. These upgrades require expenditures of additional capital. We cannot predict the effect of these anticipated capital expenditures on our operations.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

      The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. In addition, the telecommunications industry in the Dominican Republic is similarly subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on the results of our operations. See “Business — Regulation — U.S. Federal Regulation — Matters Specific to Wireless Carriers.”

      The FCC, which has jurisdiction over our operations in the United States, Puerto Rico and the U.S. Virgin Islands, and state regulatory agencies continue to issue rules implementing the requirements of the Telecommunications Act of 1996, or the 1996 Act. These rules include the obligation of incumbent telephone companies to allow other carriers to connect to their network by reasonable means at rates based on cost. The interpretation and implementation of these and other provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. See “Business — Regulation — U.S. Federal Regulation — Matters Relevant to Both Wireless and Landline Telephone Operations.”

      Centennial Puerto Rico is also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are unreasonably high or otherwise not in the public interest. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business.

      We are subject to siting and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. All telecommunications providers are obligated to contribute to the federal Universal Service Fund in accordance with a formula presently based upon a percentage of interstate and intrastate revenue. The contribution formula may change in ways that would materially adversely affect us. Universal service funds are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

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

      In the United States, cellular, PCS, and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years from 2005 to 2013. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Our cable franchises in Puerto Rico are subject to renewal by the TRB, which imposes similar restrictions. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless number portability may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

Our wireless licenses may decrease in value, reducing the asset base that supports our debt.

      A substantial portion of our assets consists of intangible assets, principally our interests in wireless licenses held by our subsidiaries. If the market value of our wireless licenses decreases significantly, we may realize a material loss upon the sale of any of our licenses, our ability to sell assets to repay debt would be significantly affected and we would recognize an expense, approximately equal to the amount of the decline in value, in our operating income (loss). We recognized expenses of $189.5 million and $34.0 million from loss on impairment of assets in fiscal 2003 and fiscal 2002, respectively. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. The future value of our interests in our wireless licenses will depend significantly upon the success of our business. Moreover, the transfer of interests in these licenses is prohibited without FCC approval. We cannot assure you that we would be able to obtain FCC approval to transfer interests in our licenses if such a transfer became necessary.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

      We face rapid and significant changes in technology. In particular, the wireless telecommunications industry is experiencing significant technological changes, including:

•	evolving industry standards;

•	the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

•	ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

•	changes in end-user requirements and preferences;

•	development of data and broadband capabilities; and

•	migration to next-generation services, which may require the purchase of additional spectrum.

      For us to keep up with these technological changes to remain competitive, we will be required to continue to make significant capital expenditures to build our integrated communication system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, two-way radio dispatch, or “push-to-talk” technology, which allows subscribers to talk to each other instantly with a single push of a button, is becoming increasingly popular as it allows subscribers to save time on dialing or making a connection to a network. The most popular push-to-talk feature is offered by Nextel. However, Verizon Wireless and ALLTEL recently began to offer push-to-talk services as well. Each of these companies compete with us in many of our wireless markets. Other wireless providers are testing systems that would allow them to offer a form of push-to-talk technology to their subscribers. We do not currently offer a push-to-talk service. Calls using this technology tend to be shorter and less expensive than traditional wireless telephone service. As demand for this service continues to grow, and if other wireless providers in our service areas succeed in implementing forms of push-to-talk technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

      We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Like others in the industry, we are uncertain about the extent of customer demand despite improvements in technology as well as the extent to which airtime and monthly access rates may continue to decline. Also, alternative technologies may be developed that provide wireless communications service or alternative service superior to that available from us. Rapid changes in technology in our market may adversely affect our business.

      We currently own 25 MHz of spectrum in the 850 MHz band in our US wireless markets and 30 MHz of spectrum in the 1.9 MHz band in our Caribbean markets. To accommodate next generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. We cannot assure you that we will gain access to this spectrum at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with wireless carriers offering these new technologies.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

      We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks Corporation, Lucent Technologies, Inc. and Ericsson, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis or at all.

If we lose our senior management, our business may be adversely affected.

      The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

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

      Our business may be materially adversely affected by events such as hurricanes, earthquakes, labor strikes, terrorism and other factors that may generally affect the regions in which we operate. For instance, hurricanes and labor strikes significantly slow down the provisioning of services by third parties and needed repair of our network, which could adversely affect our ability to deliver telecommunications and cable services.

      Any change in Puerto Rico’s political status with the United States, or the ongoing debate about such status, could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot assure you that such changes will not materially adversely affect our business and results of operations. In addition, the economy of the

Caribbean area is highly dependent on tourism. If the tourism industry declines, in particular as a result of the threat of terrorism, it could have a material adverse effect on our business.

      The Dominican Republic’s currency is the DR peso. The DR peso experienced approximately 80% devaluation against the U.S. dollar during fiscal 2004. We transact the majority of our business in the Dominican Republic in DR pesos; however, we purchase wireless phones and network infrastructure in U.S. dollars, thereby exposing us to foreign currency exchange risk. Further devaluation of the DR peso could have a material adverse effect on our Dominican Republic operations’ profitability.

Our operations in Puerto Rico may be adversely affected if changes in tax benefits available to businesses in Puerto Rico cause companies to reduce their business activities there.

      The demand for our services in Puerto Rico is significantly affected by the level of business activity on the island. Puerto Rico provides tax incentives for U.S. companies to operate in Puerto Rico and to reinvest the earnings from their Puerto Rico operations in Puerto Rico. As a result of a 1996 amendment to the U.S. Internal Revenue Code, the tax benefits available to corporations doing business in Puerto Rico phase out in annual increments through 2005. Consequently, these corporations may reduce or close their Puerto Rico operations and may reduce or eliminate their reinvestments in Puerto Rico. The changes may also reduce the incentives for new investments in Puerto Rico. As a result, such changes in the tax law could reduce demand for our services.

Our Universal Service Funding may be reduced or eliminated.

      During fiscal 2004, we received approximately $14.8 million in payments from the federal Universal Service Fund in connection with our operations in Michigan, Puerto Rico and the non-rural parts of Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. We also have been granted ETC status in Louisiana and the rural parts of Mississippi and expect to begin receiving support for those areas in fiscal 2005. We also have an ETC application pending in Indiana. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. As such, there can be no assurance that we will continue to receive any Universal Service Funds in the future. Loss of Universal Service Fund revenues could adversely effect our future financial performance.

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

      In addition, the perceived safety risk associated with the use of a wireless device while driving may also adversely affect our results of operations. Studies have indicated that using wireless devices while driving may impair a driver’s attention. The U.S. Congress has proposed legislation that would seek to withhold a portion of federal funds from any state that does not enact legislation prohibiting an individual from using a wireless telephone while driving a motor vehicle. In addition, many state and local legislative bodies have passed and proposed legislation to restrict the use of wireless telephones while driving motor vehicles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, these concerns and this legislation may discourage use of our wireless devices and decrease our revenue from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our anticipated customer growth.

      Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support system to accommodate anticipated new customers and the related increase in usage of our network.

      Our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. In particular, our postpaid subscribers in the Caribbean used an average of 1,208 minutes during the three months ended May 31, 2004, as compared to 1,084 minutes for the same period in 2003. Our postpaid subscribers in the United States used an average of 499 minutes during the three months ended May 31, 2004, as compared to 383 minutes for the same period in 2003. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business.

      The network capacity plan relies on:

•	the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum if required; and

•	the ability to obtain the capital to expand and upgrade our network.

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

      We are a highly leveraged company. At May 31, 2004, we had approximately $1.8 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2004 was $205.2 million. Our capital expenditures were approximately $132.9 million for fiscal 2004 and our interest expense, net, was $163.2 million in fiscal 2004. Our refinancing transactions during fiscal 2004 substantially increased our cash interest expense because the 2013 Senior Notes and 2014 Senior Notes we issued in fiscal 2004 require payment of interest in cash, while our Mezzanine Debt, which we repaid in full in connection with the refinancing transactions, allowed for payment of interest in kind. Our interest expense plus our capital expenditures have exceeded our cash flow from operations during each of our last five fiscal years and during fiscal 2004.

      Our substantial debt service obligations could have important consequences to you, including the following:

•	limiting our ability to borrow money or sell stock to fund our working capital, capital expenditures, debt service requirements or other purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	adversely affecting our vulnerability to compete effectively or operate successfully under adverse economic and industry conditions;

•	limiting our ability to obtain additional financing and our flexibility in planning for, or reacting to, changes in our business or the industry;

•	reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	increasing our vulnerability to interest rate increases as the borrowings under our New Senior Secured Credit facility are at variable interest rates;

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are; and

•	causing a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

      The $600.0 million term loan portion of our New Senior Secured Credit Facility provides for quarterly payments of principal, consisting of an aggregate of $6.0 million in each of fiscal 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal 2010, and the remaining balance of $564.0 million in two equal installments in the final year of the New Senior Secured Credit Facility. The $150.0 million revolving credit facility portion of our New Senior Secured Credit Facility matures in 2010. In addition, our 2008 Senior Subordinated Notes require repayment of $300.0 million of principal in 2008. Our 2013 Senior Notes require repayment of $500.0 million of principal in 2013. Our 2014 Senior Notes require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all. Additionally, the terms of the New Senior Secured Credit Facility provide that, if we are unable to refinance our 2008 Senior Subordinated Notes six months prior to their maturity on December 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations, as a result of increased debt service obligations. The terms of the indentures governing the 2008 Senior Subordinated Notes, the 2013 Senior Notes and the 2014 Senior Notes, as well as the terms of the New Senior Secured Credit Facility, limit, but do not prohibit, the incurrence of additional indebtedness by us and our subsidiaries. As of May 31, 2004, we had approximately $149.7 million available for additional borrowings, as permitted under the New Senior Secured Credit Facility, consisting of the revolving credit facility portion of the New Senior Secured Credit Facility. Additionally, in certain circumstances, the terms of the New Senior Secured Credit Facility provide that available borrowings may be increased by up to $250.0 million through one or more additional term loan or revolving credit facilities. The more leveraged we become, the more we, and in turn the holders of our indebtedness, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service obligations and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

      Our New Senior Secured Credit Facility requires us to maintain certain financial ratios, and the New Senior Secured Credit Facility and the indentures governing the 2008 Senior Subordinated Notes, the 2013 Senior Notes and our 2014 Senior Notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:

•	incur additional debt;

•	incur additional debt that ranks senior to, or equally with, the 2013 or 2014 Senior Notes, or the New Senior Secured Credit Facility;

•	create liens or negative pledges with respect to our assets;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments, loans or advances or other forms of payments;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	prepay or defease specified indebtedness, including the 2013 or 2014 Senior Notes;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.

      Any failure to comply with the restrictions of the New Senior Secured Credit Facility or our indentures or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

If we fail to meet our payment or other obligations under the New Senior Secured Credit Facility, the lenders could foreclose on and acquire control of substantially all of our assets.

      In connection with the incurrence of the indebtedness under the New Senior Secured Credit Facility, the lenders received a pledge of all of the capital stock of Centennial Cellular, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, including Centennial Puerto Rico, and that of its existing and future direct and indirect subsidiaries (but not to exceed 66 2/3% of the voting stock of certain foreign subsidiaries). Additionally, the lenders under our New Senior Secured Credit Facility generally have a lien on all of the assets of Centennial Cellular and these subsidiaries, including Centennial Puerto Rico. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the New Senior Secured Credit Facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the New Senior Secured Credit Facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness, including the senior notes. As a result, the holders of the senior notes may lose a portion of, or the entire value of, their investment in our senior notes.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

      We have not paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our New Senior Secured Credit Facility and our indentures governing our 2013 Senior Notes, our 2014 Senior Notes, and our 2008 Senior Subordinated Notes restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, make debt service payments, and provide for other corporate needs. No dividends can be paid on our common stock without the approval of our controlling stockholders. Accordingly, we do not expect that investors in our common stock will receive a return on their investment in our common stock through the payment of dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value, and investors in our common stock may not realize a return on their investment even if they sell their shares of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Future sales of our common stock may depress the market price of our common stock.

      If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. We have entered into a registration rights agreement with the Welsh Carson investors, The Blackstone Group investors and certain other stockholders. Currently, these stockholders collectively have approximately 17 million shares registered for resale under an existing shelf registration statement. The registration rights agreement provides, among other things, that holders of a majority of the outstanding shares of common stock held by either of the Welsh Carson investors or The Blackstone Group investors may request that we register all or any portion of the shares they then hold. If the Welsh Carson investors or The Blackstone Group investors exercise their registration rights under this agreement to sell substantial amounts of our common stock in the public market, or if it is perceived that such exercise and sale could occur, the market price of our common stock could fall.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2004, the market price of our common stock ranged from $2.34 to $7.80 per share. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the price, which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the price at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

A group of affiliated stockholders controls the voting power and our Board of Directors and may have interests adverse to the interests of the holders of our common stock.

      Welsh Carson, certain of its affiliates and affiliates of The Blackstone Group collectively hold approximately 79% of our outstanding shares of common stock. Accordingly, these equity investors, directly or indirectly, control our company and have the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of all or substantially all of our assets. These equity investors may make decisions that are adverse to your interests.

      The Nasdaq Stock Market, Inc. has established new rules with respect to certain corporate governance matters, including requirements for a board consisting of a majority of independent directors, executive sessions of independent directors and independent audit, compensation and nominating committees, among others. Any company of which more than 50% of the voting power is held by an individual, group or another company, or a “controlled company,” is exempt from certain of these requirements. The Welsh Carson investors currently own more than a majority of our outstanding common stock, and therefore we qualify under the “controlled company” exemption and many of the new corporate governance rules do not apply to us.

Provisions of our amended and restated certificate of incorporation and Delaware law may make it more difficult for investors in our common stock to receive a change in control premium on our common stock.

      Our board of directors’ ability to designate and issue up to 10,000,000 shares of preferred stock and issue approximately 240,000,000 additional shares of common stock could materially and adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of our company. If this occurred, investors in our common stock could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

      In addition, the Delaware General Corporation Law contains provisions that would have the effect of restricting, delaying or preventing altogether certain business combinations with an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, becomes the owner, or within three years became the owner, of 15% or more of a corporation’s voting stock. These provisions could also limit an investor’s ability to receive a premium in a change of control transaction.

Item 2.	Properties

      Our corporate headquarters is located at 3349 Route 138, Wall, New Jersey 07719, where we lease approximately 31,000 square feet of office space. In addition, our U.S. wireless headquarters is based in Ft. Wayne, Indiana, where we lease approximately 15,000 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease an office building with approximately 95,000 square feet of office space. Our Dominican Republic operations are moving to a new headquarters in Santo Domingo. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings

      We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003, in state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by us could be significant, although we do not believe any damage payments would have a material adverse effect on our results of operations.

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against us in the United States District Court for the District of Puerto Rico. The complaint alleges that we breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30.0 million. The complaint seeks specific performance of the letter of intent or not less than $15.0 million in damages. We do not believe any damage payments would have a material adverse effect on our results of operations.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our business or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2004.

Directors and Executive Officers of Centennial

      Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has nine directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.

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

Name	Age	Position

Michael J. Small	46	Chief Executive Officer and Director
Thomas J. Fitzpatrick	46	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	51	President, U.S. Wireless Operations
John A. de Armas	47	President, Caribbean Operations
Thomas R. Cogar, Jr.	47	Executive Vice President, Chief Technology Officer — Caribbean Operations
Thomas E. Bucks	48	Senior Vice President, Controller
Tony L. Wolk	37	Senior Vice President, General Counsel
Thomas E. McInerney	62	Chairman, Board of Directors
Anthony J. de Nicola	40	Director
James R. Matthews	37	Director
Robert D. Reid	31	Director
David M. Tolley	37	Director
J. Stephen Vanderwoude	60	Director
Ellen C. Wolf*	50	Director
James P. Pellow	42	Director

      *Ms. Wolf has informed us that she intends to resign from our board of directors effective on or about September 7, 2004. We expect that Raymond Ranelli will replace Ms. Wolf on the board, effective on or about September 7, 2004.

      Michael J. Small has served as Chief Executive Officer and a director of Centennial since January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360°Communications Company (now a subsidiary of ALLTEL Corporation) from 1995 to 1998. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.

      Thomas J. Fitzpatrick has served as Executive Vice President, Chief Financial Officer of Centennial since August 2002. Prior to joining Centennial, from October 2001 to August 2002, Mr. Fitzpatrick was Senior Vice President and Chief Financial Officer of ICG Commerce, a privately held Internet procurement services provider. From 2000 until 2001, he was Chief Financial Officer of Digital Access Inc., a broadband services provider. From 1999 to 2000, Mr. Fitzpatrick was Chief Financial Officer of Inacom Corporation, a publicly-traded computer hardware distributor and information technology service provider. From 1996 to 1999, Mr. Fitzpatrick was Chief Operating Officer and Chief Financial Officer at DecisionOne Corporation, a

large publicly traded computer services firm. Prior to 1996, Mr. Fitzpatrick was a Vice President for Bell Atlantic Corporation (now part of Verizon).

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

      Thomas R. Cogar, Jr. has been Executive Vice President, Chief Technology Officer — Caribbean Operations of Centennial since April 2002. Prior to that, he served as Senior Vice President, Chief Technology Officer — U.S. Wireless Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc., a cellular telephone company, in various technical capacities.

      Thomas E. Bucks has served as Senior Vice President, Controller of Centennial since March 1995. Prior to joining Centennial, Mr. Bucks was employed by Southwestern Bell Corporation in various financial capacities, most recently as District Manager — Financial Analysis and Planning.

      Tony L. Wolk has served as Senior Vice President, General Counsel of Centennial since September 1999. Prior to joining Centennial, Mr. Wolk was an attorney in private practice with the law firms of Gibson, Dunn & Crutcher LLP and Weil, Gotshal & Manges. Mr. Wolk earned his law degree from New York University.

      Thomas E. McInerney has served as a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of the BISYS Group, Inc., ITC DeltaCom Inc., Savvis Communications Corporation, along with Mr. Pellow, and several private companies. Mr. McInerney is also a member of the Board of Trustees of St. John’s University.

      Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of Valor Telecommunications, LLC, Dex Media, Inc., ITC DeltaCom Inc. and several private companies.

      James R. Matthews has served as a director of Centennial since July 2001. He joined Welsh Carson in 2000 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he was a General Partner at J.H. Whitney & Co., a private equity firm where he worked for six years. He is a director of several private companies.

      Robert D. Reid has served as a director of Centennial since February 2004. He also served as a director of Centennial from March 2001 to July 2001. He is a Principal of The Blackstone Group, L.P. and has been with The Blackstone Group since 1998.

      David M. Tolley has been a director of Centennial since July 2001. He is a Principal of The Blackstone Group L.P. and has been with The Blackstone Group since May 2000. From 1995 to 2000, he was with Morgan Stanley, most recently as Vice President, where he worked with a variety of clients in the telecommunications industry.

      J. Stephen Vanderwoude has been a director of Centennial since October 1999. Since 1996, he has been Chairman and Chief Executive Officer of Madison River Telephone Company LLC, a company that acquires and operates rural telephone companies. Previously he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He formerly was President and Chief Operating Officer and a director of Centel Corporation, and president of the local telecommunications division of Sprint Corporation.

      Ellen C. Wolf has been a director of Centennial since January 2003. Ms. Wolf has been Chief Financial Officer of USEC, Inc., a global energy company, since December 2003. Prior to that, Ms. Wolf was Chief Financial Officer of American Water, Inc. since 1999. Prior to joining American Water, Ms. Wolf spent twelve years with Bell Atlantic, most recently as the Vice President-Treasurer of Bell Atlantic Corporation and eight years with the accounting firm of Deloitte Haskins & Sells.

      James P. Pellow has been a director of Centennial since September 2003. Mr. Pellow has served as the Executive Vice President and Chief Operating Officer of St. John’s University since 1999. Mr. Pellow has served at St. John’s University in various capacities since 1991. Prior to 1991, Mr. Pellow worked at the accounting firm of Coopers & Lybrand and at Chapdelaine & Co., a New York City municipal bond brokerage firm. He, along with Mr. McInerney, is also a director of Savvis Communications Corporation.

      Raymond Ranelli is expected to become a director on or about September 7, 2004. Mr. Ranelli was formerly the Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, the District of Columbia and Maryland until his retirement in 2003. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financial Advisory Services of PricewaterhouseCoopers, a $1.3 billion business operating in 20 countries with over 7,000 employees, and he became a member of the Global Leadership Team. In 1994, he was named Vice Chairman of FAS operations for PricewaterhouseCoopers in the United States and in 1995, he was appointed to PricewaterhouseCoopers’ Management Committee. He began his career at PricewaterhouseCoopers in 1978 and was made a partner in 1981. Mr. Ranelli is also a director of ManTech International Inc., Ameripath Inc. and United Components.

Audit Committee

      The current members of our Audit Committee are James P. Pellow (chairman), J. Stephen Vanderwoude and Ellen C. Wolf. We expect that Raymond Ranelli will replace Ms. Wolf on the Audit Committee, effective on or about September 7, 2004.

Compensation Committee

      The current members of the compensation committee are Thomas E. McInerney, Anthony J. de Nicola and David M. Tolley.

Code of Conduct

      We have adopted a written code of conduct applicable to directors, officers and employees. Our code of conduct is available on the Investor Relations section of our website www.centennialwireless.com. If we make any substantive changes to our code of conduct, or grant any waiver from a provision of the code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose such events on our website.

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

Year Ended May 31, 2003	High	Low

First Quarter	$3.95	$1.65
Second Quarter	3.60	2.10
Third Quarter	3.42	1.72
Fourth Quarter	2.33	1.50

Year Ended May 31, 2004	High	Low

First Quarter	$6.80	$2.34
Second Quarter	6.65	4.45
Third Quarter	7.80	4.71
Fourth Quarter	7.56	4.94

Year Ended May 31, 2005	High	Low

First Quarter (through August 16, 2004)	$7.25	$5.06

      As of August 16, 2004 there were 103,282,766 shares issued and 103,212,263 shares outstanding and 121 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividend Policy

      We have not paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our New Senior Secured Credit Facility and the indentures governing our 2013 and 2014 Senior Notes and our 2008 Senior Subordinated Notes restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, to service our debt, and for general corporate purposes. No dividends can be paid on our common stock without the approval of our controlling stockholders. Because Centennial Communications Corp. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2004 and the selected balance sheet data as of May 31, 2004 and 2003 have been derived from our Consolidated Financial Statements included elsewhere herein.

      The selected consolidated financial data as of May 31, 2002, 2001 and 2000 and for the years ended May 31, 2001 and 2000 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the Securities and Exchange Commission, and restated for the matters discussed in Note 16 to the Consolidated Financial Statements.

      The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere herein.

      See Note 3 of the Consolidated Financial Statements contained in this report regarding acquisitions and dispositions and the effect of such acquisitions and dispositions on the comparability of our historical Consolidated Financial Statements.

	Fiscal Year Ended May 31,

	2004	2003		2002		2001		2000

		(Restated)(1)		(Restated)(1)		(Restated)(1)		(Restated)(1)

	(dollar amounts in thousands
	except per share and per customer data)
Consolidated Statement of Operations Data(2)
Revenue:
Service revenue	$797,863	$721,974		$695,476		$608,730		$527,297
Equipment sales	30,978	27,462		23,101		27,278		21,478

Total revenue	828,841	749,436		718,577		636,008		548,775

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	164,589	157,840		171,441		123,327		105,426
Cost of equipment sold	86,071	70,876		56,760		49,216		33,847
Sales and marketing	92,241	93,013		105,367		93,594		77,085
General and administrative	156,937	134,722		136,124		114,021		93,704
Recapitalization costs	—	—		—		68		578
Depreciation and amortization	140,991	139,065		157,403		115,685		82,601
Loss on impairment of assets	—	189,492	(10)	33,985	(11)	—		—
Loss (gain) on disposition of assets	1,500	(1,451)		621		(369,277	)(12)	72

Total costs and expenses	642,329	783,557		661,701		126,634		393,313

Operating income (loss)	186,512	(34,121)		56,876		509,374		155,462
Income from equity investments(3)	143	192		564		8,033		16,500
Interest expense — net	(163,228)	(146,087)		(150,734)		(156,097)		(147,809)
Loss on extinguishment of debt	(39,176)	—		—		—		—
Other non-operating income (loss)	36	(1,045)		96		68		—

(Loss) income before income tax (expense) benefit, minority interest and cumulative effect of change in accounting principle	(15,713)	(181,061)		(93,198)		361,378		24,153

	Fiscal Year Ended May 31,

	2004	2003	2002	2001	2000

		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

	(dollar amounts in thousands
	except per share and per customer data)
Income tax (expense) benefit	(6,452)	69,904	12,780	(185,721)	(6,344)

(Loss) income before minority interest and cumulative effect of change in accounting principle	(22,165)	(111,157)	(80,418)	175,657	17,809
Minority interest in (income) loss of subsidiaries(4)	(627)	(489)	780	11,161	76

(Loss) income before cumulative effect of change in accounting principle	(22,792)	(111,646)	(79,638)	186,818	17,885
Cumulative effect of change in accounting principle, net of income taxes of ($2,271)	—	—	—	(3,719)	—

Net (loss) income	(22,792)	(111,646)	(79,638)	183,099	17,885

Other Consolidated Data (2)
Net cash provided by (used in) operating activities	$205,160	$192,459	$114,244	$(23,334)	$58,650
Net cash used in investing activities	$(130,474)	$(107,948)	$(224,605)	$(69,749)	$(191,798)
Net cash (used in) provided by financing activities	$(35,130)	$(45,834)	$120,887	$103,549	$94,886
Capital expenditures	$132,930	$133,109	$214,442	$222,904	$148,552
Total debt less cash and cash equivalents(6)	$1,655,762	$1,691,579	$1,774,646	$1,668,096	$1,571,066
(Loss) Earnings Per Share Data(2)
Basic (loss) earnings per share	$(0.23)	$(1.17)	$(0.84)	$1.93	$0.19
Basic weighted-average shares outstanding	99,937	95,577	95,221	94,639	93,994
Diluted (loss) earnings per share	$(0.23)	$(1.17)	$(0.84)	$1.89	$0.18
Diluted weighted-average shares outstanding	99,937	95,577	95,221	96,795	97,353
Segment Data
U.S. Wireless(2)
Revenue	$370,200	$355,629	$350,724	$363,750	$349,330
Adjusted operating income(5)	$149,488	$161,122	$147,667	$152,401	$152,917
Subscribers(6)	555,000	538,500	538,500	500,100	445,300
Postpaid churn(7)	1.9%	2.0%	2.2%	2.2%	2.0%
Penetration(8)	9.1%	8.8%	8.8%	8.4%	7.2%
Monthly revenue per average wireless customer(9)	$56	$55	$56	$64	$77
Roaming revenue	$54,303	$77,632	$92,584	$110,591	$115,994
Capital expenditures	$46,882	$44,211	$30,664	$43,444	$44,972
Caribbean Operations(2)
Wireless revenue	$306,212	$262,052	$236,339	$193,004	$162,011
Broadband revenue	$164,735	$141,757	$139,144	$86,017	$45,069
Wireless adjusted operating income(5)	$121,627	$96,514	$78,706	$78,529	$75,642

	Fiscal Year Ended May 31,

	2004	2003		2002	2001	2000

		(Restated)(1)		(Restated)(1)	(Restated)(1)	(Restated)(1)

	(dollar amounts in thousands
	except per share and per customer data)
Broadband adjusted operating income(5)	$59,401	$39,442		$22,512	$24,920	$10,154
Wireless subscribers(6)	496,200	398,600	(13)	366,500	263,000	181,500
Postpaid churn(7)	2.4%	2.7%		2.6%	2.8%	4.5%
Penetration(8)	3.8%	3.1%		2.4%	2.1%	4.6%
Monthly revenue per average wireless customer(9)	$57	$58		$62	$74	$86
Cable TV subscribers(6)	73,400	78,200		91,600	93,500	—
Fiber route miles(6)	1,732	1,516		1,407	1,137	482
Capital expenditures	$86,048	$88,898		$183,778	$179,460	$103,580
Balance Sheet Data(2)
Total assets	$1,539,647	$1,456,493		$1,613,020	$1,597,304	$1,180,963
Long-term debt	$1,762,016	$1,674,812		$1,742,722	$1,661,494	$1,565,532
Stockholders’ deficit	$(548,641)	$(567,343)		$(459,420)	$(377,376)	$(563,958)

(1)	See Note 16 to the Consolidated Financial Statements.

(2)	All financial and operational data includes the historical results of our U.S. wireless Southwest cluster (disposed November 2000), Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(3)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(4)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(5)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(6)	As of period-end.

(7)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(8)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(9)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

(10)	Fiscal 2003 net loss includes a non-cash charge of $189,492 related to a write-down of the intangible assets associated with our Puerto Rico Cable Television business and to reduce the carrying value of certain of our undersea cable assets.

(11)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Jamaica wireless operation, Centennial Digital Jamaica, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cables.

(12)	Fiscal 2001 net income includes a $369,181 gain relating to the disposition of certain equity investments and our U.S. wireless Southwest cluster.

(13)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the divestiture of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Years Financial Statements

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for us for our fiscal year ending May 31, 2005, and recent guidance surrounding such legislation, we are restating our financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 for the items discussed in Note 16 to the Consolidated Financial Statements. Such restatement primarily relates to adjustments that were identified in the ordinary course of prior audits of our financial statements, but not recorded at the time due to their immateriality. The effects of the restatements have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Company Overview

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

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 — Selected Consolidated Financial Data” and our Consolidated Financial Statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

     Management’s Summary

      Our vision is to be the premier regional provider of telecommunications services by tailoring the ultimate customer experience in the markets we serve.

      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 6.1 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas that generally have lower penetration levels than major metropolitan areas.

      In the Caribbean region, we offer wireless, wireline and cable television services in Puerto Rico, wireless and wireline services in the Dominican Republic and wireless services in the U.S. Virgin Islands. We derived approximately 89% of our revenue from our Caribbean operations for fiscal 2004 from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission, or FCC, regulated commonwealth of the United States.

      The business strategy we use to deliver the ultimate customer experience entails focusing on discreet geographies and customizing our sales, marketing and customer support functions to the unique requirements of these markets. Over 75% of our wireless sales in the United States and Caribbean and substantially all of our broadband and cable television sales are made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience which our research tells us is unique and valued by the customers in our various markets. Further, by way of the tailored customer experience and rate plans that are similarly customized, we target high quality (high usage/high ARPU) postpaid wireless customers.

      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. In fiscal 2004 we spent $46.8 million on capital expenditures in our U.S. wireless operations. Much of this investment was to upgrade our network to GSM technology in our Midwest cluster and to build the foundation for a similar upgrade in our Southeast cluster in fiscal 2005. We spent $62.9 million and $23.2 million on capital expenditures in our Caribbean wireless and broadband operations in fiscal 2004. This investment included a significant increase to our cell site network in Puerto Rico, which will ensure enhanced coverage to our customers. In the Dominican Republic we completely overhauled our network with the latest generation CDMA technology, which we expect will generate similar enhancements to customer service.

      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net gain (loss) — wireless subscribers

•	Revenue per average wireless customer (including roaming revenue), or ARPU

•	Roaming revenue

•	Penetration — total wireless

•	Postpaid churn — wireless

•	Prepaid churn — Caribbean wireless

•	Average monthly minutes of use per wireless customer

•	Cable television subscribers

•	Fiber route miles — Caribbean broadband

•	Switched access lines — Caribbean broadband

•	Dedicated access line equivalents — Caribbean broadband

•	On net buildings — Caribbean broadband

•	Capital expenditures

      Gross postpaid and prepaid wireless additions represent the number of new subscribers we are able to add during the year. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth. We focus on postpaid customers.

      Net gain (loss) — wireless subscribers represents the number of subscribers we were able to add to our service during the year after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

      Revenue per average wireless customer (“ARPU”) represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and cost-effective. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund (“USF”) support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting and call forwarding.

      Roaming revenues represent the amount of revenue we receive from other wireless carriers for providing service to their subscribers who “roam” into our markets and use our systems to carry their calls. The per minute rate paid by a roamer is established by an agreement between the roamer’s wireless provider and us. The amount of roaming revenue we generate is often dependent upon usage patterns of our roaming partners’ subscribers and the rate plan mix and technology mix of our roaming partners. We closely monitor trends in roaming revenues because usage patterns by our roaming partners’ subscribers can be difficult to predict.

      Penetration — total wireless represents a percentage, which is calculated by dividing the number of our subscribers by the total population of potential subscribers available in the markets that we serve.

      Postpaid and prepaid churn represent the number of subscribers that disconnect or are terminated from our service or where there is a lack of usage by prepaid customers for a prescribed period of time. Churn is calculated by dividing the aggregate number of wireless subscribers who cancel service during each month in a period by the total number of wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing cost needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

      Average monthly minutes of use per wireless customer represents the average number of minutes (“MOU’s”) used by our customers during a period. We monitor growth in MOU’s to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

      Cable television subscribers represent the number of customers we have in our Puerto Rico cable operations. We monitor trends in the number of cable subscribers to determine the competitiveness of our offering in this market.

      Fiber route miles are the number of miles of fiber cable that we have laid. Fiber is installed to connect our equipment to our customer premises equipment. As a facilities based carrier, the number of fiber route miles is an indicator of the strength of our network, our coverage and our potential market.

      Switched access lines represent the amount of lines connected to our switching center and serving customers for incoming and outgoing calls. Growing our switched access lines is a fundamental element of our strategy. We monitor the trends in our switched access line growth against forecast to be able to anticipate future operating performance. In addition, this measurement allows us to compute our current market penetration in the market we serve.

      Dedicated access line equivalents represents the amount of Voice Grade Equivalent (VGE) lines used to connect two ends points. We monitor the trends in our dedicated service using VGE against forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.

      On-net buildings is a location where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities based CLEC, it is a critical performance measurement of our growth and a clear indication of our increased footprint.

      Capital expenditures represent the amount spent on upgrades, additions and improvements to our telecommunications network and back office infrastructure. We monitor our capital expenditures as part of our overall financing plan for the company and to ensure that we receive an appropriate rate of return on our capital investments. This statistic is also used to ensure that capital investments are in line with network usage trends and consistent with our objective of offering a high quality network to our customers.

Critical Accounting Policies

      The preparation of our Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

      There are certain critical estimates that we believe require significant judgment in the preparation of our Consolidated Financial Statements. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	changes in the estimate or different estimates that we could have selected may have had a material effect on our financial condition or results of operations.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses, which result from our customers not making required payments. We base our allowance on the likelihood of recoverability of our subscriber accounts receivable based on past experience and by reviewing current collection trends. A worsening of economic or industry trends beyond our estimates could result in an increase of our allowance for doubtful accounts by recording additional expense.

Property, Plant and Equipment — Valuation of Long-Lived Assets

      The wireless communications industry is capital intensive. Depreciation of property, plant and equipment constitutes a substantial operating cost for us. The cost of our property, plant and equipment, principally wireless communications equipment, is charged to depreciation expense over estimated useful lives. We depreciate our wireless communications equipment using the straight-line method over its estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage values to determine adjustments to the estimated remaining useful lives and depreciation rates. Actual economic lives may differ from our estimated useful lives as a result of changes in technology, market conditions and other factors. Such changes could result in a change in our depreciable lives and therefore our depreciation expense in future periods.

Valuation of Long-Lived Assets

      Long-lived assets such as property, plant and equipment, and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our estimation of fair value, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses with the carrying value of the long-lived assets. Considerable management judgment is required to estimate the fair value of and impairment, if any, of our assets. These estimates are very subjective in nature; we believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Estimates related to recoverability of assets are critical accounting policies as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to our consolidated financial position as well as our consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets

      We review goodwill, wireless licenses and cable franchise costs for impairment based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information(SFAS 131). In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill, wireless licenses or cable franchise costs impairment charge.

      For the 2004 goodwill impairment test performed as of January 31, 2004 the fair values of our reporting units were in excess of their carrying value.

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

Results of Operations

      We had approximately 1,051,200 wireless subscribers at May 31, 2004, as compared to approximately 937,100 at May 31, 2003, an increase of 12%. The net loss for the fiscal year ended May 31, 2004 was $22.8 million, as compared to a net loss of $111.6 million for the fiscal year ended May 31, 2003. Included in the net loss for the fiscal year ended May 31, 2003 were pre-tax impairment losses of $189.5 million for the write-down of the cable franchise cost asset in our Caribbean operations ($165.2 million) and certain undersea cable assets ($24.3 million). Basic and diluted loss per share for the fiscal year ended May 31, 2004 was $0.23 as compared to basic and diluted loss per share of $1.17 for the fiscal year ended May 31, 2003.

      We performed our annual goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2004. Based on the analysis performed in accordance with SFAS 142, we recorded no impairment charge during fiscal 2004.

      In accordance with SFAS 144, during the fiscal year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband businesses because we determined at the time that certain undersea cable assets were to be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets for the fiscal year ended May 31, 2003, in accordance with SFAS 144. There have been no triggering events as defined under the guidance of SFAS 144 that would have required us to perform an impairment evaluation of our long-lived assets during the fiscal year ended May 31, 2004.

      During the fiscal years ended May 31, 2004 and 2003, we sold 14 and 144 telecommunications towers, respectively, to AAT Communications Corp., or AAT, for approximately $2.6 million and $24.0 million, respectively. Under the terms of the agreement, we are leasing back space on such telecommunications towers from AAT. As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we have accounted for the sale and lease-back of certain towers as a finance obligation in our consolidated balance sheet. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2004	2003	$ Change	% Change

	(As restated)
	(in thousands, except per share data)
Revenue	$828,841	$749,436	$79,405	11%
Costs and expenses	642,329	783,557	(141,228)	(18)

Operating income (loss)	186,512	(34,121)	220,633	N/A
Net loss	(22,792)	(111,646)	88,854	80
Net loss per share:
Basic and diluted	(0.23)	(1.17)	0.94	80

      Operating income increased in 2004 over 2003 by $220.6 million. This growth was due primarily to (i) 2003 write-downs in our Caribbean operations of $189.5 million, (ii) growth in our Caribbean wireless business of $28.7 million due primarily to subscriber additions and (iii) growth in our Caribbean broadband business of $15.2 million due to increases in switched access lines and voice grade equivalents, offset by a reduction in our U.S. wireless business of $12.8 million due primarily to decreased roaming revenue.

U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2004	2003	$ Change	% Change

		(As restated)
		(in thousands)
Revenue:
Service revenue	$295,474	$261,557	$33,917	13%
Roaming revenue	54,303	77,632	(23,329)	(30)
Equipment sales	20,423	16,440	3,983	24

Total revenue	370,200	355,629	14,571	4

Costs and expenses:
Cost of services	67,706	63,609	4,097	6
Cost of equipment sold	44,662	36,059	8,603	24
Sales and marketing	45,639	44,966	673	1
General and administrative	62,705	49,873	12,832	26

Total costs and expenses	220,712	194,507	26,205	13

Adjusted operating income(1)	$149,488	$161,122	$(11,634)	(7)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. U.S. wireless service revenue increased for the fiscal year ended May 31, 2004, as compared to the same period last year. The increase was primarily due to growth in revenue from new subscribers of $6.9 million and an increase in service revenue per subscriber of $27.0 million as compared to the same period last year.

      Roaming revenue decreased for the fiscal year ended May 31, 2004, as compared to the same period last year. The decrease was primarily the result of a lower average roaming rate per minute in fiscal 2004 than in fiscal 2003. This roaming rate variance resulted in a decrease in total roaming revenue of $29.5 million and was partially offset by higher revenue of $6.2 million associated with a higher number of roaming minutes of use. We expect the trend of decreasing roaming revenues to continue.

      Our U.S. wireless operations had approximately 555,000 and 538,500 subscribers as of May 31, 2004 and 2003, respectively. Postpaid subscribers account for 96% of total U.S. wireless subscribers as of May 31, 2004. During the twelve months ended May 31, 2004, increases from new activations of 169,100 were offset by subscriber cancellations of 152,600. The monthly postpaid churn rate was 1.9% for the fiscal year ended May 31, 2004, as compared to 2.0% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      Equipment sales increased during the fiscal year ended May 31, 2004, as compared to the same period last year due primarily to increased activations and higher end phones being sold in the current year compared to the prior year.

      U.S. wireless ARPU was $56 for the fiscal year ended May 31, 2004, as compared to $55 for the same period a year ago. Average minutes of use per subscriber were 445 minutes per month for the fiscal year ended May 31, 2004, as compared to 328 minutes for the same period last year. U.S. Wireless ARPU increased as a result of new subscribers generally paying more for services than subscribers that were terminated.

      Costs and expenses. Cost of services increased for the fiscal year ended May 31, 2004, as compared to the fiscal year ended May 31, 2003, primarily due to the variable costs associated with a larger subscription base and associated revenue, higher usage and related infrastructure. The main components of the increase were telephone service cost, mobile long distance and tower site rent. These were partially offset by a decrease in incollect cost, which was driven primarily by lower incollect roaming rates. We have long-term roaming agreements with AT&T Wireless and Cingular Wireless. As part of these roaming agreements, we significantly reduced the rates we pay when our customers roam on their networks.

      Cost of equipment sold increased for the fiscal year ended May 31, 2004, as compared to the same period last year, due primarily to an increase in phones used for customer retention and to the use of higher priced phones to attract new customers as compared to last year.

      General and administrative expenses increased during the fiscal year ended May 31, 2004, as compared to the fiscal year ended May 31, 2003, primarily due to increases in compensation costs associated with the expanding subscriber base, costs related to preparation for the audit of internal control required by the Sarbanes-Oxley Act, increased contract labor costs due primarily to use of an outside firm to handle after hours customer care efforts and increased subscriber billing expenses due to increased subscribers.

      Adjusted operating income for the U.S. wireless operations decreased for the fiscal year ended May 31, 2004, as compared to the same period in fiscal 2003 primarily due to the reduction in roaming revenue.

Caribbean Wireless Operations

	Fiscal Year Ended
	May 31,

	2004	2003	$ Change	% Change

	(As restated)
	(in thousands)
Revenue:
Service revenue	$292,995	$248,441	$44,554	18%
Roaming revenue	2,889	3,001	(112)	(4)
Equipment sales	10,328	10,610	(282)	(3)

Total revenue	306,212	262,052	44,160	17

Costs and expenses:
Cost of services	43,887	43,304	583	1
Cost of equipment sold	40,841	34,145	6,696	20
Sales and marketing	37,178	38,586	(1,408)	(4)
General and administrative	62,679	49,503	13,176	27

Total costs and expenses	184,585	165,538	19,047	12

Adjusted operating income(1)	$121,627	$96,514	$25,113	26

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased for the fiscal year ended May 31, 2004, as compared to the same period of the previous year. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $48.0 million for the fiscal year ended May 31, 2004, partially offset by a decrease in service revenue per subscriber of $3.4 million. The growth in service revenue was less than the growth in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic which have a lower ARPU.

      Our Caribbean wireless operations had approximately 496,200 subscribers at May 31, 2004, an increase of 24% from approximately 398,600 subscribers at May 31, 2003. During the twelve months ended May 31, 2004, increases from new activations of 272,100 were offset by subscriber cancellations of 174,500. The cancellations experienced by our Caribbean wireless operations were primarily the result of competitive factors, non-payment and the lack of usage by our prepaid customers.

      The monthly postpaid churn rate was 2.4% for the fiscal year ended May 31, 2004, as compared to 2.7% for the same period last year. Our postpaid subscribers represented approximately 73% of our total Caribbean wireless subscribers at May 31, 2004, down from approximately 75% at May 31, 2003. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which have a higher percentage of prepaid customers.

      Caribbean wireless ARPU was $57 for the fiscal year ended May 31, 2004, as compared to $58 for the fiscal year ended May 31, 2003. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers which generally have a lower ARPU than postpaid subscribers. Our subscribers used an average of 907 minutes of airtime per month during the fiscal year ended May 31, 2004, compared to 728 minutes per month during fiscal 2003. Our postpaid subscribers used an average of 1,174 minutes of airtime per month during the fiscal year ended May 31, 2004, as compared to 981 minutes of use per month during fiscal 2003.

      Costs and expenses. Cost of equipment sold increased during the fiscal year ended May 31, 2004, as compared to the same period last year. The increase was primarily due to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year, as well as to an increase in the number of phones used for upgrades and retention. An increase in the percentage of phones sold increases our costs and expenses because the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is leased by a customer is charged to depreciation expense over the life of the phone.

      General and administrative expenses increased during the fiscal year ended May 31, 2004, as compared to the same period in fiscal 2003 primarily due to increases in compensation costs associated with the expanding subscriber base, increases in office rent, costs related to preparation for the audit of internal control required by the Sarbanes-Oxley Act and increases in subscriber billing expenses due to increased subscribers.

      Adjusted operating income for the Caribbean wireless operations increased for the fiscal year ended May 31, 2004, as compared to the fiscal year ended May 31, 2003, primarily due to a 24% increase in subscribers.

Caribbean Broadband Operations

	Fiscal Year Ended
	May 31,

	2004	2003	$ Change	% Change

	(As restated)
	(in thousands)
Revenue:
Switched revenue	$37,806	$33,624	$4,182	12%
Dedicated revenue	48,899	39,876	9,023	23
Cable television revenue	48,691	48,017	674	1
Other revenue	29,339	20,240	9,099	45

Total revenue	164,735	141,757	22,978	16

Costs and expenses:
Cost of services	64,719	60,346	4,373	7
Cost of equipment sold	567	673	(106)	(16)
Sales and marketing	9,424	9,460	(36)	—
General and administrative	30,624	31,836	(1,212)	(4)

Total costs and expenses	105,334	102,315	3,019	3

Adjusted operating income(1)	$59,401	$39,442	$19,959	51

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean broadband total revenue increased for the fiscal year ended May 31, 2004, as compared to the previous fiscal year. This change was due to a 19% increase in total access lines and equivalents to 264,100 and to an increase in other revenue resulting from an increase in southbound terminating minutes to the Dominican Republic.

      Switched revenue increased for the fiscal year ended May 31, 2004, as compared to the same period a year ago. This increase was primarily due to a 24% increase in switched access lines to 50,200 as of the end of fiscal 2004 and a corresponding growth in minutes of use. This growth in lines and minutes was partially offset by a decrease in revenue per access line of 7%. This decrease was the result of lower usage per line and slightly lower rates.

      Dedicated revenue increased for the fiscal year ended May 31, 2004, as compared to the same period last year. The increase was primarily the result of a 18% growth in voice grade equivalent dedicated lines to 213,900 as well as an increase in total revenue per circuit, resulting from an improved mix of sales to higher bandwidth products.

      Other revenue increased for the fiscal year ended May 31, 2004 from the same period last year. The increase was primarily attributable to an increase in southbound terminating minutes to the Dominican Republic.

      Costs and expenses. Cost of services increased during the fiscal year ended May 31, 2004, as compared to the same period a year ago, primarily due to an increase in access charges in the Dominican Republic, resulting from the increase in international long distance minutes we terminate in the Dominican Republic.

      General and administrative expenses decreased during the fiscal year ended May 31, 2004, as compared to the previous fiscal year, primarily due to a reduction of bad debt expense. Bad debt expense has decreased year over year as a result of improved collection efforts and ongoing efforts to collect previously written off accounts. In addition, billing costs have decreased due to efficiencies achieved in the collections process.

      Adjusted operating income for the Caribbean broadband operations increased for the fiscal year ended May 31, 2004, as compared to the same period last year primarily as a result of increases in access lines and equivalents.

     Consolidated

      Other non-operating income and expenses. See “Liquidity and Capital Resources” for a more detailed discussion of our refinancings. Net interest expense increased for the fiscal year ended May 31, 2004, from the fiscal year ended May 31, 2003. Gross interest expense was $163.8 million for the fiscal year ended May 31, 2004, as compared to $147.2 million for the same period a year ago. The increases resulted primarily from interest on our 2013 Senior Notes, and to a lesser extent interest on the 2014 Senior Notes and increased interest on the $180.0 million Mezzanine Debt, due to an accreting balance (see “— Commitments and Contingencies” for more information on the Mezzanine Debt) partially offset by reduced interest on the term loans and lower interest due to the expiration of several interest rate swaps.

      The weighted-average debt outstanding during the fiscal year ended May 31, 2004 was $1,753.5 million, a decrease of $19.8 million as compared to the weighted-average debt level of $1,773.3 million during the fiscal year ended May 31, 2003. As a result of the increase in debt issuance cost expense due to the write-off of debt issuance costs in connection with our refinancings, our weighted-average interest rate was 11.6% for the fiscal year ended May 31, 2004 as compared to 8.3% for the same period a year ago. Exclusive of the write off of debt issuance costs, our weighted-average interest rate for the fiscal year ended May 31, 2004 was 9.0%.

      The increase in our weighted average interest rate (exclusive of debt issuance costs) resulted from the effects of our re-financings. The re-financings were undertaken to extend the maturities of our debt, reduce our principal amortization and give us greater flexibility under the financial covenants of our various debt instruments. The effect of the re-financings on us is that our debt is longer term, with less principal amortization, and a higher average interest rate than was the case prior to the re-financings. For a comparison of our outstanding debt before and after the re-financings, see Note 6 to the Consolidated Financial Statements.

      Pre-tax loss before minority interest for the fiscal year ended May 31, 2004 was $15.7 million, as compared to the pre-tax loss before minority interest of $181.1 million for the fiscal year ended May 31, 2003.

      Income tax expense was $6.5 million for the fiscal year ended May 31, 2004, as compared to an income tax benefit of $69.9 million for the same period last year. We had a worldwide effective tax rate of negative 41.1% for the fiscal year ended May 31, 2004, primarily as a result of pre-tax book losses generated in the Dominican Republic for which we cannot record a tax benefit, foreign income tax expense for which we cannot take a credit in the U.S., state taxes and certain expenses related to our former Mezzanine Debt that are not deductible for U.S. income tax purposes.

      We reported a net loss of $22.8 million for the fiscal year ended May 31, 2004, which represents a decrease of $88.9 million from the net loss of $111.6 million for the same period a year ago.

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

     Results of Operations

      We had approximately 937,100 wireless subscribers at May 31, 2003, as compared to approximately 905,000 at May 31, 2002, an increase of 4%. The net loss for the fiscal year ended May 31, 2003 was $111.6 million, as compared to a net loss of $79.6 million for the fiscal year ended May 31, 2002. Included in the net loss for the fiscal year ended May 31, 2003 were pre-tax impairment losses of $189.5 million for the write-down of the cable franchise cost asset in our Caribbean operations ($165.2 million) and certain undersea cable assets ($24.3 million). Included in the net loss for the fiscal year ended May 31, 2002 was a pre-tax, non-cash loss on impairment of assets of $34.0 million related to a write-down of our Jamaican wireless business, Centennial Digital Jamaica (“CDJ”) and certain non-Caribbean undersea fiber-optic cables. Basic and diluted loss per share for the fiscal year ended May 31, 2003 was $1.17 as compared to basic and diluted loss per share of $0.84 for the fiscal year ended May 31, 2002.

      We performed goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2003. Based on net subscriber losses and the estimated resulting loss of future revenue, in accordance with SFAS 142, we reported a pre-tax impairment charge of $165.2 million to the cable franchise costs asset in the Caribbean broadband business.

      In accordance with SFAS 144, during the fiscal year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband businesses because we determined that certain undersea cable assets will be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets for the fiscal year ending May 31, 2003, in accordance with SFAS 144.

      In August 2002, we sold our 51% interest in CDJ, to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pre-tax gain of $2.6 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt of approximately $45.1 million (largely comprised of a vendor financing credit facility with Lucent Technologies, which was non-recourse to us) as a result of this transaction.

      In January 2003, we sold our 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3.0 million. We recorded a pre-tax gain of $0.3 million, which is included in (gain) loss on disposition of assets in the consolidated statement of operations. In connection with the sale, we received $1.5 million in cash and a promissory note for the balance of $1.5 million. The obligors on the note were Infochannel and Patrick Terrelonge, its chief executive officer. The obligors on the note have defaulted on their obligations to repay the note in full. Accordingly, we have commenced legal proceedings against them to collect the amounts due under the note. As of May 31, 2004, we determined that it is probable that neither Infochannel nor Mr. Terrelonge will satisfy the note and recorded a charge of $1.5 million to fully reserve for the note.

      During the fiscal year ended May 31, 2003, we sold 144 telecommunications towers to AAT, for approximately $24.0 million. Under the terms of the agreement, we are leasing back space on such telecommunications towers from AAT. As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we have accounted for the sale and lease-back of certain towers as a finance obligation in our consolidated balance sheet. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed.

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2003	2002	$ Change	% Change

	(As restated)
	(in thousands, except
	per share data)
Revenue	$749,436	$718,577	$30,859	4%
Costs and expenses	783,557	661,701	121,856	18
Operating (loss) income	(34,121)	56,876	(90,997)	N/A
Net loss	(111,646)	(79,638)	(32,008)	(40)
Net loss per share:
Basic and Diluted	(1.17)	(0.84)	(0.33)	(39)

     U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2003	2002	$ Change	% Change

	(As restated)

	(In thousands)
Revenue:
Service revenue	$261,557	$246,452	$15,105	6%
Roaming revenue	77,632	92,584	(14,952)	(16)
Equipment sales	16,440	11,688	4,752	41

Total revenue	355,629	350,724	4,905	1

Costs and expenses:
Cost of services	63,609	70,732	(7,123)	(10)
Cost of equipment sold	36,059	31,555	4,504	14
Sales and marketing	44,966	47,757	(2,791)	(6)
General and administrative	49,873	53,013	(3,140)	(6)

Total costs and expenses	194,507	203,057	(8,550)	(4)

Adjusted operating income(1)	$161,122	$147,667	$13,455	9

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. U.S. wireless service revenue increased for the fiscal year ended May 31, 2003, as compared to the same period the year before. The increase was primarily due to growth in revenue from new subscribers of $8.6 million and an increase in service revenue per subscriber of $6.5 million as compared to the same period last year.

      Roaming revenue decreased for the fiscal year ended May 31, 2003 from the fiscal year ended May 31, 2002. The decrease was primarily the result of a lower average roaming rate per minute in fiscal 2003 than in fiscal 2002. This roaming rate variance resulted in a decrease in total roaming revenue of $55.6 million and was offset by higher revenue of $40.6 million associated with a higher number of roaming minutes of use.

      Our U.S. wireless operations had approximately 538,500 subscribers as of both May 31, 2003 and 2002. During the twelve months ended May 31, 2003, increases from new activations of 149,200 were offset by subscriber cancellations of 149,200. The monthly postpaid churn rate was 2.0% for the fiscal year ended May 31, 2003 as compared to 2.2% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      The subscriber numbers exclude 2,400 and 1,800 wholesale subscribers at May 31, 2003 and 2002, respectively.

      Equipment sales increased during the fiscal year ended May 31, 2003, as compared to the same period last year due to higher-end phones being sold in the current year compared to the prior year.

      U.S. wireless ARPU was $55 for the fiscal year ended May 31, 2003, as compared to $56 for the same period a year ago.

      Costs and expenses. Cost of services decreased for the fiscal year ended May 31, 2003, as compared to the fiscal year ended May 31, 2002, primarily due to a decrease in incollect cost, which was driven primarily by lower incollect roaming rates. During the fiscal year ended May 31, 2003, we entered into long-term roaming agreements with AT&T Wireless and Cingular Wireless. As part of these roaming agreements, we significantly reduced the rates we pay when our customers roam on their networks.

      Cost of equipment sold increased for the fiscal year ended May 31, 2003, as compared to the same period last year, due primarily to an increase in phones used for customer retention and to the use of higher priced phones to attract new customers as compared to fiscal 2002.

      General and administrative expenses decreased during the fiscal year ended May 31, 2003, as compared to the fiscal year ended May 31, 2002, primarily due to decreases in bad debt expense, expenses related to subscriber billing services and subscription fraud.

      Adjusted operating income increased for the U.S. wireless operations as compared to the same period in fiscal 2002.

Caribbean Wireless Operations

	Fiscal Year Ended May 31,

	2003	2002	$ Change	% Change

	(As restated)

	(In thousands)
Revenue:
Service revenue	$248,441	$224,088	$24,353	11%
Roaming revenue	3,001	1,331	1,670	125
Equipment sales	10,610	10,920	(310)	(3)

Total revenue	262,052	236,339	25,713	11

Costs and expenses:
Cost of services	43,304	38,630	4,674	12
Cost of equipment sold	34,145	24,366	9,779	40
Sales and marketing	38,586	43,419	(4,833)	(11)
General and administrative	49,503	51,218	(1,715)	(3)

Total costs and expenses	165,538	157,633	7,905	5

Adjusted operating income(1)	$96,514	$78,706	$17,808	23

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased for the fiscal year ended May 31, 2003, as compared to the same period of the previous year. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $38.9 million for the fiscal year ended May 31, 2003, partially offset by a decrease in service revenue per subscriber of $14.5 million.

      Revenue from Caribbean wireless roaming increased for the fiscal year ended May 31, 2003 from the fiscal year ended May 31, 2002. The increase was primarily due to an increase in roaming minute usage of

$2.4 million as compared to the same period last year, partially offset by a decrease in revenue of $0.7 million resulting from a decrease in the roaming rate per minute for the fiscal year ended May 31, 2003.

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

      The monthly postpaid churn rate was 2.7% for the fiscal year ended May 31, 2003, as compared to 2.6% for the same period last year. Our postpaid subscribers represented approximately 75% of our total Caribbean wireless subscribers at May 31, 2003, up from approximately 65% at May 31, 2002.

      Caribbean wireless ARPU was $58 for the fiscal year ended May 31, 2003, as compared to $62 for the fiscal year ended May 31, 2002. The decrease in ARPU was primarily due to a decrease in the rate for interconnection terminating minutes in Puerto Rico and a change in the subscriber mix as our subscribers in the Dominican Republic now represent a greater percentage of total Caribbean subscribers. Dominican Republic subscribers were 27% and 20% of total Caribbean wireless subscribers at May 31, 2003 and 2002, respectively. The majority of the subscribers in the Dominican Republic are prepaid which generally have a lower ARPU than postpaid subscribers. An average of 728 minutes of airtime were used by our customers per month during the fiscal year ended May 31, 2003 compared to 544 minutes per month during fiscal 2002. An average of 981 minutes of airtime were used by each of our postpaid customers per month during fiscal 2003, as compared to 760 minutes of use per month during fiscal 2002.

      Costs and expenses. Cost of equipment sold increased during the fiscal year ended May 31, 2003, as compared to the same period last year. The increase was primarily due to increases in the number of premium phones sold and increases in phones used for upgrades and retention plan exchanges. The increase was also due to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year. These increases were partially offset by reduced cost of equipment sold due to the sale of our interest in CDJ in August 2002.

      Cost of services increased during the fiscal year ended May 31, 2003, as compared to the fiscal year ended May 31, 2002. The increase was primarily due to the variable costs associated with a larger subscription base and associated revenue, higher usage and related infrastructure. The main components of the increase were mobile long distance, driven by additional long distance calling of subscribers and property taxes, related to the Puerto Rico wireless infrastructure. These increases were partially offset by reduced cost of services due to the sale of our interest in CDJ in August 2002.

      Sales and marketing expenses decreased during the fiscal year ended May 31, 2003, as compared to the same period last year. The decrease was primarily due to newly structured dealer contracts with lower commissions to agents, an overall reduction in advertising spending, and reduced sales and marketing expenses due to the sale of our interest in CDJ in August 2002.

      General and administrative expenses decreased during the fiscal year ended May 31, 2003, as compared to the same period in fiscal 2002, primarily due to reduced general and administrative expenses due to the sale of our interest in CDJ in August 2002.

      Adjusted operating income increased for the Caribbean wireless operations for the fiscal year ended May 31, 2003, as compared to the fiscal year ended May 31, 2002.

Caribbean Broadband Operations

	Fiscal Year Ended
	May 31,

	2003	2002	$ Change	% Change

	(As restated)

	(in thousands)
Revenue:
Switched revenue	$33,624	$25,639	$7,985	31%
Dedicated revenue	39,876	31,214	8,662	28
Cable television revenue	48,017	47,841	176	—
Other revenue	20,240	34,450	(14,210)	(41)

Total revenue	141,757	139,144	2,613	2

Costs and expenses:
Cost of services	60,346	69,127	(8,781)	(13)
Cost of equipment sold	673	839	(166)	(20)
Sales and marketing	9,460	14,191	(4,731)	(33)
General and administrative	31,836	32,475	(639)	(2)

Total costs and expenses	102,315	116,632	(14,317)	(12)

Adjusted operating income(1)	$39,442	$22,512	$16,930	75

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean broadband total revenue increased for the fiscal year ended May 31, 2003, as compared to the previous fiscal year. These changes were due to a 17% increase in total access lines and equivalents to 222,356, partially offset by a decrease in other revenue resulting from a decrease in the number of international long distance minutes to the Dominican Republic that we terminate and a decrease in interconnection rates in Puerto Rico.

      Switched revenue increased for the fiscal year ended May 31, 2003, as compared to the same period a year ago. This increase was primarily due to a 22% increase in switched access lines to 40,389 as of the end of the fiscal year and a corresponding growth in minutes of use.

      Dedicated revenue increased for the fiscal year ended May 31, 2003, as compared to the same period last year. The increase was primarily the result of a 16% growth in voice grade equivalent dedicated lines to 181,967.

      Cable television revenue for the fiscal year ended May 31, 2003 was flat from the same period a year ago, reflecting a 15% loss in subscribers, offset by additional revenue from a rate increase we implemented after our digital upgrade and increased sales of premium services.

      Other revenue decreased for the fiscal year ended May 31, 2003 from the same period last year. The decrease is primarily attributable to a 47% decrease in the number of international long distance minutes to the Dominican Republic that we terminate and a decrease in interconnection rates in Puerto Rico.

      Costs and expenses. Cost of services decreased during the fiscal year ended May 31, 2003, as compared to the same period a year ago, primarily due to a decrease in access charges in the Dominican Republic, resulting from the decrease in terminating international long distance minutes to the Dominican Republic.

      Sales and marketing expenses decreased during the fiscal year ended May 31, 2003, respectively, as compared to the previous fiscal year, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

      Adjusted operating income increased for the Caribbean broadband operations for the fiscal year ended May 31, 2003, as compared to the same period last year.

      In accordance with SFAS 142, we performed goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2003. Based on net subscriber losses and the estimated resulting loss of future revenue, we recorded a pre-tax impairment charge of $165.2 million to the cable franchise costs asset.

      In accordance with SFAS 144, during the fiscal year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our broadband businesses. This evaluation was made because we determined that certain undersea cable will be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted estimated future cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets.

Consolidated

      Other non-operating income and expenses. Net interest expense was $146.1 million for the fiscal year ended May 31, 2003, which represented a decrease of $4.6 million, or 3%, from the fiscal year ended May 31, 2002. Gross interest expense was $147.2 million for the fiscal year ended May 31, 2003, as compared to $151.8 million for the same period a year ago. The decreases resulted primarily from lower interest expense due to the expiration of several interest rate swaps and also lower debt balances and interest rates. The decrease was partially offset by increased interest expense on the $180.0 million of the Mezzanine Debt, due to a change in the interest rate on our Mezzanine Debt from 10% cash interest to 13% paid-in-kind interest (see “— Commitments and Contingencies” for more information on the Mezzanine Debt). Total debt decreased by $49.5 million from May 31, 2002 to May 31, 2003.

      The weighted-average debt outstanding during the fiscal year ended May 31, 2003 was $1,773.3 million, a decrease of $24.6 million as compared to the weighted-average debt level of $1,797.9 million during the fiscal year ended May 31, 2002. Our weighted-average interest rate was 8.3% for the fiscal year ended May 31, 2003, as compared to 8.4% for the same period a year ago.

      Pre-tax loss before minority interest for the fiscal year ended May 31, 2003 was $181.1 million as compared to the pre-tax loss of $93.2 million for the fiscal year ended May 31, 2002.

      Income tax benefit was $69.9 million for the fiscal year ended May 31, 2003, as compared to $12.8 million for the same period last year. We had a worldwide effective tax rate of 38.6% for the fiscal year ended May 31, 2003, primarily as a result of pre-tax book losses generated in the Dominican Republic for which we cannot record a tax benefit and certain expenses related to our Mezzanine Debt that are not deductible for U.S. income tax purposes, offset by the write-down of a deferred tax liability in connection with the impairment charge on the Caribbean cable franchise cost asset.

      We reported a net loss of $111.6 million for the fiscal year ended May 31, 2003, which represents an increase of $32.0 million from the net loss of $79.6 million for the same period a year ago.

Liquidity and Capital Resources

      At May 31, 2004, we had total liquidity of $261.8 million, consisting of cash and cash equivalents totaling $112.1 million and approximately $149.7 million available under our revolving credit facility.

      On February 9, 2004, we issued the 2014 Senior Notes in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, we entered into a $750.0 million New Senior Secured Credit Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing. We received $905.4 million (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used these funds to make the following payments:

•	$627.6 million to repay all principal amounts outstanding under our prior senior secured credit facility, or the Old Senior Secured Credit Facility, which extinguished the Old Senior Secured Credit Facility;

•	$197.3 million to repurchase all of our outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%;

•	$73.8 million to repurchase or redeem $70.0 million aggregate principal amount of our outstanding $370.0 million 2008 Senior Subordinated Notes;

•	$1.9 million to pay applicable breakage fees on the termination of our interest rate swap and collar agreements; and

•	$4.8 million to pay fees, expenses and accrued interest related to the Debt Refinancing.

      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million which requires quarterly amortization payments in an aggregate principal amount of $1.5 million in fiscal year 2004, $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At May 31, 2004 the amount outstanding under the New Senior Secured Credit Facility was $598.5 million. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate (“LIBOR”) (weighted average rate of 1.18% as of May 31, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

      As a result of the Debt Refinancing, as of May 31, 2004, we terminated all of our derivative financial instruments. Prior to the termination of the derivatives (which included interest rate swaps and an interest rate collar), we recorded an increase of $2.3 million, net of tax, in accumulated other comprehensive loss and also decreased our liabilities by $4.0 million due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, we recorded $2.3 million of other comprehensive income. In connection with the termination of our derivative financial instruments, we also incurred and paid breakage fees of $1,892, which were recorded as interest expense in the consolidated statement of operations.

      On November 10, 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55.0 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal stockholders. Our proceeds (after underwriting commissions, but before other expenses) of $36.8 million were used to prepay a portion of our Mezzanine Debt, which was then accruing paid-in-kind interest at a rate of 13%. All of the $36.8 million payment was recorded as interest expense. Additionally, we paid other expenses of $2.1 million in connection with the offering yielding net proceeds of $34.7 million. We did not receive any of the proceeds from the sale of the shares owned by affiliates of The Blackstone Group. In connection with the sale of shares of our common stock, on November 6, 2003, we amended our Old Senior Secured Credit Facility to permit us to use the proceeds of the equity offering (and certain subsequent equity offerings) to prepay the Mezzanine Debt.

      On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes. Centennial Puerto Rico Operations Corp. (“CPROC”) is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under the Old Senior Secured Credit Facility.

      We capitalized approximately $50.0 million of debt issuance costs, including $25.2 million and $22.9 million in connection with the issuance of the 2013 Senior Notes and the Debt Refinancing, respectively, during the fiscal year ended May 31, 2004. As a result of the extinguishment of the Old Senior Secured Credit Facility and a portion of the 2008 Senior Subordinated Notes, we wrote-off approximately $52.9 million, net of accumulated amortization of $29.5 million, in debt issuance costs for the fiscal year ended May 31, 2004. We recorded a loss on extinguishment of debt of $39.2 million for the fiscal year ended May 31, 2004.

      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, we repurchased or redeemed $70.0 million aggregate principal amount of such notes.

      An affiliate of Welsh, Carson, Anderson and Stowe, our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $34.9 million, or 49.9%, of the $70.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh, Carson, Anderson and Stowe.

      In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh, Carson, Anderson and Stowe. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of May 31, 2004, we had repaid the Mezzanine Debt in full.

      In January 2002, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), our wholly-owned subsidiary, entered into a $15.0 million credit agreement with Banco Popular de Puerto Rico (the “Cable TV Credit Facility”) to fund the digital conversion of its cable operations. As of May 31, 2004, Centennial Cable had repaid all amounts owed under the Cable TV Credit Facility and terminated the facility.

      Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at May 31, 2004.

      For the fiscal year ended May 31, 2004, earnings were less than fixed charges by $15.8 million. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $141.0 million relating to depreciation and amortization.

      As of May 31, 2004, we had $693.6 million of property, plant and equipment, net, placed in service. Capital expenditures for the U.S. wireless operations were $46.8 million, representing 35.3% of total capital expenditures, for the fiscal year ended May 31, 2004. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our GSM/GPRS network in each of our cell sites in our Midwest cluster. Capital expenditures for the Caribbean wireless operations were $62.9 million, representing 47.3% of total capital expenditures. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean Broadband operations were $23.2 million, representing 17.4% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2005, we anticipate capital expenditures of approximately $160.0 million, which includes $25.0 million to build out the Grand Rapids and Lansing, Michigan licenses we expect to acquire from AT&T Wireless.

      We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing, including additional bank financing, joint ventures, partnerships and issuance of debt or equity securities.

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

      The following table sets forth, for the periods indicated, our net cash provided by operating activities before interest payments (net cash provided), our principal uses of such cash and the cash required from other financing and investing activities:

	Fiscal Year Ended May 31,

	2004		2003

		% of Net		% of Net
		Cash		Cash
	Amount	Provided	Amount	Provided

			(As restated)

	(Dollar amounts in thousands)
Net cash provided by operating activities	$205,160	66%	$192,459	63%
Interest paid	106,832	34	111,668	37

Net cash provided	$311,992	100%	$304,127	100%

Principal uses of cash:
Interest paid	$106,832	34%	$111,668	37%
Property, plant and equipment	132,930	43	133,109	44

Total	$239,762	77%	$244,777	80%

Cash provided by other financing and investing activities	$72,230	23%	$59,350	20%

      Net cash provided by operating activities for the fiscal year ended May 31, 2004 was sufficient to fund our expenditures for property, plant and equipment of $132.9 million.

      The following table sets forth the primary cash flows (used in) provided by other financing and investing activities for the periods indicated:

	Fiscal Year Ended
	May 31,

	2004	2003

		(As restated)

	(in thousands)
Proceeds from disposition of assets, net of cash expenses	$2,442	$25,199
Proceeds from issuance of long-term debt	1,425,000	36,398
Distributions received from equity investments, net	14	67
Proceeds from issuance of common stock under employee stock purchase plan	390	485

Cash flows provided by other financing and investing activities	1,427,846	62,149
Repayment of debt	(1,448,880)	(81,096)
Payments, net, for assets held under capital leases	—	(105)
Debt issuance costs paid	(48,064)	(1,621)

Capital (deficiency) availability for operations and capital expenditures	$(69,098)	$(20,673)

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

      In May 2004, we announced that we are evaluating strategic alternatives for our cable television operations.

      In January 2003, we sold our 60% interest in Infochannel Limited, an Internet service provider in Jamaica, for $3.0 million and we recorded a pre-tax gain of $0.3 million. In connection with the sale, we received $1.5 million in cash and a promissory note for the balance of $1.5 million. The obligors on the note were Infochannel and Patrick Terrelonge, its chief executive officer. The obligors on the note have defaulted on their obligations to repay the note in full. Accordingly, we have commenced legal proceedings against them to collect the amounts due under the note. As of May 31, 2004, we determined that it is probable that neither Infochannel nor Mr. Terrelonge will satisfy the note and recorded a charge of $1.5 million to fully reserve for the note.

      In August 2002, we sold our 51% interest in CDJ to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pre-tax gain of $2.6 million, which is included in loss (gain) on disposition of assets in the consolidated statement of operations for the twelve months ended May 31, 2003. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of a vendor financing credit facility with Lucent Technologies, which was non-recourse to us) as a result of this transaction.

      In May 2002, we announced that we had entered into an agreement with AAT to sell to AAT 186 telecommunications towers located throughout our U.S. wireless serving areas for a purchase price of approximately $34.1 million in cash. The agreement was subject to customary closing conditions and the tower sales closed on a rolling basis during fiscal 2003 and during the three months ended August 31, 2003. During the fiscal year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. During the fiscal year ended May 31, 2004, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.6 million. We do not expect to sell any additional towers to AAT under this agreement.

      In June 2001, we entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, Global Crossing and we restructured these agreements and significantly reduced our commitments to one another. As of May 31, 2003, we paid $45.0 million (of which $15.0 million was paid in fiscal year 2002 and $30.0 million was paid in fiscal year 2001) to Global Crossing and received $10.4 million (of which $5.9 million was received in fiscal year 2002 and $4.5 million was received in fiscal year 2001) from Global

Crossing. Under the restructured agreements, we have paid Global Crossing a net amount of $34.6 million ($45.0 million less forfeitures by Global Crossing of $10.4 million) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and received a $1.7 million credit that was applied towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1.2 million credit that was applied during the fiscal year ended May 31, 2003 for voice services. For the fiscal year ended May 31, 2004, we have applied the entire $1.7 million credit mentioned above towards amounts owed to Global Crossing. The fiber-optic undersea capacity received by us from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. We have not recognized any revenue from Global Crossing under this transaction.

Recent Accounting Pronouncements

      We have completed the process of assessing the effect of the following accounting pronouncements on our consolidated results of operations, consolidated financial position and consolidated cash flows and determined that the effect was not material:

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”

•	SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

•	EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”

Commitments and Contingencies

      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2004, 37,613,079 shares remain available for issuance under the shelf.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of May 31, 2004, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available for future issuance.

      We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network. The GSM overlay has required in fiscal 2004 and will require in fiscal 2005 incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $10.0 million to $15.0 million. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted us two separate options to purchase 10 MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20.0 million, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. In August 2004, we entered into a definitive agreement with AT&T Wireless to exercise the option with respect to substantially all of the markets under option and expect to acquire 10 MHz of personal communication service, or PCS, spectrum covering approximately 4.1 million Pops in Michigan and Indiana. The aggregate purchase price of the spectrum is $19.5 million. At the same time, we entered into a definitive agreement to sell to Verizon Wireless for $24 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expect to acquire from AT&T Wireless. If both of the transactions are completed, the net result will be that we will obtain licenses covering approximately 2.2 million incremental Pops and receive $4.5 million in cash. Both transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close before calendar year-end 2004. There can be no assurance that these transactions will be consummated.

      During the fiscal year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153.0 million principal amount of the 2008 Senior Subordinated Notes. Together with the previous purchases, the Welsh Carson affiliate held approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As part of the February 2004 refinancing transactions, we redeemed $70.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, reflecting approximately $34.9 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

      In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with GSM/GPRS technology. We have committed to purchase approximately $15.9 million of equipment and services under the agreement. As of May 31, 2004, we have paid approximately $5.2 million in connection with this agreement.

      The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2004 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations	$1,767,866	$5,850	$11,903	$312,360	$1,437,753
Operating leases obligations	103,745	11,813	17,807	11,831	62,294
Purchase obligations	10,699	10,699	—	—	—

Total contractual cash obligations	1,882,310	28,362	29,710	324,191	1,500,047
Sublessor agreements	1,893	681	855	357	—

Net	$1,880,417	$27,681	$28,855	$323,834	$1,500,047

Related Party Transactions

      Welsh Carson and its affiliates hold an approximate 54% of our outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $0.5 million and $0.3 million, respectively. We recorded expenses of approximately $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2004, 2003 and 2002. At May 31, 2004 and 2003, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

      In January 1999, we issued the Mezzanine Debt to affiliates of Welsh Carson. During fiscal 2004, we repaid all of the Mezzanine Debt in full in connection with our refinancing transactions.

      During the fiscal year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153.0 million principal amount of the 2008 Senior Subordinated Notes. Together with the previous purchases, the Welsh Carson affiliate held approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As part of the February 2004 refinancing transactions, we redeemed $70.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, reflecting approximately $34.9 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

      We are a party to various transactions involving entities controlled by Abraham Selman, the 20% minority stockholder in our Dominican Republic operations. During the fiscal year ended May 31, 2004, we paid entities owned by Mr. Selman amounts totaling approximately $0.9 million, including approximately $0.7 million related to the build-out of our wireless operations in the Dominican Republic. At May 31, 2004, we were owed approximately $0.3 million by companies under Mr. Selman’s control.

      In connection with our $500 million 2013 Senior Notes offering and related amendment to the Old Senior Secured Credit Facility, we reimbursed Welsh Carson and The Blackstone Group for their outside counsel legal fees in the amount of $1.1 million and $0.1 million respectively.

Subsequent Events

      In June 2004, we amended our billing services agreement with Convergys which acquired Alltel Information Services, Inc. in December 2003. The agreement has a term of seven years and Convergys agreed to provide billing services and data communications network management and support, including network planning and design, network monitoring, fault detection and correction and equipment maintenance for our wireless billing operations throughout the company. Subject to the terms of the agreement including performance standards, we have committed to purchase a total of approximately $74.6 million of services through June 30, 2011, under this agreement. As of May 31, 2004, we have not paid any amounts in connection with this agreement.

      In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of personal communication service, or PCS, spectrum covering approximately 4.1 million Pops in Michigan and Indiana. The aggregate purchase price of the spectrum is $19.5 million. At the same time, we announced that we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expect to acquire from AT&T Wireless. If both of the transactions are completed, the net result will be that we will obtain licenses covering approximately 2.2 million incremental Pops and receive $4.5 million in cash. Both transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close before calendar year-end 2004. There can be no assurance that these transactions will be consummated.

      In August 2004, the FCC granted our request to allow us to receive high-cost universal service support as of the date that the telecommunications regulatory bodies in Michigan, Louisiana and Mississippi (non-rural areas only) designated us as an eligible telecommunications provider, as opposed to having to wait numerous months after such designation to begin receiving funds. This will allow us to receive additional Universal Service Funds in fiscal 2005.

      In connection with the issuance of the 2014 Senior Notes on February 9, 2004, we entered into a registration rights agreement pursuant to which we agreed, among other things, (i) to register the 2014 Senior Notes with the SEC within 180 days after February 9, 2004 and (ii) to consummate the related exchange offer within 210 days after February 9, 2004. As a result of our restatement described in Note 16 to the Consolidated Financial Statements, the registration process has been delayed beyond the required dates. As a result, pursuant to the terms of the registration rights agreement, effective August 8, 2004, we are obligated to pay an additional 0.50% per annum of interest on the 2014 Senior Notes. We are obligated to pay this additional interest until we consummate the exchange offer. We are working diligently to consummate the exchange offer as soon as possible.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are subject to market risks due to fluctuations in interest rates. Approximately $598.5 million of our long-term debt has variable interest rates. However, with the issuance of the 2013 and 2014 Senior Notes during fiscal 2004, we have substantially reduced our reliance on variable rate debt. We have utilized interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program. There are no interest rate swap or collar agreements in existence as of May 31, 2004.

      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2004:

	Fiscal Year Ended May 31,

	2005	2006	2007	2008	2009	Thereafter	Total	Fair value

	(in thousands)
Long-term debt:
Fixed rate	$(150)	$(54)	$(43)	$88	$300,272	$869,253	$1,169,366	$1,188,585
Average fixed Interest rate	11.3%	13.9%	10.0%	10.0%	10.7%	9.4%	9.7%	—
Variable rate	$6,000	$6,000	$6,000	$6,000	$6,000	568,500	$598,500	$598,500
Average variable Interest rate(1)	2.1%	3.8%	4.8%	5.4%	5.8%	6.0%	5.9%	—

(1)	Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.

      We have variable rate debt that at May 31, 2004 and 2003 had outstanding balances of $598.5 million and $1,158.6 million, respectively. The fair value of such debt approximates the carrying value at May 31, 2004. Based on our unhedged variable rate obligations outstanding at May 31, 2004 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $0.7 million.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 15 under the caption “Index of Consolidated Financial Statements” in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The consolidated financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      As discussed in Note 16 to the Consolidated Financial Statements, we restated our consolidated financial statements presented in this Form 10-K.

      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of fiscal 2004.

      There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K. Other required information will also be included under the caption “Election of Directors” in the Proxy Statement and is incorporated in this Item 10 by reference. The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Equity Compensation Plan Information

      The following table provides information as of May 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	6,931,160	$5.12	3,664,176
Equity compensation plans not approved by stockholders	—	—	—

Total	6,931,160	$5.12	3,664,176

(1)	Our existing equity compensation plan has been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required to be included pursuant to this Item 13 will be included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

      The information required to be included in this Annual Report on Form 10-K under Item 14 will be included in our Proxy Statement under the caption “Audit Fees” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Index of Consolidated Financial Statements

      The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

      2. Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts

      3. Exhibits

      See Item 15(b) below.

(b) Exhibits

      The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).
3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

Exhibit
Number	Description

4.2	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).
4.3	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
4.6	Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.7	Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).
4.8	Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.9	Purchase Agreement dated as of January 16, 2004, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp. and the Initial Purchasers named therein, relating to the $325 million 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.9 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.10	Registration Rights Agreement dated as of February 9, 2004, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp. and the Initial Purchasers named therein, relating to the $325 million 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.10 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.11	Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10.1.2	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

Exhibit
Number	Description

+10.3	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on August 29, 2001).
10.4	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
10.5	Employment Agreement dated as of March 11, 2002, between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.7	Employment Agreement dated as of January 7, 1999, between Centennial Communications Corp. and Thomas E. Bucks (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.8	Employment Agreement dated as of June 16, 2003, between Centennial Communications Corp. and John de Armas (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
10.9	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
**12	Computation of Ratios.
**21	Subsidiaries of Centennial Communications Corp.
**23.1	Consent of Deloitte & Touche LLP.
**31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2004 and 2003, and the related consolidated statements of operations, common stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2003.

      As discussed in Note 16 to the consolidated financial statements, the accompanying 2003 and 2002 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 30, 2004

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,

	2004	2003

		(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,104	$72,548
Accounts receivable, less allowance for doubtful accounts of $5,618 and $7,771, respectively	89,513	73,908
Inventory — phones and accessories, net	15,986	6,489
Prepaid expenses and other current assets	32,718	36,089

TOTAL CURRENT ASSETS	250,321	189,034
PROPERTY, PLANT AND EQUIPMENT, net	693,618	678,234
EQUITY INVESTMENTS, net	2,697	2,568
DEBT ISSUANCE COSTS, less accumulated amortization of $12,879 and $34,037, respectively	54,948	39,348
U.S. WIRELESS LICENSES	371,766	371,766
CARIBBEAN WIRELESS LICENSES, net	70,492	71,492
CABLE FRANCHISE COSTS	52,139	52,139
GOODWILL	26,704	26,704
CUSTOMER LISTS, net	8,481	18,531
TRANSMISSION AND CONNECTING RIGHTS, net	840	928
CABLE FACILITY, net	4,210	4,450
OTHER ASSETS, net	3,431	1,299

TOTAL ASSETS	$1,539,647	$1,456,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,850	$89,315
Accounts payable	27,486	19,312
Accrued expenses and other current liabilities	203,990	152,961
Payable to affiliates	125	125

TOTAL CURRENT LIABILITIES	237,451	261,713
LONG-TERM DEBT	1,762,016	1,674,812
DEFERRED FEDERAL INCOME TAXES	77,054	71,778
OTHER LIABILITIES	10,224	14,416
MINORITY INTEREST IN SUBSIDIARIES	1,543	1,117
COMMITMENTS AND CONTINGENCIES (see notes 7 and 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 240,000,000 shares authorized; issued 103,223,924 and 95,766,539 shares, respectively; and outstanding 103,153,421 and 95,696,036 shares, respectively	1,032	958
Additional paid-in capital	474,918	438,096
Accumulated deficit	(1,023,514)	(1,000,722)
Accumulated other comprehensive loss	—	(4,594)

	(547,564)	(566,262)
Less: Cost of 70,503 common shares in treasury	(1,077)	(1,077)
Deferred compensation	—	(4)

TOTAL STOCKHOLDERS’ DEFICIT	(548,641)	(567,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,539,647	$1,456,493

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,

	2004	2003	2002

		(As restated)	(As restated)
REVENUE:
Service revenue	$797,863	$721,974	$695,476
Equipment sales	30,978	27,462	23,101

	828,841	749,436	718,577

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	164,589	157,840	171,441
Cost of equipment sold	86,071	70,876	56,760
Sales and marketing	92,241	93,013	105,367
General and administrative	156,937	134,722	136,124
Depreciation and amortization	140,991	139,065	157,403
Loss on impairment of assets	—	189,492	33,985
Loss (gain) on disposition of assets	1,500	(1,451)	621

	642,329	783,557	661,701

OPERATING INCOME (LOSS)	186,512	(34,121)	56,876
INCOME FROM EQUITY INVESTMENTS	143	192	564
INTEREST EXPENSE, NET	(163,228)	(146,087)	(150,734)
LOSS ON EXTINGUISHMENT OF DEBT	(39,176)	—	—
OTHER INCOME (EXPENSE)	36	(1,045)	96

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES	(15,713)	(181,061)	(93,198)
INCOME TAX (EXPENSE) BENEFIT	(6,452)	69,904	12,780

LOSS BEFORE MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES	(22,165)	(111,157)	(80,418)
MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES	(627)	(489)	780

NET LOSS	$(22,792)	$(111,646)	$(79,638)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.23)	$(1.17)	$(0.84)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC AND DILUTED	99,937	95,577	95,221

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

								Accumulated
	Common Stock		Common	Additional				Other
			Stock	Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Amount	Issuable	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at June 1, 2001 (as previously reported)	94,930,850	$949	$—	$432,375	$(1,077)	$(184)	$(821,993)	$—	$(389,930)
Prior Period Adjustment (see Note 16)	—	—	—	—	—	—	12,555	—	12,555

Balance at June 1, 2001 (as restated)	94,930,850	949	—	432,375	(1,077)	(184)	(809,438)	—	(377,375)

Net loss	—	—	—	—	—	—	(79,638)	—	(79,638)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(4,499)	(4,499)
Other comprehensive loss	—	—	—	—	—	—	—	(3,023)	(3,023)

Comprehensive loss									(87,159)
Common stock issued in connection with incentive plans	385,306	4	—	2,747	—	—	—	—	2,751
Common stock issued in connection with employee stock purchase plan	166,035	2	—	1,896	—	—	—	—	1,898
Amortization of deferred Compensation	—	—	—	—	—	134	—	—	134
Income tax benefit from stock options exercised	—	—	—	332	—	—	—	—	332

Balance at May 31, 2002 (as restated)	95,482,191	955	—	437,350	(1,077)	(50)	(889,076)	(7,522)	(459,420)

Net loss	—	—	—	—	—	—	(111,646)	—	(111,646)
Other comprehensive income	—	—	—	—	—	—	—	2,928	2,928

Comprehensive loss									(108,718)
Common stock issued in connection with incentive plans	84,608	1	—	263	—	—	—	—	264
Common stock issued in connection with employee stock purchase plan	199,740	2	—	483	—	—	—	—	485
Amortization of deferred compensation	—	—	—	—	—	46	—	—	46

Balance at May 31, 2003 (as restated)	95,766,539	958	—	438,096	(1,077)	(4)	(1,000,722)	(4,594)	(567,343)

Net loss	—	—	—	—	—	—	(22,792)	—	(22,792)
Other comprehensive income	—	—	—	—	—	—	—	4,594	4,594

Comprehensive loss									(18,198)
Common stock issued in connection with incentive plans	298,894	3	—	1,326	—	—	—	—	1,329
Common stock issued in connection with employee stock purchase plan	158,491	1	—	389	—	—	—	—	390
Common stock issued in connection with equity offering	7,000,000	70	—	35,025	—	—	—	—	35,095
Amortization of deferred compensation	—	—	—	—	—	4	—	—	4
Income tax benefit from stock options exercised		—	—	82		—	—	—	82

Balance at May 31, 2004	103,223,924	$1,032	$—	$474,918	$(1,077)	$—	$(1,023,514)	$—	$(548,641)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,

	2004	2003	2002

		(As restated)	(As restated)
OPERATING ACTIVITIES:
Net loss	$(22,792)	$(111,646)	$(79,638)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,991	139,065	157,403
Non-cash, paid-in kind interest	13,997	25,892	1,148
Minority interest in loss (income) of subsidiaries	627	489	(780)
Deferred income taxes	2,388	(79,389)	101
Income from equity investments	(143)	(192)	(564)
Loss on impairment of assets	—	189,492	33,985
Loss (gain) on disposition of assets	1,500	(1,451)	621
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — decrease (increase)	15,605	19,646	(20,681)
Prepaid expenses and other current assets — (increase) decrease	(6,126)	(11,419)	7,398
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	57,499	26,845	(4,487)
Deferred revenue and customer deposits — (decrease) increase	1,704	(1,488)	10,793
Other	31,120	(3,385)	8,945

Total adjustments	227,952	304,105	193,882

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	205,160	192,459	114,244

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	2,442	25,199	217
Capital expenditures	(132,930)	(133,109)	(214,442)
Acquisitions, net of cash acquired	—	—	(1,323)
Payments, net, for assets held under capital leases		(105)	(9,100)
Distributions received from equity investments	14	67	43

NET CASH USED IN INVESTING ACTIVITIES	(130,474)	(107,948)	(224,605)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,425,000	36,398	203,251
Repayment of debt	(1,448,880)	(81,096)	(88,567)
Debt issuance costs paid	(48,064)	(1,621)	(4,632)
Net proceeds from the issuance of common stock	35,095	—	—
Proceeds from the exercise of stock options	1,329	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	390	485	1,898
Capital contributed from minority interests in subsidiaries	—	—	7,350

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(35,130)	(45,834)	120,887

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,556	38,677	10,526
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	72,548	33,871	23,345

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$112,104	$72,548	$33,871

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$106,832	$111,668	$134,167

Income taxes	$9,070	$14,682	$5,462

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$13,622	$20,014	$—

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2004, 2003 and 2002
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

      At May 31, 2004, the Company owned and operated wireless licenses in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands and provided voice, data, video and Internet services on broadband networks in the Caribbean region. The Company also owns and operates wireless telephone systems in the United States pursuant to 30 wireless licenses.

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

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

Inventory:

      Inventory consists primarily of phones and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Equity Investments:

      The Company accounts for its investments in which it exercises significant influence, but which it does not control, using the equity method. Under the equity method, the Company records such investments at purchased cost at the date of acquisition and adjusts for distributions received from the partnerships, additional capital contributions and the Company’s share of the partnerships’ results of operations. The difference between the cost of such investments and the underlying book value is considered an indefinite-lived asset and is not amortized but rather is tested for impairment.

Goodwill and Other Intangible Assets:

      In July 2001, the FASB issued SFAS 142. SFAS 142 changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the consolidated balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS 142 effective June 1, 2002. The Company recorded no impairment upon adoption of SFAS 142.

      In conjunction with the adoption of SFAS 142, the Company reassessed the estimated useful lives of previously recognized intangible assets. A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico personal communications services (“PCS”) licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico PCS licenses. The Company’s cable franchises in Puerto Rico are issued for either ten or twenty-year periods, and are subject to renewal by the Telecommunications Regulatory Board of Puerto Rico (“TRB”). The TRB’s process for granting cable franchise renewals is routine and renewals are more likely than not to be granted. Additionally, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its Puerto Rico cable franchises. As a result, the U.S. wireless and Puerto Rico PCS licenses and the cable franchise costs will be treated as indefinite-lived intangible assets under the provisions of SFAS 142 and will not be amortized but rather will be tested for impairment. The Company will reevaluate the estimated useful life determination for U.S. wireless and Puerto Rico PCS licenses and Puerto Rico cable franchise costs each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses have a finite life and therefore are being amortized over a twenty year period, (i.e. the life of the license, using the straight-line method).

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

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

indistinguishable. Prior to the adoption of SFAS 142, the Company amortized both U.S. wireless licenses and the related goodwill, and cable franchise costs and the related goodwill, over the same respective periods using the straight-line method.

      In conjunction with the adoption of SFAS 142, the Company reclassified approximately $67,583 of U.S. wireless goodwill to U.S. wireless licenses and approximately $37,965 of Caribbean broadband goodwill to cable franchise costs. Amounts for fiscal 2002 have been reclassified to conform to the presentation adopted on June 1, 2002. In connection with these reclassifications, the Company recorded an additional deferred tax liability of $69,327 as of June 1, 2002, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which represented the tax on tax effect resulting from stepping up the wireless licenses and cable franchise rights. The offsetting increase related to recognizing this deferred tax liability was recorded to U.S. wireless licenses and cable franchise costs, consistent with the approach of treating U.S. wireless licenses and cable franchise costs of $45,055 and $24,272, respectively, as the excess in the purchase price allocations for transactions in which the predominant assets acquired were U.S. wireless licenses and cable franchises. This reclassification, including the related effect of deferred taxes, had no material effect on the Company’s consolidated results of operations.

      As a result of the adoption of SFAS 142, previously recognized goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization is performed using a residual value approach. A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at its corporate weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceed their respective fair value, an impairment loss is recognized in an amount equal to the excess.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      The following tables present the effect of SFAS 142 on reported net loss and loss per share had the standard been in effect for the fiscal year ended May 31, 2002:

	Fiscal Year Ended May 31,

	2004	2003	2002

Reported net loss	$(22,792)	$(111,646)	$(79,638)
Goodwill amortization	—	—	3,697
U.S. wireless licenses amortization	—	—	6,930
Caribbean wireless licenses amortization — Puerto Rico	—	—	1,020
Cable franchise costs amortization	—	—	7,569

Adjusted net loss	$(22,792)	$(111,646)	$(60,422)

	Fiscal Year Ended May 31,

	2004	2003	2002

Reported basic and diluted loss per share	$(0.23)	$(1.17)	$(0.84)
Goodwill amortization	—	—	0.04
U.S. wireless licenses amortization	—	—	0.07
Caribbean wireless licenses amortization — Puerto Rico	—	—	0.01
Cable franchise costs amortization	—	—	0.08

Adjusted basic and diluted loss per share	$(0.23)	$(1.17)	$(0.64)

      The Company performed its annual goodwill and indefinite lived intangible asset impairment analysis during the third quarter of fiscal year 2004. Based upon the results of these analyses, no impairments were noted during the fiscal year ended May 31, 2004.

      In accordance with SFAS 142, based on net subscriber losses and the estimated resulting loss of future revenue, the Company recorded a pre-tax impairment charge of $165,154 to the cable franchise costs asset in the Caribbean broadband business during the fiscal year ended May 31, 2003.

      The following tables presents the intangible assets not subject to amortization and shows the impairment charge recorded in accordance with SFAS 142 during the fiscal years ended May 31, 2004 and May 31, 2003:

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2003	Acquired	Recognized	2004

U.S. wireless licenses(2)	$371,766	$—	$—	$371,766
Caribbean wireless licenses — Puerto Rico(1)	54,159	—	—	54,159
Cable franchise costs(2)	52,139	—	—	52,139

Total	$478,064	$—	$—	$478,064

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2002	Acquired	Recognized	2003

U.S. wireless licenses(2)	$371,766	$—	$—	$371,766
Caribbean wireless licenses — Puerto Rico(1)	54,159	—	—	54,159
Cable franchise costs(2)	217,293	—	165,154	52,139

Total	$643,218	$—	$165,154	$478,064

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

(2)	Includes SFAS 109 adjustments of $45,000 and $24,300 to U.S. wireless licenses and cable franchise costs, respectively.

Other Intangible Assets Subject to Amortization

      The following table presents other intangible assets subject to amortization:

		As of May 31, 2004		As of May 31, 2003

	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$3,667	$20,000	$2,667
Customer lists	4-5 years	48,470	39,989	48,470	29,939
Transmission and connecting rights	25 years	2,192	1,352	2,192	1,264
Cable facility	25 years	6,000	1,790	6,000	1,550

Total		$76,662	$46,798	$76,662	$35,420

      Other intangible assets amortization expense was $11,378, $12,458 and $38,059 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. Based solely on the finite lived intangible assets existing at May 31, 2004, the amortization expense for the next five fiscal years is estimated to be $7,017 in 2005, $4,119 in 2006, $1,328 in 2007, $1,328 in 2008 and $1,328 in 2009.

Goodwill

      The goodwill balance in the Caribbean wireless segment was $22,517 at May 31, 2004 and 2003. The goodwill balance in the Caribbean broadband segment was $4,187 at May 31, 2004 and 2003.

Valuation of Long-Lived Assets:

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those assets be measured at the lower of carrying amount or

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

fair value less cost to sell. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS 144 on June 1, 2002.

      Long-lived assets such as property, plant and equipment, license costs and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted future cash flows for the businesses with the carrying value of the long-lived assets (see Note 2).

Derivative Financial Instruments:

      Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. Amounts paid or received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense.

      On June 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 133, the Company’s interest rate swaps and collar qualify for cash flow hedge accounting. The Company recorded a transition adjustment of $4,499, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. In connection with the adoption of SFAS 133, the Company recorded a liability of $7,626. This increase was the result of adjusting the carrying amounts of the Company’s derivatives to reflect their fair values on June 1, 2001.

      During the fiscal year ended May 31, 2002, the Company recorded an additional $3,023, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company increased its liabilities by $5,320 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at May 31, 2002.

      During the fiscal year ended May 31, 2003, the Company recorded a reduction of $2,928, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of interest rate swap and collar agreements. The Company decreased its liabilities by $5,030 as a result of adjusting the carrying amounts of its derivatives to reflect their fair values at May 31, 2003.

      As a result of the Debt Refinancing (see note 6), as of May 31, 2004, the Company terminated all of its derivative financial instruments. Prior to the termination of the derivatives, the Company recorded a reduction of $2,294, net of tax, in accumulated other comprehensive loss and also decreased its liabilities by $3,980 due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, the Company recorded $2,300 to other comprehensive income, which is included as a reduction in interest expense in the consolidated statements of operations.

      In connection with the termination of the Company’s derivative financial instruments the Company also incurred and paid breakage fees of $1,892, which were recorded as interest expense in the Consolidated Statement of Operations.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Revenue Recognition:

Wireless revenue

      The Company recognizes wireless service revenue in the period the service is provided to its customers. Services billed in advance are recorded as deferred revenue and recognized as income when earned. Revenue from sales of handsets and accessories are recognized in the period these products are sold to the customer. The Company has multiple billing cycles, all of which span our quarter-ends. As a result of our billing cycle cut-off times, the Company accrues for service revenue earned, but not yet billed, at the end of each quarter. Prior to September 1, 2003, revenue from activation fees was recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

      In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company has determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the statement of operations. The Company adopted EITF No. 00-21 effective September 1, 2003 and is applying it on a prospective basis. Since the Company adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. Because activation fees are not material, the Company’s adoption of EITF No. 00-21 did not have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows. Revenue from other services is recognized when earned.

Broadband revenue:

      The Company recognizes broadband revenue in the period service is provided to its customers. The Company has multiple billing cycles, all of which span the end of its fiscal quarterly periods. As a result of its billing cycle cut-off times, the Company accrues for switched and dedicated revenue earned, but not yet billed, at the end of each of its fiscal quarters. The Company recognizes revenue from one-time, up-front installation or set-up fees over the estimated term of the customer relationship.

Other revenue:

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Income Taxes:

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax balance will not be realized. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.

Earnings (Loss) per Share:

      Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. Due to the net loss incurred for the fiscal years ended May 31, 2004, 2003 and 2002, all options outstanding during that period were anti-dilutive, thus basic and diluted shares were equal.

Foreign Currency Translation:

      The U.S. dollar is the functional currency of the Company’s worldwide operations. Gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

Compensated Absences:

      Employees of the Company are entitled to paid vacation depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because the amount is not reasonably estimable.

Stock-Based Compensation:

      Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply APB No. 25 and follow the disclosure only provisions of SFAS 123.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 serves as an amendment to SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      For disclosure purposes, pro forma net loss and loss per share as if the Company had applied SFAS 123 are shown below:

	Fiscal Year Ended May 31,

	2004	2003	2002

Net loss:
As reported	$(22,792)	$(111,646)	$(79,638)
Add: stock-based employee compensation expense included in reported net loss	$7	$—	$646
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	$(1,899)	$(3,659)	$(5,785)
Pro forma	$(24,864)	$(115,305)	$(84,777)
Loss per share:
Basic and diluted:
As reported	$(0.23)	$(1.17)	$(0.84)
Pro forma	$(0.25)	$(1.21)	$(0.89)

      The fair value of options granted under the Company’s stock option plans during fiscal 2004, 2003 and 2002 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,

	2004	2003	2002

Expected volatility	126.3%	128.4%	80.7%
Risk-free interest rate	3.5%	2.3%	4.1%
Expected lives of option grants	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

Management Estimates:

      The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangible assets and other long-lived assets.

Reclassifications:

      Certain prior year information has been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 on June 1, 2003. The Company’s obligations under SFAS 143 arise from certain of its cell site leases and result primarily from the Company’s contractual requirements to remove its equipment from such leased sites

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

at the end of the lease. The adoption of this statement did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 serves as an amendment to and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to “SFAS 133 Implementation Issues,” which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows. Additionally, as a result of concerns over implementation and measurement issues, the FASB unanimously decided to defer the application of SFAS 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 were effective for the Company as of February 28, 2003, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The initial recognition and initial measurement provisions of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities, or VIEs, should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, application of FIN 46R is required in financial statements of public entities that have interests in a VIE or potential VIEs that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for those companies that do not have VIE’s commonly referred to as special-purpose entities, FIN 46R should be applied no later than the end of the first reporting period that ends after March 15, 2004. The Company has determined that they have no special-purpose entities. As such, FIN 46R will be effective for the Company as of May 31, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

Note 2.	Long-Lived Assets

      During the third quarter of fiscal 2003, the Company performed an impairment evaluation of its long-lived assets in its Caribbean broadband businesses. This evaluation was made because during the period the Company determined that certain undersea cable assets would be underutilized. The tests were performed by comparing the aggregate estimated undiscounted future cash flows to the carrying amount of the long-lived assets. The undersea cable assets are a component of property, plant and equipment, net, in the consolidated balance sheet. As a result of this evaluation, the Company recorded a pre-tax impairment charge of $24,337 on these assets for the fiscal year ended May 31, 2003. There was no impairment noted for the fiscal year ended May 31, 2004.

      During fiscal 2002, the Company recorded a pre-tax loss on impairment of assets of $33,985 related to a write-down of its Jamaica operations and certain non-Caribbean undersea fiber-optic cables. These write-downs were taken due to a decrease in the estimated future cash flows of these assets. Fair value was determined based on current market values of similar assets. The pre-tax loss on impairment of assets included $24,349 and $9,636 related to assets included in the Caribbean wireless and Caribbean broadband segments, respectively. See Note 3 for a discussion of the sale of the Company’s Jamaican wireless operation and its Jamaican Internet service provider operation.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      The following table presents a roll forward from June 1, 2002 to May 31, 2004 of the undersea cable assets for which the Company recorded an impairment charge for the year ended May 31, 2002:

Balance at June 1, 2002	$56,392
Net Dispositions	(2,640)
Depreciation	(2,324)
Impairment	(24,337)

Balance at May 31, 2003	27,091
Net Dispositions	—
Additions	918
Depreciation	(2,310)
Impairment	—

Balance at May 31, 2004	$25,699

Note 3.	Acquisitions and Dispositions

      In August 2002, the Company entered into an agreement to sell its 60% interest in Infochannel Limited, a Jamaican Internet service provider, for $3,000. This transaction, which was initiated in fiscal 2002, closed in the third quarter of fiscal 2003. The Company recorded a pre-tax gain of $306 on this transaction, which is included in loss (gain) on disposition of assets in the consolidated statement of operations. The Company acquired its 60% interest in Infochannel Limited, for $8,000 in cash. See Note 2 for a discussion on a pre-tax loss on impairment of assets recorded during the fiscal year ended May 31, 2002 related to the Company’s Jamaican Internet Service provider operation. In connection with the sale, the Company received $1,500 in cash and a promissory note for the balance of $1,500. The obligors on the note were Infochannel and Patrick Terrelonge, its chief executive officer. The obligors on the note have defaulted on their obligations to repay the note in full. Accordingly, the Company has commenced legal proceedings against the obligors to collect the amounts due under the note. As of May 31, 2004, the Company determined that it is probable that neither Infochannel nor Mr. Terrelonge will satisfy the note and recorded a charge of $1,513 to fully reserve for the note and accrued interest.

      In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica (“CDJ”), to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. The Company recorded a pre-tax gain of $2,626, which is included in loss (gain) on disposition of assets in the consolidated statement of operations.

      During the fiscal year ended May 31, 2004, the Company sold 14 telecommunications towers to AAT Communications Corp (“AAT”) for proceeds of approximately $2,553.

      During the fiscal year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. Under the terms of the agreement, the Company leased back the space on the telecommunications towers from AAT. As a result of provisions in the master sale-leaseback agreement that provides for continuing involvement by the Company, the Company accounted for the sale and lease-back of certain towers as a finance obligation for $12,571 in the consolidated balance sheet. The Company includes these telecommunications towers on the consolidated balance sheet and depreciates them with the finance obligation being repaid through monthly rent payments to AAT. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers to AAT and is

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

accounting for substantially all payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. The remaining unamortized deferred gain totaled $6,175 and $5,831 at May 31, 2004 and 2003, respectively.

Other:

      In June 2001, the Company entered into definitive, multi-year agreements with Global Crossing Ltd., or Global Crossing, for the purchase and sale of fiber-optic undersea capacity connecting the Caribbean and the United States and other products and services in the Caribbean. In December 2001, March 2002 and April 2003, Global Crossing and the Company restructured these agreements and significantly reduced the commitments to one another. As of May 31, 2003, the Company paid $45,000 (of which $15,000 was paid in fiscal year 2002 and $30,000 was paid in fiscal year 2001) to Global Crossing and received $10,400 (of which $5.9 million was received in fiscal year 2002 and $4,500 was received in fiscal year 2001) from Global Crossing. Under the restructured agreements, the Company has paid Global Crossing a net amount of $34,600 ($45,000 less forfeitures by Global Crossing of $10,400) in exchange for fiber-optic undersea capacity connecting Puerto Rico and the United States and other routes on the Global Crossing network and received a $1,700 credit that was applied in the fiscal year ended May 31, 2004 towards the purchase of products and services on the Global Crossing network, including, without limitation, prepaid maintenance costs on the undersea capacity and a $1,200 credit that was applied during the fiscal year ended May 31, 2003 for voice services. The fiber-optic undersea capacity received by the Company from Global Crossing is included in property, plant and equipment, net in the consolidated balance sheet and is being amortized over its useful and contractual life of 15 years. The Company has not recognized any revenue from Global Crossing under this transaction.

Note 4.	Equity Investments in Wireless Systems

      The following represents the Company’s ownership percentage of the wireless partnerships in which the Company’s investments are accounted for by the equity method as of May 31, 2004 and 2003:

	Ownership %

Wireless Partnership	2004	2003

Cal-One Cellular Limited Partnership	6.9%	6.9%
Pennsylvania RSA-6 (I) Limited Partnership	14.3%	14.3%

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

partnerships’ financial statements and adjusted for interim financial activity from the wireless partnerships’ calendar year end to the Company’s fiscal year end.

	May 31,

(Unaudited)	2004	2003

Assets
Current	$10,130	$8,991
Noncurrent	13,048	12,671

Total assets	$23,178	$21,662

Liabilities and Partners’ Capital
Current liabilities	$1,514	$1,151
Non-current liabilities	366	—
Partners’ capital	21,298	20,511

Total liabilities and partners’ capital	$23,178	$21,662

	Fiscal Year Ended May 31,

(Unaudited)	2004	2003	2002

Results of Operations
Revenue	$17,773	$14,304	$16,900
Costs and expenses	16,163	12,265	11,976
Other expense	590	467	372

Net income	$1,020	$1,572	$4,552

Company share of partnership net income	$143	$192	$564

Note 5. Supplementary Financial Information

      Property, plant and equipment consists of the following:

	May 31,

	2004	2003

Land	$4,247	$3,277
Transmission and distribution systems and related equipment(1)	1,002,265	899,503
Miscellaneous equipment and furniture and fixtures	172,966	148,666
PCS phones	70,907	62,353

	1,250,385	1,113,799
Accumulated depreciation	(556,767)	(435,565)

Property, plant and equipment, net	$693,618	$678,234

(1)	Inclusive of assets recorded under capital lease assets of $33,636 and $20,014 for fiscal 2004 and 2003, respectively

      Depreciation expense was approximately $129,613, $126,607 and $119,344 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      Accrued expenses and other current liabilities consist of the following:

	May 31,

	2004	2003

Accrued miscellaneous	$75,808	$54,177
Deferred revenue and customer deposits	33,036	31,332
Accrued interest payable	51,186	24,129
Accrued income taxes payable	43,960	43,323

Accrued expenses and other current liabilities	$203,990	$152,961

Note 6.	Debt

Long-term debt consists of the following:

	May 31,

	2004	2003

New Senior Secured Credit Facility — Term Loans	$598,500	$—
Old Senior Secured Credit Facility — Term Loans	—	946,864
Old Senior Secured Credit Facility — Revolving Credit Facility	—	200,000
8 1/8% Senior Unsecured Notes due 2014	325,000	—
10 1/8% Senior Unsecured Notes due 2013	500,000	—
10 3/4% Senior Subordinated Notes due 2008	300,000	370,000
Mezzanine Debt	—	202,794
Cable TV Credit Facility	—	11,688
Capital Lease Obligations	31,141	19,991
Financing Obligation — Tower Sale	13,225	12,571
10 1/8% Senior Notes due 2005	—	219

Total Long-Term Debt	1,767,866	1,764,127
Current Portion of Long-Term Debt	(5,850)	(89,315)

Net Long-Term Debt	$1,762,016	$1,674,812

      On February 9, 2004, the Company and its wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-issuers, issued $325,000 aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”), in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, CCOC and CPROC, as co-borrowers, entered into a new $750,000 senior secured credit facility (the “New Senior Secured Credit Facility”). The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing.

      The Company received $905,375 (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used these funds to make the following payments:

•	$627,622 to repay all principal amounts outstanding under the Company’s prior credit facility (“ the Old Senior Secured Credit Facility”), which extinguished the Old Senior Secured Credit Facility;

•	$197,304 to repurchase all of the Company’s outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13%;

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

•	$73,763 to repurchase or redeem $70,000 aggregate principal amount of the Company’s outstanding $370,000 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”);

•	$1,892 to pay applicable breakage fees on the termination of the Company’s interest rate swap and collar agreements; and

•	$4,794 to pay fees, expenses and accrued interest related to the Debt Refinancing.

      The New Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an aggregate principal amount of $600,000 which requires quarterly amortization payments in an aggregate principal amount of $1,500 in fiscal year 2004, $6,000 in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4,500 in fiscal year 2010 and the balance of $564,000 in two equal installments of $282,000 in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000 that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At May 31, 2004, $598,500 was outstanding under the New Senior Secured Credit Facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable on such date.

      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate (“LIBOR”) (weighted average rate of 1.18% as of May 31, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. The Company’s obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

      As a result of the Debt Refinancing, as of May 31, 2004, the Company terminated all of its derivative financial instruments. Prior to the termination of the derivatives, the Company recorded an increase of $2,294, net of tax, in accumulated other comprehensive loss and also decreased its liabilities by $3,980 due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, the Company recorded $2,300 of other comprehensive income. In connection with the termination of the Company’s derivative financial instruments, the Company also incurred and paid breakage fees of $1,892, which were recorded as interest expense in the consolidated statement of operations.

      On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”). CPROC is a guarantor of the 2013 Senior Notes. The Company used the net proceeds from the 2013 Senior Notes offering to make repayments of $470,000 under the Old Senior Secured Credit Facility.

      The Company capitalized $49,982 of debt issuance costs, including $25,170 and $22,894 in connection with the issuance of the 2013 Senior Notes and the Debt Refinancing, respectively, during the fiscal year ended May 31, 2004. As a result of the extinguishment of the Old Senior Secured Credit Facility and a portion of the 2008 Senior Subordinated Notes, the Company wrote-off $52,893, net of accumulated amortization of $29,530, in debt issuance costs for the fiscal year ended May 31, 2004. The Company recorded a loss on extinguishment of debt of $39,176 for the fiscal year ended May 31, 2004.

      In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, the Company repurchased or redeemed $70,000 aggregate principal amount of such notes. As of May 31, 2004, $300,000 of the 2008 Senior Subordinated Notes are outstanding.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      Prior to the Debt Refinancing, an affiliate of Welsh, Carson, Anderson and Stowe, the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes, or approximately 51%. Approximately $34,852, or 49.9%, of the $70,000 of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh, Carson, Anderson and Stowe.

      In 1999, the Company issued $180,000 of Mezzanine Debt and common shares of the Company. All of the Mezzanine Debt was held by an affiliate of Welsh, Carson, Anderson and Stowe. On November 10, 2003, proceeds of $36,750 from the Company’s equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197,304 from the Debt Refinancing were used to repurchase all of the Company’s outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of May 31, 2004, the Company had repaid all amounts owed under the Mezzanine Debt.

      In January 2002, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), a wholly-owned subsidiary of the Company, entered into a $15,000 credit agreement with Banco Popular de Puerto Rico (the “Cable TV Credit Facility”) to fund the digital conversion of its cable operations. As of May 31, 2004, Centennial Cable had repaid all amounts owed under the Cable TV Credit Facility and terminated the facility.

      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at May 31, 2004.

      The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2004 are summarized as follows:

May 31, 2005	$5,850
May 31, 2006	5,946
May 31, 2007	5,957
May 31, 2008	6,088
May 31, 2009	306,272
May 31, 2010 and thereafter	1,437,753

$1,767,866

      Interest expense, as reflected on the consolidated financial statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2004, 2003 and 2002 was approximately $163,823, $147,175 and $151,771, respectively.

Note 7.	Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities and short-term debt approximate fair value because of the short-term maturity of these financial instruments. Fair value is determined by the most

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

recently traded price of the security at the consolidated balance sheet date. The estimated fair value of the Company’s debt and derivative financial instruments is summarized as follows:

	May 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,767,866	$1,787,085	$1,764,127	$1,698,012
Derivative financial instruments:
Interest rate swap agreements	—	—	5,433	5,433
Interest rate collar agreement	—	—	2,483	2,483

      Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair values of the interest rate swap and collar agreements at May 31, 2003 were estimated using quotes from brokers.

Note 8.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:

      In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the first or last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The number of shares purchased during the fiscal years ended May 31, 2004, 2003 and 2002 were 298,894, 199,740 and 166,035, respectively.

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

      For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. During the fiscal year ended May 31, 2004, no shares of restricted stock were issued under the 1999 Stock Option Plan. As of May 31, 2004, 2003 and 2002, 74,648, 74,648 and 129,506 shares of common stock, respectively, were outstanding as restricted stock under the 1999 Stock Option Plan.

      A summary of the status of the Company’s stock options as of May 31, 2002, 2003 and 2004 and changes during the fiscal years then ended are presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding, June 1, 2001 (2,147,677 exercisable shares at a weighted-average exercise price of $8.07)	7,359,387	$10.80
Granted	2,092,600	8.34
Exercised	(335,306)	4.73
Canceled/forfeited	(501,849)	11.65

Outstanding, May 31, 2002 (3,645,688 exercisable shares at a weighted-average exercise price of $9.51)	8,614,832	$10.39
Granted	820,000	2.62
Exercised	—	—
Canceled/forfeited	(4,725,477)	15.36

Outstanding, May 31, 2003 (2,396,923 exercisable shares at a weighted-average exercise price of $6.05)	4,709,355	5.57
Granted	3,223,025	5.17
Exercised	(301,144)	6.09
Canceled/forfeited	(700,076)	8.88

Outstanding, May 31, 2004 (2,983,986 exercisable shares at a weighted-average exercise price of $5.31)	6,931,160	5.12

      The following table summarizes information about options outstanding at May 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Options	Remaining	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.88-5.63	6,217,160	8.51 years	$4.54	2,732,610	$4.50
$6.00-13.56	583,200	7.17 years	8.61	128,576	10.98
$16.13-19.03	122,100	6.03 years	17.00	114,100	16.86
$24.38	8,700	5.79 years	24.38	8,700	24.38

	6,931,160	8.05 years	$5.12	2,983,986	$5.31

      The estimated weighted-average fair value of options granted during fiscal 2004, 2003 and 2002 were $4.17 per share, $2.10 per share and $5.12 per share, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

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

     Retirement Plans

      The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,905, $1,096 and $1,000 for the fiscal years ended May 31, 2004, 2003, and 2002, respectively. The profit sharing component of the expense for fiscal year 2004 was $746. There was no profit sharing component for the fiscal years ended May 31, 2003 and 2002.

Note 9.	Income Taxes

      Earnings (loss) before income taxes and minority interest in loss of subsidiaries are as follows:

	Year Ended May 31,

	2004	2003	2002

Domestic	$(8,320)	$18,440	$295
Foreign	(7,393)	(199,501)	(93,493)

Total	$(15,713)	$(181,061)	$(93,198)

      The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,

	2004	2003	2002

Current:
Federal	$(1,069)	$5,559	$(16,212)
State	407	2,141	3,194
Foreign	4,726	1,785	137

	4,064	9,485	(12,881)

Deferred
Federal	(1,587)	(42,469)	278
State	4,877	(2,688)	740
Foreign	(902)	(34,232)	(917)

	2,388	(79,389)	101

Total	$6,452	$(69,904)	$(12,780)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,

	2004	2003	2002

Computed tax expense (benefit) at federal statutory rate on the loss before income taxes and minority interest	$(5,498)	$(63,371)	$(32,619)
Nondeductible amortization resulting from acquired subsidiaries	—	—	2,858
State and local income tax provision (benefit), net of federal income tax benefit	3,435	(355)	2,557
Book impairment of nondeductible basis difference	—	(17,720)	2,101
Acquired tax NOLs for which no tax benefit had been previously recorded	—	—	(5,877)
Nondeductible interest related to high yield debt obligation	2,026	1,971	677
Basis difference realized upon disposition of subsidiaries	—	(2,776)	—
Foreign taxes and rate differential	4,721	1,393	—
Foreign loss not subject to income tax	—	7,971	16,703
Foreign valuation allowances	1,719	1,931	—
Other	49	1,052	820

	$6,452	$(69,904)	$(12,780)

      Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,

	2004	2003

Deferred Tax Assets:
Tax loss and credit carryforwards	$128,728	$66,097
High yield debt obligation	—	15,035
Unrealized loss on interest rate swaps	—	3,193
Bad debt reserve	2,233	2,460
Deferred income	1,931	2,542
Other	4,184	4,404
Valuation allowance	(32,206)	(28,314)

	104,870	65,417

Deferred Tax Liabilities:
Amortization of intangible assets	80,396	60,183
Depreciation of fixed assets	92,508	67,006

	172,904	127,189

Net deferred tax assets/(liabilities)	$(68,034)	$(61,772)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      At May 31, 2004, the Company’s consolidated balance sheet includes a current deferred tax asset of $9,020 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $77,054.

      At May 31, 2004, the Company had approximately $238,083 of net operating loss carryforwards for federal income tax purposes, expiring between 2012 through 2025, approximately $28,014 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $199,494 of state tax net operating loss carryforwards, expiring between 2005 through 2020. A valuation allowance has been recorded against approximately $132,954 of the state net operating loss carryforwards. In addition, the Company had approximately $18,209 of net operating loss carryforwards for Dominican Republic income tax purposes, expiring in 2006 and 2007. A full valuation allowance has been recorded against these net operating loss carryforwards. The Company had approximately $55,027 of net operating loss carryforwards for Puerto Rican income tax purposes, expiring between 2008 and 2012. A valuation allowance has been recorded against $52,714 of these net operating loss carryforwards.

      At May 31, 2004, the Company has U.S. federal alternative minimum tax credit carryforwards of approximately $13,924 and Puerto Rico minimum tax credit carryforwards of approximately $542 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

      Based on its business projections, the Company believes that it is more likely than not that its deferred tax assets will be realized due to the future reversal of its taxable temporary differences related to definite-lived fixed assets, as well as the indefinite carryforward period related to its federal minimum tax credit carryforwards. In addition, the Company expects to generate future taxable income, exclusive of reversing temporary differences, or implement appropriate tax strategies to utilize the loss carryforwards within the carryforward period.

      The Company does not have any undistributed earnings from its foreign subsidiaries and therefore has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries.

      The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $82, $0, and $332 for the years ended May 31, 2004, 2003 and 2002, respectively.

      For the year ended May 31, 2003, the Company recorded a decrease in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $3,193. The Company has terminated its swap agreements during the year ended May 31, 2004; therefore, no deferred taxes remain on this liability.

     Expense in Lieu of Income Taxes:

      In accordance with the terms of the Concession Contract signed with the Dominican Government, which was in effect until December 2002, AACR, an 80% owned subsidiary of the Company, had an exemption from income tax. However, AACR was subject to a Canon Tax equal to 10% of gross Dominican Republic revenues, after deducting charges for access to the local network, plus 10% of net international settlement revenues. The Canon Tax, which was included in cost of services in the consolidated statements of operations, is based on the amounts collected monthly by AACR and is payable within the first ten days of the month following collection.

      Effective January 1, 2003, all telecommunications companies in the Dominican Republic were required to adopt the tax system established by the Dominican Republic Tax Code. Therefore, AACR is no longer subject to the Canon Tax but now pays a tax equal to 25% of taxable profits with a minimum tax of 1.5% on

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

gross revenues. The change to the income tax system did not have a material effect on the Company’s financial position for the year ended May 31, 2003.

Note 10.	Related Party Transactions

      Welsh Carson and its affiliates hold approximately 54% of the Company’s outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of the Company’s outstanding common stock. The Company entered into a stockholders’ agreement with Welsh Carson VIII and Blackstone Capital Partners (“Blackstone”), under which an affiliate of each of Welsh Carson VIII and Blackstone receives an annual monitoring fee of $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2004, 2003 and 2002. At May 31, 2004 and 2003, $125 of such amounts was recorded within payable to affiliates in the Company’s consolidated balance sheets.

      In January 1999, the Company issued the Mezzanine Debt to affiliates of Welsh Carson. During fiscal 2004, the Company repaid all of the Mezzanine Debt in full in connection with its refinancing transactions.

      Prior to the Company’s Debt Refinancing in February 2004, an affiliate of Welsh Carson, Anderson and Stowe, the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, the Company redeemed or repurchased $70,000 of the 2008 Senior Subordinated Notes, of which approximately $34,852 was redeemed and repurchased from an affiliate of Welsh Carson, Anderson and Stowe.

      The Company is a party to various transactions involving entities controlled by Abraham Selman, the 20% minority shareholder in AACR. During the fiscal year ended May 31, 2004, the Company paid entities owned by Mr. Selman amounts totaling approximately $875, including $740 related to the build-out of AACR’s operations in the Dominican Republic. At May 31, 2004, the Company was owed approximately $273 by companies under Mr. Selman’s control.

      In connection with the Company’s $500,000 2013 Senior Notes offering and related amendment to the old Senior Secured Credit Facility, the Company reimbursed Welsh Carson and The Blackstone Group for their outside counsel legal fees in the amount of $1,119 and $125, respectively.

Note 11.	Commitments and Contingencies

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

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

intent or not less than $15,000 in damages. The Company does not believe any damage payments would have a material adverse effect on our results of operations.

      The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business or results of operations.

Guarantees:

      The Company currently does not guarantee the debt of any entity outside its consolidated group. In the ordinary course of its business, the Company enters into agreements with third parties that provide for indemnification of counterparties. Examples of these types of agreements are underwriting agreements entered into in connection with securities offerings and agreements relating to the sale or purchase of assets. The duration, triggering events, maximum exposure and other terms under these indemnification provisions vary from agreement to agreement. In general, the indemnification provisions require the Company to indemnify the other party to the agreement against losses it may suffer as a result of the Company’s breach of its representations and warranties contained in the underlying agreement or for misleading information contained in a securities offering document.

      The Company is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the actual amounts are dependant on future events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has never incurred any material costs relating to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these agreements is minimal.

Lease Commitments:

      The Company leases facilities and equipment under noncancelable operating and capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease. Additionally, as discussed in Note 3, during both fiscal years ended May 31, 2004 and 2003, the Company entered into sale-leaseback transactions where the Company sold telecommunication towers and leased back the same telecommunications towers. As a result of provisions in the sale and lease-back agreements that provide for continuing involvement by the Company, the Company accounted for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. The Company has recognized a deferred gain on the sale of such telecommunications towers and is accounting for substantially all of its leases under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      As of May 31, 2004, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2005	$11,813	$681	$11,132	$4,775
May 31, 2006	10,064	531	9,533	4,909
May 31, 2007	7,743	324	7,419	4,950
May 31, 2008	6,397	238	6,159	5,103
May 31, 2009	5,434	119	5,315	5,292
May 31, 2010 and thereafter	62,294	—	62,294	111,596

Total minimum lease payments	$103,745	$1,893	$101,852	136,625

Less amount representing interest				(92,259)

Present value of net minimum lease payments				$44,366

      Rent expense under operating leases was approximately $25,716, $23,901 and $22,977 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

Other Commitments and Contingencies:

      In May 2003, the Company entered into a multi-year agreement with Ericsson, Inc., to purchase equipment and services from Ericsson to overlay the Company’s U.S. wireless networks with global system for mobile communications (“GSM”)/general packet radio service (“GPRS”) technology. The Company has committed to purchase a total of approximately $15,873 of equipment and services under this agreement. As of May 31, 2004, the Company has paid $5,174 in connection with this agreement.

      In fiscal 2003 the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology (“TDMA”) and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network. The GSM overlay has required in fiscal 2004 and will require in fiscal 2005 approximately $10,000 to $15,000 of incremental expenditures above the Company’s historical U.S. wireless expenditure levels. In connection with the roaming agreement with AT&T Wireless, AT&T Wireless granted the Company two separate options to purchase 10MHz of spectrum covering an aggregate of approximately 4.2 million Pops in Michigan and Indiana. The aggregate exercise price of the options is $20,000, but the options may be exercised on a proportionate basis for less than all of the 4.2 million Pops. The options have a two-year term.

      During the fiscal year ended May 31, 2003, an affiliate of Welsh Carson purchased in open market transactions approximately $153,000 principal amount of the 2008 Senior Subordinated Notes. Together with the previous purchases, the Welsh Carson affiliate held approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As part of the February 2004 refinancing transactions,

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

the Company redeemed $70.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, reflecting approximately $34,852 principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

Note 12.	Condensed Consolidating Financial Data

      CCOC and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the $370,000 2008 Senior Subordinated Notes issued by the Company, and CPROC has unconditionally guaranteed the notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Assets
Current assets:
Cash and cash equivalents	$42,484	$—	$69,620	$—	$—	$112,104
Accounts receivable, net	37,010	—	52,503	—	—	89,513
Inventory — phones and accessories, net	2,756	—	13,230	—	—	15,986
Prepaid expenses and other current assets	3,452	—	29,266	—	—	32,718

Total current assets	85,702	—	164,619	—	—	250,321
Property, plant & equipment, net	285,004	—	408,614	—	—	693,618
Equity investments, net	—	—	2,697	—	—	2,697
Debt issuance costs, net	24,082	—	30,866	—	—	54,948
U.S. wireless licenses	—	—	371,766	—	—	371,766
Caribbean wireless licenses, net	—	—	70,492	—	—	70,492
Cable franchise costs	—	—	52,139	—	—	52,139
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	1,361,804	1,228,067	629,423	(3,219,294)	—
Investment in subsidiaries	—	(322,879)	767,558	(924,118)	479,439	—
Other assets, net	4,889	—	36,495	—	(24,422)	16,962

Total	$403,863	$1,038,925	$3,155,831	$(294,695)	$(2,764,277)	$1,539,647

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$34	$6,000	$(184)	$—	$—	$5,850
Accounts payable	9,488	—	17,998	—	—	27,486
Accrued expenses and other current liabilities	525,704	—	370,696	—	(692,410)	203,990
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	535,226	6,000	388,635	—	(692,410)	237,451
Long-term debt	829,119	894,100	38,797	—	—	1,762,016
Deferred federal income taxes	—	—	77,054	—	—	77,054
Other liabilities	—	—	10,224	—	—	10,224
Intercompany	6,321	933,643	1,673,982	253,946	(2,867,892)	—
Minority interest in subsidiaries	—	—	1,543	—	—	1,543
Stockholders’ (deficit) equity:
Common stock	—	—	1,003	1,032	(1,003)	1,032
Preferred stock	—	—	—	—		—
Additional paid-in capital	(818,498)	—	1,716,207	474,918	(897,709)	474,918
Accumulated deficit	(148,305)	(794,818)	(751,614)	(1,023,514)	1,694,737	(1,023,514)
Accumulated other comprehensive loss	—	—	—	—	—	—

	(966,803)	(794,818)	965,596	(547,564)	796,025	(547,564)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(966,803)	(794,818)	965,596	(548,641)	796,025	(548,641)

Total	$403,863	$1,038,925	$3,155,831	$(294,695)	$(2,764,277)	$1,539,647

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Fiscal Year Ended May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$342,689	$—	$498,458	$—	$(12,306)	$828,841

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	47,228	—	129,083	—	(11,722)	164,589
Cost of equipment sold	26,931	—	59,140	—	—	86,071
Sales and marketing	34,723	—	57,518	—	—	92,241
General and administrative	70,209	—	87,312	—	(584)	156,937
Depreciation and amortization	59,597	—	81,394	—	—	140,991
Loss (Gain) on disposition of assets	2,096	—	(596)	—	—	1,500

	240,784	—	413,851	—	(12,306)	642,329

Operating income	101,905	—	84,607	—	—	186,512

Income from equity investments	—	—	143	—	—	143
Income (loss) from investments in subsidiaries	—	119,218	(122,941)	119,218	(115,495)	—
Interest (expense) income, net	(94,207)	(21,218)	94,207	(142,010)	—	(163,228)
Loss on extinguishment of debt	—	(39,176)	—	—	—	(39,176)
Dividend (expense) income	(130,200)	—	130,200	—	—	—
Other expenses	—	—	36	—	—	36
Intercompany interest allocation	—	60,394	(60,394)	—	—	—

(Loss) income before income tax expense and minority interest	(122,502)	119,218	125,858	(22,792)	(115,495)	(15,713)
Income tax expense	(439)		(6,013)	—	—	(6,452)

(Loss) income before minority interest	(122,941)	119,218	119,845	(22,792)	(115,495)	(22,165)
Minority interest in income	—	—	(627)	—	—	(627)

Net (loss) income	$(122,941)	$119,218	$119,218	$(22,792)	$(115,495)	$(22,792)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Fiscal Year Ended May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net (loss) income	$(122,941)	$119,218	$119,218	$(22,792)	$(115,495)	$(22,792)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,597	—	81,394	—	—	140,991
Non-cash paid in kind interest	—	—	—	13,997	—	13,997
Minority interest in loss of subsidiaries	—	—	627	—	—	627
Deferred income taxes	—	—	2,388	—		2,388
Income from equity investments	—	—	(143)	—	—	(143)
Equity in undistributed earnings of subsidiaries	—	(119,218)	122,941	(119,218)	115,495	—
Loss (gain) on disposition of assets	2,096	—	(596)	—	—	1,500
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	49,804	(34,890)	73,579	116,648	(136,549)	68,592

Total adjustments	111,497	(154,108)	280,190	11,427	(21,054)	227,952

Net cash provided by operating activities	(11,444)	(34,890)	399,408	(11,365)	(136,549)	205,160

Investing activities:
Proceeds from disposition of assets, net of cash expenses	—	—	2,442	—	—	2,442
Capital expenditures	(70,899)	—	(62,031)	—	—	(132,930)
Distributions received from equity investments	—	—	14	—	—	14

Net cash used in investing activities	(70,899)	—	(59,575)	—	—	(130,474)

Financing activities:
Proceeds from the issuance of long-term debt	817,131	154,412	608,731	—	(155,274)	1,425,000
Repayment of debt	(682,201)	(54,125)	(665,034)	(202,794)	155,274	(1,448,880)
Debt issuance costs paid	—	—	(48,064)	—	—	(48,064)
Proceeds from issuance of common stock (net of underwriting fees)	—	—	—	35,095	—	35,095
Proceeds from the exercise of employee stock options	—	—	—	1,329	—	1,329
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	390	—	390
Cash received from (paid to) affiliates	147,182	(118,563)	183,608	213,351	(425,578)	—
Cash advances from parent (to subsidiaries)	(193,857)	53,166	(385,430)	(36,006)	562,127	—

Net cash provided by (used in) financing activities	88,255	34,890	(306,189)	11,365	136,549	(35,130)

Net increase in cash and cash equivalents	5,912	—	33,644	—	—	39,556
Cash and cash equivalents, beginning of period	36,572	—	35,976	—	—	72,548

Cash and cash equivalents, end of period	$42,484	$—	$69,620	$—	$—	$112,104

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA

As of May 31, 2003
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Assets
Current assets:
Cash and cash equivalents	$36,572	$—	$35,976	$—	$—	$72,548
Accounts receivable — net	32,745	—	41,657	—	(494)	73,908
Inventory — phones and accessories, net	1,793	—	4,696	—	—	6,489
Prepaid expenses and other current assets	4,968	—	31,121	—	—	36,089

Total current assets	76,078	—	113,450	—	(494)	189,034
Property, plant & equipment, net	263,787	—	414,447	—	—	678,234
Equity investments, net	—	—	2,568	—	—	2,568
Debt issuance costs, net	16,738	—	22,610	—	—	39,348
U.S. wireless licenses, net	—	—	371,766	—	—	371,766
Caribbean wireless licenses, net	—	—	71,492	—	—	71,492
Cable franchise costs, net	—	—	52,139	—	—	52,139
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	1,320,400	993,929	594,399	(2,908,728)	—
Investment in subsidiaries	—	(467,678)	732,008	(918,785)	654,455	—
Other assets, net	5,085	—	20,123	—	—	25,208

Total	$365,874	$852,722	$2,817,050	$(324,386)	$(2,254,767)	$1,456,493

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$27,949	$56,875	$4,491	$—	$—	$89,315
Accounts payable	10,024	—	9,288	—	—	19,312
Accrued expenses and other current liabilities	30,006	—	123,449	—	(494)	152,961
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	67,979	56,875	137,353	—	(494)	261,713
Long-term debt	652,011	781,469	38,538	202,794	—	1,674,812
Deferred federal income taxes	—	—	71,778	—	—	71,778
Other liabilities	815	7,914	5,687	—	—	14,416
Intercompany	23,931	920,500	1,926,510	40,163	(2,911,104)	—
Minority Interest in subsidiaries	—	—	1,117	—	—	1,117
Stockholders’ equity (deficit):
Common stock	—	—	237	958	(237)	958
Preferred stock	465,000	—	177,120	—	(642,120)	—
Additional paid-in capital	(818,498)	—	1,329,542	438,096	(511,044)	438,096
Accumulated deficit	(25,364)	(914,036)	(870,832)	(1,000,722)	1,810,232	(1,000,722)
Accumulated other comprehensive loss	—		—	(4,594)	—	(4,594)

	(378,862)	(914,036)	636,067	(566,262)	656,831	(566,262)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)
Deferred compensation	—	—	—	(4)	—	(4)

Total stockholders’ (deficit) equity	(378,862)	(914,036)	636,067	(567,343)	656,831	(567,343)

Total	$365,874	$852,722	$2,817,050	$(324,386)	$(2,254,767)	$1,456,493

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2003
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$293,057	$—	$464,329	$—	$(7,950)	$749,436

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	46,819		114,590		(3,569)	157,840
Cost of equipment sold	21,503	—	49,373	—		70,876
Sales and marketing	34,944	—	58,069	—	—	93,013
General and administrative	61,425	—	77,678	—	(4,381)	134,722
Depreciation and amortization	61,239	—	77,826	—	—	139,065
Loss on impairment of assets		—	189,492	—	—	189,492
Loss/(Gain) on disposition of assets	1,047	—	(2,498)	—	—	(1,451)

	226,977	—	564,530	—	(7,950)	783,557

Operating income (loss)	66,080	—	(100,201)	—	—	(34,121)

Income from equity investments	—	—	192	—	—	192
(Loss) income from investments in subsidiaries	—	(83,314)	29,076	(83,314)	137,552	—
Interest expense — net	(37,004)	(53,730)	(27,021)	(28,332)	—	(146,087)
Other expense	—	—	(1,045)	—	—	(1,045)
Intercompany interest allocation	—	53,730	(53,730)	—	—	—

Income (loss) before income tax benefit and minority interest	29,076	(83,314)	(152,729)	(111,646)	137,552	(181,061)
Income tax benefit	—	—	69,904	—	—	69,904

Income (loss) before minority interest	29,076	(83,314)	(82,825)	(111,646)	137,552	(111,157)
Minority interest in income of subsidiaries	—	—	(489)	—	—	(489)

Net income (loss)	$29,076	$(83,314)	$(83,314)	$(111,646)	$137,552	$(111,646)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2003
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net income (loss)	$29,076	$(83,314)	$(83,314)	$(111,646)	$137,552	$(111,646)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,239	—	77,826	—	—	139,065
Minority interest in loss of subsidiaries	—	—	489	—	—	489
Income from equity investments	—	—	(192)	—	—	(192)
Loss on impairment of assets	—	—	189,492	—	—	189,492
Equity in undistributed earnings of subsidiaries	—	83,314	(29,076)	83,314	(137,552)	—
Loss (gain) on disposition of assets	1,047	—	(2,498)	—	—	(1,451)
Changes in assets and liabilities, net of effects of acquisitions and dispositions: and other	28,369	—	(80,242)	28,575	—	(23,298)

Total adjustments	90,655	83,314	155,799	111,889	(137,552)	304,105

Net cash provided by operating activities	119,731	—	72,485	243	—	192,459

Investing activities:
Proceeds from disposition of assets, net of cash expenses	—	—	25,199	—	—	25,199
Payments, net, for assets held under capital leases	—	—	(105)	—	—	(105)
Distributions received from equity investments	—	—	67	—	—	67
Capital expenditures	(64,880)	—	(68,229)	—	—	(133,109)

Net cash used in investing activities	(64,880)	—	(43,068)	—	—	(107,948)

Financing activities:
Proceeds from the issuance of long-term debt	335	20,000	16,063	—	—	36,398
Repayment of debt	(21,706)	(20,000)	1,235	(40,625)	—	(81,096)
Debt issuance costs	—	—	(1,621)	—	—	(1,621)
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	485	—	485
Cash received from (paid to) affiliates	5,652	—	56	—	(5,708)	—
Cash advances (to subsidiaries) from parent	(16,099)	—	(29,506)	39,897	5,708	—

Net cash used in financing activities	(31,818)	—	(13,773)	(243)	—	(45,834)

Net increase in cash and cash equivalents	23,033	—	15,644	—	—	38,677
Cash and cash equivalents, beginning of period	13,539	—	20,332	—	—	33,871

Cash and cash equivalents, end of period	$36,572	$—	$35,976	$—	$—	$72,548

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA

For the Year Ended May 31, 2002
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$269,664	$—	$452,672	$—	$(3,759)	$718,577

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	48,096	—	124,568	—	(1,223)	171,441
Cost of equipment sold	12,347	—	45,137	—	(724)	56,760
Sales and marketing	39,347	—	66,020	—	—	105,367
General and administrative	56,474	—	81,462	—	(1,812)	136,124
Depreciation and amortization	59,591	—	97,812	—	—	157,403
Loss on impairment of assets	—		33,985		—	33,985
(Gain) loss on disposition of assets	(22)	—	643	—	—	621

	215,833	—	449,627	—	(3,759)	661,701

Operating income	53,831	—	3,045	—	—	56,876

Income from equity investments	—	—	564	—	—	564
(Loss) income from investments in subsidiaries	—	(58,451)	8,036	(58,451)	108,866	—
Interest expense — net	(45,795)	(83,638)	(116)	(21,185)	—	(150,734)
Other income	—	—	96	—	—	96
Intercompany interest allocation	—	83,638	(83,638)	—	—	—

Income (loss) before income tax expense benefit and minority interest	8,036	(58,451)	(72,013)	(79,636)	108,866	(93,198)
Income tax benefit	—	—	12,780	—	—	12,780

Income (loss) before minority interest	8,036	(58,451)	(59,233)	(79,636)	108,866	(80,418)
Minority interest in loss of subsidiaries	—	—	780	—	—	780

Net income (loss)	$8,036	$(58,451)	$(58,453)	$(79,636)	$108,866	$(79,638)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA

For the Year Ended May 31, 2002
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net income (loss)	$8,036	$(58,451)	$(58,453)	$(79,636)	$108,866	$(79,638)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,591	—	97,812	—	—	157,403
Minority interest in loss of subsidiaries	—	—	(780)	—	—	(780)
Income from equity investments	—	—	(564)	—	—	(564)
Equity in undistributed earnings of subsidiaries	—	58,451	(8,036)	58,451	(108,866)	—
Loss on impairment of assets	—	—	33,985	—	—	33,985
(Loss) gain on disposition of assets	(22)	—	643	—	—	621
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	26,725	—	(26,652)	3,144	—	3,217

Total adjustments	86,294	58,451	96,408	61,595	(108,866)	193,882

Net cash provided by (used in) operating activities	94,330	—	37,955	(18,041)	—	114,244

Investing activities:
Proceeds from disposition of assets, net of cash expenses	122	—	95	—	—	217
Capital expenditures	(91,226)	—	(123,216)	—	—	(214,442)
Acquisitions, net of cash acquired	—	—	(1,323)	—	—	(1,323)
Payments, net, for assets held under capital leases	—	—	(9,100)	—	—	(9,100)
Distributions received from equity investments	—	—	43	—	—	43

Net cash used in investing activities	(91,104)	—	(133,501)	—	—	(224,605)

Financing activities:
Proceeds from the issuance of long-term debt	55,000	98,000	50,251	—	—	203,251
Repayment of debt	(17,129)	(70,250)	200	(1,388)	—	(88,567)
Debt issuance costs paid	(4,000)	—	(632)	—	—	(4,632)
Proceeds from the exercise of stock options	—	—	—	1,587	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	1,898	—	1,898
Capital contributed from minority interest in subsidiaries	—	—	7,350	—	—	7,350
Cash (paid to) received from affiliates	(32,458)	(27,750)	60,208	—	—	—
Cash advances (to parent) from subsidiaries	—	—	(15,944)	15,944	—	—

Net cash provided by financing activities	1,413	—	101,433	18,041	—	120,887

Net increase in cash and cash equivalents	4,639	—	5,887	—	—	10,526
Cash and cash equivalents, beginning of period	8,900	—	14,445	—	—	23,345

Cash and cash equivalents, end of period	$13,539	$—	$20,332	$—	$—	$33,871

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Note 13. Segment Information

      The Company’s consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also includes the Company’s wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also includes Infochannel Limited until its disposition in January 2003. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as earnings before cumulative effect of change in accounting principle, minority interest in income (loss) of subsidiaries, income tax (benefit) expense, other non-operating (income) loss, net interest expense, income from equity investments, (gain) loss on disposition of assets, loss on impairment of assets, special other and depreciation and amortization. See Note 3 for a discussion of the sale of the Company’s Jamaican wireless operation and Infochannel Limited.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2004, 2003 and 2002 is as follows:

	Fiscal Year Ended May 31,

	2004	2003	2002

U.S. wireless
Service revenue	$295,474	$261,557	$246,452
Roaming revenue	54,303	77,632	92,584
Equipment sales	20,423	16,440	11,688

Total revenue	370,200	355,629	350,724
Adjusted operating income	149,488	161,122	147,667
Total assets	1,990,509	1,927,488	1,822,688
Capital expenditures	46,882	44,211	30,664
Caribbean wireless
Service revenue	$292,995	$248,441	$224,088
Roaming revenue	2,889	3,001	1,331
Equipment sales	10,328	10,610	10,920

Total revenue	306,212	262,052	236,339
Adjusted operating income	121,627	96,514	78,706
Total assets	504,146	482,185	442,179
Capital expenditures	62,894	50,423	110,382
Caribbean broadband
Switched revenue	$37,806	$33,624	$25,639
Dedicated revenue	48,899	39,876	31,214
Cable TV revenue	48,691	48,017	47,841
Other revenue	29,339	20,240	34,450

Total revenue	164,735	141,757	139,144
Adjusted operating income	59,401	39,442	22,512
Total assets	801,508	1,014,698	602,020
Capital expenditures	23,154	38,475	73,396
Eliminations
Total revenue(1)	$(12,306)	$(10,002)	$(7,630)
Total assets(2)	(1,756,516)	(1,967,878)	(1,253,867)
Consolidated
Total revenue	$828,841	$749,436	$718,577
Adjusted operating income	330,516	297,078	248,885
Total assets	1,539,647	1,456,493	1,613,020
Capital expenditures	132,930	133,109	214,442

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net loss

	Fiscal Year Ended May 31,

	2004	2003	2002

Adjusted operating income	$330,516	$297,078	$248,885
Less: Depreciation and amortization	(140,991)	(139,065)	(157,403)
Loss on impairment of assets	—	(189,492)	(33,985)
(Loss) gain on disposition of assets	(1,500)	1,451	(621)
Other	(1,513)	(4,093)	—

Operating income (loss)	186,512	(34,121)	56,876
Income from equity investments	143	192	564
Interest expense, net	(163,228)	(146,087)	(150,734)
Loss on extinguishment of debt	(39,176)	—	—
Other income (expense)	36	(1,045)	96
Income tax (expense) benefit	(6,452)	69,904	12,780
Minority interest in (income) loss of subsidiaries	(627)	(489)	780

Net loss	$(22,792)	$(111,646)	$(79,638)

Note 14.	Subsequent Events

      In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). Convergys acquired Alltel Information Services, Inc. in December 2003. The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement including performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of May 31, 2004, the Company has not paid any amounts in connection with this agreement.

      In August 2004, the Company entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of personal communication service, or PCS, spectrum covering approximately 4.1 million Pops in Michigan and Indiana. The aggregate purchase price of the spectrum is $19,500. At the same time, the Company announced that it entered into a definitive agreement to sell to Verizon Wireless for $24,000 in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that the Company expects to acquire from AT&T Wireless. If both of the transactions are completed, the net result will be that the Company will obtain licenses covering approximately 2.2 million incremental Pops and receive $4,500 in cash. Both transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close before calendar year-end 2004. There can be no assurance that these transactions will be consummated.

      In August 2004, the FCC granted the Company’s request to allow the Company to receive high-cost universal service support as of the date that the telecommunications regulatory bodies in Michigan, Louisiana and Mississippi (non-rural areas only) designated the Company as an eligible telecommunications provider, as opposed to having to wait numerous months after such designation to begin receiving funds. This will allow the Company to receive additional universal service funds in fiscal 2005.

      In connection with the issuance of the 2014 Senior Notes on February 9, 2004, the Company entered into a registration rights agreement pursuant to which it agreed, among other things, (i) to register the 2014 Senior Notes with the SEC within 180 days after February 9, 2004 and (ii) to consummate the related exchange offer within 210 days after February 9, 2004. As a result of the restatement described in Note 16 to the

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Consolidated Financial Statements, the registration process has been delayed beyond the required dates. As a result, pursuant to the terms of the registration rights agreement, effective August 8, 2004, the Company is obligated to pay an additional 0.50% per annum of interest on the 2014 Senior Notes. We are obligated to pay this additional interest until the Company consummates the exchange offer. The Company is working diligently to consummate the exchange offer as soon as possible.

Note 15. Quarterly Financial Information (unaudited)

      As more fully described in Note 16, the Company has restated its results for the years ended May 31, 2003, as well as the first three quarters of 2004 and certain quarters in 2003. Provided below is a comparison of restated summarized quarterly financial data and summarized quarterly financial data as previously reported.

	Three Months Ended

	August 31,	November 30,	February 29,
	2003	2003	2004

	(As reported)	(As reported)	(As reported)
Revenue	$203,552	$202,855	$207,392
Operating income	48,293	44,767	46,363
Income tax benefit (expense)	8,677	(15,996)	(6,459)
Net income (loss)	6,404	(12,678)	(30,333)
Income (loss) per common share:
Basic	.07	(0.13)	(0.29)
Diluted	.07	(0.13)	(0.29)

	Three Months Ended

	August 31,	November 30,	February 29,	May 31,
	2003	2003	2004	2004

	(As restated)	(As restated)	(As restated)
Revenue	$203,224	$202,789	$208,006	$214,822
Operating income	44,981	44,901	47,176	49,454
Income tax benefit (expense)(a)	840	(9,476)	7,718	(5,534)
Net (loss) income	(4,316)	(6,162)	(15,480)	3,165
(Loss) income per common share:
Basic	(0.05)	(0.06)	(0.15)	0.03
Diluted	(0.04)	(0.06)	(0.15)	0.03

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended

	August 31,	November 30,	February 28,	February 28,	May 31,	May 31,
	2002	2002	2003	2003	2003	2003

			(As reported)	(As restated)	(As reported)	(As restated)
Revenue	$191,894	$180,719	$182,030	$182,030	$191,092	$194,793
Operating income (loss)	41,699	30,661	(156,832)	(156,832)	48,196	50,351
Income tax expense (benefit)(a)	3,765	7,241	(34,324)	(37,466)	(46,702)	(43,560)
Net (loss) income	(241)	(13,474)	(159,577)	(156,435)	61,418	58,504
(Loss) income per common share:
Basic	(0.00)	(0.14)	(1.67)	(1.63)	0.64	0.61
Diluted	(0.00)	(0.14)	(1.67)	(1.63)	0.64	0.61

(a)	Income tax benefit (expense) has been adjusted to reflect the effect that the restatement had on the Company’s forecasted income for the year ended May 31, 2004 and certain quarters in the year ended May 31, 2003, as well as changes resulting from the Company’s application of Financial Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28”, to exclude from the projected annual effective tax rate losses related to certain foreign jurisdictions.

Note 16. Restatement

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for the Company for the fiscal year ending May 31, 2005, as well as recent guidance surrounding such legislation, the Company has restated its consolidated financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002, as well as all years presented with respect to Selected Consolidated Financial data. Such restatement relates primarily to adjustments that were identified in the course of prior audits of the Company’s consolidated financial statements, but not recorded at the time due to their immateriality from both a qualitative and quantitative perspective. In an effort not to distort the results of any period, the Company has recorded all adjustments in the years in which they arose. Entries that affected periods before those presented by the primary financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 were reflected as an adjustment to accumulated deficit as of June 1, 2001.

      The nature of the adjustments to restate the Company’s consolidated financial statements primarily relate to the following:

•	Overstated Accrual Estimates — The Company has historically taken a conservative approach with respect to determining certain accrual estimates. Year over year fluctuations in these accruals have resulted in an immaterial impact on the consolidated financial statements.

•	Billing Cycle Cut-off — The Company has historically underestimated the amount of unbilled revenue related to its businesses. In addition, the Company has historically recognized less revenue associated with amounts billed in advance and subsequently earned as services are provided. These differences were caused by timing issues resulting from the Company’s billing process.

      The adjustments resulted in a reduction of the previously reported net loss for the year ended May 31, 2003 of $228 and an increase of the previously reported net loss for the year ended May 31, 2002 of $2,116, both of which were recorded in the fourth quarter of each respective year. As noted above, the Company has

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

also restated the beginning accumulated deficit in the consolidated balance sheet as of June 1, 2001 by $12,555 (a reduction of accumulated deficit) to reflect adjustments that related to prior periods.

      The following table sets forth the impact, grouped by primary adjustment categories, on the opening accumulated deficit balance as of June 1, 2001:

As of

June 1, 2001

Accumulated deficit, as previously reported	$(821,993)
Overstated accrual estimates	12,275
Billing cycle cut-off	13,278
Other	(4,822)
Income tax effect of restatement	(8,176)

Accumulated deficit, as restated	$(809,438)

      The information presented in the table below presents the Company’s restated revenue, costs and expenses, operating (loss) income, net loss and basic and diluted loss per share for the years ended May 31, 2003 and 2002 as compared to the amounts previously reported for those same periods.

	Fiscal year ended May 31, 2003		Fiscal year ended May 31, 2002

	Previously Reported	As Restated	Previously Reported	As Restated

Revenue	$745,735	$749,436	$715,853	$718,577
Costs and expenses	782,011	783,557	656,714	661,701
Operating (loss) income	(36,276)	(34,121)	59,139	56,876
Net loss	(111,874)	(111,646)	(77,521)	(79,638)
Basic and diluted loss per share	$(1.17)	$(1.17)	$(0.81)	$(0.84)

      The following table presents the effect of the restatement adjustments on the Company’s 2003 consolidated balance sheet:

	As of May 31, 2003

	As Previously
	Reported	As Restated

Assets:
Current assets	$181,528	$189,034
Property, plant and equipment	675,574	678,234
Other	589,746	589,225

Total	1,446,848	1,456,493

Liabilities and Stockholders’ Deficit:
Current Liabilities	280,116	261,713
Long-term debt	1,669,659	1,674,812
Accumulated deficit	(1,011,388)	(1,000,722)
Other	508,461	520,690

Total	$1,446,848	$1,456,493

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      The following table reflects selected information from the Company’s consolidated statements of cash flows showing the Company’s previously reported and restated cash flows for the years ended May 31, 2003 and 2002:

	Year Ended May 31, 2003		Year Ended May 31, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Net cash provided by operating activities	$196,003	$192,459	$115,220	$114,244

Net cash used in investing activities	(107,948)	(107,948)	(224,842)	(224,605)
Net cash (used in) provided by financing activities	(52,234)	(45,834)	120,148	120,887

      Unless otherwise expressly stated, all financial information in the Annual Report on Form 10-K is presented inclusive of these revisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Centennial Communications Corp.
Wall, New Jersey

      We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2004 and 2003, and for each of the three years in the period ended May 31, 2004, and have issued our report thereon dated August 30, 2004, (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company’s change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in 2003, and the restatement discussed in Note 16) such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

New York, New York

August 30, 2004

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
	of fiscal year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2004
Allowance for Doubtful Accounts	$7,771	$9,373	$10	$11,536	$5,618

Reserve for Inventory Obsolescence (as restated)	$1,830	$710	$662	$510	$2,692

Fiscal year ended May 31, 2003 Allowance for Doubtful Accounts (as restated)	$14,806	$16,382	$2,403	$25,820	$7,771

Reserve for Inventory Obsolescence (as restated)	$2,775	$2,392	$406	$3,743	$1,830

Fiscal year ended May 31, 2002 Allowance for Doubtful Accounts (as restated)	$12,935	$13,647	$948	$12,724	$14,806

Reserve for Inventory Obsolescence	$1,261	$2,140	$102	$728	$2,775

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/MICHAEL J. SMALL

Michael J. Small
Chief Executive Officer and Director
Dated August 31, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL J. SMALL Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	August 31, 2004

/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 31, 2004

/s/ THOMAS E. BUCKS Thomas E. Bucks	Senior Vice President and Controller	August 31, 2004

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Chairman, Board of Directors	August 31, 2004

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	August 31, 2004

/s/ JAMES R. MATTHEWS James R. Matthews	Director	August 31, 2004

/s/ JAMES P. PELLOW James P. Pellow	Director	August 31, 2004

/s/ ROBERT D. REID Robert D. Reid	Director	August 31, 2004

/s/ DAVID M. TOLLEY David M. Tolley	Director	August 31, 2004

/s/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director	August 31, 2004

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 31, 2004