Form 10-K/A
period 2004-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2004-10-01
CIK 879573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

      We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended May 31, 2004 to:

(i)	Correct certain typographical errors with respect to the amounts of Caribbean broadband — Total assets and Eliminations — Total assets as of May 31, 2003 and the amounts of U.S. wireless — Total assets, Caribbean wireless — Total assets, Caribbean broadband — Total assets and Eliminations — Total assets as of May 31, 2002 set forth on page F-41 of our Annual Report on Form 10-K;

(ii)	Correct certain typographical errors with respect to the amounts of U.S. wireless — Roaming revenue for the fiscal years ended May 31, 2000 and 2001 set forth on page 33 of the report; and

(iii)	Correct certain other minor typographical errors in “Item 1 — Business,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-K as so amended. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing date. In connection with the filing of this Amendment No. 1, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer and a currently dated consent letter from our independent registered public accounting firm.

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

(ii)

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

(iii)

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

      The term “Pops” refers to the population of a market derived from the 2002 Kagan’s Wireless Telecom Atlas and Database, for our U.S. and Puerto Rico service areas, or the Banco Central De La Republica Dominicana, Departmento de Cuentas Nacionales, for our Dominican Republic service area. The term “Net

(iv)

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

(v)

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

      High Quality Network. We believe that the quality and coverage of our network contributes to our high customer retention. Our monthly postpaid churn rate was 1.9% and 2.4% for our U.S. wireless and Caribbean wireless operations, respectively, for fiscal 2004. During fiscal 2004, we significantly improved the quality of our networks. In Puerto Rico, we significantly increased the number of cell sites and coverage of our wireless network and in the Dominican Republic we upgraded our network with new 3G equipment supplied by Nortel. Further, in the United States, we have completed an overlay of the network of our Midwest cluster and we have begun overlaying the network of our Southeast cluster with GSM/ GPRS technology, which is the most commonly used global standard and is employed by our largest roaming partners. The primary benefits of GSM/ GPRS technology are better network capabilities and a superior selection of handsets in terms of price, functionality and style.

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

      Increase Penetration of Our Broadband Business. We are the only significant facilities-based competitor to the Puerto Rico Telephone Company, or PRTC, the incumbent wireline carrier in Puerto Rico. We have laid over 1,700 miles of fiber-optic cable in Puerto Rico that reaches over 1,100 buildings. We believe that our ability to extend this extensive owned fiber-optic network directly to the customer’s premises enables us to quickly meet customer demands for high-bandwidth services. We believe this network, coupled with our competitive prices, allows us to capture a large share of new, high-capacity landline services in Puerto Rico. We intend to continue to leverage this network to increase our market share. We currently serve some of the largest enterprises, carriers and governmental institutions in Puerto Rico, including America Online, Inc., BellSouth Corporation, Cisco Systems, Inc., Hewlett-Packard Company, Lucent Technologies Inc., Microsoft Corporation, Pfizer Inc., the Procter & Gamble Company and the University of Puerto Rico.

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

      Our Puerto Rico and Dominican Republic wireless networks use CDMA technology. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. The construction of our Caribbean integrated communication system is capital intensive. In addition, the plans of our CLEC business to extend our fiber-optic network and to enter into large commercial and residential buildings and industrial parks will necessitate further capital expenditures. We have three switches in Puerto Rico, two of which are wireless switches and one of which is a landline switch used for the broadband business. In our Puerto Rico service area, we use network equipment manufactured by Lucent Technologies. We recently upgraded our Dominican Republic wireless network with CDMA third generation equipment supplied by Nortel.

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

      During fiscal 2004, we received approximately $14.8 million in payments from the federal Universal Service Fund in connection with our operations in Michigan, Puerto Rico and the non-rural parts of Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. We also have been granted ETC status in Louisiana and the rural parts of Mississippi and expect to begin receiving support for those areas in fiscal 2005. We also have an ETC application pending in Indiana. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. As such, there can be no assurance that we will continue to receive any Universal Service Funds in the future. Loss of Universal Service Fund revenues could adversely affect our future financial performance.

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

      The $600.0 million term loan portion of our New Senior Secured Credit Facility provides for quarterly payments of principal, consisting of $1.5 million in fiscal 2004 and an aggregate of $6.0 million in each of fiscal 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal 2010, and the remaining balance of $564.0 million in two equal installments in the final year of the New Senior Secured Credit Facility. The $150.0 million revolving credit facility portion of our New Senior Secured Credit Facility matures in 2010. In addition, our 2008 Senior Subordinated Notes require repayment of $300.0 million of principal in 2008. Our 2013 Senior Notes require repayment of $500.0 million of principal in 2013. Our 2014 Senior Notes require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all. Additionally, the terms of the New Senior Secured Credit Facility provide that, if we are unable to refinance our 2008 Senior Subordinated Notes six months prior to their maturity on December 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

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

	(dollar amounts in thousands
	except per share and per customer data)
Consolidated Statement of Operations Data(2)
Revenue:
Service revenue	$797,863	$721,974		$695,476		$608,730		$527,297
Equipment sales	30,978	27,462		23,101		27,278		21,478

Total revenue	828,841	749,436		718,577		636,008		548,775

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	164,589	157,840		171,441		123,327		105,426
Cost of equipment sold	86,071	70,876		56,760		49,216		33,847
Sales and marketing	92,241	93,013		105,367		93,594		77,085
General and administrative	156,937	134,722		136,124		114,021		93,704
Recapitalization costs	—	—		—		68		578
Depreciation and amortization	140,991	139,065		157,403		115,685		82,601
Loss on impairment of assets	—	189,492	(10)	33,985	(11)	—		—
Loss (gain) on disposition of assets	1,500	(1,451)		621		(369,277	)(12)	72

Total costs and expenses	642,329	783,557		661,701		126,634		393,313

Operating income (loss)	186,512	(34,121)		56,876		509,374		155,462
Income from equity investments(3)	143	192		564		8,033		16,500
Interest expense — net	(163,228)	(146,087)		(150,734)		(156,097)		(147,809)
Loss on extinguishment of debt	(39,176)	—		—		—		—
Other income (expense)	36	(1,045)		96		68		—

(Loss) income before income tax (expense) benefit, minority interest and cumulative effect of change in accounting principle	(15,713)	(181,061)		(93,198)		361,378		24,153

	Fiscal Year Ended May 31,

	2004	2003	2002	2001	2000

		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)

	(dollar amounts in thousands
	except per share and per customer data)
Income tax (expense) benefit	(6,452)	69,904	12,780	(185,721)	(6,344)

(Loss) income before minority interest and cumulative effect of change in accounting principle	(22,165)	(111,157)	(80,418)	175,657	17,809
Minority interest in (income) loss of subsidiaries(4)	(627)	(489)	780	11,161	76

(Loss) income before cumulative effect of change in accounting principle	(22,792)	(111,646)	(79,638)	186,818	17,885
Cumulative effect of change in accounting principle, net of income taxes of ($2,271)	—	—	—	(3,719)	—

Net (loss) income	(22,792)	(111,646)	(79,638)	183,099	17,885

Other Consolidated Data (2)
Net cash provided by (used in) operating activities	$205,160	$192,459	$114,244	$(23,334)	$58,650
Net cash used in investing activities	$(130,474)	$(107,948)	$(224,605)	$(69,749)	$(191,798)
Net cash (used in) provided by financing activities	$(35,130)	$(45,834)	$120,887	$103,549	$94,886
Capital expenditures	$132,930	$133,109	$214,442	$222,904	$148,552
Total debt less cash and cash equivalents(6)	$1,655,762	$1,691,579	$1,774,646	$1,668,096	$1,571,066
(Loss) Earnings Per Share Data(2)
Basic (loss) earnings per share	$(0.23)	$(1.17)	$(0.84)	$1.93	$0.19
Basic weighted-average shares outstanding	99,937	95,577	95,221	94,639	93,994
Diluted (loss) earnings per share	$(0.23)	$(1.17)	$(0.84)	$1.89	$0.18
Diluted weighted-average shares outstanding	99,937	95,577	95,221	96,795	97,353
Segment Data
U.S. Wireless(2)
Revenue	$370,200	$355,629	$350,724	$363,750	$349,330
Adjusted operating income(5)	$149,488	$161,122	$147,667	$152,401	$152,917
Subscribers(6)	555,000	538,500	538,500	500,100	445,300
Postpaid churn(7)	1.9%	2.0%	2.2%	2.2%	2.0%
Penetration(8)	9.1%	8.8%	8.8%	8.4%	7.2%
Monthly revenue per average wireless customer(9)	$56	$55	$56	$64	$77
Roaming revenue	$54,303	$77,632	$92,584	$108,884	$114,790
Capital expenditures	$46,882	$44,211	$30,664	$43,444	$44,972
Caribbean Operations(2)
Wireless revenue	$306,212	$262,052	$236,339	$193,004	$162,011
Broadband revenue	$164,735	$141,757	$139,144	$86,017	$45,069
Wireless adjusted operating income(5)	$121,627	$96,514	$78,706	$78,529	$75,642

	Fiscal Year Ended May 31,

	2004	2003		2002	2001	2000

		(Restated)(1)		(Restated)(1)	(Restated)(1)	(Restated)(1)

	(dollar amounts in thousands
	except per share and per customer data)
Broadband adjusted operating income(5)	$59,401	$39,442		$22,512	$24,920	$10,154
Wireless subscribers(6)	496,200	398,600	(13)	366,500	263,000	181,500
Postpaid churn(7)	2.4%	2.7%		2.6%	2.8%	4.5%
Penetration(8)	3.8%	3.1%		2.4%	2.1%	4.6%
Monthly revenue per average wireless customer(9)	$57	$58		$62	$74	$86
Cable TV subscribers(6)	73,400	78,200		91,600	93,500	—
Fiber route miles(6)	1,732	1,516		1,407	1,137	482
Capital expenditures	$86,048	$88,898		$183,778	$179,460	$103,580
Balance Sheet Data(2)
Intangible assets, net	$534,632	$546,010		$656,065	$742,139	$521,562
Total assets	$1,539,647	$1,456,493		$1,613,020	$1,597,304	$1,180,963
Long-term debt and capital lease obligations	$1,762,016	$1,674,812		$1,742,722	$1,661,494	$1,565,532
Stockholders’ deficit	$(548,641)	$(567,343)		$(459,420)	$(377,376)	$(563,958)

(1)	See Note 16 to the Consolidated Financial Statements.

(2)	All financial and operational data includes the historical results of our U.S. wireless Southwest cluster (disposed November 2000), Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(3)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(4)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(5)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(6)	As of period-end.

(7)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(8)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(9)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

(10)	Fiscal 2003 net loss includes a non-cash charge of $189,492 related to a write-down of the intangible assets associated with our Puerto Rico Cable Television business and to reduce the carrying value of certain of our undersea cable assets.

(11)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Jamaica wireless operation, Centennial Digital Jamaica, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cables.

(12)	Fiscal 2001 net income includes a $369,277 gain relating to the disposition of certain equity investments and our U.S. wireless Southwest cluster.

(13)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the divestiture of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. In fiscal 2004 we spent $46.8 million on capital expenditures in our U.S. wireless operations. Much of this investment was to upgrade our network to GSM technology in our Midwest cluster and to build the foundation for a similar upgrade in our Southeast cluster in fiscal 2005. We spent $62.9 million and $23.2 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, in fiscal 2004. This investment included a significant increase to our cell site network in Puerto Rico, which will ensure enhanced coverage to our customers. In the Dominican Republic we completely overhauled our network with the latest generation CDMA technology, which we expect will generate similar enhancements to customer service.

      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net gain (loss) — wireless subscribers

•	Revenue per average wireless customer (including roaming revenue), or ARPU

•	Roaming revenue

•	Penetration — total wireless

•	Postpaid churn — wireless

•	Prepaid churn — Caribbean wireless

•	Average monthly minutes of use per wireless customer

•	Cable television subscribers

•	Fiber route miles — Caribbean broadband

•	Switched access lines — Caribbean broadband

•	Dedicated access line equivalents — Caribbean broadband

•	On-net buildings — Caribbean broadband

•	Capital expenditures

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

      Revenue per average wireless customer (including roaming revenue), or ARPU, represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and cost-effective. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund (“USF”) support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting and call forwarding.

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

Property, Plant and Equipment — Depreciation

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

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), during the fiscal year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband businesses because we determined at the time that certain undersea cable assets were to be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets for the fiscal year ended May 31, 2003, in accordance with SFAS 144. There have been no triggering events as defined under the guidance of SFAS 144 that would have required us to perform an impairment evaluation of our long-lived assets during the fiscal year ended May 31, 2004.

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

      Operating income increased in 2004 over 2003 by $220.6 million. This growth was due primarily to (i) 2003 write-downs in our Caribbean operations of $189.5 million, (ii) growth in our Caribbean wireless business of $28.1 million due primarily to subscriber additions and (iii) growth in our Caribbean broadband business of $15.8 million due to increases in switched access lines and voice grade equivalents, offset by a reduction in our U.S. wireless business of $12.8 million due primarily to decreased roaming revenue.

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

      We performed goodwill and intangible asset impairment analyses during the fiscal year ended May 31, 2003. Based on net subscriber losses and the estimated resulting loss of future revenue, in accordance with SFAS 142, we reported a pre-tax impairment charge of $165.2 million to the cable franchise costs asset in the Caribbean broadband business.

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

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2003	2002	$ Change	% Change

	(As restated)
	(in thousands, except
	per share data)
Revenue	$749,436	$718,577	$30,859	4%
Costs and expenses	783,557	661,701	121,856	18
Operating (loss) income	(34,121)	56,876	(90,997)	N/A
Net loss	(111,646)	(79,638)	(32,008)	(40)
Net loss per share:
Basic and diluted	(1.17)	(0.84)	(0.33)	(40)

     U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2003	2002	$ Change	% Change

	(As restated)

	(In thousands)
Revenue:
Service revenue	$261,557	$246,452	$15,105	6%
Roaming revenue	77,632	92,584	(14,952)	(16)
Equipment sales	16,440	11,688	4,752	41

Total revenue	355,629	350,724	4,905	1

Costs and expenses:
Cost of services	63,609	70,732	(7,123)	(10)
Cost of equipment sold	36,059	31,555	4,504	14
Sales and marketing	44,966	47,757	(2,791)	(6)
General and administrative	49,873	53,013	(3,140)	(6)

Total costs and expenses	194,507	203,057	(8,550)	(4)

Adjusted operating income(1)	$161,122	$147,667	$13,455	9

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate GAAP measure.

      Revenue. U.S. wireless service revenue increased for the fiscal year ended May 31, 2003, as compared to the prior year. The increase was primarily due to growth in revenue from new subscribers of $8.6 million and an increase in service revenue per subscriber of $6.5 million as compared to the prior year.

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

      Our U.S. wireless operations had approximately 538,500 subscribers as of both May 31, 2003 and 2002. During the twelve months ended May 31, 2003, increases from new activations of 149,200 were offset by subscriber cancellations of 149,200. The monthly postpaid churn rate was 2.0% for the fiscal year ended May 31, 2003 as compared to 2.2% for the prior year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      The subscriber numbers exclude 2,400 and 1,800 wholesale subscribers at May 31, 2003 and 2002, respectively.

      Equipment sales increased during the fiscal year ended May 31, 2003, as compared to the prior year due to higher-end phones being sold in the current year compared to fiscal 2002.

      U.S. wireless ARPU was $55 for the fiscal year ended May 31, 2003, as compared to $56 for the prior year.

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

      Cost of equipment sold increased for the fiscal year ended May 31, 2003, as compared to the prior year, due primarily to an increase in phones used for customer retention and to the use of higher priced phones to attract new customers as compared to fiscal 2002.

      General and administrative expenses decreased during the fiscal year ended May 31, 2003, as compared to the fiscal year ended May 31, 2002, primarily due to decreases in bad debt expense, expenses related to subscriber billing services and subscription fraud.

      Adjusted operating income increased for the U.S. wireless operations for the fiscal year ended May 31, 2003 as compared to fiscal 2002.

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

      Revenue. Caribbean wireless service revenue increased for the fiscal year ended May 31, 2003, as compared to the previous year. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $38.9 million for the fiscal year ended May 31, 2003, partially offset by a decrease in service revenue per subscriber of $14.5 million.

      Revenue from Caribbean wireless roaming increased for the fiscal year ended May 31, 2003 from the fiscal year ended May 31, 2002. The increase was primarily due to an increase in roaming minute usage of

$2.4 million as compared to the prior year, partially offset by a decrease in revenue of $0.7 million resulting from a decrease in the roaming rate per minute for the fiscal year ended May 31, 2003.

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

      The monthly postpaid churn rate was 2.7% for the fiscal year ended May 31, 2003, as compared to 2.6% for the previous year. Our postpaid subscribers represented approximately 75% of our total Caribbean wireless subscribers at May 31, 2003, up from approximately 65% at May 31, 2002.

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

      Costs and expenses. Cost of equipment sold increased during the fiscal year ended May 31, 2003, as compared to the prior year. The increase was primarily due to increases in the number of premium phones sold and increases in phones used for upgrades and retention plan exchanges. The increase was also due to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year. These increases were partially offset by reduced cost of equipment sold due to the sale of our interest in CDJ in August 2002.

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

      Sales and marketing expenses decreased during the fiscal year ended May 31, 2003, as compared to the prior year. The decrease was primarily due to newly structured dealer contracts with lower commissions to agents, an overall reduction in advertising spending, and reduced sales and marketing expenses due to the sale of our interest in CDJ in August 2002.

      General and administrative expenses decreased during the fiscal year ended May 31, 2003, as compared to fiscal 2002, primarily due to reduced general and administrative expenses due to the sale of our interest in CDJ in August 2002.

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

      Switched revenue increased for the fiscal year ended May 31, 2003, as compared to the prior year. This increase was primarily due to a 22% increase in switched access lines to 40,389 as of the end of the fiscal year and a corresponding growth in minutes of use.

      Dedicated revenue increased for the fiscal year ended May 31, 2003, as compared to the prior year. The increase was primarily the result of a 16% growth in voice grade equivalent dedicated lines to 181,967.

      Cable television revenue for the fiscal year ended May 31, 2003 was flat from the prior year, reflecting a 15% loss in subscribers, offset by additional revenue from a rate increase we implemented after our digital upgrade and increased sales of premium services.

      Other revenue decreased for the fiscal year ended May 31, 2003 from the same period last year. The decrease is primarily attributable to a 47% decrease in the number of international long distance minutes to the Dominican Republic that we terminate and a decrease in interconnection rates in Puerto Rico.

      Costs and expenses. Cost of services decreased during the fiscal year ended May 31, 2003, as compared to the prior year, primarily due to a decrease in access charges in the Dominican Republic, resulting from the decrease in terminating international long distance minutes to the Dominican Republic.

      Sales and marketing expenses decreased during the fiscal year ended May 31, 2003, respectively, as compared to the previous fiscal year, primarily due to a reduction of the sales force in the Dominican Republic and an overall reduction in advertising spending.

      Adjusted operating income increased for the Caribbean broadband operations for the fiscal year ended May 31, 2003, as compared to the prior year.

      In accordance with SFAS 142, we performed goodwill and intangible asset impairment analyses during the fiscal year ended May 31, 2003. Based on net subscriber losses and the estimated resulting loss of future revenue, we recorded a pre-tax impairment charge of $165.2 million to the cable franchise costs asset.

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

Consolidated

      Other non-operating income and expenses. Net interest expense was $146.1 million for the fiscal year ended May 31, 2003, which represented a decrease of $4.6 million, or 3%, from the fiscal year ended May 31, 2002. Gross interest expense was $147.2 million for the fiscal year ended May 31, 2003, as compared to $151.8 million for the prior year. The decreases resulted primarily from lower interest expense due to the expiration of several interest rate swaps and also lower debt balances and interest rates. The decrease was partially offset by increased interest expense on the $180.0 million of the Mezzanine Debt, due to a change in the interest rate on our Mezzanine Debt from 10% cash interest to 13% paid-in-kind interest (see “— Commitments and Contingencies” for more information on the Mezzanine Debt). Total debt decreased by $49.5 million from May 31, 2002 to May 31, 2003.

      The weighted-average debt outstanding during the fiscal year ended May 31, 2003 was $1,773.3 million, a decrease of $24.6 million as compared to the weighted-average debt level of $1,797.9 million during the fiscal year ended May 31, 2002. Our weighted-average interest rate was 8.3% for the fiscal year ended May 31, 2003, as compared to 8.4% for the prior year.

      Pre-tax loss before minority interest for the fiscal year ended May 31, 2003 was $181.1 million as compared to the pre-tax loss of $93.2 million for the fiscal year ended May 31, 2002.

      Income tax benefit was $69.9 million for the fiscal year ended May 31, 2003, as compared to $12.8 million for the prior year. We had a worldwide effective tax rate of 38.6% for the fiscal year ended May 31, 2003, primarily as a result of pre-tax book losses generated in the Dominican Republic for which we cannot record a tax benefit and certain expenses related to our Mezzanine Debt that are not deductible for U.S. income tax purposes, offset by the write-down of a deferred tax liability in connection with the impairment charge on the Caribbean cable franchise cost asset.

      We reported a net loss of $111.6 million for the fiscal year ended May 31, 2003, which represents an increase of $32.0 million from the net loss of $79.6 million for the prior year.

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

      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million of which $598.5 million remained outstanding at May 31, 2004 and which requires quarterly amortization payments in an aggregate principal amount of $1.5 million in fiscal year 2004, $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At May 31, 2004, $149.7 million was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate (“LIBOR”) (weighted average rate of 1.18% as of May 31, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

      As a result of the Debt Refinancing, as of May 31, 2004, we terminated all of our derivative financial instruments. Prior to the termination of the derivatives (which included interest rate swaps and an interest rate collar), we recorded an increase of $2.3 million, net of tax, in accumulated other comprehensive loss and also decreased our liabilities by $4.0 million due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, we recorded $2.3 million of other comprehensive income. In connection with the termination of our derivative financial instruments, we also incurred and paid breakage fees of $1.9 million, which were recorded as interest expense in the consolidated statement of operations.

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

      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, we purchased or redeemed $70.0 million aggregate principal amount of such notes.

      An affiliate of Welsh Carson, our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $34.9 million, or 49.9%, of the $70.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

      In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh Carson. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of May 31, 2004, we had repaid the Mezzanine Debt in full.

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

      As of May 31, 2004, we had $693.6 million of property, plant and equipment, net, placed in service. Capital expenditures for the U.S. wireless operations were $46.9 million, representing 35.3% of total capital expenditures, for the fiscal year ended May 31, 2004. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our GSM/GPRS network in each of our cell sites in our Midwest cluster. Capital expenditures for the Caribbean wireless operations were $62.9 million, representing 47.3% of total capital expenditures. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean broadband operations were $23.2 million, representing 17.4% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean broadband network infrastructure. During fiscal 2005, we anticipate capital expenditures of approximately $160.0 million, which includes $25.0 million to build out the Grand Rapids and Lansing, Michigan licenses we expect to acquire from AT&T Wireless.

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

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of May 31, 2004, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

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

      In connection with our $500 million 2013 Senior Notes offering and related amendment to the Old Senior Secured Credit Facility, we reimbursed Welsh Carson and The Blackstone Group for their outside counsel legal fees in the amount of $1.1 million and $0.1 million, respectively.

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

      In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana. The aggregate purchase price of the spectrum is $19.5 million. At the same time, we announced that we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expect to acquire from AT&T Wireless. If both of the transactions are completed, the net result will be that we will obtain licenses covering approximately 2.2 million incremental Pops and receive $4.5 million in cash. Both transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close before calendar year-end 2004. There can be no assurance that these transactions will be consummated.

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

      1. Index of Consolidated Financial Statements

      The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

      2. Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts

      3. Exhibits

      See Item 15(b) below.

(b) Exhibits

      The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).
3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

Exhibit
Number	Description

4.2	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).
4.3	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
4.6	Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.7	Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).
4.8	Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.9	Purchase Agreement dated as of January 16, 2004, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp. and the Initial Purchasers named therein, relating to the $325 million 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.9 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.10	Registration Rights Agreement dated as of February 9, 2004, by and among, Centennial Communications Corp., Centennial Cellular Operating Co. LLC, Centennial Puerto Rico Operations Corp. and the Initial Purchasers named therein, relating to the $325 million 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.10 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.11	Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10.1.2	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

Exhibit
Number	Description

+10.3	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on August 29, 2001).
10.4	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
10.5	Employment Agreement dated as of March 11, 2002, between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.7	Employment Agreement dated as of January 7, 1999, between Centennial Communications Corp. and Thomas E. Bucks (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
10.8	Employment Agreement dated as of June 16, 2003, between Centennial Communications Corp. and John de Armas (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
10.9	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
*12	Computation of Ratios.
*21	Subsidiaries of Centennial Communications Corp.
**23.1	Consent of Deloitte & Touche LLP.
**31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

*	Previously filed.

**	Filed herewith.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,

	2004	2003	2002

		(As restated)	(As restated)
OPERATING ACTIVITIES:
Net loss	$(22,792)	$(111,646)	$(79,638)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,991	139,065	157,403
Non-cash, paid-in kind interest	13,997	25,892	1,148
Minority interest in loss (income) of subsidiaries	627	489	(780)
Deferred income taxes	2,388	(79,389)	101
Income from equity investments	(143)	(192)	(564)
Loss on impairment of assets	—	189,492	33,985
Loss (gain) on disposition of assets	1,500	(1,451)	621
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase) decrease	(15,605)	19,646	(20,681)
Prepaid expenses and other current assets — (increase) decrease	(6,126)	(11,419)	7,398
Accounts payable, accrued expenses and other current liabilities — increase (decrease)	57,499	26,845	(4,487)
Deferred revenue and customer deposits — increase (decrease)	1,704	(1,488)	10,793
Other	31,120	(3,385)	8,945

Total adjustments	227,952	304,105	193,882

NET CASH PROVIDED BY OPERATING ACTIVITIES	205,160	192,459	114,244

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	2,442	25,199	217
Capital expenditures	(132,930)	(133,109)	(214,442)
Acquisitions, net of cash acquired	—	—	(1,323)
Payments, net, for assets held under capital leases		(105)	(9,100)
Distributions received from equity investments	14	67	43

NET CASH USED IN INVESTING ACTIVITIES	(130,474)	(107,948)	(224,605)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,425,000	36,398	203,251
Repayment of debt	(1,448,880)	(81,096)	(88,567)
Debt issuance costs paid	(48,064)	(1,621)	(4,632)
Net proceeds from the issuance of common stock	35,095	—	—
Proceeds from the exercise of stock options	1,329	—	1,587
Proceeds from issuance of common stock under employee stock purchase plan	390	485	1,898
Capital contributed from minority interests in subsidiaries	—	—	7,350

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(35,130)	(45,834)	120,887

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,556	38,677	10,526
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	72,548	33,871	23,345

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$112,104	$72,548	$33,871

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$106,832	$111,668	$134,167

Income taxes	$9,070	$14,682	$5,462

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$13,622	$20,014	$—

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

Note 13. Segment Information

      The Company’s consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also includes the Company’s wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also includes Infochannel Limited until its disposition in January 2003. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net loss before minority interest in (income) loss of subsidiaries, income tax (expense) benefit, other income (expense), loss on extinguishment of debt, interest expense, net, income from equity investments, other, (loss) gain on disposition of assets, loss on impairment of assets, and depreciation and amortization. See Note 3 for a discussion of the sale of the Company’s Jamaican wireless operation and Infochannel Limited.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ended May 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

      Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2004, 2003 and 2002 is as follows:

	Fiscal Year Ended May 31,

	2004	2003	2002

U.S. wireless
Service revenue	$295,474	$261,557	$246,452
Roaming revenue	54,303	77,632	92,584
Equipment sales	20,423	16,440	11,688

Total revenue	370,200	355,629	350,724
Adjusted operating income	149,488	161,122	147,667
Total assets	1,990,509	1,927,488	1,818,725
Capital expenditures	46,882	44,211	30,664
Caribbean wireless
Service revenue	$292,995	$248,441	$224,088
Roaming revenue	2,889	3,001	1,331
Equipment sales	10,328	10,610	10,920

Total revenue	306,212	262,052	236,339
Adjusted operating income	121,627	96,514	78,706
Total assets	504,146	482,185	440,235
Capital expenditures	62,894	50,423	110,382
Caribbean broadband
Switched revenue	$37,806	$33,624	$25,639
Dedicated revenue	48,899	39,876	31,214
Cable TV revenue	48,691	48,017	47,841
Other revenue	29,339	20,240	34,450

Total revenue	164,735	141,757	139,144
Adjusted operating income	59,401	39,442	22,512
Total assets	801,508	773,016	602,417
Capital expenditures	23,154	38,475	73,396
Eliminations
Total revenue(1)	$(12,306)	$(10,002)	$(7,630)
Total assets(2)	(1,756,516)	(1,726,196)	(1,248,357)
Consolidated
Total revenue	$828,841	$749,436	$718,577
Adjusted operating income	330,516	297,078	248,885
Total assets	1,539,647	1,456,493	1,613,020
Capital expenditures	132,930	133,109	214,442

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

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

	Three Months Ended

	August 31,	November 30,	February 29,
	2003	2003	2004

	(As reported)	(As reported)	(As reported)
Revenue	$203,552	$202,855	$207,392
Operating income	48,293	44,767	46,363
Income tax benefit (expense)	8,677	(15,996)	(6,459)
Net income (loss)	6,404	(12,678)	(30,333)
Income (loss) per common share:
Basic	.07	(0.13)	(0.29)
Diluted	.07	(0.13)	(0.29)

	Three Months Ended

	August 31,	November 30,	February 29,	May 31,
	2003	2003	2004	2004

	(As restated)	(As restated)	(As restated)
Revenue	$203,224	$202,789	$208,006	$214,822
Operating income	44,981	44,901	47,176	49,454
Income tax benefit (expense)(a)	840	(9,476)	7,718	(5,534)
Net (loss) income	(4,316)	(6,162)	(15,480)	3,165
(Loss) income per common share:
Basic	(0.05)	(0.06)	(0.15)	0.03
Diluted	(0.05)	(0.06)	(0.15)	0.03

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
Dated October 1, 2004