Form 10-Q
period 2004-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2004-10-12
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2004

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock - 103,294,511 outstanding shares as of October 5, 2004

                                TABLE OF CONTENTS

Part I - Financial Information                                                                                    1

Item 1. Financial Statements......................................................................                1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....               21
Item 3. Quantitative and Qualitative Disclosures about Market Risk................................               41
Item 4. Controls and Procedures...................................................................               41

Part II - Other Information                                                                                      43

Item 1. Legal Proceedings.........................................................................               43
Item 2. Unregistered Sales of Equity  Securities and Use of Proceeds..............................               43
Item 3. Defaults Upon Senior Securities...........................................................               43
Item 4. Submission of Matters to a Vote of Security Holders.......................................               43
Item 5. Other Information.........................................................................               43
Item 6. Exhibits..................................................................................               44

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        AUGUST 31, 2004          MAY 31,2004
                                                                          (UNAUDITED)
                                                                       -----------------    --------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $       89,627     $           105,712
    Accounts receivable, less allowance for doubtful accounts of
      $5,995 and $5,385, respectively                                           101,999                  84,583
    Inventory - phones and accessories, net                                      11,746                  15,986
    Prepaid expenses and other current assets                                    34,822                  32,280
    Assets held for sale                                                        130,033                 134,625
                                                                         --------------     -------------------
        Total Current Assets                                                    368,227                 373,186
Property, plant and equipment, net                                              630,236                 631,671
Equity investments in wireless systems, net                                       2,272                   2,697
Debt issuance costs, less accumulated amortization of $14,559 and
    $12,719, respectively                                                        53,131                  54,948
U.S. wireless licenses                                                          371,766                 371,766
Caribbean wireless licenses, net                                                 70,242                  70,492
Goodwill                                                                         26,704                  26,704
Customer lists, net                                                                   -                     319
Transmission and connecting rights, net                                             818                     840
Cable facility, net                                                               4,150                   4,210
Other assets, net                                                                 4,587                   2,814
                                                                         --------------     -------------------
        TOTAL ASSETS                                                     $    1,532,133     $         1,539,647
                                                                         ==============     ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt                                    $        5,856     $             5,850
    Accounts payable                                                             24,062                  26,884
    Accrued expenses and other current liabilities                              168,454                 191,559
    Payable to affiliates                                                           125                     125
    Liabilities held for sale                                                    17,659                  18,766
                                                                         --------------     -------------------
        Total Current Liabilities                                               216,156                 243,184
Long-term debt                                                                1,761,934               1,762,016
Deferred federal income taxes                                                    81,203                  71,321
Other liabilities                                                                10,627                  10,224
Minority interest in subsidiaries                                                 1,769                   1,543
Commitments and contingencies (see note 6)
STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01 per share, 10,000,000
      authorized, no shares issued or outstanding                                     -                       -
    Common $0.01 stock par value per share: 240,000,000 shares authorized; issued 103,354,653 and 103,223,924 shares,
      respectively; and outstanding 103,284,150 and 103,153,421
      shares, respectively                                                        1,034                   1,032
    Additional paid-in capital                                                  475,534                 474,918
    Accumulated deficit                                                      (1,015,047)             (1,023,514)
                                                                         --------------     -------------------
                                                                               (538,479)               (547,564)
    Less: cost of 70,503 common shares in treasury                               (1,077)                 (1,077)
                                                                         --------------     -------------------
        Total Stockholders' Deficit                                            (539,556)               (548,641)
                                                                         --------------     -------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    1,532,133     $         1,539,647
                                                                         ==============     ===================

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                    -------------------------------------
                                                                                    AUGUST 31, 2004       AUGUST 31, 2003
                                                                                                            (AS RESTATED)
                                                                                    ---------------       ---------------
Revenue:
    Service revenue                                                                 $       210,356      $        183,475
    Equipment sales                                                                           6,426                 7,861
                                                                                    ---------------      ----------------
                                                                                            216,782               191,336
                                                                                    ---------------      ----------------
Costs and Expenses:
    Cost of services (exclusive of depreciation and amortization shown below)                41,490                37,516
    Cost of equipment sold                                                                   21,326                21,674
    Sales and marketing                                                                      24,624                22,141
    General and administrative                                                               37,741                33,347
    Depreciation and amortization                                                            29,158                29,911
    Loss (gain) on disposition of assets                                                        432                  (631)
                                                                                    ---------------      ----------------
                                                                                            154,771               143,958
                                                                                    ---------------      ----------------
Operating income                                                                             62,011                47,378
                                                                                    ---------------      ----------------
Income from equity investments                                                                  145                    24
Interest expense, net                                                                       (36,479)              (49,032)
Other expense                                                                                  (878)                 (858)
                                                                                    ---------------      ----------------
Income (loss) from continuing operations before income taxes expense and
minority interest in income of subsidiaries                                                  24,799                (2,488)
    Income tax expense                                                                      (14,110)               (1,306)
                                                                                    ---------------      ----------------
Income (loss) from continuing operations before minority interest in income of
subsidiaries                                                                                 10,689                (3,794)
    Minority interest in income of subsidiaries                                                (226)                 (133)
                                                                                    ---------------      ----------------
Income (loss) from continuing operations                                                     10,463                (3,927)
    Loss from discontinued operations, net of tax provision of $429 and $2,146,
    respectively.                                                                            (1,996)                 (389)
                                                                                    ---------------      ----------------
Net income (loss)                                                                   $         8,467      $         (4,316)
                                                                                    ===============      ================
Earnings (loss) per share:
    Basic
       Earnings per share  (loss) per share from continuing operations              $          0.10      $          (0.04)
       Loss per share from discontinued operations                                            (0.02)                (0.00)
                                                                                    ---------------      ----------------
         Net income (loss) per share                                                $          0.08      $          (0.04)
                                                                                    ===============      ================
    Diluted
       Earnings per share (loss) per share from continuing operations               $          0.10      $          (0.04)
       Loss per share from discontinued operations                                            (0.02)                (0.00)
                                                                                    ---------------      ----------------
         Net income (loss) per share                                                $          0.08      $          (0.04)
                                                                                    ===============      ================
Weighted-average number of shares outstanding:
    Basic                                                                                   103,213                95,754
                                                                                    ===============      ================
    Diluted                                                                                 104,281                95,754
                                                                                    ===============      ================

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                         ------------------------------
                                                                                         AUGUST 31,         AUGUST 31,
                                                                                            2004               2003
                                                                                                           (AS RESTATED)
                                                                                         ----------        -------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                    $   8,467           $  (4,316)
    Less: loss from discontinued operations, net of tax                                     (1,996)               (389)
                                                                                         ---------           ---------
    Income (loss) from continuing operations                                                10,463              (3,927)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                           29,158              29,911
    Non cash, paid-in kind interest                                                              -               7,029
    Minority interest in income of subsidiaries                                                226                 133
    Income from equity investments                                                            (145)                (24)
    Loss (gain) on disposition of assets                                                       432                (631)
    Changes in assets and liabilities, net of effects of acquisitions and
    dispositions and other                                                                 (29,540)              7,161
                                                                                         ---------           ---------
    Total adjustments                                                                          131              43,579
                                                                                         ---------           ---------
        Net cash provided by operating activities of continuing operations                  10,594              39,652
                                                                                         ---------           ---------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                   20               1,681
    Capital expenditures                                                                   (27,446)            (23,801)
    Distributions received from equity investments                                             570                   -
                                                                                         ---------           ---------
        Net cash used in investing activities of continuing operations                     (26,856)            (22,120)
                                                                                         ---------           ---------
FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                                 -             500,861
    Repayment of debt                                                                       (1,634)           (519,461)
    Debt issuance costs paid                                                                     -             (22,305)
    Proceeds from the exercise of stock options                                                193                 127
    Proceeds from issuance of common stock under employee stock purchase plan                  425                 390
                                                                                         ---------           ---------
        Net cash used in financing activities of continuing operations                      (1,016)            (40,388)
                                                                                         ---------           ---------
Net decrease in cash and cash equivalents from continuing operations                       (17,278)            (22,856)

Net increase in cash and cash equivalents from discontinued operations                       1,193               1,101
                                                                                         ---------           ---------
Net decrease in cash and cash equivalents                                                  (16,085)            (21,755)

Cash and cash equivalents, beginning of period                                             105,712              65,493
                                                                                         ---------           ---------
Cash and cash equivalents, end of period                                                 $  89,627           $  43,738
                                                                                         =========           =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
    Interest                                                                             $  62,495           $  33,152
                                                                                         =========           =========
    Income taxes                                                                         $     968           $     603
                                                                                         =========           =========
NON-CASH TRANSACTION:
    Fixed assets acquired under capital leases                                           $   1,398           $   2,985
                                                                                         =========           =========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

      The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. These condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2004 Annual Report on Form 10-K/A, filed on October 1, 2004, which includes a summary of significant accounting policies and other disclosures. As more fully described in Note 10, the Company has restated its results as of May 31, 2003, for the years ended May 31, 2003 and 2002 and for the first three quarters of fiscal year ended May 31, 2004. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2004 and the results of its consolidated operations and cash flows for the three-month periods ended August 31, 2004 and 2003. The consolidated balance sheet as of May 31, 2004 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K/A, adjusted to present the classification of Centennial Puerto Rico Cable TV Corp., the Company's cable television business in Puerto Rico ("Centennial Cable") as a discontinued operation (see note 4).

Income Taxes:

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes, and Accounting Principles Board" ("APB") Opinion No. 28, "Interim Financial Reporting," the Company has recorded its tax provision from continuing operations for the quarter ended August 31, 2004 based on its projected annual worldwide effective tax rate of 56.9%.

      The Company's projected annual worldwide effective tax rate of 56.9% is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit and certain foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS No. 123 are shown below:

                                                                                          THREE MONTHS ENDED
                                                                                                AUGUST 31,
                                                                                     -----------------------------
                                                                                          2004            2003
                                                                                     -------------    ------------
Net income (loss):
  As reported                                                                        $      8,467     $    (4,316)
Deduct: total stock based employee  compensation  determined under
fair-value based method for all awards, net of related tax effects...........                 763             331
                                                                                     ------------     -----------
  Pro forma..................................................................        $      7,704     $    (4,647)
Earnings (loss) per share:
  Basic:   As reported.......................................................        $       0.08     $     (0.04)
           Pro forma.........................................................        $       0.07     $     (0.05)
  Diluted: As reported.......................................................        $       0.08     $     (0.04)
           Pro forma.........................................................        $       0.07     $     (0.05)

      The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                                  THREE MONTHS ENDED
                                                       AUGUST 31,
                                                 --------------------
                                                  2004         2003
                                                  ----         ----
Expected volatility...............               121.2%       127.8%
Risk-free interest rate...........                 3.5%         3.5%
Expected lives of option grants...               4 years      4 years
Expected dividend yield...........                0.00%        0.00%

Reclassification:

         Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table presents the intangible assets not subject to amortization:

                                              AS OF                AS OF
                                         AUGUST 31, 2004       MAY 31, 2004
                                         ---------------       ------------
U.S. wireless licenses                     $  371,766          $   371,766
Caribbean wireless licenses -
   Puerto Rico (1)                             54,159               54,159
Cable franchise costs (2)                      52,139               52,139
                                           ----------          -----------
Total                                      $  478,064          $   478,064
                                           ==========          ===========

(1) Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

(2) Amounts included in assets held for sale on the consolidated balance sheet.

      The following table presents other intangible assets subject to amortization:

                                               AS OF AUGUST 31, 2004            AS OF MAY 31, 2004
                                            -------------------------       -----------------------
                                              GROSS                          GROSS
                               USEFUL       CARRYING      ACCUMULATED       CARRYING   ACCUMULATED
                                LIFE         AMOUNT      AMORTIZATION        AMOUNT    AMORTIZATION
                                ----         ------      ------------       ------     ------------
Caribbean wireless
  licenses --
  Dominican Republic......    20 years      $ 20,000       $   3,917        $ 20,000     $  3,667
Customer lists............    4-5 years       21,616          21,616          21,616       21,297
Transmission and
  connecting rights.......    25 years         2,192           1,374           2,192        1,352
Cable facility............    25 years         6,000           1,850           6,000        1,790
                                            --------      ----------        --------     --------
Total.....................                  $ 49,808      $   28,757        $ 49,808     $ 28,106
                                            ========      ==========        ========     ========

      Customer lists with a gross carrying amount of $26,854 and accumulated amortization of $20,034 and $18,692 as of August 31, 2004 and May 31, 2004, respectively, are included in assets held for sale in the consolidated balance sheet.

      Other intangible assets amortization expense was $651 for the three months ended August 31, 2004. Amortization expense on the finite lived intangible assets is estimated to be $996 for the remainder of fiscal 2005, $1,328 in fiscal 2006, $1,328 in fiscal 2007, $1,328 in fiscal 2008, $1,328 in fiscal 2009 and $1,328 in fiscal 2010.

Goodwill

      The goodwill balance in the Caribbean wireless segment was $22,517 at August 31 and May 31, 2004. The goodwill balance in the Caribbean broadband segment was $4,187 at August 31 and May 31, 2004.

NOTE 3. DEBT

      Long-term debt consists of the following:

                                                                             AS OF AUGUST    AS OF MAY 31,
                                                                               31, 2004          2004
                                                                             -----------     -------------
New Senior Secured Credit Facility - Term Loans .........................    $   597,000      $   598,500
8 1/8% Senior Unsecured Notes due 2014...(The "2014 Senior Notes") ......        325,000          325,000
10 1/8% Senior Unsecured Notes due 2013 (The "2013 Senior Notes")........        500,000          500,000
10 3/4% Senior Subordinated Notes due 2008(The "2008 Senior
Subordinated Notes") ....................................................        300,000          300,000
Capital Lease Obligations ...............................................         32,622           31,141
Financing Obligation -- Tower Sale ......................................         13,168           13,225
                                                                             -----------      -----------
  Total Long-Term Debt ..................................................      1,767,790        1,767,866
Current Portion of Long-Term Debt .......................................         (5,856)          (5,850)
                                                                             -----------      -----------
  Net Long-Term Debt ....................................................    $ 1,761,934      $ 1,762,016
                                                                             ===========      ===========

      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at August 31, 2004.

      The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company's long-term debt at August 31, 2004 are summarized as follows:

August 31, 2005                                     $          5,856
August 31, 2006                                                5,938
August 31, 2007                                                5,972
August 31, 2008                                                6,120
August 31, 2009                                              306,310
August 31, 2010 and thereafter                             1,437,594
                                                    ----------------
                                                    $      1,767,790
                                                    ================

      Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2004 and 2003 was $36,701 and $49,198, respectively.

NOTE 4. DISCONTINUED OPERATIONS

      On September 6, 2004, the Company entered into a definitive agreement to sell its wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for approximately $155,000 in cash. Completion of the transaction is subject to customary closing conditions, including regulatory approval of the transfer of Centennial Cable's cable franchises, and is expected to occur in the first quarter of calendar year 2005. The expected disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") for the quarter ended August 31, 2004.

      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

                                                          THREE MONTHS ENDED AUGUST 31,
                                                          -----------------------------
                                                     2004                            2003
                                                     ----                            ----
Revenue                                          $         12,778               $       12,017
Loss before income tax benefit                             (2,425)                      (2,535)
Income tax benefit                                            429                        2,146
Net loss from discontinued operations                      (1,996)                        (389)

                                            AS OF AUGUST 31, 2004             AS OF MAY 31, 2004
                                            ---------------------             ------------------
Current assets                                $        13,084                    $      11,760
Property, plant and equipment, net                     58,683                           61,947
Cable franchise costs                                  52,139                           52,139
Total assets                                          130,033                          134,625
Current liabilities                                    11,926                           13,033
Total liabilities                                      17,659                           18,766
Net equity of discontinued operations                 112,374                          115,859

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

      The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that it is probable that any damage payments would have a material adverse effect on its consolidated results of operations.

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of intent or not less than $15,000 in damages. The Company does not believe that it is probable that any damage payments would have a material adverse effect on the Company's results of operations.

      The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business or results of operations.


Guarantees:

      The Company currently does not guarantee the debt of any entity outside its consolidated group. In the ordinary course of its business, the Company enters into agreements with third parties that provide for indemnification of counterparties. Examples of these types of agreements are underwriting agreements entered into in connection with securities offerings and agreements relating to the sale or purchase of assets. The duration, triggering events, maximum exposure and other terms under these indemnification provisions vary from agreement to agreement. In general, the indemnification provisions require the Company to indemnify the other party to the agreement against losses it may suffer as a result of the Company's breach of its representations and warranties contained in the underlying agreement or for misleading information contained in a securities offering document.

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

Other Commitments and Contingencies:

      In May 2003, the Company entered into a multi-year agreement with Ericsson, Inc., to purchase equipment and services to overlay the Company's U.S. wireless networks with global system for mobile communications ("GSM")/general packet radio service ("GPRS") technology. The Company has committed to purchase a total of approximately $15,873 of equipment and services under this agreement. As of August 31, 2004, the Company has paid $6,181 in connection with this agreement.

      In fiscal 2003 the Company entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, time division multiple access digital technology ("TDMA") and GSM traffic. Under these agreements, the Company is required to overlay its existing U.S. wireless network with a GSM network. The GSM overlay has required in fiscal 2004 and will require in fiscal 2005 approximately $10,000 to $15,000 of incremental expenditures above the Company's historical U.S. wireless expenditure levels.

      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, Anderson and Stowe ("Welsh Carson"), the Company's principal stockholder, purchased in open market transactions, approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As part of the February 2004 refinancing transactions, the Company redeemed $70,000 in aggregate principal amount of the 2008 Senior Subordinated Notes, including $34,852 principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

      In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). Convergys acquired Alltel Information Services, Inc. in December 2003. The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement including performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement.

NOTE 7. SEGMENT INFORMATION

      The Company's consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of the SFAS 131, Disclosures about Segments of an Enterprise and Related Information, (e.g., types of services offered and geographic location). U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), video and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) from continuing operations before minority interest in income of subsidiaries, income tax expense, other expense, interest expense, net, income from equity investments, (loss) gain on disposition of assets, and depreciation and amortization.

      The results of operations presented below exclude Centennial Cable TV due to its classification as a discontinued operation. (See Note 4.)

      Information about the Company's operations in its three business segments as of, and for the three months ended, August 31, 2004 and 2003 is as follows:

                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                     -----------------------
                                                     2004               2003
                                                     ----               ----
U.S. wireless
Service revenue                                   $    85,918      $    72,142
Roaming revenue                                        13,308           17,047
Equipment sales                                         3,841            5,265
                                                  -----------      -----------
  Total revenue                                       103,067           94,454
Adjusted operating income                              47,953           36,941
Total assets                                        1,986,022        1,966,549
Capital expenditures                                    9,351            7,493

Caribbean wireless
Service revenue                                   $    79,962      $    70,177
Roaming revenue                                           458            1,383
Equipment sales                                         2,585            2,544
                                                  -----------      -----------
  Total revenue                                        83,005           74,104
Adjusted operating income                              32,238           30,339
Total assets                                          497,308          437,390
Capital expenditures                                   12,939           11,211

Caribbean broadband
Switched revenue                                  $    11,379      $     8,799
Dedicated revenue                                      12,534           11,842
Other revenue                                           9,596            5,642
                                                  -----------      -----------
  Total revenue                                        33,509           26,283
Adjusted operating income                              11,410            9,378
Total assets                                          801,588          781,942
Capital expenditures                                    5,156            5,097

Eliminations
Total revenue (1)                                 $    (2,799)     $    (3,505)
Total assets (2)                                   (1,752,785)      (1,735,784)

Consolidated
Total revenue                                     $   216,782      $   191,336
Adjusted operating income                              91,601           76,658
Total assets                                        1,532,133        1,450,097
Capital expenditures                                   27,446           23,801

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2) Elimination of intercompany investments.

Reconciliation of adjusted operating income to net income (loss):

                                                              THREE MONTHS ENDED
                                                                    AUGUST 31,
                                                           ------------------------
                                                              2004           2003
                                                           ---------      ---------
Adjusted operating income ............................     $ 91,601       $ 76,658
Less: depreciation and amortization ..................      (29,158)       (29,911)
(Loss) gain on disposition of assets .................         (432)           631
                                                           --------       --------
Operating income .....................................       62,011         47,378
Income from equity investments .......................          145             24
Interest expense, net ................................      (36,479)       (49,032)
Other expense ........................................         (878)          (858)
Income tax expense ...................................      (14,110)        (1,306)
Minority interest in income of subsidiaries...........         (226)          (133)
Loss from discontinued operations ....................       (1,996)          (389)
                                                           --------       --------
Net income (loss) ....................................     $  8,467       $ (4,316)
                                                           ========       ========

NOTE 8. CONDENSED CONSOLIDATING FINANCIAL DATA

      As discussed in Note 6 to the Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended May 31, 2004, Centennial Cellular Operating Company, LLC ("CCOC") and Centennial Puerto Rico Operations Corp. ("CPROC") are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on both the 2008 Senior Subordinated Notes and the 2013 Senior Notes issued by the Company, and CPROC has unconditionally guaranteed both the 2008 Senior Subordinated Notes and the 2013 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              AS OF AUGUST 31, 2004
                             (AMOUNTS IN THOUSANDS)

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
                                        ---------------- ----------------- -------------- -------------- ------------ --------------
ASSETS
Current assets:
  Cash and cash equivalents                $    44,436    $         -      $    45,191     $         -    $         -   $    89,627
  Accounts receivable, net                      39,223              -           62,776               -              -       101,999
  Inventory - phones and
    accessories, net                             2,910              -            8,836               -              -        11,746
  Prepaid expenses and other
    current assets                               6,866              -           27,956               -              -        34,822
  Asset held for sale                                                          130,033                                      130,033
                                           -----------    -----------      -----------     -----------    -----------   -----------
     Total current assets                       93,435              -          274,792               -              -       368,227

Property, plant & equipment, net               285,804              -          344,432               -              -       630,236

Equity investments in wireless
  systems, net                                       -              -            2,272               -              -         2,272

Debt issuance costs, net                        23,384              -           29,747               -              -        53,131

U.S. wireless licenses                               -              -          371,766               -              -       371,766

Caribbean wireless licenses, net                     -              -           70,242               -              -        70,242

Goodwill                                         4,186              -           22,518               -              -        26,704

Cable franchise costs                                -              -                -               -              -             -

Intercompany                                         -      1,311,342        1,201,878         528,173     (3,041,393)            -

Investment in subsidiaries                           -       (278,593)         106,228        (786,351)       958,716             -

Other assets, net                                5,965              -            3,590               -              -         9,555
                                           -----------    -----------      -----------     -----------    -----------   -----------
     Total                                 $   412,774    $ 1,032,749      $ 2,427,465     $  (258,178)   $(2,082,677)  $ 1,532,133
                                           ===========    ===========      ===========     ===========    ===========   ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt        $        16    $     6,000      $      (160)    $         -    $         -   $     5,856
  Accounts payable                              12,232              -           11,830               -              -        24,062
  Accrued expenses and other
    current liabilities                        524,475              -          352,123               -       (708,144)      168,454
  Payable to affiliates                              -              -              125               -              -           125
  Liabilities held for sale                                                     17,659                                       17,659
                                           -----------    -----------      -----------     -----------    -----------   -----------
  Total current liabilities                    536,723          6,000          381,577               -       (708,144)      216,156

Long-term debt                                 829,140        892,600           40,194               -              -     1,761,934

Deferred federal income taxes                        -              -           81,203               -              -        81,203

Other liabilities                                2,771              -            7,856               -              -        10,627

Intercompany                                    10,112        920,500        1,839,515         281,378     (3,051,505)            -

Minority interest in subsidiaries                    -              -            1,769               -              -         1,769

Stockholders' equity (deficit):
  Common stock                                       -              -                -           1,034              -         1,034
  Additional paid-in capital                  (818,498)             -          818,498         475,534                      475,534
  Accumulated deficit                         (147,474)      (786,351)        (743,147)     (1,015,047)     1,676,972    (1,015,047)
                                           -----------    -----------      -----------     -----------    -----------   -----------
                                              (965,972)      (786,351)          75,351        (538,479)     1,676,972      (538,479)
  Less: treasury shares                                                                         (1,077)                      (1,077)
                                           -----------    -----------      -----------     -----------    -----------   -----------
  Total stockholders' (deficit) equity        (965,972)      (786,351)          75,351        (539,556)     1,676,972      (539,556)
                                           -----------    -----------      -----------     -----------    -----------   -----------
     Total                                 $   412,774    $ 1,032,749      $ 2,427,465     $  (258,178)   $(2,082,677)  $ 1,532,133
                                           ===========    ===========      ===========     ===========    ===========   ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                     Centennial         Centennial                       Centennial                   Communications
                                    Puerto Rico          Cellular                      Communications                   Corp. and
                                  Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations    Subsidiaries
                                  ----------------  -----------------  --------------  --------------  ------------   --------------
Revenue                             $     91,564      $          -      $    127,202    $          -   $     (1,984)   $    216,782
                                    ------------      ------------      ------------    ------------   ------------    ------------

Costs and expenses:
Cost of services (exclusive
   of depreciation and
   amortization shown below)              13,237                 -            29,278               -         (1,025)         41,490
 Cost of equipment sold                    6,352                 -            14,974               -              -          21,326
 Sales and marketing                       9,686                 -            14,938               -              -          24,624
 General and administrative               19,199                 -            19,501               -           (959)         37,741
 Depreciation and amortization            16,691                 -            12,467               -              -          29,158
 Loss (Gain) on disposition of
   assets                                    531                 -               (99)              -              -             432
                                    ------------      ------------      ------------    ------------   ------------    ------------
                                          65,696                 -            91,059               -         (1,984)        154,771
                                    ------------      ------------      ------------    ------------   ------------    ------------

Operating income                          25,868                 -            36,143               -              -          62,011
                                    ------------      ------------      ------------    ------------   ------------    ------------

Income from equity investments                 -                 -               145               -              -             145
Income (loss) from investments
 in subsidiaries                               -             8,467               831           8,467        (17,765)              -
Interest expense, net                    (24,475)           (9,300)           (2,704)              -              -         (36,479)
Other expenses                              (411)                -              (467)              -              -            (878)
Intercompany interest allocation               -             9,300            (9,300)              -              -               -
                                    ------------      ------------      ------------    ------------   ------------    ------------

Income (loss) from continuing
  operations before income tax
  expense and minority interest              982             8,467            24,648           8,467        (17,765)         24,799

Income tax expense                          (151)                            (13,959)              -              -         (14,110)
                                    ------------      ------------      ------------    ------------   ------------    ------------

Income (loss) from continuing
  operations before minority
  interest                                   831             8,467            10,689           8,467        (17,765)         10,689

Minority interest in
  income (loss)                                -                 -              (226)              -              -            (226)
                                    ------------      ------------      ------------    ------------   ------------    ------------

Income (loss) from continuing
  operations                                 831             8,467            10,463           8,467        (17,765)         10,463

Loss from discontinued
  operations                                                                  (1,996)                                        (1,996)
                                    ------------      ------------      ------------    ------------   ------------    ------------

Net income (loss)                   $        831      $      8,467      $      8,467    $      8,467   $    (17,765)   $      8,467
                                    ============      ============      ============    ============   ============    ============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                     Centennial        Centennial                        Centennial                   Communications
                                     Puerto Rico        Cellular                       Communications                   Corp. and
                                  Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.       Eliminations   Subsidiaries
                                  ----------------  -----------------  --------------  --------------   ------------  --------------
OPERATING ACTIVITIES:
   Net income                         $    831          $  8,467          $  8,467        $  8,467        $(17,765)     $   8,467
   Less: loss from discontinued
    operations, net of tax                  -                 -            (1,996)              -               -          (1,996)
                                      --------          --------          --------        --------        --------      ---------

   Income (loss) from continuing
    operations                             831             8,467            10,463           8,467         (17,765)        10,463

Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:

   Depreciation and amortization        16,691                 -            12,467               -               -         29,158
   Minority interest in income
    of subsidiaries                          -                 -               226               -               -            226
   Income from equity investments            -                 -              (145)              -               -           (145)
   Equity in undistributed
    earnings of subsidiaries                 -            (8,467)             (831)         (8,467)         17,765              -
   Loss (gain) on disposition
    of assets                              531                 -               (99)              -                            432
   Changes in assets and
     liabilities, net of effects
     of acquisitions and
     dispositions and other             (1,380)          (37,214)          672,119        (129,300)       (533,765)       (29,540)
                                      --------          --------          --------        --------        --------      ---------

   Total adjustments                    15,842           (45,681)          683,737        (137,767)       (516,000)           131
                                      --------          --------          --------        --------        --------      ---------

      NET CASH PROVIDED BY
       (USED IN) OPERATING
       ACTIVITIES                       16,673           (37,214)          694,200        (129,300)       (533,765)        10,594
                                      --------          --------          --------        --------        --------      ---------

INVESTING ACTIVITIES:

   Proceeds from disposition
    of assets, net of cash
    expenses                                 -                 -                20               -               -             20
   Capital expenditures                (18,491)                -            (8,955)              -               -        (27,446)
   Distributions received from
    equity investments                       -                 -               570               -               -            570
                                      --------          --------          --------        --------        --------      ---------

      NET CASH USED IN INVESTING
       ACTIVITIES                      (18,491)                -            (8,365)              -               -        (26,856)
                                      --------          --------          --------        --------        --------      ---------

FINANCING ACTIVITIES:

   Repayment of debt                       (21)           (1,500)             (113)              -               -         (1,634)
   Proceeds from the exercise of
    employee stock options                   -                 -                 -             193               -            193
   Proceeds from issuance of
    common stock under employee
    stock purchase plan                      -                 -                 -             425               -            425
   Cash (paid to) received from
    affiliates                           3,791            38,714          (704,952)        128,682         533,765              -
                                      --------          --------          --------        --------        --------      ---------

      NET CASH (USED IN)
       PROVIDED BY
       FINANCING ACTIVITIES              3,770            37,214          (705,065)        129,300         533,765         (1,016)
                                      --------          --------          --------        --------        --------      ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPS                    1,952                 -           (19,230)              -               -        (17,278)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS FROM
  DISCONTINUED OPS                           -                 -             1,193               -              -           1,193
                                      --------          --------          --------        --------       --------       ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS              1,952                 -           (18,037)              -              -         (16,085)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   42,484                 -            63,228               -              -         105,712
                                      --------          --------          --------        --------       --------       ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $ 44,436          $      -          $ 45,191        $      -       $      -       $  89,627
                                      ========          ========          ========        ========       ========       =========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       Centennial
                               Centennial         Centennial                          Centennial                     Communications
                               Puerto Rico         Cellular                         Communications                     Corp. and
                             Operations Corp.  Operating Co. LLC   Non-Guarantors       Corp.         Eliminations    Subsidiaries
                             ----------------  -----------------   --------------   --------------   --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents   $       42,484    $            -     $       63,228   $            -   $            -  $      105,712
  Accounts receivable, net            37,010                 -             47,573                -                -          84,583
  Inventory - phones and
   accessories, net                    2,756                 -             13,230                -                -          15,986
  Prepaid expenses and
   other current assets                3,452                 -             28,828                -                -          32,280
  Asset held for sale                      -                              134,625                                           134,625
                              --------------    --------------     --------------   --------------   --------------  --------------

      Total current assets            85,702                 -            287,484                -                -         373,186

Property, plant &
 equipment, net                      285,004                 -            346,667                -                -         631,671

Equity investments in
 wireless systems, net                     -                 -              2,697                -                -           2,697

Debt issuance costs, net              24,082                 -             30,866                -                -          54,948

U.S. wireless licenses                     -                 -            371,766                -                -         371,766

Caribbean wireless
 licenses, net                             -                 -             70,492                -                -          70,492

Goodwill                               4,186                 -             22,518                -                -          26,704

Cable franchise costs                      -                 -                  -                -                -               -

Intercompany                               -         1,361,804          1,228,067          629,423       (3,219,294)              -

Investment in
 subsidiaries                              -          (322,879)           767,558         (924,118)         479,439               -

Other assets, net                      4,889                 -             27,716                -          (24,422)          8,183
                              --------------    --------------     --------------   --------------   --------------  --------------

      Total                   $      403,863    $    1,038,925     $    3,155,831   $     (294,695)  $   (2,764,277) $    1,539,647
                              ==============    ==============     ==============   ==============   ==============  ==============

LIABILITIES AND
  STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of
   long-term debt             $           34    $        6,000     $         (184)  $            -   $            -  $        5,850
  Accounts payable                     9,488                 -             17,396                -                -          26,884
  Accrued expenses and
   other current
   liabilities                       525,704                 -            358,265                -         (692,410)        191,559
  Payable to affiliates                    -                 -                125                -                -             125
  Liabilities held
   for sale                                -                               18,766                                            18,766
                              --------------    --------------     --------------   --------------   --------------  --------------

  Total current
   liabilities                       535,226             6,000            394,368                -         (692,410)        243,184

Long-term debt                       829,119           894,100             38,797                -                -       1,762,016

Deferred federal income
 taxes                                     -                 -             71,321                -                -          71,321

Other liabilities                          -                 -             10,224                -                -          10,224

Intercompany                           6,321           933,643          1,673,982          253,946       (2,867,892)              -

Minority interest in
 subsidiaries                              -                 -              1,543                -                -           1,543

Stockholders' equity
  (deficit):
  Preferred stock                          -                 -                  -                -                -               -
  Common stock                             0                 0              1,003            1,032           (1,003)          1,032
  Additional paid-in
   capital                          (818,498)                -          1,716,207          474,918         (897,709)        474,918
  Accumulated deficit               (148,305)         (794,818)          (751,614)      (1,023,514)       1,694,737      (1,023,514)
  Accumulated other
   comprehensive loss                      -                 -                  -                -                -               -
                              --------------    --------------     --------------   --------------   --------------  --------------
                                    (966,803)         (794,818)           965,596         (547,564)         796,025        (547,564)

  Less: treasury shares                    -                 -                  -           (1,077)               -          (1,077)
  Deferred compensation                    -                 -                  -                -                -               -
                              --------------    --------------     --------------   --------------   --------------  --------------

  Total stockholders'
   (deficit) equity                 (966,803)         (794,818)           965,596         (548,641)         796,025        (548,641)
                              --------------    --------------     --------------   --------------   --------------  --------------

      Total                   $      403,863    $    1,038,925     $    3,155,831   $     (294,695)  $   (2,764,277) $    1,539,647
                              ==============    ==============     ==============   ==============   ==============  ==============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                      FOR THE THREE MONTHS ENDED AUGUST 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                    Centennial        Centennial                        Centennial                    Communications
                                    Puerto Rico        Cellular                       Communications                    Corp. and
                                 Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.        Eliminations    Subsidiaries
                                 ----------------  -----------------  --------------  --------------   ------------   --------------
Revenue                            $     83,548      $          -      $    110,527    $          -    $     (2,739)   $    191,336
                                   ------------      ------------      ------------    ------------    ------------    ------------

Costs and expenses:
  Cost of services (exclusive
   of depreciation and
   amortization shown below)             13,047                              26,286                          (1,817)         37,516
  Cost of equipment sold                  5,761                 -            15,913               -                          21,674
  Sales and marketing                     8,973                 -            13,168               -               -          22,141
  General and administrative             15,569                 -            18,700               -            (922)         33,347
  Depreciation and amortization          15,399                 -            14,512               -               -          29,911
  Loss on impairment of assets                -                 -                 -               -               -               -
  Loss/ (Gain) on disposition
   of assets                                 73                 -              (704)              -               -            (631)
                                   ------------      ------------      ------------    ------------    ------------    ------------
                                         58,822                 -            87,875               -          (2,739)        143,958
                                   ------------      ------------      ------------    ------------    ------------    ------------

Operating income                         24,726                 -            22,652               -               -          47,378
                                   ------------      ------------      ------------    ------------    ------------    ------------

Income from equity investments                -                 -                24               -               -              24
Income from investments in
  subsidiaries                                -             3,243             8,777           3,243         (15,263)              -
Interest expense, net                   (15,852)          (42,040)           16,419          (7,559)              -         (49,032)
Other expense                                 -                 -              (858)              -               -            (858)
Intercompany interest
  allocation                                  -            42,040           (42,040)              -               -               -
                                   ------------      ------------      ------------    ------------    ------------    ------------

Income (loss) before income
  tax expense and minority
  interest in income of
  subsidiaries.                           8,874             3,243             4,974          (4,316)        (15,263)         (2,488)

Income tax benefit                          (97)                -            (1,209)              -               -          (1,306)
                                   ------------      ------------      ------------    ------------    ------------    ------------

Income (loss) before minority
  interest in income of
  subsidiaries                            8,777             3,243             3,765          (4,316)        (15,263)         (3,794)

Minority interest in income
  of subsidiaries                             -                 -              (133)              -               -            (133)
                                   ------------      ------------      ------------    ------------    ------------    ------------

Income (loss) from continuing
  operations                              8,777             3,243             3,632          (4,316)        (15,263)         (3,927)

Loss from discontinued
  operations                                  -                 -              (389)              -               -            (389)
                                   ------------      ------------      ------------    ------------    ------------    ------------

Net income (loss)                  $      8,777      $      3,243      $      3,243    $     (4,316)   $    (15,263)   $     (4,316)
                                   ============      ============      ============    ============    ============    ============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       Centennial
                                     Centennial          Centennial                      Centennial                  Communications
                                     Puerto Rico          Cellular                     Communications                  Corp. and
                                   Operations Corp.  Operating Co. LLC Non-Guarantors      Corp.       Eliminations  Subsidiaries
                                   ----------------  ----------------- --------------  --------------  ------------  --------------
OPERATING ACTIVITIES:

  Net income (loss)                  $      8,777      $      3,243     $      3,243    $     (4,316)  $    (15,263)  $     (4,316)
  Less: loss from
   discontinued operations,
   net of tax                                   -                 -             (389)              -              -           (389)
                                     ------------      ------------     ------------    ------------   ------------   ------------
  Income (loss) form
   continuing operations                    8,777             3,243            3,632          (4,316)       (15,263)        (3,927)

Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating activities:

  Depreciation and amortization            15,399                 -           14,512               -              -         29,911
  Non cash paid-in kind
    interest                                    -                 -                -           7,029              -          7,029
  Minority interest in loss
    of subsidiaries                             -                 -              133               -              -            133
  Income from equity investments                -                 -              (24)              -              -            (24)
  Equity in undistributed
    earnings of subsidiaries                    -            (3,243)          (8,777)         (3,243)        15,263              -
  Loss (gain) on disposition of
    assets                                     73                 -             (704)              -              -           (631)
  Changes in assets and
    liabilities, net of effects
    of acquisitions and
    dispositions and other                 13,449                 -           (6,818)            530              -          7,161
                                     ------------      ------------     ------------    ------------   ------------   ------------

  Total adjustments                        28,921            (3,243)          (1,678)          4,316         15,263         43,579
                                     ------------      ------------     ------------    ------------   ------------   ------------

    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                  37,698                 -            1,954               -              -         39,652
                                     ------------      ------------     ------------    ------------   ------------   ------------

INVESTING ACTIVITIES:

  Proceeds from disposition of
    assets, net of cash expenses                -                 -            1,681               -              -          1,681
  Capital expenditures                    (11,031)                -          (12,770)              -              -        (23,801)
                                     ------------      ------------     ------------    ------------   ------------   ------------

    NET CASH USED IN INVESTING
     ACTIVITIES                           (11,031)                -          (11,089)              -              -        (22,120)
                                     ------------      ------------     ------------    ------------   ------------   ------------

FINANCING ACTIVITIES:

  Proceeds from the issuance
    of long-term debt                     173,400                 -          327,461               -              -        500,861
  Repayment of debt                      (228,500)             (200)        (199,999)        (90,762)             -       (519,461)
  Debt issuance costs                           -                 -          (22,305)              -              -        (22,305)
  Proceeds from exercise of
    stock options                               -                 -                -             127              -            127
  Proceeds from issuance of
    common stock under
    employee stock purchase plan                -                 -                -             390              -            390
  Cash (paid to) received
    from affiliates                        (1,918)              200          (88,527)         90,245              -              -
                                     ------------      ------------     ------------    ------------   ------------   ------------

    NET CASH USED IN FINANCING
     ACTIVITIES                           (57,018)                -           16,630               -              -        (40,388)
                                     ------------      ------------     ------------    ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                     (30,351)                -            7,495               -              -        (22,856)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS FROM DISCONTINUED
 OPERATIONS                                     -                 -            1,101               -              -          1,101
                                     ------------      ------------     ------------    ------------   ------------   ------------

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                (30,351)                -            8,596               -              -        (21,755)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       36,572                 -           28,921               -              -         65,493
                                     ------------      ------------     ------------    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                       $      6,221      $          -     $     37,517    $          -   $          -   $     43,738
                                     ============      ============     ============    ============   ============   ============

NOTE 9. SUBSEQUENT EVENTS

      In August 2004, the Company entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of personal communication service ("PCS") spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19,500. At the same time, the Company entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that the Company expected to acquire from AT&T Wireless. The Company received approval of these transactions from the FCC and consummated the transactions on October 1, 2004, prior to the Federal Communications Commission ("FCC") approvals becoming final orders. As a result of the transactions, the Company has acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.

      In connection with the issuance of the 2014 Senior Notes on February 9, 2004, the Company entered into a registration rights agreement pursuant to which it agreed, among other things, (i) to register the 2014 Senior Notes with the SEC within 180 days after February 9, 2004 and (ii) to consummate the related exchange offer within 210 days after February 9, 2004. As a result of the restatement described in Note 10 to the Consolidated Financial Statements, the registration process has been delayed beyond the required dates. As a result, pursuant to the terms of the registration rights agreement, effective August 8, 2004, the Company is obligated to pay an additional 0.50% per annum of interest on the 2014 Senior Notes. The Company is obligated to pay this additional interest until the Company consummates the exchange offer. The Company expects to consummate the exchange offer in early November 2004.

NOTE 10. RESTATEMENT

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for the Company for the fiscal year ending May 31, 2005, as well as recent guidance surrounding such legislation, the Company has restated its condensed consolidated financial statements for the three months ended August 31, 2003. Such restatement relates primarily to adjustments that were identified in the ordinary course of prior audits of the Company's consolidated financial statements, but not recorded at the time due to their immateriality from both a qualitative and quantitative perspective. In an effort not to distort the results of any period, the Company has recorded all adjustments in the years or quarter, as applicable, in which they arose.

      The nature of the adjustments to restate the Company's consolidated financial statements primarily relate to the following:

      - Overstated Accrual Estimates -- The Company has historically taken a conservative approach with respect to determining certain accrual estimates. Year over year fluctuations in these accruals have resulted in an immaterial impact on the consolidated financial statements.

      - Billing Cycle Cut-off -- The Company has historically underestimated the amount of unbilled revenue related to its businesses. In addition, the Company has historically recognized less revenue associated with amounts billed in advance and subsequently earned as services are provided. These differences were caused by timing issues resulting from the Company's billing process.

Provided below is a comparison of restated summarized quarterly financial data and summarized quarterly financial data as previously reported.

                                              THREE MONTHS ENDED
                                               AUGUST 31, 2003
                                       (AS REPORTED)(1)  (AS RESTATED)(1)
                                       ----------------  ----------------
Revenue                                   $ 191,664       $  191,336
Operating income                             50,790           47,378
Income tax benefit (expense)                  8,677           (1,306)(2)
Net income (loss)                             6,404           (4,316)
Income (loss) per common share:
      Basic                                    0.07            (0.04)
      Diluted                                  0.07            (0.04)

(1) Excludes amounts related to Centennial Cable, which have been presented as discontinued operations.

(2) Income tax benefit (expense) has been adjusted to reflect the effect that the restatement had on the Company's forecasted income for the year ended May 31, 2004 and certain quarters in the year ended May 31, 2003, as well as changes resulting from the Company's application of Financial Interpretation No. 18, "Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28," to exclude from the projected annual effective tax rate losses related to certain foreign jurisdictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for us for the fiscal year ending May 31, 2005, as well as recent guidance surrounding such legislation, we have restated our consolidated financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 (not presented herein), as well as the first three quarters of fiscal year ended May 31, 2004 for the items discussed in Note 10 to the Condensed Consolidated Financial Statements. Such restatement relates primarily to adjustments that were identified in the ordinary course of prior audits of our consolidated financial statements, but not recorded at the time due to their immateriality. The effects of the restatement have been reflected in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. ("Centennial Cable") due to its classification as a discontinued operation.

      The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10 K/A for the fiscal year ended May 31, 2004, filed on October 1, 2004, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1,
Item 1 of this Form 10-Q. Additionally, please refer to the Company's Registration Statement on Form S-4/A filed on October 1, 2004, for its Pro Forma Condensed Consolidated Financial Statements which give effect to the disposal of Centennial Cable by Centennial as if it has occurred on June 1, 2001 and as of May 31, 2004.

EXECUTIVE OVERVIEW

   Company Overview

      We are a leading regional wireless and broadband (wireline and cable television) telecommunications service provider serving over one million customers in markets covering approximately 19.5 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the "Risk Factors" section of our 2004 Annual Report on Form 10-K/A.

   Management's Summary

      Our vision is to be the premier regional provider of telecommunications services by tailoring the ultimate customer experience in the markets we serve.

      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.3 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas that generally have lower penetration levels than major metropolitan areas.

      In the Caribbean region, we offer wireless, wireline and cable television services in Puerto Rico, wireless and wireline services in the Dominican Republic and wireless services in the U.S. Virgin Islands. Once we complete the sale of Centennial Cable we no longer expect to offer cable television services. For the three months ended August 31, 2004, approximately 86% of our revenue of our Caribbean operations was derived from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission ("FCC") regulated commonwealth of the United States.

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

      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three-month period ending August 31, 2004, we spent $9.3 million on capital expenditures in our U.S. wireless operations. Much of this investment was to build the foundation for an upgrade of our network to GSM (global system for mobile communications) in our Southeast cluster. We spent $12.9 million and $5.2 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three month period ending August 31, 2004.

      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments -- see Note 7 to the Condensed Consolidated Financial
Statements for reconciliation to the appropriate GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

            -     Gross postpaid and prepaid wireless additions

            -     Net gain (loss) -- wireless subscribers

            - Revenue per average wireless customer (including roaming revenue), or ARPU

            -     Roaming revenue

            -     Penetration -- total wireless

            -     Postpaid churn -- wireless

            -     Prepaid churn -- Caribbean wireless

            -     Average monthly minutes of use per wireless customer

            -     Fiber route miles -- Caribbean broadband

            -     Switched access lines -- Caribbean broadband

            -     Dedicated access line equivalents -- Caribbean broadband

            -     On-net buildings -- Caribbean broadband

            -     Capital expenditures


      Gross postpaid and prepaid wireless additions represent the number of new subscribers we are able to add during the period. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth. We focus on postpaid customers.

      Net gain (loss) -- wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

      Revenue per average wireless customer (including roaming revenue), or ARPU, represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and cost-effective. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting and call forwarding.

      Roaming revenues represent the amount of revenue we receive from other wireless carriers for providing service to their subscribers who "roam" into our markets and use our systems to carry their calls. The per minute rate paid by a roamer is established by an agreement between the roamer's wireless provider and us. The amount of roaming revenue we generate is often dependent upon usage patterns of our roaming partners' subscribers and the rate plan mix and technology mix of our roaming partners. We closely monitor trends in roaming revenues because usage patterns by our roaming partners' subscribers can be difficult to predict.

      Penetration -- total wireless represents a percentage, which is calculated by dividing the number of our subscribers by the total population of potential subscribers available in the markets that we serve.

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

      Average monthly minutes of use per wireless customer represents the average number of minutes ("MOU's") used by our customers during a period. We monitor growth in MOU's to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

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

      Dedicated access line equivalents represents the amount of Voice Grade Equivalent ("VGE") lines used to connect two ends points. We monitor the trends in our dedicated service using VGE against forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.

      On-net buildings is a location where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities based competitive local exchange carrier, or CLEC, it is a critical performance measurement of our growth and a clear indication of our increased footprint.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

      There are certain critical estimates that we believe require significant judgment in the preparation of our Condensed Consolidated Financial Statements. We consider an accounting estimate to be critical if:

      - it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

      - changes in the estimate or different estimates that we could have selected may have had a material effect on our financial condition or results of operations.

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

            Property, Plant and Equipment -- Depreciation

      The wireless communications industry is capital intensive. Depreciation of property, plant and equipment constitutes a substantial operating cost for us. The cost of our property, plant and equipment, principally wireless communications equipment, is charged to depreciation expense using the straight-line method over estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage values to determine if an adjustment to the estimated remaining useful lives and depreciation rates is necessary. Actual economic lives may differ from our lives as a result of changes in technology, market conditions and other factors. Such changes could result in a change in our estimated useful lives and therefore our depreciation expense in future periods.

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

            Goodwill and Wireless Licenses -- Valuation of Goodwill and Indefinite-Lived Intangible Assets

      We review goodwill, wireless licenses and cable franchise costs for impairment based on the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). In analyzing goodwill, U.S. wireless licenses and Caribbean wireless licenses for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill, wireless licenses or cable franchise costs impairment charge.

RESULTS OF OPERATIONS

      We had 1,068,100 wireless subscribers at August 31, 2004, as compared to 968,700 at August 31, 2003, an increase of 10%. Net income for the three months ended August 31, 2004 was $8.5 million, as compared to a net loss of $4.3 million for the three months ended August 31, 2003. Basic earnings per share for the three months ended August 31, 2004 was $0.08 as compared to basic loss per share of $(0.04) for the three months ended August 31, 2003. Diluted earnings per share for the three months ended August 31, 2004 was $0.08 as compared to diluted loss per share of $(0.04) for the three months ended August 31, 2003.

         In accordance with SFAS No. 109, "Accounting for Income Taxes", and APB opinion No. 28, "Interim Financial Reporting", we have recorded our tax expense from continuing operations for the three months ended August 31, 2004 based on our projected annual worldwide effective tax rate of 56.9%. Our projected annual worldwide effective tax rate of 56.9% is impacted by the following variables:

      1. book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized;

      2.    state taxes net of federal tax benefit;

      3.    foreign taxes for which we cannot claim a foreign tax credit.

Consolidated Operations

                                              THREE MONTH ENDED
                                                  AUGUST 31,
                                            ----------------------     $          %
                                              2004         2003      CHANGE     CHANGE
                                              ----         ----      ------     ------
                                                 (Unaudited)
                                            (in thousands,except
                                               per share data)
Operating income..........................  $ 62,011     $ 47,378   $ 14,633      31%
Net income (loss).........................     8,467       (4,316)    12,783       *
Earnings (loss) per share:
  Basic...................................      0.08        (0.04)      0.12       *
  Diluted.................................      0.08        (0.04)      0.12       *

*     Percentage change not meaningful.

U.S. Wireless Operations

                                        THREE MONTHS ENDED
                                           (UNAUDITED)
                                  -----------------------------       %
(In thousands)                    8/31/04    8/31/03   $ CHANGE     CHANGE
--------------                    -------    -------   --------     ------
Revenue:
Service revenue                   $ 85,918   $72,142   $ 13,776       19%
Roaming revenue                     13,308    17,047     (3,739)     (22)
Equipment sales                      3,841     5,265     (1,424)     (27)
                                   -------    ------     ------       --
       Total revenue               103,067    94,454      8,613        9
                                   -------    ------     ------       --
Costs and expenses:
Cost of services                    16,792    18,589     (1,797)      10
Cost of equipment sold              11,423    13,161     (1,738)     (13)
Sales and marketing                 12,607    11,421      1,186       10
General and administrative          14,292    14,342        (50)       -
                                   -------    ------     ------       --
       Total costs and expenses     55,114    57,513     (2,399)      (4)
                                  --------   -------   --------       --
Adjusted operating income (1)     $ 47,953   $36,941   $ 11,012       30%
                                  ========   =======   ========       ==

(1) Adjusted operating income represents the profitability measure of the segment - see Note 7 to the condensed consolidated financial statements for a reconciliation to the appropriate GAAP measure.

      Revenue. U.S. wireless service revenue increased in the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. The increase was primarily due to an increase in service revenue from existing subscribers of $12.7 million and growth in revenue from new subscribers of $1.1 million as compared to the same period last year. In addition, as a result of an order received from the Federal Communications Commission ("FCC") during the three months ended August 31, 2004, U.S. wireless became entitled to collect and therefore recognized $8.5 million of revenue related to payments from the universal service fund ("USF") on account of its designation as an eligible telecommunications carrier in Louisiana, Michigan and Mississippi. $5.0 million of the $8.5 million relates to USF support in Louisiana for prior periods for which the amount did not become known and realizability was not probable until the current quarter with receipt of the FCC order.

      U.S. wireless roaming revenue decreased for the three months ended August 31, 2004. As we previously anticipated, the decrease was primarily the result of lower average roaming rates per minute as well as a decrease in minutes of use.

      Our U.S. wireless operations had approximately 551,400 and 546,100 subscribers at August 31, 2004 and 2003, respectively. Postpaid subscribers account for 96% of total U.S. wireless subscribers as of August 31, 2004. During the twelve months ended August 31, 2004, increases from new activations of 163,200 were offset by subscriber cancellations of 157,900. The monthly postpaid churn rate was 2.1% for the three months ended August 31, 2004, as compared to 1.8% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      Equipment sales decreased during the three months ended August 31, 2004, as compared to the three months ended August 31, 2003 due primarily to lower activations, as well as an increase in phones that were provided free to customers in connection with new promotions.

      U.S. wireless revenue per subscriber per month ("ARPU") was $62 for the three months ended August 31, 2004, as compared to $58 for the same period a year ago. Revenue per average wireless customer includes $5.0 million of USF revenue related to prior quarters. Revenue per average wireless customer excluding this $5.0 million of USF revenue was $59. Average minutes of use per subscriber were 518 per month for the three months ended August 31, 2004 as compared to 412 for the same period last year. Wireless ARPU increased due to the aforementioned USF revenue.

      Costs and expenses. Cost of services decreased during the three months ended August 31, 2004, as compared to the same period last year, primarily due to a decrease in incollect roaming cost which was driven primarily by lower incollect roaming rates and also due to amounts received as reimbursements for our E911 costs.

      Cost of equipment sold decreased for the three months ended August 31, 2004, as compared to the same period last year, primarily due to lower activations and also due to a decrease in average cost per phone.

      Sales and marketing expenses increased for the three months ended August 31, 2004 as compared to the same period in the prior year, due primarily to increased advertising associated with new promotions, partially offset by lower commissions as a result of lower activations.

      Adjusted operating income for the U.S. wireless operations increased for the three months ended August 31, 2004 as compared to the same period in fiscal 2004 primarily due to the aforementioned USF revenue.

Caribbean Wireless Operations

                                        THREE MONTHS ENDED
                                            (UNAUDITED)
                                  ---------------------------
                                                                 %
(In thousands)                    8/31/04   8/31/03  $ CHANGE  CHANGE
---------------                   -------   -------  --------  ------
Revenue:
Service revenue                   $79,962   $70,177   $ 9,785     14%
Roaming revenue                       458     1,383      (925)   (67)
Equipment sales                     2,585     2,544        41      2
                                  -------   -------   -------    ---
       Total revenue               83,005    74,104     8,901     12
                                  -------   -------   -------    ---
Costs and expenses:
Cost of services                   12,686    12,144       542      4
Cost of equipment sold              9,685     8,392     1,293     15
Sales and marketing                10,245     9,372       873      9
General and administrative         18,151    13,857     4,294     31
                                  -------   -------   -------    ---
       Total costs and expenses    50,767    43,765     7,002     16
                                  -------   -------   -------    ---
Adjusted operating income (1)     $32,238   $30,339   $ 1,899      6%
                                  =======   =======   =======    ===

(1) Adjusted operating income represents the profitability measure of the segment - see Note 7 to the condensed consolidated financial statements for a reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. The increase in Caribbean wireless service revenue was primarily due to growth in revenue from new subscribers of $17.6 million for the three months ended August 31, 2004, partially offset by a decrease in service revenue from existing subscribers of $7.8 million. The growth in service revenue was less than the growth in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic which generally have a lower ARPU, as well as to increased sales of lower ARPU companion plans in Puerto Rico.

      Our Caribbean wireless operations had approximately 516,700 subscribers at August 31, 2004, an increase of 22% from 422,600 subscribers at August 31, 2003. During the twelve months ended August 31, 2004, increases from new activations of 287,800 were offset by subscriber cancellations of 193,700. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competitive factors and non-payment.

      The monthly postpaid churn rate increased to 2.4% for three months ended August 31, 2004 from 2.1% for the same period last year. Our postpaid subscribers represented approximately 73% of our total Caribbean wireless subscribers at August 31, 2004, down from approximately 76% at August 31, 2003. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which have a higher percentage of prepaid customers.

      Caribbean wireless ARPU was $55 for the three months ended August 31, 2004, as compared to $60 for the same period last year. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers which generally have a lower ARPU than postpaid subscribers. In addition, the decrease in ARPU was caused by an increase in sales of companion rate plans in Puerto Rico.

      Our subscribers used an average of 947 minutes of airtime per month during the three months ended August 31, 2004, compared to 894 minutes per month during the three months ended August 31, 2003. Our postpaid subscribers used an average of 1,261 minutes of airtime per month during the three months ended August 31, 2004, as compared to 1,143 minutes of use per month during the three months ended August 31, 2003.

      Revenue from Caribbean wireless roaming decreased for the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The decrease was primarily due to the loss of Verizon Wireless roaming traffic in Puerto Rico.

      Costs and expenses. Cost of services increased during the three months ended August 31, 2004 as compared to the three months ended August 31, 2003. The increase was primarily due to increased tower site and utilities expenses.

      Cost of equipment sold increased during the three months ended August 31, 2004 as compared to the same period last year. The increase was primarily due to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year, as well as to an increase in the number of phones used for upgrades and retention. An increase in the percentage of phones sold increases our costs and expenses because the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is leased by a customer is charged to depreciation expense over the life of the phone.

      Sales and marketing expenses increased during the three months ended August 31, 2004 as compared to the same period last year. The increase is due to increased commission expense in Puerto Rico as a result of higher activations and increased costs in the Dominican Republic associated with growing the subscriber base.

      General and administrative expenses increased during the three months ended August 31, 2004 as compared to the same period in fiscal 2003. The increase was primarily due to increases in compensation costs associated with the expanding subscriber base, costs related to preparation for the audit of internal control required by the Sarbanes-Oxley Act and increases in subscriber billing expenses due to increased subscribers.

Caribbean Broadband Operations

                                        THREE MONTHS ENDED
                                            (UNAUDITED)
                                  --------------------------    %
(In thousands)                    8/31/04   8/31/03  $ CHANGE CHANGE
--------------                    -------   -------  -------- -------
Revenue:
Switched revenue                  $11,379   $ 8,799   $2,580   29%
Dedicated revenue                  12,534    11,842      692    6
Other revenue                       9,596     5,642    3,954   70
                                  -------   -------   ------   --
       Total revenue               33,509    26,283    7,226   27
                                  -------   -------   ------   --
Costs and expenses:
Cost of services                   14,667    10,148    4,519   45
Cost of equipment sold                218       121       97   80
Sales and marketing                 1,772     1,348      424   31
General and administrative          5,442     5,288      154    3
                                  -------   -------   ------   --
       Total costs and expenses    22,099    16,905    5,194   31
                                  -------   -------   ------   --
Adjusted operating income (1)     $11,410   $ 9,378   $2,032   22%
                                  =======   =======   ======   ==

(1) Adjusted operating income represents the profitability measure of the segment - see Note 7 to the condensed consolidated financial statements for a reconciliation to the appropriate GAAP measure.

      Revenue. Caribbean broadband revenue increased for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. This change was due to a 20% increase in total access lines and equivalents to 278,800 and to an increase in other revenue resulting from an increase in southbound terminating minutes to the Dominican Republic.

      Switched revenue increased for the three months ended August 31, 2004, as compared to the same period last year. The increase was primarily due to a 23% increase in switched access lines to 54,000 as of the end of August 31, 2004 and a corresponding growth in minutes of use.

      Dedicated revenue increased for the three months ended August 31, 2004, as compared to the same period last year. The increase was primarily the result of a 20% growth in voice grade equivalent dedicated lines to 224,800.

      Other revenue increased for the three months ended August 31, 2004 from the same period last year. The increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic. The Dominican Republic termination revenue generally has lower margins than the switched and dedicated revenue.

      Costs and expenses. Cost of services increased during the three months ended August 31, 2004, as compared to the same period last year. The increase was primarily due to an increase in access charges in the Dominican Republic, resulting from the increase in the number of international long distance minutes to the Dominican Republic that we terminate.

      Sales and marketing expenses increased during the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. The increase was primarily due to increased compensation and advertising costs associated with growing the customer base.

CONSOLIDATED

      Other non-operating income and expenses. Net interest expense was $36.5 million for the three months ended August 31, 2004, a decrease of $12.5 million, or 26%, as compared to $49.0 million for the same period a year ago. Gross interest expense was $36.7 million for the three months ended August 31, 2004, as compared to $49.2 million for the same period a year ago.

      The $12.6 million decrease in net interest expense resulted primarily from the write off, during the first quarter of fiscal 2004, of approximately $8.6 million of unamortized issuance costs related to the Term Loans under our old senior secured credit facility, (the "Old Senior Secured Credit Facility") that were prepaid from the proceeds of the issuance of the $500 million 10 1/8% senior unsecured notes due 2013 (the "2013 Senior Notes".)

      The weighted-average debt outstanding during the three months ended August 31, 2004 was $1,768.6 million, an increase of $19.8 million as compared to the weighted-average debt level of $1,748.8 million during the three months ended August 31, 2003. Including the amortization of debt issuance costs in both the three months ended August 31, 2004 and 2003, our weighted-average interest rate was 8.3% for the three months ended August 31, 2004, as compared to 11.3% for the same period a year ago. Excluding the amortization of debt issuance costs in both the three months ended August 31, 2004 and 2003, the weighted-average interest rate was 7.9% for the three months ended August 31, 2004, as compared to 8.8% for the same period a year ago.

      Income (loss) from continuing operations before income tax expense and minority interest in income of subsidiaries for the three months ended August 31, 2004 was $24.8 million as compared to ($2.5) million for the three months ended August 31, 2003. Income tax expense on continuing operations was $14.1 million for the three months ended August 31, 2004, as compared to $1.3 million for the same period last year.

      These factors resulted in net income of $8.5 million for the three months ended August 31, 2004, as compared to a net loss of $4.3 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 2004, we had total liquidity of $239.2 million, consisting of cash and cash equivalents totaling $89.6 million and approximately $149.6 million available under our revolving credit facility.

      On February 9, 2004, we issued the 8 1/8% senior unsecured notes due 2014 (the "2014 Senior Notes") in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, we entered into a new $750 million senior secured credit facility (the "New Senior Secured Credit Facility"). Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing. We received $905.4 million (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used these funds to make the following payments:

      - $627.6 million to repay all principal amounts outstanding under our Old Senior Secured Credit Facility, which extinguished the o Old Senior Secured Credit Facility;

      - $197.3 million to repurchase all of our outstanding unsecured subordinated notes due 2009 ("Mezzanine Debt"), which was o accruing paid-in-kind interest at a rate of 13.0%;

      - $73.8 million to repurchase or redeem $70.0 million aggregate principal amount of our outstanding $370.0 million 2008 Senior o Subordinated Notes;

      - $1.9 million to pay applicable breakage fees on the termination of our interest rate swap and collar agreements; and

      - $4.8 million to pay fees, expenses and accrued interest related to the Debt Refinancing.

      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million of which $597.0 million remained outstanding at August 31, 2004 and which requires quarterly amortization payments in an aggregate principal amount of $1.5 million in fiscal year 2004, $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At August 31, 2004, $149.6 million was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate ("LIBOR") (weighted average rate of 1.20% as of August 31, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

      On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes. Centennial Puerto Rico Operations Corp. ("CPROC") is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under the Old Senior Secured Credit Facility.

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

      In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh, Carson, Anderson and Stowe. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of August 31, 2004, we had repaid the Mezzanine Debt in full.

      Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at August 31, 2004.

      For the three months ended August 31, 2004, the ratio of earnings to fixed charges was 1.65 to 1. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases. The amount by which earnings were less than fixed charges reflects non-cash charges of $29.2 million relating to depreciation and amortization.

      As of August 31, 2004, we had $630.2 million of property, plant and equipment, net, placed in service. Capital expenditures for the U.S. wireless operations were $9.3 million, representing 33.9% of total capital expenditures, for the three month period ended August 31, 2004. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our GSM/GPRS network in each of our cell sites in our Southeast cluster. Capital expenditures for the Caribbean wireless operations were $12.9 million, representing 47.1% of total capital expenditures. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean broadband operations were $5.2 million, representing 19.0% of total capital expenditures including. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2005, we anticipate capital expenditures of approximately $160.0 million, which includes $25.0 million to build out the Grand Rapids and Lansing, Michigan licenses we acquired from AT&T Wireless on October 1, 2004.

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

      Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh, Carson, Anderson and Stowe ("Welsh Carson") and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial's or its subsidiaries' securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

      On September 6, 2004, we entered into a definitive agreement to sell our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for approximately $155.0 million in cash. Completion of the transaction is subject to customary closing conditions, including regulatory approval of the transfer of Centennial Cable's cable franchises, and is expected to occur in the first quarter of calendar year 2005. The expected disposition has been accounted for by Centennial as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

      In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19.5 million. At the same time, we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expected to acquire from AT&T Wireless. We received approval of these transactions from the FCC and consummated the transactions on October 1, 2004, prior to the FCC approvals becoming final orders. As a result of the transactions, we have acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.

COMMITMENTS AND CONTINGENCIES

            We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2004, 37,613,079 shares remain available for issuance under the shelf.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of August 31, 2004, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

      We have entered into multi-year roaming agreements with Cingular Wireless and AT&T Wireless for analog, TDMA and GSM traffic. Under these agreements, we are required to overlay our existing U.S. wireless network with a GSM network. The GSM overlay required in fiscal 2004 and will require in fiscal 2005 incremental expenditures, above our historical U.S. wireless expenditure levels, of approximately $10.0 million to $15.0 million.

      During the fiscal years ended May 31, 2003 and May 31, 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As part of the February 2004 refinancing transactions, we redeemed $70.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, reflecting approximately $34.9 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

      In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with GSM/GPRS technology. We have committed to purchase approximately $15.9 million of equipment and services under the agreement. As of August 31, 2004, we have paid approximately $6.2 million in connection with this agreement.

      In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). Convergys acquired Alltel Information Services, Inc. in December 2003. The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement including performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below.

      The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2004 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                     LESS
                                                    THAN 1
CONTRACTUAL OBLIGATIONS                TOTAL         YEAR      1-3 YEARS    4-5 YEARS  AFTER 5 YEARS
-----------------------                -----        -------    ---------    ---------  -------------
Long-term debt obligations.........  $1,767,790     $ 5,856     $11,910     $312,430     $1,437,594
Operating leases obligations (1)...     103,745      11,813      17,807       11,831         62,294
Purchase obligations                     80,282      18,364      20,806       21,558         19,554
                                     ----------     -------     -------     --------     ----------
Total contractual cash
  obligations                         1,951,817      36,033      50,523      345,819      1,519,442
                                      ---------     -------     -------     --------     ----------
Sublessor agreements (1)                  1,893         681         855          357              -
                                     ----------     -------     -------     --------     ----------
  Net                                $1,949,924     $35,352     $49,668     $345,462     $1,519,442
                                     ==========     =======     =======     ========     ==========

(1) Represents our commitments associated with operating leases as of May 31, 2004.

SUBSEQUENT EVENTS

            In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19.5 million. At the same time, we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expected to acquire from AT&T Wireless. We received approval of these transactions from the FCC and consummated the transactions on October 1, 2004, prior to the FCC approvals becoming final orders. As a result of the transactions, we have acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.

            In connection with the issuance of the 2014 Senior Notes on February 9, 2004, we entered into a registration rights agreement pursuant to which it agreed, among other things, (i) to register the 2014 Senior Notes with the SEC within 180 days after February 9, 2004 and (ii) to consummate the related exchange offer within 210 days after February 9, 2004. As a result of the restatement described in Note 10 to the Consolidated Financial Statements, the registration process has been delayed beyond the required dates. As a result, pursuant to the terms of the registration rights agreement, effective August 8, 2004, we are obligated to pay an additional 0.50% per annum of interest on the 2014 Senior Notes. We are obligated to pay this additional interest until the Company consummates the exchange offer. We expect to consummate the exchange offer in early November 2004.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

      - the effects of vigorous competition in the telecommunications industry, which may increase churn, increase our costs to compete and decrease prices charged;

      - the fact that many of our competitors are larger, better capitalized and less leveraged than we are, have greater resources than we do, may offer less expensive products than we do and may offer more technologically advanced products than we do;

      - our substantial debt obligations, including restrictive covenants and consequences of default contained in our financing arrangements, which place limitations on how we conduct business;

      - market prices for the products and services we offer may continue to decline in the future;

      - general economic, business, political and social conditions in the areas in which we operate, including the Caribbean region, including the effects of world events, terrorism, wind storms and weather conditions on tourism in the Caribbean;

      - uncertainty concerning the effect on our business of wireless local number portability, which permits the wireless phone numbers that we allocate to our customers to be portable when our customer switches to another carrier;

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

      - our dependence on roaming agreements for a significant portion of our U.S. wireless revenue and the continued price declines in roaming rates and potential reduction of roaming minutes of use;

      - our dependence on roaming agreements for our ability to offer our wireless customers nationwide rate plans at competitive prices;

      -     our ability to attract and retain qualified personnel;

      - the fact that our coverage areas are not as extensive as those of other wireless operators, which may limit our ability to attract and retain customers;

      -     the effects of consolidation in the telecommunications industry;

      - the effects of governmental regulation of the telecommunications industry, including changes in the level of support provided to us by the Universal Service Fund;

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

      - our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

      - local operating hazards and risks in the areas in which we operate, including without limitation, terrorist attacks, hurricanes, tornadoes, earthquakes, windstorms and other natural disasters;

      - our ability to manage, implement and monitor billing and operational support systems;

      - the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

      - the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

      - the control of us retained by some of our stockholders and anti-takeover provisions.

            We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" of our 2004 Annual Report on Form 10 K/A filed on October 1, 2004. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are subject to market risks due to fluctuations in interest rates. Approximately $597.0 million of our long-term debt has variable interest rates. However, with the issuance of the 2013 Senior Notes in June 2003, we have substantially reduced our reliance on variable rate debt. We have utilized interest rate swap and collar agreements to hedge variable interest rate risk on a portion of our variable interest rate debt as part of our interest rate risk management program. There are no interest rate swap or collar agreements outstanding as of August 31, 2004.

      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2004:

                                           FISCAL YEAR ENDED MAY 31,
                                          ---------------------------
                                  2005     2006        2007     2008        2009         THEREAFTER     TOTAL     FAIR VALUE
                                                                       (IN THOUSANDS)
                                 -------------------------------------------------------------------------------------------
Long-term debt:
    Fixed rate                   $  (144) $  (62)     $  (28)  $  120    $   300,310    $   870,594   $1,170,790  $1,208,665
    Average fixed Interest
    rate                            11.3%   12.7%       10.0%    10.0%          10.7%           9.4%         9.7%         --
    Variable rate                $ 6,000  $6,000      $6,000   $6,000    $     6,000        567,000   $  597,000  $  598,500
    Average variable
    Interest rate(1)                 2.3%    3.2%        4.0%     4.5%           5.0%           5.3%         5.2%         --

(1) Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.

      We have variable rate debt that at August 31, 2004 and 2003 had outstanding balances of $597.0 million and $637.9 million, respectively. The fair value of such debt approximates the carrying value at August 31, 2004. Based on our unhedged variable rate obligations outstanding at August 31, 2004 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

      As discussed in Note 10 to the Condensed Consolidated Financial Statements, we restated our consolidated financial statements presented in this Form 10-Q.

      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2004.

      There was no change in our internal control over financial reporting during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003, in state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by us could be significant, although we do not believe that it is probable that any damage payments would have a material adverse effect on our results of operations.

            In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against us in the United States District Court for the District of Puerto Rico. The complaint alleges that we breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30.0 million. The complaint seeks specific performance of the letter of intent or not less than $15.0 million in damages. We do not believe that it is probable that any damage payments would have a material adverse effect on our results of operations.

            We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

        Each exhibit identified below is filed as a part of this report.

Exhibit No.                        Description
----------                         -----------
31.1              Certification of Michael J. Small, Chief Executive Officer,
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Thomas J. Fitzpatrick, Chief Financial
                  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Thomas J. Fitzpatrick, Chief Financial
                  Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 12, 2004

                                       CENTENNIAL COMMUNICATIONS CORP.

                                       /s/ Thomas J. Fitzpatrick
                                       -----------------------------------------
                                       Thomas J. Fitzpatrick
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Chief Financial Officer)

                                       /s/ Thomas E. Bucks
                                       -----------------------------------------
                                       Thomas E. Bucks
                                       Sr. Vice President-Controller
                                       (Chief Accounting Officer)