Form 10-Q
period 2004-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-01-07
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004
                                       OR
                                       [ ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        for the transition period from    to

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - 103,371,407 outstanding shares as of January 5, 2005

                                TABLE OF CONTENTS

Part I - Financial Information.................................................................    1

Item 1. Financial Statements...................................................................    1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   16
Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................   34
Item 4. Controls and Procedures................................................................   35

Part II - Other Information....................................................................   36

Item 1. Legal Proceedings......................................................................   36
Item 2. Unregistered Sales of Equity  Securities and Use of Proceeds...........................   36
Item 3. Defaults Upon Senior Securities........................................................   36
Item 4. Submission of Matters to a Vote of Security Holders....................................   37
Item 5. Other Information......................................................................   37
Item 6. Exhibits...............................................................................   38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    NOVEMBER 30,
                                                                       2004        MAY 31, 2004
                                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $   135,642    $   105,712
    Accounts receivable, less allowance for doubtful accounts of
      $7,209 and $5,385, respectively                                    95,508         84,583
    Inventory - phones and accessories, net                              24,245         15,986
    Prepaid expenses and other current assets                            33,380         32,280
    Assets held for sale                                                133,223        134,625
                                                                    -----------    -----------
        Total Current Assets                                            421,998        373,186
Property, plant and equipment, net                                      641,989        631,671
Equity investments in wireless systems, net                               2,337          2,697
Debt issuance costs, less accumulated amortization of $16,397 and
    $12,719, respectively                                                51,274         54,948
U.S. wireless licenses                                                  382,909        371,766
Caribbean wireless licenses, net                                         69,992         70,492
Goodwill                                                                 26,704         26,704
Customer lists, net                                                           -            319
Transmission and connecting rights, net                                     797            840
Cable facility, net                                                       4,090          4,210
Other assets, net                                                         5,414          2,814
                                                                    -----------    -----------
        TOTAL ASSETS                                                $ 1,607,504    $ 1,539,647
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

    Current portion of long-term debt                               $     5,820    $     5,850
    Accounts payable                                                     27,824         26,884
    Accrued expenses and other current liabilities                      201,804        191,559
    Payable to affiliates                                                   125            125
    Liabilities held for sale                                            17,932         18,766
                                                                    -----------    -----------
        Total Current Liabilities                                       253,505        243,184
Long-term debt                                                        1,762,219      1,762,016
Deferred federal income taxes                                            96,538         71,321
Other liabilities                                                        11,154         10,224
Minority interest in subsidiaries                                         1,994          1,543
Commitments and contingencies (See note 7)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.01 par value per share, 10,000,000 shares
      authorized, no shares issued or outstanding                             -              -
    Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 103,418,066 and 103,223,924 shares,
      respectively; and outstanding 103,347,563 and 103,153,421
      shares, respectively                                                1,034          1,032
    Additional paid-in capital                                          475,840        474,918
    Accumulated deficit                                                (993,703)    (1,023,514)
                                                                    -----------    -----------
                                                                       (516,829)      (547,564)
    Less: cost of 70,503 common shares in treasury                       (1,077)        (1,077)
                                                                    -----------    -----------
        Total Stockholders' Deficit                                    (517,906)      (548,641)
                                                                    -----------    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 1,607,504    $ 1,539,647
                                                                    ===========    ===========

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            --------------------------    --------------------------
                                                            NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                               2004           2003           2004           2003
                                                                          (AS RESTATED)                 (AS RESTATED)
                                                            -----------   ------------    ------------  ------------
Revenue:
    Service revenue                                          $ 206,697      $ 183,550      $ 417,053      $ 367,025
    Equipment sales                                              7,412          7,197         13,838         15,058
                                                             ---------      ---------      ---------      ---------
                                                               214,109        190,747        430,891        382,083
                                                             ---------      ---------      ---------      ---------
Costs and Expenses:
    Cost of services (exclusive of depreciation and
    amortization shown below)                                   40,594         35,094         82,084         72,610
    Cost of equipment sold                                      22,915         22,093         44,241         43,767
    Sales and marketing                                         22,003         22,655         46,627         44,796
    General and administrative                                  38,843         34,564         76,584         67,911
    Depreciation and amortization                               29,607         29,132         58,765         59,043
    Gain on disposition of assets                              (15,364)           (54)       (14,932)          (685)
                                                             ---------      ---------      ---------      ---------
                                                               138,598        143,484        293,369        287,442
                                                             ---------      ---------      ---------      ---------
Operating income                                                75,511         47,263        137,522         94,641
                                                             ---------      ---------      ---------      ---------
Income from equity investments                                     145              4            290             28
Interest expense, net                                          (36,938)       (41,512)       (73,417)       (90,544)
Other (expense) income                                          (1,204)           256         (2,082)          (602)
                                                             ---------      ---------      ---------      ---------
Income from continuing operations before income tax
    expense and minority interest in income of
    subsidiaries                                                37,514          6,011         62,313          3,523
    Income tax expense                                         (18,709)        (7,899)       (32,819)        (9,205)
                                                             ---------      ---------      ---------      ---------
Income (loss) from continuing operations before minority
    interest in income of subsidiaries                          18,805         (1,888)        29,494         (5,682)
    Minority interest in income of subsidiaries                   (225)          (150)          (451)          (283)
                                                             ---------      ---------      ---------      ---------
Income (loss) from continuing operations                        18,580         (2,038)        29,043         (5,965)
    Income (loss) from discontinued operations, net of
    tax (expense) benefit of ($1,148), ($1,577), ($719)
    and $569, respectively                                       2,764         (4,124)           768         (4,513)
                                                             ---------      ---------      ---------      ---------
Net income (loss)                                            $  21,344      $  (6,162)     $  29,811      $ (10,478)
                                                             =========      =========      =========      =========
Earnings (loss) per share:
    Basic
       Earnings (loss) per share from continuing
       operations                                            $    0.18      $   (0.02)     $    0.28      $   (0.06)
       Earnings (loss) per share from discontinued
       operations                                                 0.03          (0.04)          0.01          (0.05)
                                                             ---------      ---------      ---------      ---------
       Net income (loss) per share                           $    0.21      $   (0.06)     $    0.29      $   (0.11)
                                                             =========      =========      =========      =========
    Diluted
       Earnings (loss) per share from continuing
       operations                                            $    0.18      $   (0.02)     $    0.28      $   (0.06)
       Earnings (loss) per share from discontinued
       operations                                                 0.02          (0.04)          0.01          (0.05)
                                                             ---------      ---------      ---------      ---------
       Net income (loss) per share                           $    0.20      $   (0.06)     $    0.29      $   (0.11)
                                                             =========      =========      =========      =========
Weighted-average number of shares outstanding:
       Basic                                                   103,314         97,839        103,263         96,791
                                                             =========      =========      =========      =========
       Diluted                                                 104,366         97,839        104,313         96,791
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

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                     ---------------------------
                                                                                     NOVEMBER 30,   NOVEMBER 30,
                                                                                        2004           2003
                                                                                                   (AS RESTATED)
                                                                                     ------------  -------------
OPERATING ACTIVITIES:

    Net income (loss)                                                                 $  29,811      $ (10,478)
    Less: Income (loss) from discontinued operations, net of tax                            768         (4,513)
                                                                                      ---------      ---------
    Income (loss) from continuing operations                                             29,043         (5,965)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
    Depreciation and amortization                                                        58,765         59,043
    Non cash, paid-in kind interest                                                           -         13,997
    Minority interest in income of subsidiaries                                             451            283
    Income from equity investments                                                         (290)           (28)
    Gain on disposition of assets                                                       (14,932)          (685)
    Changes in assets and liabilities, net of effects of acquisitions and
    dispositions and other                                                               16,311         38,379
                                                                                      ---------      ---------
    Total adjustments                                                                    60,305        110,989
                                                                                      ---------      ---------
        Net cash provided by operating activities from continuing operations             89,348        105,024
                                                                                      ---------      ---------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                84          1,681
    Capital expenditures                                                                (64,283)       (58,674)
    Proceeds from sale of wireless spectrum                                              24,000              -
    Payments for purchase of wireless spectrum                                          (19,495)             -
    Distributions received from equity investments                                          650             14
                                                                                      ---------      ---------
        Net cash used in investing activities from continuing operations                (59,044)       (56,979)
                                                                                      ---------      ---------
FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                              -        500,861
    Repayment of debt                                                                    (3,536)      (555,994)
    Debt issuance costs paid                                                                  -        (25,264)
    Net proceeds from the issuance of common stock                                            -         34,663
    Proceeds from the exercise of stock options                                             499            819
    Proceeds from issuance of common stock under employee stock purchase plan               425            390
                                                                                      ---------      ---------
        Net cash used in financing activities from continuing operations                 (2,612)       (44,525)
                                                                                      ---------      ---------

Net increase in cash and cash equivalents from continuing operations                     27,692          3,520

Net increase (decrease) in cash and cash equivalents from discontinued operations         2,238         (5,332)
                                                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents                                     29,930         (1,812)

Cash and cash equivalents, beginning of period                                          105,712         65,493
                                                                                      ---------      ---------
Cash and cash equivalents, end of period                                              $ 135,642      $  63,681
                                                                                      =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
    Interest                                                                          $  69,827      $  42,223
                                                                                      =========      =========
    Income taxes                                                                      $   3,607      $   3,487
                                                                                      =========      =========
NON-CASH TRANSACTION:
    Fixed assets acquired under capital leases                                        $   3,115      $   5,082
                                                                                      =========      =========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2004 Annual Report on Form 10-K/A, filed on October 1, 2004, which includes a summary of significant accounting policies and other disclosures. As more fully described in Note 11, the Company has restated its results as of May 31, 2003, for the years ended May 31, 2003 and 2002 and for the first three quarters of fiscal year ended May 31, 2004. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of November 30, 2004 and the results of its consolidated operations and consolidated cash flows for the three and six-month periods ended November 30, 2004 and 2003. The consolidated balance sheet as of May 31, 2004 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K/A, adjusted to present the classification of Centennial Puerto Rico Cable TV Corp., the Company's cable television business in Puerto Rico ("Centennial Cable") as a discontinued operation (see note 4).

Income Taxes:

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods - An Interpretation of APB Opinion No. 28," the Company has recorded its tax expense from continuing operations for the quarter ended November 30, 2004 based on its projected annual worldwide effective tax rate of 52.7%.

      The Company's projected annual worldwide effective tax rate of 52.7% is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit and certain foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Stock-Based Compensation:

      Stock-based compensation issued to employees and directors is valued using the intrinsic value method under APB No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Under this method, compensation expense is recorded only if the current price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply APB No. 25.

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

      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS No. 123 are shown below:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              NOVEMBER 30,                    NOVEMBER 30,
                                                       --------------------------      --------------------------
                                                          2004            2003            2004            2003
                                                       ----------      ----------      ----------      ----------
Net income (loss) as reported ....................     $   21,344      $   (6,162)     $   29,811      $  (10,478)
Deduct: total stock-based compensation expense
  determined under fair-value based method for all
  awards, net of related tax effects .............           (810)           (559)         (1,573)           (890)
                                                       ----------      ----------      ----------      ----------
  Pro forma net income (loss) ....................     $   20,534      $   (6,721)     $   28,238      $  (11,368)
Earnings (loss) per share:
  Basic: As reported .............................     $     0.21      $    (0.06)     $     0.29      $    (0.11)
         Pro forma ...............................     $     0.20      $    (0.07)     $     0.27      $    (0.12)
  Diluted: As reported ...........................     $     0.20      $    (0.06)     $     0.29      $    (0.11)
           Pro forma .............................     $     0.20      $    (0.07)     $     0.27      $    (0.12)

      The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                       NOVEMBER 30,             NOVEMBER 30,
                                    -------------------     -------------------
                                     2004         2003        2004        2003
                                    -------     -------     -------     -------
Expected volatility .............     120.8%      125.5%      121.2%      125.5%
Risk-free interest rate .........       3.9%        3.4%        3.5%        3.4%
Expected lives of option grants..   4 years     4 years     4 years     4 years
Expected dividend yield .........      0.00%       0.00%       0.00%       0.00%

Reclassifications:

      Certain prior period information has been reclassified to conform to the current period presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table presents the intangible assets not subject to amortization:

                                                 AS OF NOVEMBER 30,        AS OF MAY 31,
                                                        2004                    2004
                                                 ------------------        -------------
U.S. wireless licenses ......................         $382,909               $371,766
Caribbean wireless licenses - Puerto Rico (1)           54,159                 54,159
Cable franchise costs (2) ...................           52,139                 52,139
                                                      --------               --------
Total .......................................         $489,207               $478,064
                                                      ========               ========

      (1) Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

      (2) Amounts included in assets held for sale on the consolidated balance sheet.

      During the quarter ended November 30, 2004, the Company acquired 10 MHz of personal communications service ("PCS") spectrum covering approximately 4.1 million population equivalents for an aggregate purchase price of $19,495. At the same time, the Company sold a portion of the acquired PCS spectrum with a cost of $8,352 for $24,000. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale which is included along with other miscellaneous items in gain on disposition of assets in the Condensed Consolidated Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense, related to this gain. This transaction resulted in the Company recording an additional $11,143 of U.S. wireless licenses.

      The Company currently tests other intangible assets not subject to amortization for impairment using a residual value approach. A residual value approach consists of measuring the fair value of each reporting unit's indefinite lived assets by deducting the aggregate fair value of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting unit's fair value, which is determined using a discounted cash flow analysis. The analysis is based on the Company's long-term cash flow projections with an assumed terminal value, discounted at the Company's weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

      On September 29, 2004, the SEC issued a Staff Announcement titled "Use of the Residual Method to Value Acquired Assets other than Goodwill." The Staff Announcement requires adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, "Business Combinations," effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method is to be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Company is currently evaluating the provisions of this Staff Announcement to determine the effect, if any of adopting a direct value method, on its consolidated results of operations and consolidated financial position.

      The following table presents other intangible assets subject to amortization:

                                         AS OF NOVEMBER 30, 2004   AS OF MAY 31, 2004
                                         -----------------------   -------------------
                                            GROSS                   GROSS
                               USEFUL     CARRYING   ACCUMULATED  CARRYING    ACCUMULATED
                                LIFE       AMOUNT   AMORTIZATION   AMOUNT    AMORTIZATION
                             ---------    --------  ------------  --------   ------------
Caribbean wireless
  licenses --
  Dominican Republic ...     20 years      $20,000     $ 4,167     $20,000     $ 3,667
Customer lists .........     4-5 years      21,616      21,616      21,616      21,297
Transmission and
  connecting rights ....     25 years        2,192       1,395       2,192       1,352
Cable facility .........     25 years        6,000       1,910       6,000       1,790
                                           -------     -------     -------     -------
Total ..................                   $49,808     $29,088     $49,808     $28,106
                                           =======     =======     =======     =======

      Customer lists with a gross carrying amount of $26,854 and accumulated amortization of $20,034 and $18,692 as of November 30, 2004 and May 31, 2004, respectively, are included in assets held for sale in the consolidated balance sheet.

      Other intangible assets amortization expense was $332 and $983 for the three and six months ended November 30, 2004, respectively. Amortization expense on the finite lived intangible assets is estimated to be $664 for the remainder of fiscal 2005, $1,328 in fiscal 2006, $1,328 in fiscal 2007, $1,328 in fiscal
2008, $1,328 in fiscal 2009 and $1,328 in fiscal 2010.

Goodwill

      The goodwill balance in the Caribbean wireless segment was $22,517 at November 30 and May 31, 2004. The goodwill balance in the Caribbean broadband segment was $4,187 at November 30 and May 31, 2004.

NOTE 3. DEBT

      Long-term debt consists of the following:

                                                                                         AS OF            AS OF
                                                                                      NOVEMBER 30,       MAY 31,
                                                                                         2004              2004
                                                                                      ------------     -----------
New Senior Secured Credit Facility - Term Loans .................................     $   595,500      $   598,500
8 1/8% Senior Unsecured Notes due 2014 (the "2014 Senior Notes") ................         325,000          325,000
10 1/8% Senior Unsecured Notes due 2013 (the "2013 Senior Notes") ...............         500,000          500,000
10 3/4% Senior Subordinated Notes due 2008 (the "2008 Senior Subordinated Notes")         300,000          300,000
Capital Lease Obligations .......................................................          34,430           31,141
Financing Obligation -- Tower Sale ..............................................          13,109           13,225
                                                                                      -----------      -----------
  Total Long-Term Debt ..........................................................       1,768,039        1,767,866
Current Portion of Long-Term Debt ...............................................          (5,820)          (5,850)
                                                                                      -----------      -----------
  Net Long-Term Debt ............................................................     $ 1,762,219      $ 1,762,016
                                                                                      ===========      ===========

      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at November 30, 2004.

      The aggregate annual scheduled principal payments for the next five years and thereafter under the Company's long-term debt at November 30, 2004 are summarized as follows:

November 30, 2005.........................   $     5,820
November 30, 2006.........................         5,892
November 30, 2007.........................         5,976
November 30, 2008.........................         6,142
November 30, 2009.........................       306,339
November 30, 2010 and thereafter..........     1,437,870
                                             -----------
                                             $ 1,768,039
                                             ===========

      Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and six months ended November 30, 2004 was $37,336 and $74,037, respectively, and $41,626 and $90,824 for the three and six months ended November 30, 2003, respectively.

NOTE 4. DISCONTINUED OPERATIONS

      On September 6, 2004, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for approximately $155,000 in cash. The transaction closed on December 28, 2004. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        NOVEMBER 30,                 NOVEMBER 30,
                                                   ----------------------      ----------------------
                                                     2004          2003          2004          2003
                                                   --------      --------      --------      --------
Revenue                                            $ 13,543      $ 12,204      $ 26,321      $ 24,221
Income (loss) before income tax (expense)
benefit                                               3,912        (2,547)        1,487        (5,082)
Income tax (expense) benefit                         (1,148)       (1,577)         (719)          569
Net income (loss) from discontinued operations     $  2,764      $ (4,124)     $    768      $ (4,513)

                                       AS OF NOVEMBER   AS OF MAY 31,
                                          30, 2004           2004
                                       --------------   -------------
Current assets                            $ 14,706         $ 11,760
Property, plant and equipment, net          60,757           61,947
Cable franchise costs                       52,139           52,139
Total assets                               133,223          134,625
Current liabilities                         12,199           13,033
Total liabilities                           17,932           18,766
Net equity of discontinued operations     $115,291         $115,859

NOTE 5. ACQUISITIONS AND DISPOSITIONS

      In August 2004, the Company entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million population equivalents in Michigan and Indiana for an aggregate purchase price of $19,495. At the same time, the Company entered into a definitive agreement to sell to Verizon Wireless for $24,000 in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million population equivalents that the Company expected to acquire from AT&T Wireless. The Company consummated the transactions on October 1, 2004. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale which is included along with other miscellaneous items in gain on disposition of assets in the Condensed Consolidated Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense in the Condensed Consolidated Statements of Operations, related to this gain.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim or annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not expect that the adoption of SFAS No. 153 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

      The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that it is probable that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of intent or not less than $15,000 in damages. The Company does not believe that it is probable that any damage payments would have a material adverse effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

      The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business or consolidated results of operations.

Guarantees:

      The Company currently does not guarantee the debt of any entity outside of its consolidated group. In the ordinary course of its business, the Company enters into agreements with third parties that provide for indemnification of counterparties. Examples of these types of agreements are underwriting agreements entered into in connection with securities offerings and agreements relating to the sale or purchase of assets. The duration, triggering events, maximum exposure and other terms under these indemnification provisions vary from agreement to agreement. In general, the indemnification provisions require the Company to indemnify the other party to the agreement against losses it may suffer as a result of the Company's breach of its representations and warranties contained in the underlying agreement or for misleading information contained in a securities offering document. The Company is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the actual amounts are dependant on future events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has never incurred any material costs relating to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these agreements is minimal.

Lease Commitments:

      The Company leases facilities and equipment under noncancelable operating and capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Other Commitments and Contingencies:

      In May 2003, the Company entered into a multi-year agreement with Ericsson, Inc., to purchase equipment and services to overlay the Company's U.S. wireless networks with global system for mobile communications ("GSM")/general packet radio service ("GPRS") technology. The Company has committed to purchase a total of approximately $15,873 of equipment and services under this agreement. As of November 30, 2004, the Company has paid $14,336 in connection with this agreement.

      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, Anderson and Stowe ("Welsh Carson"), the Company's principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets.

      In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of November 30, 2004, the Company has paid $10,075 in connection with this agreement.

NOTE 8. SEGMENT INFORMATION

      The Company's consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (e.g., types of services offered and geographic location). U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) from continuing operations before minority interest in income of subsidiaries, income tax expense, other (expense) income, interest expense, net, income from equity investments, gain on disposition of assets, and depreciation and amortization.

      The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (See Note 4).

      Information about the Company's operations in its three business segments as of, and for the three and six months ended, November 30, 2004 and 2003 is as follows:

                                THREE MONTHS ENDED NOVEMBER 30,    SIX MONTHS ENDED NOVEMBER 30,
                                -------------------------------    -----------------------------
                                                       2003                              2003
                                     2004         (AS RESTATED)         2004        (AS RESTATED)
                                  -----------      -----------      -----------      -----------
U.S. wireless
Service revenue                   $    79,935      $    73,151      $   165,853      $   145,293
Roaming revenue                        13,044           12,634           26,352           29,681
Equipment sales                         4,983            4,654            8,824            9,919
                                  -----------      -----------      -----------      -----------
  Total revenue                        97,962           90,439          201,029          184,893
Adjusted operating income              41,517           35,389           89,470           72,330
Total assets                        2,033,668        1,987,008        2,033,668        1,987,008
Capital expenditures                   16,181           15,523           25,532           23,016

Caribbean wireless
Service revenue                   $    82,798      $    72,794      $   162,760      $   142,971
Roaming revenue                           542              820            1,000            2,203
Equipment sales                         2,429            2,420            5,014            4,964
                                  -----------      -----------      -----------      -----------
  Total revenue                        85,769           76,034          168,774          150,138
Adjusted operating income              33,943           30,106           66,181           60,445
Total assets                          519,442          446,005          519,442          446,005
Capital expenditures                   12,866           14,876           25,805           26,087

Caribbean broadband
Switched revenue                  $    11,767      $     9,409      $    23,146      $    18,208
Dedicated revenue                      13,357           12,070           25,891           23,912
Wholesale termination revenue           5,587            3,784           13,155            7,393
Other revenue                           2,411            2,199            4,439            4,232
                                  -----------      -----------      -----------      -----------
  Total revenue                        33,122           27,462           66,631           53,745
Adjusted operating income              14,294           10,846           25,704           20,224
Total assets                          817,473          781,315          817,473          781,315
Capital expenditures                    7,790            4,474           12,946            9,571

Eliminations
Total revenue (1)                 $    (2,744)     $    (3,188)     $    (5,543)     $    (6,693)
Total assets (2)                   (1,763,079)      (1,743,562)      (1,763,079)      (1,743,562)

Consolidated
Total revenue                     $   214,109      $   190,747      $   430,891      $   382,083
Adjusted operating income              89,754           76,341          181,355          152,999
Total assets                        1,607,504        1,470,766        1,607,504        1,470,766
Capital expenditures                   36,837           34,873           64,283           58,674

      (1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

      (2)   Elimination of intercompany investments.

Reconciliation of adjusted operating income to net income (loss):

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         NOVEMBER 30,                      NOVEMBER 30,
                                                  --------------------------        --------------------------
                                                                      2003                              2003
                                                     2004        (AS RESTATED)         2004        (AS RESTATED)
                                                  ---------        ---------        ---------        ---------
Adjusted operating income .................       $  89,754        $  76,341        $ 181,355        $ 152,999
Less: depreciation and amortization .......         (29,607)         (29,132)         (58,765)         (59,043)
Gain on disposition of assets .............          15,364               54           14,932              685
                                                  ---------        ---------        ---------        ---------
Operating income ..........................          75,511           47,263          137,522           94,641
Income from equity investments ............             145                4              290               28
Interest expense, net .....................         (36,938)         (41,512)         (73,417)         (90,544)
Other (expense) income ....................          (1,204)             256           (2,082)            (602)
Income tax expense ........................         (18,709)          (7,899)         (32,819)          (9,205)
Minority interest in income of subsidiaries            (225)            (150)            (451)            (283)
Income (loss) from discontinued operations            2,764           (4,124)             768           (4,513)
                                                  ---------        ---------        ---------        ---------
Net income (loss) .........................       $  21,344        $  (6,162)       $  29,811        $ (10,478)
                                                  =========        =========        =========        =========

NOTE 9. CONDENSED CONSOLIDATING FINANCIAL DATA

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                             AS OF NOVEMBER 30, 2004
                             (AMOUNTS IN THOUSANDS)

                                                          Centennial                                                    Centennial
                                          Centennial       Cellular                     Centennial                    Communications
                                          Puerto Rico     Operating                   Communications                    Corp. and
                                        Operations Corp.   Co. LLC    Non-Guarantors       Corp.       Eliminations    Subsidiaries
                                        ---------------  -----------  --------------  --------------   ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                $  59,349     $         -    $    76,293     $         -     $         -     $   135,642
  Accounts receivable, net                    37,883               -         57,625               -               -          95,508
  Inventory - phones and accessories,
   net                                         7,417               -         16,828               -               -          24,245
  Prepaid expenses and other current
   assets                                      5,220               -         28,160               -               -          33,380
  Assets held for sale                                                      133,223                                         133,223
                                           ---------     -----------    -----------     -----------     -----------     -----------
     Total current assets                    109,869               -        312,129               -               -         421,998

Property, plant & equipment, net             288,111               -        353,878               -               -         641,989

Equity investments in wireless systems,
 net                                               -               -          2,337               -               -           2,337

Debt issuance costs                           22,676               -         28,598               -               -          51,274

U.S. wireless licenses                             -               -        382,909               -               -         382,909

Caribbean wireless licenses, net                   -               -         69,992               -               -          69,992

Goodwill                                       4,186               -         22,518               -               -          26,704

Intercompany                                       -       1,330,897      1,201,880         515,252      (3,048,029)              -

Investment in subsidiaries                         -        (276,804)       122,718        (751,780)        905,866               -

Other assets, net                              6,170               -          4,131               -               -          10,301
                                           ---------     -----------    -----------     -----------     -----------     -----------
                            Total          $ 431,012     $ 1,054,093    $ 2,501,090     $  (236,528)    $(2,142,163)    $ 1,607,504
                                           =========     ===========    ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt        $      25     $     6,000    $      (205)    $         -     $         -     $     5,820
  Accounts payable                            14,514               -         13,310               -               -          27,824
  Accrued expenses and other
     current liabilities                     545,142               -        379,474               -        (722,812)        201,804
  Payable to affiliates                            -               -            125               -               -             125
  Liabilities held for sale                                                  17,932                                          17,932
                                           ---------     -----------    -----------     -----------     -----------     -----------
  Total current liabilities                  559,681           6,000        410,636               -        (722,812)        253,505

Long-term debt                               828,542         892,600         41,077               -               -       1,762,219

Deferred federal income taxes                      -               -         96,538               -               -          96,538

Other liabilities                              3,008               -          8,146               -               -          11,154

Intercompany                                   1,107         920,500      1,846,004         281,378      (3,048,989)              -

Minority Interest in subsidiaries                  -               -          1,994               -               -           1,994

Stockholders' equity (deficit):
  Common stock                                     -               -              -           1,034               -           1,034
  Additional paid-in capital                (818,498)              -        818,498         475,840                         475,840
  Accumulated deficit                       (142,828)       (765,007)      (721,803)       (993,703)      1,629,638        (993,703)
                                           ---------     -----------    -----------     -----------     -----------     -----------
                                            (961,326)       (765,007)        96,695        (516,829)      1,629,638        (516,829)
  Less: treasury shares                                                                      (1,077)                         (1,077)
                                           ---------     -----------    -----------     -----------     -----------     -----------
  Total stockholders' (deficit) equity      (961,326)       (765,007)        96,695        (517,906)      1,629,638        (517,906)
                                           ---------     -----------    -----------     -----------     -----------     -----------
                            Total          $ 431,012     $ 1,054,093    $ 2,501,090     $  (236,528)    $(2,142,163)    $ 1,607,504
                                           =========     ===========    ===========     ===========     ===========     ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
                             (AMOUNTS IN THOUSANDS)

                                                 Centennial    Centennial                                               Centennial
                                                 Puerto Rico    Cellular                   Centennial                 Communications
                                                 Operations     Operating                 Communications                Corp. and
                                                    Corp.        Co. LLC   Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                                 -----------    ---------  -------------- -------------- ------------ --------------
Revenue                                           $ 187,491     $       -     $ 249,191     $       -     $  (5,791)    $ 430,891
                                                  ---------     ---------     ---------     ---------     ---------     ---------

Costs and expenses:
  Cost of services                                   26,751             -        59,415             -        (4,082)       82,084
  Cost of equipment sold                             14,520             -        29,721             -             -        44,241
  Sales and marketing                                18,192             -        28,435             -             -        46,627
  General and administrative                         38,169             -        40,124             -        (1,709)       76,584
  Depreciation and amortization                      33,536             -        25,229             -             -        58,765
  Loss (gain) on disposition of assets                  896             -       (15,828)            -             -       (14,932)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
                                                    132,064             -       167,096             -        (5,791)      293,369
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Operating income                                     55,427             -        82,095             -             -       137,522
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Income from equity investments                            -             -           290             -             -           290
Income (loss) from investments in subsidiaries            -        29,811         5,184        29,811       (64,806)            -
Interest expense, net                               (49,133)       (9,328)      (14,956)            -             -       (73,417)
Loss on extinguishment of debt                            -             -             -             -             -             -
Dividend Income                                           -             -             -             -             -             -
Other expenses                                         (809)            -        (1,273)            -             -        (2,082)
Intercompany interest allocation                          -         9,328        (9,328)            -             -             -
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations before
    income tax expense and minority interest          5,485        29,811        62,012        29,811       (64,806)       62,313

Income tax expense                                     (301)            -       (32,518)            -             -       (32,819)
                                                  ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
    before minority interest                          5,184        29,811        29,494        29,811       (64,806)       29,494

Minority interest in income of subsidiaries               -             -          (451)            -             -          (451)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations              5,184        29,811        29,043        29,811       (64,806)       29,043
Income from discontinued operations                                                 768                                       768
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                 $   5,184     $  29,811     $  29,811     $  29,811     $ (64,806)    $  29,811
                                                  =========     =========     =========     =========     =========     =========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
                             (AMOUNTS IN THOUSANDS)

                                       Centennial     Centennial                                                       Centennial
                                      Puerto Rico     Cellular                        Centennial                      Communications
                                      Operations      Operating        Non-         Communications                      Corp. and
                                         Corp.         Co. LLC      Guarantors           Corp.        Eliminations     Subsidiaries
                                      -----------    ----------     ----------      -------------     ------------     ------------
OPERATING ACTIVITIES:

   Net income (loss)                  $   5,184      $  29,811      $  29,811         $  29,811        $ (64,806)        $  29,811
   Less: income from discontinued
    operations, net of tax                    -              -            768                 -                -               768
                                      ---------      ---------      ---------         ---------        ---------         ---------
   Income (loss) from
    continuing operations                 5,184         29,811         29,043            29,811          (64,806)           29,043

Adjustments to reconcile net
  income (loss) to net cash
  provided by used in operating
  activities:

   Depreciation and amortization         33,536              -         25,229                 -                -            58,765
   Noncash paid in kind interest              -              -              -                 -                -                 -
   Minority interest in loss of
    subsidiaries                              -              -            451                 -                -               451
   Deferred income taxes                      -              -              -                 -                -                 -
   Income from equity investments             -              -           (290)                -                -              (290)
   Equity in undistributed earnings
    of subsidiaries                           -        (29,811)        (5,184)          (29,811)          64,806                 -
   Loss (gain) on disposition
    of assets                               896              -        (15,828)                -                -           (14,932)
   Changes in assets and
    liabilities, net of effects
    of acquisitions and
    dispositions and other               15,865        (17,659)       701,017          (142,527)        (540,385)           16,311
                                      ---------      ---------      ---------         ---------        ---------         ---------
   Total adjustments                     50,297        (47,470)       705,395          (172,338)        (475,579)           60,305
                                      ---------      ---------      ---------         ---------        ---------         ---------
      NET CASH PROVIDED BY
       (USED IN) OPERATING
       ACTIVITIES                        55,481        (17,659)       734,438          (142,527)        (540,385)           89,348
                                      ---------      ---------      ---------         ---------        ---------         ---------

INVESTING ACTIVITIES:

   Proceeds from disposition
    of assets, net of cash
    expenses                                  -              -             84                 -                -                84
   Capital expenditures                 (33,109)             -        (31,174)                -                -           (64,283)
   Proceeds from sale of
    wireless spectrum                         -              -         24,000                 -                -            24,000
   Payments for purchase of
    wireless spectrum                         -              -        (19,495)                -                -           (19,495)
   Distribution received from
    equity investment                         -              -            650                 -                -               650
                                      ---------      ---------      ---------         ---------        ---------         ---------
      NET CASH USED IN
       INVESTING ACTIVITIES             (33,109)             -        (25,935)                -                -           (59,044)
                                      ---------      ---------      ---------         ---------        ---------         ---------

FINANCING ACTIVITIES:

   Proceeds from the issuance of
    long-term debt                            -              -              -                 -                -                 -
   Repayment of debt                        (43)        (3,230)          (263)                -                -            (3,536)
   Debt issuance costs paid                   -              -              -                 -                -                 -
   Proceeds from issuance of
    common stock (net of
    underwriting fees)                        -              -              -                 -                -                 -
   Proceeds from the exercise
    of employee stock options                 -              -              -               499                -               499
   Proceeds from issuance of
    common stock under employee
    stock purchase plan                       -              -              -               425                -               425
   Cash (paid to) received
    from  affiliates                     (5,464)        20,889       (697,413)          141,603          540,385                 -
                                      ---------      ---------      ---------         ---------        ---------         ---------
    NET CASH PROVIDED BY
     (USED IN) FINANCING ACTIVITIES      (5,507)        17,659       (697,676)          142,527          540,385            (2,612)
                                      ---------      ---------      ---------         ---------        ---------         ---------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS FROM CONTINUING OPS         16,865              -         10,827                 -                -            27,692

NET INCREASE IN CASH AND ACASH
  EQUIVALENTS FROM DISCONTINUED OPS                                     2,238                                                2,238
                                      ---------      ---------      ---------         ---------        ---------         ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        16,865              -         13,065                 -                -            29,930

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     42,484              -         63,228                 -                -           105,712
                                      ---------      ---------      ---------         ---------        ---------         ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                        $  59,349      $       -      $  76,293         $       -        $       -         $ 135,642
                                       ========      ==========     =========         =========        =========         =========



              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                          Centennial     Centennial                                                  Centennial
                                          Puerto Rico      Cellular                    Centennial                  Communications
                                          Operations    Operating Co.                 Communications                  Corp. and
                                             Corp.           LLC       Non-Guarantors     Corp.      Eliminations    Subsidiaries
                                          -----------   -------------  -------------- -------------- ------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents               $    42,484    $         -    $    63,228   $          -    $         -    $   105,712
  Accounts receivable, net                     37,010              -         47,573              -              -         84,583
  Inventory - phones and accessories,
   net                                          2,756              -         13,230              -              -         15,986
 Prepaid expenses and other current
  assets                                        3,452              -         28,828              -              -         32,280
  Asset held for sale                               -                       134,625              -                       134,625
                                          -----------    -----------    -----------    -----------    -----------    -----------
   Total current assets                        85,702              -        287,484              -              -        373,186
Property, plant & equipment, net              285,004              -        346,667              -              -        631,671
Equity investments in wireless systems,
  net                                               -              -          2,697              -              -          2,697
Debt issuance costs, net                       24,082              -         30,866              -              -         54,948
U.S. wireless licenses                              -              -        371,766              -              -        371,766
Caribbean wireless licenses, net                    -              -         70,492              -              -         70,492
Goodwill                                        4,186              -         22,518              -              -         26,704
Cable franchise costs                               -              -              -              -              -              -
Intercompany                                        -      1,361,804      1,228,067        629,423     (3,219,294)             -
Investment in subsidiaries                          -       (322,879)       767,558       (924,118)       479,439              -
Other assets, net                               4,889              -         27,716              -        (24,422)         8,183
                                          -----------    -----------    -----------    -----------    -----------    -----------
   Total                                  $   403,863    $ 1,038,925    $ 3,155,831    $  (294,695)   $(2,764,277)   $ 1,539,647
                                          ===========    ===========    ===========    ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
  Current liabilities:
  Current portion of long-term debt       $        34    $     6,000    $      (184)  $          -   $          -    $     5,850
  Accounts payable                              9,488              -         17,396              -              -         26,884
  Accrued expenses and other current
   liabilities                                525,704              -        358,265              -       (692,410)       191,559
  Payable to affiliates                             -              -            125              -              -            125
  Liabilities held for sale                         -                        18,766                                       18,766
                                          -----------    -----------    -----------    -----------    -----------    -----------
 Total current liabilities                    535,226          6,000        394,368              -       (692,410)       243,184
Long-term debt                                829,119        894,100         38,797              -              -      1,762,016
Deferred federal income taxes                       -              -         71,321              -              -         71,321
Other liabilities                                   -              -         10,224              -              -         10,224
Intercompany                                    6,321        933,643      1,673,982        253,946     (2,867,892)             -
Minority interest in subsidiaries                   -              -          1,543              -              -          1,543
Stockholders' equity (deficit):
 Preferred stock                                    -              -              -              -              -              -
  Common stock                                      -              -          1,003          1,032         (1,003)         1,032
  Additional paid-in capital                 (818,498)             -      1,716,207        474,918       (897,709)       474,918
  Accumulated deficit                        (148,305)      (794,818)      (751,614)    (1,023,514)     1,694,737     (1,023,514)
  Accumulated other comprehensive loss              -              -              -              -              -              -
                                          -----------    -----------    -----------    -----------    -----------    -----------
                                             (966,803)      (794,818)       965,596       (547,564)       796,025       (547,564)
  Less: treasury shares                             -              -              -         (1,077)             -         (1,077)
  Deferred compensation                             -              -              -              -              -              -
                                          -----------    -----------    -----------    -----------    -----------    -----------
 Total stockholders' (deficit) equity        (966,803)      (794,818)       965,596       (548,641)       796,025       (548,641)
                                          -----------    -----------    -----------    -----------    -----------    -----------
   Total                                  $   403,863    $ 1,038,925    $ 3,155,831    $  (294,695)   $(2,764,277)   $ 1,539,647
                                          ===========    ===========    ===========    ===========    ===========    ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

                                                Centennial  Centennial                                                 Centennial
                                                Puerto Rico  Cellular                     Centennial                  Communications
                                                Operations   Operating        Non-      Communications                  Corp. and
                                                   Corp.      Co. LLC      Guarantors        Corp.      Eliminations  Subsidiaries
                                                ----------- ----------     ----------   --------------  ------------  ------------
Revenue                                          $ 169,128   $       -      $ 217,681      $      -      $  (4,726)     $ 382,083
                                                 ---------   ---------      ---------      --------      ---------      ---------
Costs and expenses:
   Cost of services                                 25,244           -         50,638             -         (3,272)        72,610
   Cost of equipment sold                           12,156           -         31,611             -              -         43,767
   Sales and marketing                              17,585           -         27,211             -              -         44,796
   General and administrative                       33,015           -         36,350             -         (1,454)        67,911
   Depreciation and amortization                    29,186           -         29,857             -              -         59,043
   Loss (gain) on disposition of assets                 53           -           (738)            -              -           (685)
                                                 ---------   ---------      ---------      --------      ---------      ---------
                                                   117,239           -        174,929             -         (4,726)       287,442
                                                 ---------   ---------      ---------      --------      ---------      ---------
Operating income                                    51,889           -         42,752             -              -         94,641
                                                 ---------   ---------      ---------      --------      ---------      ---------
Income from equity investments                           -           -             28             -              -             28
Income (loss) from investments in subsidiaries           -       4,595         24,537         4,595        (33,727)             -
Interest expense, net                              (27,153)    (76,088)        27,770       (15,073)             -        (90,544)
Loss on extinguishment of debt                           -           -              -             -              -              -
Dividend Income                                          -           -              -             -              -              -
Other expenses                                           -           -           (602)            -              -           (602)
Intercompany interest allocation                         -      76,088        (76,088)            -              -              -
                                                 ---------   ---------      ---------      --------      ---------      ---------
Income (loss) from continuing operations before
     income tax expense and minority interest       24,736       4,595         18,397       (10,478)       (33,727)         3,523
Income tax expense                                    (199)          -         (9,006)            -              -         (9,205)
                                                 ---------   ---------      ---------      --------      ---------      ---------
Income (loss) from continuing operations
     before minority interest                       24,537       4,595          9,391       (10,478)       (33,727)        (5,682)
Minority interest in income of subsidiaries              -           -           (283)            -              -           (283)
                                                 ---------   ---------      ---------      --------      ---------      ---------
Income (loss) from continuing operations            24,537       4,595          9,108       (10,478)       (33,727)        (5,965)
Loss from discontinued operations                                              (4,513)                                     (4,513)
                                                 ---------   ---------      ---------      --------      ---------      ---------
Net income (loss)                                $  24,537   $   4,595      $   4,595      $(10,478)     $ (33,727)     $ (10,478)
                                                 =========   =========      =========      ========      =========      =========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

                                                Centennial    Centennial                                               Centennial
                                                Puerto Rico     Cellular                  Centennial                  Communications
                                                Operations     Operating      Non-      Communications                  Corp. and
                                                   Corp.        Co. LLC    Guarantors       Corp.       Eliminations   Subsidiaries
                                                -----------   ----------   ----------   --------------  ------------   -------------
OPERATING ACTIVITIES:

   Net (loss) income                             $  24,537     $   4,595    $   4,595      $(10,478)      $(33,727)     $ (10,478)
   Less: loss from discontinued operations,
         net of tax                                      -             -       (4,513)            -              -         (4,513)
                                                 ---------     ---------    ---------      --------       --------      ---------
   Income (loss) from continuing operations         24,537         4,595        9,108       (10,478)       (33,727)        (5,965)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                    29,186             -       29,857             -              -         59,043
   Noncash paid in kind interest                         -             -            -        13,997              -         13,997
   Minority interest in loss of subsidiaries             -             -          283             -              -            283
   Deferred income taxes                                 -             -                          -              -              -
   Income from equity investments                        -             -          (28)            -              -            (28)
   Equity in undistributed earnings of
         subsidiaries                                             (4,595)     (24,537)       (4,595)        33,727              -
   Loss (gain) on disposition of assets                 53             -         (738)            -              -           (685)
   Changes in assets and liabilities, net
         of effects of acquisitions and
         dispositions and other                      1,246             -       36,414           719              -         38,379
                                                 ---------     ---------    ---------      --------       --------      ---------
   Total adjustments                                30,485        (4,595)      41,251        10,121         33,727        110,989
                                                 ---------     ---------    ---------      --------       --------      ---------
     NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                 55,022             -       50,359          (357)             -        105,024
                                                 ---------     ---------    ---------      --------       --------      ---------

INVESTING ACTIVITIES:

   Proceeds from disposition of assets, net
         of cash expenses                                -             -        1,681             -              -          1,681
   Capital expenditures                            (24,334)            -      (34,340)            -              -        (58,674)
   Distribution received from equity
         investment                                      -             -           14             -              -             14
                                                 ---------     ---------    ---------      --------       --------      ---------
     NET CASH USED IN INVESTING ACTIVITIES         (24,334)            -      (32,645)            -              -        (56,979)
                                                 ---------     ---------    ---------      --------       --------      ---------

FINANCING ACTIVITIES:

   Proceeds from the issuance of long-term
         debt                                     173,400             -      327,461             -              -        500,861
   Repayment of debt                             (228,523)     (290,762)          41       (36,750)             -       (555,994)
   Debt issuance costs paid                             -             -      (25,264)            -              -        (25,264)
   Proceeds from issuance of common stock
         (net of underwriting fees)                     -             -            -        34,663              -         34,663
   Proceeds from the exercise of employee
         stock options                                  -             -            -           819              -            819
   Proceeds from issuance of common stock
         under employee stock purchase plan             -             -            -           390              -            390
   Cash (paid to) received from  affiliates         2,863       290,762     (294,860)        1,235              -              -
                                                ---------     ---------    ---------      --------       --------      ---------
     NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                     (52,260)            -        7,378           357              -        (44,525)
                                                ---------     ---------    ---------      --------       --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                      (21,572)            -       25,092             -              -          3,520
NET INCREASE IN CASH AND ACASH EQUIVALENTS
  FROM DISCONTINUED OPERATIONS                                                (5,332)                                     (5,332)
                                                ---------     ---------    ---------      --------       --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                              (21,572)            -       19,760             -              -         (1,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF
         PERIOD                                    36,572             -       28,921             -              -         65,493
                                                ---------     ---------    ---------      --------       --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  15,000     $       -    $  48,681      $      -       $      -      $  63,681
                                                =========     =========    =========      ========       ========      =========

NOTE 10.  SUBSEQUENT EVENTS

      On December 31, 2004, the Company entered into an agreement with Nortel Networks to upgrade its wireless network equipment in Puerto Rico. Under the terms of the agreement, the Company has committed to purchase approximately $20 million of new wireless equipment. As a result of this upgrade, the Company will accelerate depreciation on its existing wireless network equipment to be retired during the final two quarters of fiscal 2005 resulting in approximately $65,000 to $75,000 of incremental depreciation expense in the aggregate. The upgrade is expected to be completed in the first quarter of fiscal 2006.

      In consideration of the network replacement and upgrade in Puerto Rico, the Company is evaluating the useful lives of its U.S. and Caribbean wireless network equipment, excluding the assets noted above.

      On December 28, 2004, the Company announced that it will redeem $115,000 of its 2008 Senior Subordinated Notes. The redemption will occur on or about January 27, 2005, at a redemption price of 103.583 percent. Following the redemption, $185,000 of the Company's 2008 Senior Subordinated Notes will remain outstanding.

NOTE 11. RESTATEMENT

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for the Company for the fiscal year ending May 31, 2005, as well as recent guidance surrounding such legislation, the Company restated its consolidated financial statements as of May 31, 2003, for the years ended May 31, 2003 and 2002 and the first three quarters of the fiscal year ended May 31, 2004. Such restatement related primarily to adjustments that were identified in the ordinary course of prior audits of the Company's consolidated financial statements, but not recorded at the time due to their immateriality from both a qualitative and quantitative perspective. In an effort not to distort the results of any period, the Company recorded all adjustments in the years or quarter, as applicable, in which they arose.

      The nature of the adjustments to restate the Company's consolidated financial statements primarily related to the following:

            - Overstated Accrual Estimates -- The Company had historically taken a conservative approach with respect to determining certain accrual estimates. Year over year fluctuations in these accruals resulted in an immaterial impact on the consolidated financial statements.

            - Billing Cycle Cut-off -- The Company had historically underestimated the amount of unbilled revenue related to its businesses. In addition, the Company historically recognized less revenue associated with amounts billed in advance and subsequently earned as services are provided. These differences were caused by timing issues resulting from the Company's billing process.

      Provided below is a comparison of restated summarized quarterly financial data and summarized quarterly financial data as previously reported.

                                           THREE MONTHS ENDED                             SIX MONTHS ENDED
                                           NOVEMBER 30, 2003                              NOVEMBER 30, 2003
                                  --------------------------------------       -------------------------------------
                                  (AS REPORTED) (1)    (AS RESTATED) (1)       (AS REPORTED) (1)    (AS RESTATED) (1)
                                  -----------------    -----------------       -----------------    -----------------
Revenue                               $ 190,813            $ 190,747               $ 382,447            $ 382,083
Operating income                         47,127               47,263                  97,917               94,641
Income tax expense                      (15,996)              (7,899)(2)              (7,319)              (9,205)(2)
Loss from continuing operations         (10,133)              (2,038)                 (1,094)              (5,965)
Loss per share from continuing
operations:
    Basic                             $   (0.10)           $   (0.02)              $   (0.01)           $   (0.06)
    Diluted                           $   (0.10)           $   (0.02)              $   (0.01)           $   (0.06)

      (1) Excludes amounts related to Centennial Cable, which have been presented as discontinued operations.

      (2) Income tax expense has been adjusted to reflect the effect that the restatement had on the Company's forecasted income for the year ended May 31, 2004, as well as changes resulting from the Company's application of Financial Interpretation No. 18, "Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28," to exclude from the projected annual effective tax rate losses related to the Dominican Republic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

      In preparation for complying with the provisions of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting that will be effective for us for our fiscal year ending May 31, 2005, as well as recent guidance surrounding such legislation, we restated our consolidated financial statements as of May 31, 2003, for the years ended May 31, 2003 and 2002 (not presented herein), and for the first three quarters of the fiscal year ended May 31, 2004 for the items discussed in Note 11 to the Condensed Consolidated Financial Statements. Such restatement related primarily to adjustments that were identified in the ordinary course of prior audits of our consolidated financial statements, but not recorded at the time due to their immateriality. The effects of the restatement have been reflected in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. ("Centennial Cable") due to its classification as a discontinued operation.

      The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10 K/A for the fiscal year ended May 31, 2004, filed on October 1, 2004, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1,
Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the "Risk Factors" section of our 2004 Annual Report on Form 10-K/A.

EXECUTIVE OVERVIEW

      Company Overview

      We are a leading regional wireless and broadband (wireline) telecommunications service provider serving over one million customers in markets covering over 19.5 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers.

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

      In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For both the three and six months ended November 30, 2004, we derived approximately 84% of our Caribbean operations' revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission ("FCC") regulated commonwealth of the United States.

      The business strategy we use to tailor the ultimate customer experience entails focusing on discreet geographies and customizing our sales, marketing and customer support functions to the unique requirements of these markets. Approximately 70% of our wireless sales in the United States and Caribbean and substantially all of our broadband sales are made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience, which our research tells us, is unique and valued by the customers in our various markets. Further, by way of the tailored customer experience and rate plans that are similarly customized, we target high quality (high usage/high ARPU ("Average Revenue Per User")) postpaid wireless customers.

      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three and six-month periods ended November 30, 2004, we spent $16.2 and $25.5 million, respectively, on capital expenditures in our U.S. wireless operations. Much of this investment was to upgrade our network to GSM (global system for mobile communications) technology in our Midwest and Southeast clusters in fiscal 2005. We spent $12.9 million and $7.8 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three month period ended November 30, 2004 and $25.8 and $13.0 on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the six month period ended November 30, 2004.

      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments -- see Note 9 to the Condensed Consolidated Financial Statements for reconciliation to the appropriate generally accepted accounting principles ("GAAP") measure, the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

      Penetration -- total wireless represents a percentage which is calculated by dividing the number of our subscribers by the total population of potential subscribers available in the markets that we serve.

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

CRITICAL ACCOUNTING ESTIMATES

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

      Valuation of Long-Lived Assets

      Long-lived assets such as property, plant and equipment, and customer lists are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our estimation of fair value, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses with the carrying value of the long-lived assets. Considerable management judgment is required to estimate the fair value of and impairment, if any, of our assets. These estimates are very subjective in nature; we believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Estimates related to recoverability of assets are critical accounting estimates as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to our consolidated financial position as well as our consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

      Goodwill and Wireless Licenses -- Valuation of Goodwill and
Indefinite-Lived Intangible Assets

      We review goodwill, wireless licenses and cable franchise costs for impairment based on the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS No. 142 are our operating segments determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In analyzing goodwill, U.S. wireless licenses and Caribbean wireless licenses for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill, wireless licenses or cable franchise costs impairment charge.

RESULTS OF OPERATIONS

      We had 1,088,300 wireless subscribers at November 30, 2004 as compared to 994,100 at November 30, 2003, an increase of 9%. Income from continuing operations for the three and six months ended November 30, 2004 was $18.6 and $29.0 million, respectively, as compared to a loss from continuing operations of $2.0 and $6.0 million for the three and six months ended November 30, 2003, respectively. Basic earnings per share from continuing operations for the three and six months ended November 30, 2004 were $0.18 and $0.28, respectively, as compared to basic loss per share from continuing operations of $0.02 and $0.06 for the three and six months ended November 30, 2003, respectively. Diluted earnings per share from continuing operations for the three and six months ended November 30, 2004 were $0.18 and $0.28, respectively, as compared to diluted loss per share from continuing operations of $0.02 and $0.06 for the three and six months ended November 30, 2003.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods - An Interpretation of APB Opinion No. 28," the Company has recorded its tax expense from continuing operations for the quarter ended November 30, 2004 based on its projected annual worldwide effective tax rate of 52.7%. Our projected annual worldwide effective tax rate of 52.7% is affected by the following variables:

      1. book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized;

      2.    state taxes net of federal tax benefit; and

      3.    foreign taxes for which we cannot claim a foreign tax credit.

Consolidated Operations

                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                           NOVEMBER 30,                                 NOVEMBER 30,
                                      ----------------------                      ----------------------
(in thousands, except per share data)   2004        2003      $ CHANGE  % CHANGE     2004        2003     $ CHANGE   % CHANGE
                                                (AS RESTATED)                               (AS RESTATED)
                                      ------------------------------------------  -------------------------------------------
Operating income .............        $ 75,511   $    47,263  $ 28,248     60%    $ 137,522  $    94,641  $ 42,881     45%
Income (loss) from continuing
operations ...................          18,580        (2,038)   20,618      *        29,043       (5,965)   35,008      *
Earnings (loss) per share from
continuing operations:
    Basic ....................            0.18         (0.02)     0.20      *          0.28        (0.06)     0.34      *
    Diluted ..................            0.18         (0.02)     0.20      *          0.28        (0.06)     0.34      *

      *     Percentage change not meaningful.

      U.S. Wireless Operations

                                THREE MONTHS ENDED                              SIX MONTHS ENDED
                                    NOVEMBER 30,                                   NOVEMBER 30,
                                -------------------                            -------------------
(in thousands)                    2004       2003     $ CHANGE    % CHANGE       2004       2003     $ CHANGE    % CHANGE
                                         (AS RESTATED)                                  (AS RESTATED)
                                ------------------------------------------     ------------------------------------------
Revenue:
Service revenue .............   $ 79,935   $ 73,151   $  6,784           9%    $165,853   $145,293   $ 20,560          14%
Roaming revenue .............     13,044     12,634        410           3       26,352     29,681     (3,329)        (11)
Equipment sales .............      4,983      4,654        329           7        8,824      9,919     (1,095)        (11)
                                --------   --------   --------          --     --------   --------   --------         ---
       Total revenue ........     97,962     90,439      7,523           8      201,029    184,893     16,136           9
                                --------   --------   --------          --     --------   --------   --------         ---
Costs and expenses:
Cost of services ............     18,267     17,085      1,182           7       35,059     35,674       (615)         (2)
Cost of equipment sold ......     11,775     12,119       (344)         (3)      23,198     25,280     (2,082)         (8)
Sales and marketing .........     10,715     12,054     (1,339)        (11)      23,322     23,475       (153)         (1)
General and administrative ..     15,688     13,792      1,896          14       29,980     28,134      1,846           7
                                --------   --------   --------          --     --------   --------   --------         ---
       Total costs and
         expenses ...........     56,445     55,050      1,395           3      111,559    112,563     (1,004)         (1)
                                --------   --------   --------          --     --------   --------   --------         ---
Adjusted operating income (1)   $ 41,517   $ 35,389   $  6,128          17%    $ 89,470   $ 72,330   $ 17,140          24%
                                --------   --------   --------          --     --------   --------   --------         ---

      (1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. U.S. wireless service revenue increased in the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The increase in U.S. wireless service revenue was primarily due to increased ARPU. Contributing to the increase in ARPU during the three and six months ended November 30, 2004, was $4.3 and $13.2 million of revenue, respectively, related to payments from the universal service fund ("USF"). Included in the $13.2 million is $5.0 million for prior periods for which the amount did not become known and realizability was not probable until the first quarter of fiscal 2005 with receipt of an FCC order.

      U.S. wireless roaming revenue increased for the three months ended November 30, 2004. This increase was primarily due to an increase in GSM roaming minutes as a result of our launch of GSM service in the Midwest cluster in November 2003 and the Southeast cluster in October 2004. U.S. wireless roaming revenue decreased for the six months ended November 30, 2004. The decrease was primarily the result of lower average roaming rates per minute, partially offset by an increase in minutes of use.

      Our U.S. wireless operations had approximately 544,900 and 548,200 subscribers at November 30, 2004 and 2003, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of November 30, 2004. During the twelve months ended November 30, 2004, increases from new activations of 156,900 were offset by subscriber cancellations of 160,200. The monthly postpaid churn rate was 2.1% for the three and six months ended November 30, 2004, as compared to 2.0% and 1.9% for the same periods last year, respectively. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      Equipment sales increased during the three months ended November 30, 2004, as compared to the three months ended November 30, 2003. This increase was primarily a result of the Company's increased practice of charging for phones in connection with new activations as opposed to providing them for free as was more prevalent in the three months ended November 30, 2003. Equipment sales decreased for the six months ended November 30, 2004, as compared to the six months ended November 30, 2003, due primarily to lower activations and to an increase in phones being provided free to customers in connection with new activations.

      U.S. wireless ARPU per month was $60 and $61 for the three and six months ended November 30, 2004, respectively, as compared to $55 and $56 for the same periods a year ago, respectively. Revenue per average wireless customer for the six months ended November 30, 2004 includes $5.0 million of USF revenue related to prior quarters. Revenue per average wireless customer excluding the $5.0 million of USF revenue was $60 and $59 for the three and six months ended November 30, 2004, respectively. Average minutes of use per subscriber were 552 and 535 minutes per month for the three and six months ended November 30, 2004, respectively, as compared to 436 and 424 minutes for the same periods last year, respectively. Wireless ARPU increased due to the Company's increased USF revenue during the three and six months ended November 30, 2004.

      Costs and expenses. Cost of services increased during the three months ended November 30, 2004, as compared to the same period last year while decreasing during the six months ended November 30, 2004 as compared to the same prior year period. The three month increase was primarily due to an increase in incollect roaming cost which was driven primarily by higher incollect minutes of use, partially offset by lower incollect roaming rates. The six month decrease was primarily due to amounts received as reimbursements for our costs in deploying E911 which we accounted for as a reduction to cost of services, as well as reduced telephone service cost rates.

      Cost of equipment sold decreased for the three and six months ended November 30, 2004, as compared to the same periods last year, primarily due to a decrease in average cost per phone, as well as lower activations.

      Sales and marketing expenses decreased for the three and six months ended November 30, 2004 as compared to the same periods in the prior year, primarily due to decreased advertising and lower commissions as a result of lower activations.

      General and administrative expenses increased for the three and six months ended November 30, 2004, as compared to the same periods last year, primarily due to costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act, as well as an increase in costs to further support the customer base.

      Adjusted operating income for the U.S. wireless operations increased for the three and six months ended November 30, 2004, as compared to the same periods in fiscal 2004, primarily due to the receipt of an additional $4.3 and $13.2 million in USF support for the three and six months ended November 30, 2004, respectively, as compared to the three and six months ended November 30, 2003.

      Caribbean Wireless Operations

                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                    NOVEMBER 30,                             NOVEMBER 30,
                               --------------------                      --------------------
                                                                    %                                          %
(in thousands)                   2004        2003     $ CHANGE   CHANGE    2004        2003      $ CHANGE    CHANGE
                                        (AS RESTATED)                           (AS RESTATED)
                               ----------------------------------------  ------------------------------------------
Revenue:
Service revenue                $ 82,798   $  72,794   $  10,004     14%  $ 162,760  $ 142,971    $  19,789    14%
Roaming revenue                     542         820        (278)   (34)      1,000      2,203       (1,203)  (55)
Equipment sales                   2,429       2,420           9      -       5,014      4,964           50     1
                               --------   ---------   ---------  -----   ---------  ---------    ---------   ---
       Total revenue             85,769      76,034       9,735     13     168,774    150,138       18,636    12
                               --------   ---------   ---------  -----   ---------  ---------    ---------   ---
Costs and expenses:
Cost of services                 13,509      11,004       2,505     23      26,195     23,148        3,047    13
Cost of equipment sold           10,810       9,872         938     10      20,495     18,264        2,231    12
Sales and marketing               9,528       9,081         447      5      19,773     18,453        1,320     7
General and administrative       17,979      15,971       2,008     13      36,130     29,828        6,302    21
                               --------   ---------   ---------  -----   ---------  ---------    ---------   ---
       Total costs and
expenses                         51,826      45,928       5,898     13     102,593     89,693       12,900    14
                               --------   ---------   ---------  -----   ---------  ---------    ---------   ---
Adjusted operating income (1)  $ 33,943   $  30,106   $   3,837     13%  $  66,181  $  60,445    $   5,736     9%
                               ========   =========   =========  =====   =========  =========    =========   ===

      (1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased for the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The increase in Caribbean wireless service revenue was primarily due to a greater average number of subscribers offset by a lower ARPU in the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The growth rate in service revenue was less than the growth in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic which generally have a lower ARPU, as well as to increased sales of lower ARPU companion plans in Puerto Rico.

      Our Caribbean wireless operations had approximately 543,400 subscribers at November 30, 2004, an increase of 22% from approximately 445,900 subscribers at November 30, 2003. During the twelve months ended November 30, 2004, increases from new activations of 314,300 were offset by subscriber cancellations of 216,800. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competitive factors and non-payment.

      The monthly postpaid churn rate decreased to 2.2% for the three months ended November 30, 2004, from 2.4% for the same period last year. The monthly postpaid churn rate was 2.3% for the six month periods ended November 30, 2004 and November 30, 2003. Our postpaid subscribers represented approximately 72% of our total Caribbean wireless subscribers for the three and six months ended November 30, 2004, down from approximately 74% for the three and six months ended November 30, 2003. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which have a higher percentage of prepaid customers.

      Caribbean wireless ARPU was $54 for the three and six months ended November 30, 2004, as compared to $58 and $59 for the same periods last year, respectively. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, which generally have a lower ARPU than postpaid subscribers. In addition, the decrease in ARPU resulted from an increase in sales of companion rate plans in Puerto Rico.

      Our subscribers used an average of 978 and 962 minutes of airtime per month during the three and six months ended November 30, 2004, respectively, compared to 923 and 909 minutes per month during the three and six months ended November 30, 2003, respectively. Our postpaid subscribers used an average of 1,288 and 1,274 minutes of airtime per month during the three and six months ended November 30, 2004, respectively, as compared to 1,181 and 1,162 minutes of use per month during the three and six months ended November 30, 2003, respectively.

      Revenue from Caribbean wireless roaming decreased for the three and six months ended November 30, 2004, compared to the three and six months ended November 30, 2003. The decrease was primarily due to the loss of Verizon Wireless roaming traffic in Puerto Rico.

      Costs and expenses. Cost of services increased during the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The increase was primarily due to costs associated with a larger subscriber base, including interconnection, tower site, utilities and salary expenses.

      Cost of equipment sold increased during the three and six months ended November 30, 2004 as compared to the same periods last year. The increase was primarily due to an increase in the number of phones used for upgrades and retention, as well as to a higher percentage of phones sold instead of leased in Puerto Rico as compared to the prior year. An increase in the percentage of phones sold increases our costs and expenses because the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is leased by a customer is charged to depreciation expense over the life of the phone.

      Sales and marketing expenses increased during the three and six months ended November 2004 as compared to the same periods last year. The increase was due to increases in compensation costs, advertising costs and agent commission expense in the Dominican Republic as a result of growth in the subscriber base. These increases were partially offset by decreased advertising costs in Puerto Rico.

      General and administrative expenses increased during the three and six months ended November 30, 2004 as compared to the same periods in fiscal 2004. The increase was primarily due to increases in costs associated with the expanding subscriber base and costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act.

Caribbean Broadband Operations

                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                     NOVEMBER 30,                                 NOVEMBER 30,
                               -----------------------                       ----------------------
                                                                    %                                                %
(in thousands)                     2004          2003   $ CHANGE  CHANGE       2004        2003        $ CHANGE   CHANGE
                                          (AS RESTATED)                                (AS RESTATED)
                               -----------------------------------------     -------------------------------------------
Revenue:
Switched revenue               $   11,767  $     9,409  $  2,358    25%      $ 23,146   $    18,208    $  4,938     27%
Dedicated revenue                  13,357       12,070     1,287    11         25,891        23,912       1,979      8
Wholesale termination revenue       5,587        3,784     1,803    48         13,155         7,393       5,762     78
Other revenue                       2,411        2,199       212    10          4,439         4,232         207      5
                               ----------  -----------  --------  ----       --------   -----------    --------   ----
       Total revenue               33,122       27,462     5,660    21         66,631        53,745      12,886     24
                               ----------  -----------  --------  ----       --------   -----------    --------   ----
Costs and expenses:
Cost of services                   11,415       10,047     1,368    14         26,082        20,195       5,887     29
Cost of equipment sold                330          102       228   224            548           223         325    146
Sales and marketing                 1,760        1,521       239    16          3,532         2,869         663     23
General and administrative          5,323        4,946       377     8         10,765        10,234         531      5
                               ----------  -----------  --------  ----       --------   -----------    --------   ----
       Total costs and
expenses                           18,828       16,616     2,212    13         40,927        33,521       7,406     22
                               ----------  -----------  --------  ----       --------   -----------    --------   ----
Adjusted operating income (1)  $   14,294  $    10,846  $  3,448    32%      $ 25,704   $    20,224    $  5,480     27%
                               ==========  ===========  ========  ====       ========   ===========    ========   ====

      (1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. Total Caribbean broadband revenue increased for the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. This increase was due to an 18% increase in total access lines and equivalents to 286,600 and to an increase in southbound revenue resulting from an increase in southbound terminating minutes to the Dominican Republic.

      Switched revenue increased for the three and six months ended November 30, 2004, as compared to the same period last year. The increase was primarily due to a 25% increase in switched access lines to 56,500 as of the end of November 30, 2004 and a corresponding growth in minutes of use.

      Dedicated revenue increased for the three and six months ended November 30, 2004, as compared to the same periods last year. The increase was primarily the result of a 16% growth in voice grade equivalent dedicated lines to 230,100 partially offset by a decrease in revenue per circuit.

      Wholesale termination revenue increased for the three and six months ended November 30, 2004 from the same periods last year. Wholesale termination revenue represents service revenues we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic. The wholesale termination revenue has significantly lower margins than the switched and dedicated revenue.

      Other revenue increased for the three and six months ended November 30, 2004 from the same periods last year. The increase was primarily due to an increase in late fee revenue and other interconnection revenue in Puerto Rico.

      Costs and expenses. Cost of services increased during the three and six months ended November 30, 2004, as compared to the same periods last year. The increase was primarily due to an increase in access charges in the Dominican Republic, resulting from the increase in the number of international long distance minutes to the Dominican Republic that we terminate, partially offset by decreased termination expense in Puerto Rico. The decrease in Puerto Rico termination expense was primarily due to credits received from a carrier in connection with a settlement of local calling zone disputes.

      Sales and marketing expenses increased during the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The increase was primarily due to increased costs associated with growing the customer base.

      General and administrative expenses increased during the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003. The increase was primarily due to increased costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act and an increase in other tax expense in the Dominican Republic.

LIQUIDITY AND CAPITAL RESOURCES

Weighted average debt outstanding and interest expense

                                         THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                             NOVEMBER 30,                                        NOVEMBER 30,
                                       --------------------------                       --------------------------
(in millions)                             2004            2003           CHANGE            2004            2003           CHANGE
                                                     (AS RESTATED)                                  (AS RESTATED)
                                       ------------------------------------------       ------------------------------------------
Weighted Average Debt Outstanding ..   $  1,767.8      $  1,735.3      $     32.5       $  1,768.2      $  1,744.6      $     23.6

Weighted Average Interest Rate
Including Amortization and Write Off
of Debt Issuance Costs .............          8.4%            9.6%           (1.2%)            8.4%           10.4%           (2.0%)

Weighted Average Interest Rate
Excluding Amortization and Write Off
of Debt Issuance Costs .............          8.0%            9.1%           (1.1%)            8.0%            8.9%           (0.9%)

Gross Interest Expense .............   $   37.336      $   41.626      $   (4.290)      $   74.037      $   90.824      $  (16.787)
Interest Income ....................   $     .398      $     .114      $     .284       $     .620      $     .280      $     .340
                                       ----------      ----------      ----------       ----------      ----------      ----------
Net Interest Expense ...............   $   36.938      $   41.512      $   (4.574)      $   73.417      $   90.544      $  (17.127)
                                       ==========      ==========      ==========       ==========      ==========      ==========

      The $4.6 million and $17.1 million decrease in net interest expense for the three and six months ended November 30, 2004, respectively, resulted primarily from the write off, during the first quarter of fiscal 2004, of approximately $8.6 million of unamortized issuance costs related to the Term Loans under our old senior secured credit facility (the "Old Senior Secured Credit Facility") that were prepaid from the proceeds of the issuance of the $500 million 10 1/8% senior unsecured notes due 2013 (the "2013 Senior Notes").

      At November 30, 2004, we had total liquidity of $285.2 million, consisting of cash and cash equivalents totaling $135.6 million and approximately $149.6 million available under our revolving credit facility.

      On February 9, 2004, we issued the 8 1/8% senior unsecured notes due 2014 (the "2014 Senior Notes") in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, we entered into a new $750 million senior secured credit facility (the "New Senior Secured Credit Facility"). Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing. We received $905.4 million (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used these funds to make the following payments:

      - $627.6 million to repay all principal amounts outstanding under our Old Senior Secured Credit Facility, which extinguished the Old Senior Secured Credit Facility;

      - $197.3 million to repurchase all of our outstanding unsecured subordinated notes due 2009 ("Mezzanine Debt"), which was accruing paid-in-kind interest at a rate of 13.0%;

      - $73.8 million to repurchase or redeem $70.0 million aggregate principal amount of our outstanding $370.0 million 2008 Senior Subordinated Notes;

      - $1.9 million to pay applicable breakage fees on the termination of our interest rate swap and collar agreements; and

      - $4.8 million to pay fees, expenses and accrued interest related to the Debt Refinancing.

      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million of which $595.5 million remained outstanding at November 30, 2004 and which requires aggregate principal payments of $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At November 30, 2004, $149.6 million was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the London Inter-Bank Offering Rate ("LIBOR") (weighted average rate of 2.20% as of November 30, 2004) plus 2.75% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, we repurchased or redeemed $70.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson and Stowe ("Welsh Carson"), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $34.9 million, or 49.9%, of the $70.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. Additionally, on December 28, 2004, we announced that we will redeem an additional $115 million aggregate principal amount of such notes. The redemption will occur on or about January 27, 2005 at a redemption price of 103.583 percent. We expect that a pro rata portion of the notes redeemed will be from the affiliate of Welsh Carson.

      In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh Carson. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of November 30, 2004, we had repaid the Mezzanine Debt in full.

      Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at November 30, 2004.

      For the three and six months ended November 30, 2004, the ratio of earnings to fixed charges were 1.79 and 1.72, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

      As of November 30, 2004, we had approximately $642.0 million of property, plant and equipment, net, placed in service. Capital expenditures for the U.S. wireless operations were $16.2 and $25.5 million, representing 43.9% and 39.7% of total capital expenditures, for the three and six month period ended November 30, 2004, respectively. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our GSM/GPRS network in each of our cell sites in our Midwest and Southeast clusters. Capital expenditures for the Caribbean wireless operations were $12.9 and $25.8 million, representing 35.0% and 40.1% of total capital expenditures for the three and six months ended November 30, 2004, respectively. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems. Capital expenditures for the Caribbean broadband operations were $7.8 and $13.0 million, representing 21.1% and 20.2% of total capital expenditures for the three and six months ended November 30, 2004, respectively. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2005, we anticipate capital expenditures of approximately $170.0 million, which includes funding for a network upgrade in Puerto Rico as well as the build out of the Grand Rapids and Lansing, Michigan markets.

      We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets, including our recently completed sale of our cable television business in Puerto Rico. We may also seek various other sources of external financing, including additional bank financing, joint ventures, partnerships and issuance of debt or equity securities.

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

      Centennial, its subsidiaries, affiliates and controlling stockholders (including Welsh Carson) and The Blackstone Group and their respective affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial's or its subsidiaries' securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

      On September 6, 2004, we entered into a definitive agreement to sell our wholly-owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for approximately $155.0 million in cash. The transaction closed on December 28, 2004. We have accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

      In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19.5 million. At the same time, we entered into a definitive agreement to sell to

Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expected to acquire from AT&T Wireless. We consummated the transactions on October 1, 2004. As a result of the transactions, we have acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.

COMMITMENTS AND CONTINGENCIES

      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of November 30, 2004, 37,613,079 shares remain available for issuance under the shelf.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of November 30, 2004, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

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

      In May 2003, we entered into a multi-year year agreement with Ericsson, Inc. to purchase equipment and services to overlay our U.S. wireless networks with GSM/GPRS technology. We have committed to purchase approximately $15.9 million of equipment and services under the agreement. As of November 30, 2004, we have paid approximately $14.3 million in connection with this agreement.

      In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of November 30, 2004, we have paid approximately $10.1 million in connection with this agreement.

      The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2004 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                              LESS THAN                                 AFTER 5
   CONTRACTUAL OBLIGATIONS                       TOTAL         1 YEAR       1-3 YEARS    4-5 YEARS        YEARS
------------------------------------------   --------------  ------------  -----------  -----------  ---------------
Long-term debt obligations................   $    1,768,039  $      5,820  $    11,868  $   312,481  $     1,437,870
Operating leases obligations (1)..........          103,745        11,813       17,807       11,831           62,294
Purchase obligations                                 66,104         6,760       20,878       21,665           16,801
                                             --------------  ------------  -----------  -----------  ---------------
Total contractual cash
  obligations                                     1,937,888        24,393       50,553      345,977        1,516,965
                                             --------------  ------------  -----------  -----------  ---------------
Sublessor agreements (1)                              1,893           681          855          357                -
                                             --------------  ------------  -----------  -----------  ---------------
  Net                                        $    1,935,995  $     23,712  $    49,698  $   345,620  $     1,516,965
                                             ==============  ============  ===========  ===========  ===============

(1) Represents our commitments associated with operating leases as of May 31, 2004.

SUBSEQUENT EVENTS

      On December 31, 2004, we entered into an agreement with Nortel Networks to upgrade our wireless network equipment in Puerto Rico. Under the terms of the agreement, we have committed to purchase approximately $20 million of new wireless equipment. As a result of this upgrade, we will accelerate depreciation on our existing wireless network equipment to be retired during the final two quarters of fiscal 2005 resulting in approximately $65,000 to $75,000 of incremental depreciation expense in the aggregate. The upgrade is expected to be completed in the first quarter of fiscal 2006.

      In consideration of the network replacement and upgrade in Puerto Rico, we are evaluating the useful lives of our U.S. and Caribbean wireless network equipment, excluding the assets noted above.

      On December 28, 2004, we announced that we will redeem $115,000 of our 2008 Senior Subordinated Notes. The redemption will occur on or about January 27, 2005, at a redemption price of 103.583 percent. Following the redemption, $185,000 of our 2008 Senior Subordinated Notes will remain outstanding.

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

      - our access to the latest technology handsets in a timeframe and cost similar to our competitors;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to market risks due to fluctuations in interest rates. Approximately $595.5 million of our long-term debt has variable interest rates. We are not party to any interest rate swap or collar agreements as of November 30, 2004.

      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2004:

                                      FISCAL YEAR ENDED NOVEMBER 30,
                         -------------------------------------------------------
                          2005        2006       2007        2008         2009        THEREAFTER         TOTAL          FAIR VALUE
                         ------      ------     ------      ------      --------      ----------       ----------       ----------
                                                                       (IN THOUSANDS)
Long-term debt:
   Fixed rate            $ (180)     $ (108)    $  (24)     $  142      $300,399       $872,370        $1,172,539       $1,235,164
   Average fixed
     interest rate         11.1%       11.0%      10.0%       10.0%         10.7%           9.4%              9.7%              --
   Variable rate         $6,000      $6,000     $6,000      $6,000      $  6,000        565,500        $  595,500        $ 595,500
   Average variable
     interest rate(1)       3.8%        4.2%       4.6%        5.1%          5.2%           5.5%              5.5%              --

(1) Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.

      We have variable rate debt that at November 30, 2004 and 2003 had outstanding balances of $595.5 million and $637.9 million, respectively. The fair value of such debt approximates the carrying value at November 30, 2004. Based on our unhedged variable rate obligations outstanding at November 30, 2004 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

      As discussed in Note 11 to the Condensed Consolidated Financial Statements, we restated our consolidated financial statements presented in this Form 10-Q.

      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2004.

      There was no change in our internal control over financial reporting during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that it is probable that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against us in the United States District Court for the District of Puerto Rico. The complaint alleges that we breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30.0 million. The complaint seeks specific performance of the letter of intent or not less than $15.0 million in damages. We do not believe that it is probable that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on its business or consolidated results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            a) The Company's annual meeting of stockholders was held on September 30, 2004.

            b) The following persons were elected as directors at the Company's annual meeting pursuant to the following votes:

                              NUMBER OF VOTES
                          -----------------------
DIRECTORS                    For         Withhold
----------------------    ----------    ---------
Anthony J. de Nicola      84,938,296    4,284,356
James R. Matthews         86,863,633    2,359,019
Thomas E. McInerney       84,939,287    4,283,365
James P. Pellow           88,836,151      386,501
Raymond A. Ranelli        89,116,946      105,706
Robert D. Reid            88,985,938      236,714
Michael J. Small          86,993,750    2,228,902
David M. Tolley           88,985,751      236,901
J. Stephen Vanderwoude    89,116,946      105,706

            c) The stockholders approved a proposal at the annual meeting to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2005. The following sets forth the number of votes on this proposal:

FOR           Against     Abstain
----------    -------     -------
89,215,871     6,781         -

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

January 7, 2005

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