Form 10-Q
period 2005-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-04-07
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                       [X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended February 28, 2005
                                       OR
                                       [ ]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                        for the transition period from to

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - 103,919,858 outstanding shares as of April 4, 2005

                                TABLE OF CONTENTS

Part I - Financial Information..................................................................    1

Item 1. Financial Statements....................................................................    1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...   20
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................   34
Item 4. Controls and Procedures.................................................................   35

Part II - Other Information.....................................................................   35

Item 1. Legal Proceedings.......................................................................   35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................   36
Item 3. Defaults Upon Senior Securities.........................................................   36
Item 4. Submission of Matters to a Vote of Security Holders.....................................   36
Item 5. Other Information.......................................................................   36
Item 6. Exhibits................................................................................   37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FEBRUARY 28,
                                                                                                     2005
                                                                                                  (UNAUDITED)    MAY 31, 2004
                                                                                                  ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                     $    161,823   $    105,712
    Accounts receivable, less allowance for doubtful accounts of $6,784 and $5,385, respectively        98,022         84,583
    Inventory - phones and accessories, net                                                             19,913         15,986
    Prepaid expenses and other current assets                                                           39,833         32,280
    Assets held for sale                                                                                     -        134,625
                                                                                                  ------------   ------------
       Total Current Assets                                                                            319,591        373,186
Property, plant and equipment, net                                                                     609,410        631,671
Equity investments in wireless systems, net                                                              2,473          2,697
Debt issuance costs, less accumulated amortization of $14,186 and $12,719, respectively                 46,901         54,948
U.S. wireless licenses                                                                                 382,909        371,766
Caribbean wireless licenses, net                                                                        69,742         70,492
Goodwill                                                                                                26,704         26,704
Customer lists, net                                                                                          -            319
Transmission and connecting rights, net                                                                    775            840
Cable facility, net                                                                                      4,030          4,210
Other assets, net                                                                                        4,369          2,814
                                                                                                  ------------   ------------
       TOTAL ASSETS                                                                               $  1,466,904   $  1,539,647
                                                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt                                                             $      5,764   $      5,850
    Accounts payable                                                                                    27,498         26,884
    Accrued expenses and other current liabilities                                                     162,336        191,559
    Payable to affiliates                                                                                  125            125
    Liabilities held for sale                                                                                -         18,766
                                                                                                  ------------   ------------
       Total Current Liabilities                                                                       195,723        243,184
Long-term debt                                                                                       1,651,931      1,762,016
Deferred federal income taxes                                                                           92,462         71,321
Other liabilities                                                                                       12,413         10,224
Minority interest in subsidiaries                                                                        2,185          1,543
Commitments and contingencies (See note 7)
STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued
     or outstanding                                                                                          -              -
    Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 103,682,208 and 103,223,924 shares, respectively; and outstanding 103,611,705 and 103,153,421 shares,
       respectively                                                                                      1,036          1,032
    Additional paid-in capital                                                                         477,047        474,918
    Accumulated deficit                                                                               (964,816)    (1,023,514)
                                                                                                  ------------   ------------
                                                                                                      (486,733)      (547,564)
    Less: cost of 70,503 common shares in treasury                                                      (1,077)        (1,077)
                                                                                                  ------------   ------------
       Total Stockholders' Deficit                                                                    (487,810)      (548,641)
                                                                                                  ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $  1,466,904   $  1,539,647
                                                                                                  ============   ============

           See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     ----------------------------    ----------------------------
                                                                                     FEBRUARY 29,                   FEBRUARY 29,
                                                                     FEBRUARY 28,       2004         FEBRUARY 28,      2004
                                                                        2005        (AS RESTATED)        2005       (AS RESTATED)
                                                                     ------------   -------------    ------------   -------------
Revenue:
    Service revenue                                                  $   214,067     $   187,349     $   631,120     $   554,374
    Equipment sales                                                        7,767           8,489          21,605          23,547
                                                                     -----------     -----------     -----------     -----------
                                                                         221,834         195,838         652,725         577,921
                                                                     -----------     -----------     -----------     -----------
Costs and Expenses:
    Cost of services (exclusive of depreciation and amortization
     shown below)                                                         41,722          35,135         123,806         107,745
    Cost of equipment sold                                                25,273          22,051          69,514          65,818
    Sales and marketing                                                   23,601          22,287          70,228          67,083
    General and administrative                                            40,324          38,052         116,908         105,963
    Depreciation and amortization                                         71,269          28,708         130,034          87,751
    Loss(gain) on disposition of assets                                      150             (63)        (14,782)           (748)
                                                                     -----------     -----------     -----------     -----------
                                                                         202,339         146,170         495,708         433,612
                                                                     -----------     -----------     -----------     -----------
Operating income                                                          19,495          49,668         157,017         144,309
                                                                     -----------     -----------     -----------     -----------
Income from equity investments                                               137              24             427              52
Interest expense, net                                                    (37,163)        (41,889)       (110,580)       (124,898)
Loss on extinguishment of debt                                            (6,749)        (28,625)         (6,749)        (36,160)
Other (expense) income                                                       (83)            232          (2,165)           (370)
                                                                     -----------     -----------     -----------     -----------
(Loss) income from continuing operations before
 income tax expense and minority interest
  in income of subsidiaries                                              (24,363)        (20,590)         37,950         (17,067)
    Income tax benefit (expense)                                          28,785           6,416          (4,034)         (2,789)
                                                                     -----------     -----------     -----------     -----------
Income (loss) from continuing operations before
  minority interest in income of subsidiaries                              4,422         (14,174)         33,916         (19,856)
    Minority interest in income of subsidiaries                             (191)           (125)           (642)           (408)
                                                                     -----------     -----------     -----------     -----------
Income (loss) from continuing operations                                   4,231         (14,299)         33,274         (20,264)
Discontinued operations:
    Income (loss)                                                          1,280          (2,483)          2,767          (7,565)
    Gain on disposition                                                   38,353               -          38,353               -
    Tax expense                                                          (14,977)          1,302         (15,696)          1,871
                                                                     -----------     -----------     -----------     -----------
Net income (loss) from discontinued operations                            24,656          (1,181)         25,424          (5,694)

Net income (loss)                                                    $    28,887     $   (15,480)    $    58,698     $   (25,958)
                                                                     ===========     ===========     ===========     ===========
Earnings (loss) per share:
    Basic
      Earnings (loss) per share from continuing operations           $      0.04     $     (0.14)    $      0.32     $     (0.21)
      Earnings (loss) per share from discontinued operations                0.24           (0.01)           0.25           (0.05)
                                                                     -----------     -----------     -----------     -----------
      Net income (loss) per share                                    $      0.28     $     (0.15)    $      0.57     $     (0.26)
                                                                     ===========     ===========     ===========     ===========
    Diluted
      Earnings (loss) per share from continuing operations           $      0.04     $     (0.14)    $      0.32     $     (0.21)
      Earnings (loss) per share from discontinued operations                0.23           (0.01)           0.24           (0.05)
                                                                     -----------     -----------     -----------     -----------
      Net income (loss) per share                                    $      0.27     $     (0.15)    $      0.56     $     (0.26)
                                                                     ===========     ===========     ===========     ===========
Weighted-average number of shares outstanding:
      Basic                                                              103,471         103,046         103,332          98,868
                                                                     ===========     ===========     ===========     ===========
      Diluted                                                            105,692         103,046         104,772          98,868
                                                                     ===========     ===========     ===========     ===========

           See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                       ---------------------------
                                                                                                      FEBRUARY 29,
                                                                                       FEBRUARY 28,       2004
                                                                                          2005        (AS RESTATED)
                                                                                       ------------   ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                  $     58,698   $    (25,958)
    Less: Income (loss) from discontinued operations                                         25,424         (5,694)
                                                                                       ------------   ------------
    Income (loss) from continuing operations                                                 33,274        (20,264)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
    Depreciation and amortization                                                           130,034         87,751
    Non cash, paid-in kind interest                                                               -         13,997
    Minority interest in income of subsidiaries                                                 642            408
    Income from equity investments                                                             (427)           (52)
    Distributions received from equity investments                                              651             14
    Gain on disposition of assets                                                           (14,782)          (748)
    Changes in assets and liabilities                                                       (30,271)         5,206
                                                                                       ------------   ------------
    Total adjustments                                                                        85,847        106,576
                                                                                       ------------   ------------
       Net cash provided by operating activities from continuing operations                 119,121         86,312
                                                                                       ------------   ------------
INVESTING ACTIVITIES:
    Proceeds from disposition of assets, net of cash expenses                                   150          2,442
    Capital expenditures                                                                   (100,892)       (94,975)
    Proceeds from sale of discontinued operations                                           157,629              -
    Proceeds from sale of wireless spectrum                                                  24,000              -
    Payments for purchase of wireless spectrum                                              (19,495)             -
                                                                                       ------------   ------------
       Net cash provided by (used in) investing activities from continuing operations        61,392        (92,533)
                                                                                       ------------   ------------
FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                                  -      1,425,000
    Repayment of debt                                                                      (120,410)    (1,382,365)
    Debt issuance costs paid                                                                      -        (48,158)
    Net proceeds from the issuance of common stock                                                -         34,663
    Proceeds from the exercise of stock options                                               1,709          1,005
    Proceeds from issuance of common stock under employee stock purchase plan                   425            390
                                                                                       ------------   ------------
       Net cash (used in) provided by financing activities from continuing operations      (118,276)        30,535
                                                                                       ------------   ------------
Net cash used in discontinued operations                                                     (6,126)        (2,960)
                                                                                       ------------   ------------
Net increase in cash and cash equivalents                                                    56,111         21,354
Cash and cash equivalents, beginning of period                                              105,712         65,493
                                                                                       ------------   ------------
Cash and cash equivalents, end of period                                               $    161,823   $     86,847
                                                                                       ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
    Interest                                                                           $    138,411   $    103,128
                                                                                       ============   ============
    Income taxes                                                                       $      4,761   $      6,291
                                                                                       ============   ============
NON-CASH TRANSACTION:
    Fixed assets acquired under capital leases                                         $      9,277   $      6,509
                                                                                       ============   ============

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

   NOTE 1. INTERIM FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2004 Annual Report on Form 10-K/A, filed on October 1, 2004, which includes a summary of significant accounting policies and other disclosures. As more fully described in Note 11, the Company has restated its results as of May 31, 2003, for the years ended May 31, 2003 and 2002 and for the first three quarters of fiscal year ended May 31, 2004. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of February 28, 2005 and the results of its consolidated operations and consolidated cash flows for the three and nine-month periods ended February 28, 2005 and February 29, 2004. The consolidated balance sheet as of May 31, 2004 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K/A, adjusted to present the classification of Centennial Puerto Rico Cable TV Corp., the Company's cable television business in Puerto Rico ("Centennial Cable") as a discontinued operation (see note 4).

Income Taxes:

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods - An Interpretation of APB Opinion No. 28," the Company has recorded its tax expense from continuing operations for the quarter ended February 28, 2005 based on its projected annual worldwide effective tax rate of 8.1%.

      The Company's projected annual worldwide effective tax rate of 8.1% is primarily due to book losses generated in the Dominican Republic for which, in the Company's judgment, it is more likely than not that a tax benefit will not be realized, state taxes net of federal tax benefit, a tax benefit for losses generated in Puerto Rico and a decrease in tax contingency reserves. See Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company establishes reserves for tax contingencies when, despite the belief that the Company's tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company's effective tax rate includes the impact of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the three and nine months ended February 28, 2005 by $7,570 reflecting the reduction in exposure due to the expiration of the statute of limitations for the assessment of tax for the tax years ended May 31, 2001 and 2000.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 serves as an amendment to SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual financial statement reporting requirements for the fiscal year ended May 31, 2003 and the interim periods reporting disclosure requirements of SFAS No. 148 during the three-month period ended August 31, 2003.

      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS No. 123 are shown below:

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         ---------------------------   ---------------------------
                                                                         FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                                             2005           2004           2005           2004
                                                                         ------------   ------------   ------------   ------------
Net income (loss) as reported ........................................    $   28,887     $  (15,480)    $   58,698     $  (25,958)
Deduct: total stock-based compensation expense determined
 under fair-value based method for all awards, net of related tax
  effects ............................................................          (787)          (561)        (2,360)        (1,451)
                                                                          ----------     ----------     ----------     ----------
  Pro forma net income (loss) ........................................    $   28,100     $  (16,041)    $   56,338     $  (27,409)
Earnings (loss) per share:
  Basic: As reported .................................................    $     0.28     $    (0.15)    $     0.57     $    (0.26)
           Pro forma .................................................    $     0.27     $    (0.16)    $     0.55     $    (0.28)
  Diluted: As reported ...............................................    $     0.27     $    (0.15)    $     0.56     $    (0.26)
              Pro forma ..............................................    $     0.27     $    (0.16)    $     0.54     $    (0.28)

      The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                --------------------------  --------------------------
                                                                FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
                                                                    2005          2004          2005          2004
                                                                ------------  ------------  ------------  ------------
Expected volatility...........................................      115.2%        123.3%        120.9%        123.3%
Risk-free interest rate.......................................        4.0%          3.0%          3.5%          3.0%
Expected lives of option grants...............................    4 years       4 years       4 years       4 years
Expected dividend yield.......................................       0.00%         0.00%         0.00%         0.00%

Reclassifications:

      Certain prior period information has been reclassified to conform to the current period presentation.

   NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table presents the intangible assets not subject to amortization:

                                                               AS OF FEBRUARY 28,         AS OF MAY 31,
                                                                     2005                     2004
                                                               ------------------       ---------------
U.S. wireless licenses...............................           $       382,909         $       371,766
Caribbean wireless licenses - Puerto Rico (1)........                    54,159                  54,159
Cable franchise costs (2)............................                         -                  52,139
                                                                ---------------         ---------------
Total................................................           $       437,068         $       478,064
                                                                ===============         ===============

(1) Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

(2) Amounts included in assets held for sale on the consolidated balance sheet.

      During the quarter ended November 30, 2004, the Company acquired 10 MHz of personal communications service ("PCS") spectrum covering approximately 4.1 million population equivalents for an aggregate purchase price of $19,495. At the same time, the Company sold a portion of the acquired PCS spectrum with a cost of $8,352 for $24,000. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale as part of operations, which is included along with other miscellaneous items in gain on disposition of assets in the Condensed Consolidated Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense, related to this gain. This transaction resulted in the Company recording an additional $11,143 of U.S. wireless licenses.

      The Company currently tests other intangible assets not subject to amortization for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. A residual value approach consists of measuring the fair value of each reporting unit's indefinite lived assets by deducting the aggregate fair value of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting unit's fair value, which is determined using a discounted cash flow analysis. The analysis is based on the Company's long-term cash flow projections with an assumed terminal value, discounted at the Company's weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

      The Company performed its annual goodwill and intangible asset impairment analyses during the three months ended February 28, 2005. Based upon the results of these analyses, there were no impairments.

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

      The following table presents other intangible assets subject to amortization:

                                                          AS OF FEBRUARY 28, 2005          AS OF MAY 31, 2004
                                                         --------------------------   ---------------------------
                                                           GROSS                        GROSS
                                               USEFUL     CARRYING      ACCUMULATED    CARRYING       ACCUMULATED
                                                LIFE       AMOUNT      AMORTIZATION     AMOUNT       AMORTIZATION
                                              ---------  -----------   ------------   -----------    ------------
Caribbean wireless licenses --
  Dominican Republic.......................   20 years   $    20,000    $     4,417   $    20,000     $     3,667
Customer lists.............................   4-5 years       21,616         21,616        21,616          21,297
Transmission and connecting rights.........   25 years         2,192          1,417         2,192           1,352
Cable facility.............................   25 years         6,000          1,970         6,000           1,790
                                                         -----------    -----------   -----------     -----------
Total......................................              $    49,808    $    29,420   $    49,808     $    28,106
                                                         ===========    ===========   ===========     ===========

      Customer lists with a gross carrying amount of $26,854 and accumulated amortization of $18,692, as of May 31, 2004, are included in assets held for sale in the consolidated balance sheet.

      Other intangible assets amortization expense was $332 and $1,315 for the three and nine months ended February 28, 2005, respectively. Amortization expense on the finite lived intangible assets is estimated to be $332 for the remainder of fiscal 2005, $1,328 in fiscal 2006, $1,328 in fiscal 2007, $1,328 in fiscal 2008, $1,328 in fiscal 2009 and $1,328 in fiscal 2010.

Goodwill

      The goodwill balance in the Caribbean wireless segment was $22,517 at February 28, 2005 and May 31, 2004. The goodwill balance in the Caribbean broadband segment was $4,187 at February 28, 2005 and May 31, 2004.

   NOTE 3. DEBT

      Long-term debt consists of the following:

                                                                                                   AS OF                AS OF
                                                                                               FEBRUARY 28,            MAY 31,
                                                                                                   2005                 2004
                                                                                            ------------------   -------------------
New Senior Secured Credit Facility - Term Loans........................................     $          594,000   $          598,500
8 1/8% Senior Unsecured Notes due 2014 (the "2014 Senior Notes").......................                325,000              325,000
10 1/8% Senior Unsecured Notes due 2013 (the "2013 Senior Notes")......................                500,000              500,000
10 3/4% Senior Subordinated Notes due 2008 (the "2008 Senior Subordinated Notes")......                185,000              300,000
Capital Lease Obligations..............................................................                 40,710               31,141
Financing Obligation -- Tower Sale.....................................................                 12,985               13,225
                                                                                            ------------------   ------------------
  Total Long-Term Debt.................................................................              1,657,695            1,767,866
Current Portion of Long-Term Debt......................................................                 (5,764)              (5,850)
                                                                                            ------------------   ------------------
  Net Long-Term Debt...................................................................     $        1,651,931   $        1,762,016
                                                                                            ==================   ==================

      On January 27, 2005, the Company redeemed $115,000 aggregate principal amount of its 2008 Senior Subordinated Notes. The redemption was completed at a redemption price of 103.583 percent or $119,120. The redemption premium of $4,120 and debt issuance costs of $2,629 related to the redeemed debt that were written off are included in loss on extinguishment of debt for the three and nine months ended February 28, 2005 on the consolidated statement of operations. As of February 28, 2005, $185,000 of the 2008 Senior Subordinated Notes remains outstanding (See note 10).

      On February 10, 2005, the Company amended its New Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate ("LIBOR") spread from 2.75% to 2.25%.

      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at February 28, 2005.

      The aggregate annual scheduled principal payments for the next five years and thereafter under the Company's long-term debt at February 28, 2005 are summarized as follows:

February 28, 2006.............................    $            5,764
February 28, 2007.............................                 5,829
February 28, 2008.............................                 5,950
February 29, 2009.............................               191,157
February 28, 2010.............................                 6,319
February 28, 2011 and thereafter..............             1,442,676
                                                  ------------------
                                                  $        1,657,695
                                                  ==================

      Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and nine months ended February 28, 2005 was $38,061 and $112,098, respectively, and $42,000 and $125,283 for the three and nine months ended February 29, 2004, respectively.

   NOTE 4. DISCONTINUED OPERATIONS

      On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,629 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,629. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------     -------------------------
                                                FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                   2005*           2004           2005*          2004
                                                ------------   -------------  ------------   -------------
Revenue                                         $      3,982   $     12,319   $     30,303   $     36,540
Income (loss) from discontinued operations             1,280         (2,483)         2,767         (7,565)
Gain on disposition                                   38,353              -         38,353              -
Income tax expense                                   (14,977)         1,302        (15,696)         1,871
Net income (loss) from discontinued operations  $     24,656   $     (1,181)  $     25,424   $     (5,694)

                                         AS OF MAY 31,
                                             2004
                                         -------------
Current assets                           $     11,760
Property, plant and equipment, net             61,947
Cable franchise costs                          52,139
Total assets                                  134,625
Current liabilities                            13,033
Total liabilities                              18,766
Net equity of discontinued operations    $    115,859

* The three and nine month periods ended February 28, 2005 include the results of operations of Centennial Cable through the date of its sale on December 28, 2005.

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

      On December 28, 2004 the Company sold its wholly owned subsidiary, Centennial Cable (See note 4 above).

In February 2005, the Federal Communication Commission's auction of broadband PCS licenses ended and the Company was the highest bidder for the 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license is $949 and the Company expects to close on the purchase during the fourth quarter of the fiscal year ended May 31, 2005.

   NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on its implementation and adoption of SFAS No. 123R.

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

     In December 2003, the SEC issued SAB No. 104, "Revenue Recognition" ("SAB No. 104"), which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

   NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

     The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

     In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of intent or not less than $15,000 in damages. The Company does not believe that any damage payments would have a material adverse effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

     The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business or consolidated results of operations.

Guarantees:

     The Company currently does not guarantee the debt of any entity outside of its consolidated group. In the ordinary course of its business, the Company enters into agreements with third parties that provide for indemnification of counter parties. Examples of these types of agreements are underwriting agreements entered into in connection with securities offerings and agreements relating to the sale or purchase of assets. The duration, triggering events, maximum exposure and other terms under these indemnification provisions vary from agreement to agreement. In general, the indemnification provisions require the Company to indemnify the other party to the agreement against losses it may suffer as a result of the Company's breach of its representations and warranties contained in the underlying agreement or for misleading information contained in a securities offering document. The Company is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the actual amounts are dependant on future events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has never incurred any material costs relating to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these agreements is minimal.

Lease Commitments:

     The Company leases facilities and equipment under noncancelable operating and capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease. When determining the term of a lease, the Company includes renewal options that are reasonably assured. Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent. Leasehold improvements are depreciated over the shorter of their economic lives, which begins once the assets are ready for their intended use, or the lease term.

Other Commitments and Contingencies:

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

     In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of February 28, 2005 the Company has paid $10,150 in connection with this agreement.

     In December 2004, the Company entered into an agreement with Nortel Networks to upgrade its wireless network equipment in Puerto Rico and the U.S. Virgin Islands. The Company has committed to purchase approximately $20,000 of equipment and services under the agreement. As of February 28, 2005, the Company has paid approximately $5,780 in connection with this agreement.

   NOTE 8. SEGMENT INFORMATION

     The Company's consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (e.g., types of services offered and geographic location). U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line), and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before income (loss) from discontinued operations, minority interest in income of subsidiaries, income tax benefit (expense), other (expense) income, loss on extinguishment of debt, interest expense, net, income from equity investments, (gain) loss on disposition of assets, and depreciation and amortization.

     The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (See Note 4).

     Information about the Company's operations in its three business segments as of, and for the three and nine months ended, February 28, 2005 and February 29, 2004 is as follows:

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                      -----------------------------------        -----------------------------------
                                       FEBRUARY 28,          FEBRUARY 29,         FEBRUARY 28,          FEBRUARY 29,
                                           2005                  2004                 2005                  2004
                                      -------------         -------------        -------------         -------------
U.S. WIRELESS
Service revenue                       $      77,884         $      73,815        $     243,737         $     219,108
Roaming revenue                              13,776                11,978               40,128                41,659
Equipment sales                               5,567                 5,584               14,391                15,503
                                      -------------         -------------        -------------         -------------
  Total revenue                              97,227                91,377              298,256               276,270
Adjusted operating income                    36,582                37,873              126,052               110,203
Total assets                              1,895,767             1,831,515            1,895,767             1,831,515
Capital expenditures                         14,472                14,393               40,005                37,409
CARIBBEAN WIRELESS
Service revenue                       $      87,794         $      74,696        $     250,554         $     217,667
Roaming revenue                                 475                   277                1,475                 2,480
Equipment sales                               2,200                 2,853                7,214                 7,817
                                      -------------         -------------        -------------         -------------
  Total revenue                              90,469                77,826              259,243               227,964
Adjusted operating income                    35,910                28,338              102,091                88,783
Total assets                                485,471               643,043              485,471               643,043
Capital expenditures                         17,310                18,053               43,115                44,140
CARIBBEAN BROADBAND
Switched revenue                      $      12,088         $       9,524        $      35,234         $      27,732
Dedicated revenue                            13,664                11,945               39,555                35,857
Wholesale termination revenue                 4,041                 6,191               17,196                13,585
Other revenue                                 7,395                 1,822               11,834                 6,053
                                      -------------         -------------        -------------         -------------
  Total revenue                              37,188                29,482              103,819                83,227
Adjusted operating income                    18,422                12,102               44,126                32,326
Total assets                                682,346               799,866              682,346               799,866
Capital expenditures                          4,826                 3,855               17,772                13,426
ELIMINATIONS
Total revenue (1)                     $      (3,050)        $      (2,847)       $      (8,593)        $      (9,540)
Total assets (2)                         (1,596,680)           (1,757,055)          (1,596,680)           (1,757,055)
CONSOLIDATED
Total revenue                         $     221,834         $     195,838        $     652,725         $     577,921
Adjusted operating income                    90,914                78,313              272,269               231,312
Total assets                              1,466,904             1,517,369            1,466,904             1,517,369
Capital expenditures                         36,608                36,301              100,892                94,975

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)  Elimination of intercompany investments.

Reconciliation of adjusted operating income to net income (loss):

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   -----------------------------  -----------------------------
                                                   FEBRUARY 28,     FEBRUARY 29,  FEBRUARY 28,     FEBRUARY 29,
                                                      2005             2004           2005             2004
                                                   ------------    -------------  ------------    -------------
Adjusted operating income......................    $     90,914    $      78,313  $    272,269    $     231,312
Less: depreciation and amortization............         (71,269)         (28,708)     (130,034)         (87,751)
(Gain) loss on disposition of assets...........            (150)              63        14,782              748
                                                   ------------    -------------  ------------    -------------
Operating income...............................          19,495           49,668       157,017          144,309
Income from equity investments.................             137               24           427               52
Interest expense, net..........................         (37,163)         (41,889)     (110,580)        (124,898)
Loss on extinguishment of debt.................          (6,749)         (28,625)       (6,749)         (36,160)
Other (expense) income.........................             (83)             232        (2,165)            (370)
Income tax benefit (expense)...................          28,785            6,416        (4,034)          (2,789)
Minority interest in income of subsidiaries....            (191)            (125)         (642)            (408)
Income (loss) from discontinued operations.....          24,656           (1,181)       25,424           (5,694)
                                                   ------------    -------------  ------------    -------------
Net income (loss)..............................    $     28,887    $     (15,480) $     58,698    $     (25,958)
                                                   ============    =============  ============    =============

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

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                            AS OF FEBRUARY 28, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial      Centennial                        Centennial                   Communications
                                     Puerto Rico       Cellular                       Communications                    Corp. and
                                  Operations Corp. Operating Co. LLC Non-Guarantors      Corp.         Eliminations    Subsidiaries
                                  ---------------- ----------------- --------------   --------------   ------------  --------------

ASSETS
Current assets:
   Cash and cash equivalents        $      61,837    $           -    $      99,986   $           -    $          -    $    161,823
   Accounts receivable, net                39,662                -           58,360               -               -          98,022
   Inventory - phones and
    accessories, net                        9,301                -           10,612               -               -          19,913
   Prepaid expenses and
    other current assets                   10,689                -           29,144               -               -          39,833
   Assets held for sale                         -                -                -               -               -               -
                                    -------------    -------------    -------------   -------------    ------------    ------------
     Total current assets                 121,489                -          198,102               -               -         319,591

Property, plant &
 equipment, net                           253,044                -          356,366               -               -         609,410

Equity investments in
 wireless systems, net                          -                -            2,473               -               -           2,473

Debt issuance costs                        21,998                -           24,903               -               -          46,901

U.S. wireless licenses                          -                -          382,909               -               -         382,909

Caribbean wireless licenses, net                -                -           69,742               -               -          69,742

Goodwill                                    4,186                -           22,518               -               -          26,704

Intercompany                                    -        1,038,569                -         263,970      (1,302,539)              -

Investment in subsidiaries                      -           44,411        1,563,329        (751,780)       (855,960)              -

Other assets, net                           6,143                -            3,031               -               -           9,174
                                    -------------    -------------    -------------   -------------    ------------    ------------
                    Total           $     406,860    $   1,082,980    $   2,623,373   $    (487,810)   $ (2,158,499)   $  1,466,904
                                    =============    =============    =============   =============    ============    ============


LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term
     debt                           $         (11)   $       6,000    $        (225)  $           -    $          -    $      5,764
   Accounts payable                        19,183                -            8,315               -               -          27,498
   Accrued expenses and other
    current liabilities                   542,103                -          355,070               -        (734,837)        162,336
   Payable to affiliates                        -                -              125               -               -             125
   Liabilities held for sale                    -                -                -               -               -               -
                                    -------------    -------------    -------------   -------------    ------------    ------------
   Total current liabilities              561,275            6,000          363,285               -        (734,837)        195,723


Long-term debt                            831,541          892,600          (72,210)              -               -       1,651,931

Deferred federal income taxes                   -                -           92,462               -               -          92,462

Other liabilities                           3,081                -            9,332               -               -          12,413

Intercompany                                1,737          920,500        2,102,737               -      (3,024,974)              -

Minority Interest in subsidiaries               -                -            2,185               -               -           2,185

Stockholders' (deficit) equity:
   Common stock                                 -                -                -           1,036               -           1,036
   Additional paid-in capital            (818,498)               -          818,498         477,047                         477,047
   Accumulated deficit                   (172,276)        (736,120)        (692,916)       (964,816)      1,601,312        (964,816)
                                    -------------    -------------    -------------   -------------    ------------    ------------
                                         (990,774)        (736,120)         125,582        (486,733)      1,601,312        (486,733)

   Less: treasury shares                        -                -                -          (1,077)              -          (1,077)
                                    -------------    -------------    -------------   -------------    ------------    ------------

   Total stockholders' (deficit)
    equity                               (990,774)        (736,120)         125,582        (487,810)      1,601,312        (487,810)
                                    -------------    -------------    -------------   -------------    ------------    ------------

                    Total           $     406,860    $   1,082,980    $   2,623,373   $    (487,810)   $ (2,158,499)   $  1,466,904
                                    =============    =============    =============   =============    ============    ============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                       Centennial      Centennial                       Centennial                    Communications
                                      Puerto Rico       Cellular                      Communications                    Corp. and
                                    Operations Corp. Operating Co. LLC Non-Guarantors     Corp.        Eliminations    Subsidiaries
                                    ---------------- ----------------- -------------- --------------   ------------   -------------
Revenue                               $    284,535    $           -    $    372,925    $          -    $     (4,735)   $    652,725
                                      ------------    -------------    ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of services                         38,409                -          88,562               -          (3,165)        123,806
   Cost of equipment sold                   19,766                -          49,748               -               -          69,514
   Sales and marketing                      27,544                -          42,684               -               -          70,228
   General and administrative               57,412                -          61,066               -          (1,570)        116,908
   Depreciation and amortization            87,449                -          42,585               -               -         130,034
   Loss (Gain) on disposition of
     assets                                  1,039                -         (15,821)              -               -         (14,782)
                                      ------------    -------------    ------------    ------------    ------------    ------------
                                           231,619                -         268,824               -          (4,735)        495,708
                                      ------------    -------------    ------------    ------------    ------------    ------------

Operating income                            52,916                -         104,101               -               -         157,017
                                      ------------    -------------    ------------    ------------    ------------    ------------

Income from equity investments                   -                -             427               -               -             427
Income (loss) from investments in
  subsidiaries                                   -           58,698         (23,971)         58,698         (93,425)              -
Interest expense, net                      (75,148)        (110,580)         75,148               -               -        (110,580)
Loss on extinguishment of debt                   -           (6,749)              -               -               -          (6,749)
Other expenses                              (1,300)               -            (865)              -               -          (2,165)
Intercompany interest allocation                 -          117,329        (117,329)              -               -               -
                                      ------------    -------------    ------------    ------------    ------------    ------------

(Loss) income from continuing
  operations before income tax
  expense and minority interest            (23,532)          58,698          37,511          58,698         (93,425)         37,950

Income tax expense                            (439)               -          (3,595)              -               -          (4,034)
                                      ------------    -------------    ------------    ------------    ------------    ------------

(Loss) income from continuing
  operations before minority
  interest                                 (23,971)          58,698          33,916          58,698         (93,425)         33,916

Minority interest in income of
  subsidiaries                                   -                -            (642)              -               -            (642)
                                      ------------    -------------    ------------    ------------    ------------    ------------

(Loss) income from continuing
  operations                               (23,971)          58,698          33,274          58,698         (93,425)         33,274

Discontinued operations:
   Income                                        -                -           2,767               -               -           2,767
   Gain on disposition                           -                -          38,353               -               -          38,353
   Tax expense                                   -                -         (15,696)              -               -         (15,696)
                                      ------------    -------------    ------------    ------------    ------------    ------------
Income from discontinued operations              -                -          25,424               -               -          25,424
                                      ------------    -------------    ------------    ------------    ------------    ------------

Net (loss) income                     $    (23,971)   $      58,698    $     58,698    $     58,698    $    (93,425)   $     58,698
                                      ============    =============    ============    ============    ============    ============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                 Centennial          Centennial                         Centennial                   Communications
                                 Puerto Rico          Cellular                        Communications                   Corp. and
                              Operations Corp.   Operating Co. LLC    Non-Guarantors      Corp.       Eliminations     Subsidiaries
                             ----------------   -----------------    --------------  --------------  ------------    --------------

OPERATING ACTIVITIES:

   Net (loss) income          $       (23,971)     $   58,698          $     58,698        58,698       $   (93,425)    $   58,698
   Less: income from    discontinued
    operations, net of tax                  -              -                 25,424             -                 -         25,424
                               ---------------     ----------          --------------   ----------       -----------    ----------
   (Loss) income from
    continuing operations             (23,971)        58,698                 33,274         58,698          (93,425)        33,274

Adjustments to reconcile
 net (loss) income to net
 cash provided by
 (used in) operating
  activities:

   Depreciation and
    amortization                       87,449             -                  42,585             -                  -       130,034
   Minority interest
     in loss of subsidiaries               -              -                     642             -                  -           642
   Income from equity
    investments                            -              -                    (427)            -                  -          (427)
   Equity in undistributed
    earnings of subsidiaries               -        (58,698)                 23,971        (58,698)            93,425            -
   Distribution received from
    equity investment                      -              -                     651              -                 -            651
   Loss (gain) on disposition
    of assets                          1,039              -                 (15,821)             -                 -        (14,782)
   Changes in assets and
    liabilities, net of
    effects of acquisitions
    and dispositions and other        13,934          57,303                 17,305         58,698           (177,511)      (30,271)
                                 ------------     ----------          -------------      ----------        -----------     ---------

   Total adjustments                 102,422         (1,395)                 68,906              -            (84,086)        85,847
                              ---------------      ----------        --------------     ----------        ------------    ----------

      NET CASH PROVIDED BY
      (USED IN) OPERATING
       ACTIVITIES                     78,451         57,303                 102,180         58,698           (177,511)       119,121
                               -------------      ----------          --------------    ----------        ------------    ----------

INVESTING ACTIVITIES:

   Proceeds from disposition
    of assets, net of cash
    expenses                               -             -                     150                -                  -          150
   Capital expenditures              (54,317)            -                 (46,575)               -                  -     (100,892)
   Proceeds from sale of
    discountinued operations               -             -                 157,629                -                  -      157,629
   Proceeds from sale of
    wireless spectrum                      -             -                  24,000                -                  -       24,000
   Payments for purchase
    of wireless spectrum                   -             -                (19,495)                -                  -      (19,495)
                              -------------     ----------          --------------       ----------        -----------     ---------


      NET CASH (USED IN)
       PROVIDED BY INVESTING
       ACTIVITIES                   (54,317)            -                 115,709                -                  -        61,392
                             ---------------      ---------         --------------       ----------       ------------    ----------

FINANCING ACTIVITIES:

   Repayment of debt                   (65)       (119,500)                 (845)                -                  -      (120,410)
   Proceeds from the
    exercise of employee
    stock options                          -              -                    -               1,709                -         1,709
   Proceeds from issuance
    of common stock under
    employee stock
    purchase plan                          -              -                    -                 425                -           425
   Cash (paid to)
    received from
    affiliates                       (4,716)          62,197            (174,160)            (60,832)          177,511            -
                                ------------      ----------         ------------          ----------       ----------    ----------

      NET CASH (USED IN)
       PROVIDED BY FINANCING
        ACTIVITIES                   (4,781)         (57,303)           (175,005)           (58,698)           177,511     (118,276)
                             ---------------       ----------       -------------         ----------       ------------   ----------

NET CASH USED IN
 DISCONTINUED OPERATIONS                   -               -              (6,126)                 -                  -       (6,126)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                  19,353              -             36,758                   -                  -        56,111

CASH AND CASH
  EQUIVALENTS, BEGINNING
  OF PERIOD                            42,484              -             63,228                   -                  -       105,712
                              ---------------      ----------     --------------         ----------        ------------   ----------

CASH AND CASH
 EQUIVALENTS, END
  OF PERIOD                  $        61,837         $     -     $       99,986         $        -        $          -   $  161,823
                             ===============       ==========     ==============         ==========       ============    ==========



              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                       Centennial   Centennial                                                Centennial
                                       Puerto Rico   Cellular                    Centennial                  Communications
                                       Operations  Operating Co.                Communications                  Corp. and
                                          Corp.         LLC      Non-Guarantors     Corp.      Eliminations   Subsidiaries
                                       ----------- ------------- -------------- -------------- ------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents             $  42,484    $        -    $    63,228   $          -  $          -   $    105,712
  Accounts receivable, net                 37,010             -         47,573              -             -         84,583
  Inventory - phones and accessories,
   net                                      2,756             -         13,230              -             -         15,986
 Prepaid expenses and other current
  assets                                    3,452             -         28,828              -             -         32,280
  Asset held for sale                           -                      134,625              -                      134,625
                                        ---------    ----------    -----------   ------------  ------------   ------------
  Total current assets                     85,702             -        287,484              -             -        373,186
Property, plant & equipment, net          285,004             -        346,667              -             -        631,671
Equity investments in wireless
  systems, net                                  -             -          2,697              -             -          2,697
Debt issuance costs, net                   24,082             -         30,866              -             -         54,948
U.S. wireless licenses                          -             -        371,766              -             -        371,766
Caribbean wireless licenses, net                -             -         70,492              -             -         70,492
Goodwill                                    4,186             -         22,518              -             -         26,704
Cable franchise costs                           -             -              -              -             -              -
Intercompany                                    -     1,361,804      1,228,067        629,423    (3,219,294)             -
Investment in subsidiaries                      -      (322,879)       767,558       (924,118)      479,439              -
Other assets, net                           4,889             -         27,716              -       (24,422)         8,183
                                        ---------    ----------    -----------   ------------  ------------   ------------
  Total                                 $ 403,863    $1,038,925    $ 3,155,831   $   (294,695) $ (2,764,277)  $  1,539,647
                                        =========    ==========    ===========   ============  ============   ============
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
  Current liabilities:
  Current portion of long-term debt     $      34    $    6,000    $      (184)  $          -  $          -   $      5,850
  Accounts payable                          9,488             -         17,396              -             -         26,884
  Accrued expenses and other
   current liabilities                    525,704             -        358,265              -      (692,410)       191,559
  Payable to affiliates                         -             -            125              -             -            125
  Liabilities held for sale                     -                       18,766                                      18,766
                                        ---------    ----------    -----------   ------------  ------------   ------------
 Total current liabilities                535,226         6,000        394,368              -      (692,410)       243,184
Long-term debt                            829,119       894,100         38,797              -             -      1,762,016
Deferred federal income taxes                   -             -         71,321              -             -         71,321
Other liabilities                               -             -         10,224              -             -         10,224
Intercompany                                6,321       933,643      1,673,982        253,946    (2,867,892)             -
Minority interest in subsidiaries               -             -          1,543              -             -          1,543
Stockholders' equity (deficit):
 Preferred stock                                -             -              -              -             -              -
  Common stock                                  -             -          1,003          1,032        (1,003)         1,032
  Additional paid-in capital             (818,498)            -      1,716,207        474,918      (897,709)       474,918
  Accumulated deficit                    (148,305)     (794,818)      (751,614)    (1,023,514)    1,694,737     (1,023,514)
  Accumulated other comprehensive
   loss                                         -             -              -              -             -              -
                                        ---------    ----------    -----------   ------------  ------------   ------------
                                         (966,803)     (794,818)       965,596       (547,564)      796,025       (547,564)
  Less: treasury shares                         -             -              -         (1,077)            -         (1,077)
  Deferred compensation                         -             -              -              -             -              -
                                        ---------    ----------    -----------   ------------  ------------   ------------
 Total stockholders' (deficit)
  equity                                 (966,803)     (794,818)       965,596       (548,641)      796,025       (548,641)
                                        ---------    ----------    -----------   ------------  ------------   ------------
  Total                                 $ 403,863    $1,038,925    $ 3,155,831   $   (294,695) $ (2,764,277)  $  1,539,647
                                        =========    ==========    ===========   ============  ============   ============

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004
                                 (AS RESTATED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                                      Centennial
                                   Centennial         Centennial                       Centennial                   Communications
                                  Puerto Rico          Cellular                      Communications                   Corp. and
                                Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations    Subsidiaries
                                ----------------  -----------------  --------------  --------------  -------------  --------------
Revenue                          $     254,175      $           -     $     330,710  $           -   $      (6,964) $     577,921
                                 -------------      -------------     -------------  -------------   -------------  -------------

Costs and expenses:
   Cost of services                     37,094                  -            75,039              -          (4,388)       107,745
   Cost of equipment sold               19,921                  -            45,897              -               -         65,818
   Sales and marketing                  25,975                  -            41,108              -               -         67,083
   General and administrative           51,354                  -            57,185              -          (2,576)       105,963
   Depreciation and
     amortization                       44,762                  -            42,989              -               -         87,751
   Loss (Gain) on disposition
     of assets                              53                  -              (801)             -               -           (748)
                                 -------------      -------------     -------------  -------------   -------------  -------------
                                       179,159                  -           261,417              -          (6,964)       433,612
                                 -------------      -------------     -------------  -------------   -------------  -------------

Operating income                        75,016                  -            69,293              -               -        144,309
                                 -------------      -------------     -------------  -------------   -------------  -------------

Income from equity investments               -                  -                52              -               -             52
Income (loss) from investments
  in subsidiaries                            -              5,316            23,933          5,316         (34,565)             -
Interest expense, net                  (50,784)           (75,493)           32,653        (31,274)              -       (124,898)
Loss on extinguishment of debt               -            (36,160)                -              -               -        (36,160)
Other expenses                               -                  -              (370)             -               -           (370)
Intercompany interest
  allocation                                 -            111,653          (111,653)             -               -              -
                                 -------------      -------------     -------------  -------------   -------------  -------------

Income (loss) from continuing
  operations before income tax
  expense and minority
  interest                              24,232              5,316            13,908        (25,958)        (34,565)       (17,067)

Income tax (expense) benefit              (299)                 -            (2,490)             -               -         (2,789)
                                 -------------      -------------     -------------  -------------   -------------  -------------

Income (loss) from continuing
  operations before minority
  interest                              23,933              5,316            11,418        (25,958)        (34,565)       (19,856)

Minority interest in income of
  subsidiaries                               -                  -              (408)             -               -           (408)
                                 -------------      -------------     -------------  -------------   -------------  -------------

Income (loss) from continuing
  operations                            23,933              5,316            11,010        (25,958)        (34,565)       (20,264)

Discontinued operations:
   Loss                                      -                  -            (7,565)             -               -         (7,565)
   Tax expense                               -                  -             1,871              -               -          1,871
                                 -------------      -------------     -------------  -------------   -------------  -------------
Loss from discontinued
  operations                                 -                  -            (5,694)             -               -         (5,694)

Net income (loss)                $      23,933      $       5,316     $       5,316  $     (25,958)  $     (34,565) $     (25,958)
                                 =============      =============     =============  =============   =============  =============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                  FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004
                                 (AS RESTATED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                     Centennial        Centennial                         Centennial                  Communications
                                     Puerto Rico        Cellular                        Communications                  Corp. and
                                  Operations Corp.  Operating Co. LLC  Non-Guarantors        Corp.      Eliminations   Subsidiaries
                                  ----------------  -----------------  --------------   --------------  ------------  --------------
OPERATING ACTIVITIES:

   Net (loss) income               $     23,933       $    5,316       $    5,316       $   (25,958)    $  (34,565)   $   (25,958)
   Less: loss from
     discontinued
     operations, net of tax                   -                -           (5,694)                -              -         (5,694)
                                   ------------       ----------       ----------       -----------     ----------    -----------
   Income (loss) from
     continuing operations               23,933            5,316           11,010           (25,958)       (34,565)       (20,264)
Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:

  Depreciation and
     amortization                        44,762                -           42,989                 -              -         87,751
  Noncash paid in
    kind interest                             -                -                -            13,997              -         13,997
  Minority interest in
    loss of subsidiaries                      -                -              408                 -              -            408
  Income from equity investments              -                -              (52)                -              -            (52)
  Equity in undistributed
    earnings of subsidiaries                              (5,316)         (23,933)           (5,316)        34,565              -
  Distribution received from
    equity investment                         -                -               14                 -              -             14
  Loss (gain) on disposition
    of assets                                53                -             (801)                -              -           (748)
  Changes in assets and
    liabilities, net of effects
    of acquisitions and dispositions
    and other                           (13,160)          (3,993)          97,676            (8,681)       (66,636)         5,206
                                     ------------       ----------       ----------     -----------     ----------    -----------
  Total adjustments                      31,655           (9,309)         116,301                 -        (32,071)       106,576
                                     ------------       ----------       ----------     -----------     ----------    -----------
   NET CASH PROVIDED BY
     (USED IN) OPERATING
     ACTIVITIES                          55,588           (3,993)         127,311           (25,958)       (66,636)        86,312
                                     ------------       ----------       ----------     -----------     ----------    -----------
INVESTING ACTIVITIES:

  Proceeds from disposition
    of assets, net of
    cash expenses                            -                -            2,442                  -              -          2,442
  Capital expenditures                 (42,073)               -          (52,902)                 -              -        (94,975)
                                   ------------       ----------       ----------       -----------     ----------    -----------
   NET CASH USED IN
     INVESTING ACTIVITIES              (42,073)               -          (50,460)                 -              -        (92,533)
                                  ------------       ----------       ----------        -----------     ----------    -----------
FINANCING ACTIVITIES:

  Proceeds from the
    issuance of long-term
    debt                               817,131          154,412          608,731                  -       (155,274)     1,425,000
  Repayment of debt                   (682,201)         (54,125)        (598,519)          (202,794)       155,274     (1,382,365)
  Debt issuance costs paid                   -                -          (48,158)                 -              -        (48,158)
  Proceeds from issuance of
    common stock (net of
    underwriting fees)                       -                -                -             34,663              -         34,663
  Proceeds from the exercise
    of employee stock options                -                -                -              1,005              -          1,005
  Proceeds from issuance of
    common stock under employee
    stock purchase plan                      -                -                -                390              -            390
  Cash (paid to) received from
    affiliates                        (164,076)         (96,294)           1,040            192,694         66,636              -
                                  ------------       ----------       ----------        -----------     ----------    -----------
   NET CASH (USED IN) PROVIDED
     BY FINANCING ACTIVITIES           (29,146)           3,993          (36,906)            25,958         66,636         30,535
                                  ------------       ----------       ----------        -----------     ----------    -----------
NET CASH USED IN
  DISCONTINUED OPERATIONS                    -                -           (2,960)                 -              -         (2,960)
                                  ------------       ----------       ----------        -----------     ----------    -----------
NET (DECREASE) INCREASE
  IN CASH AND CASH
  EQUIVALENTS                          (15,631)               -           36,985                  -              -         21,354

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                     36,572                -           28,921                  -              -         65,493
                                  ------------       ----------       ----------        -----------     ----------    -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                     $     20,941       $        -       $   65,906        $         -     $        -    $    86,847
                                  ============       ==========       ==========       ============     ==========    ===========



   NOTE 10. SUBSEQUENT EVENTS

      On March 1, 2005, the Company entered into an interest rate swap agreement (the "swap") to hedge variable interest rate risk on $250,000 of its $594,000 of variable interest rate term loans. The swap is effective as of March 31, 2005, for a term of two years and the fixed interest rate on the swap is 6.29%.

      In March 2005, the Company announced that it will redeem $40,000 of its 2008 Senior Subordinated Notes. The redemption will occur on or about April 25, 2005 at a redemption price of 103.583 percent. Following the redemption, $145,000 of the Company's 2008 Senior Subordinated Notes will remain outstanding.

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

      Provided below is a comparison of restated summarized quarterly financial data and summarized quarterly financial data as previously reported.

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                ------------------------------------       ------------------------------------
                                                FEBRUARY 29, 2004  FEBRUARY 29, 2004       FEBRUARY 29, 2004  FEBRUARY 29, 2004
                                                -----------------  -----------------       -----------------  -----------------
                                                 (AS REPORTED)(1)   (AS RESTATED)(1)        (AS REPORTED)(1)   (AS RESTATED)(1)
                                                -----------------  -----------------       -----------------  -----------------
Revenue                                            $  195,224        $   195,838              $  577,701         $  577,921
Operating income                                       48,852             49,668                 146,769            144,309
Income tax (benefit) expense                           (6,459)             6,416(2)              (13,778)            (2,789)(2)
Loss from continuing operations                       (27,854)           (14,299)                (28,948)           (20,264)
Loss per share from continuing operations:
    Basic                                          $    (0.27)       $     (0.14)             $    (0.29)        $    (0.21)
    Diluted                                        $    (0.27)       $     (0.14)             $    (0.29)        $    (0.21)

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

   NOTE 12. OTHER

      Puerto Rico Wireless Network Replacement and Upgrade

 On December 31, 2004, the Company entered into an agreement with Nortel Networks to replace and upgrade its wireless network in Puerto Rico and the U.S. Virgin Islands. Under the terms of the agreement, the Company has committed to purchase approximately $20,000 of new wireless products and services. As a result of this upgrade, the Company accelerated the depreciation on its existing wireless network equipment to be replaced that resulted in approximately $36,400 of incremental depreciation during the three and nine months ended February 28, 2005. The Company expects that additional incremental depreciation expense will be approximately $35,000 to $40,000 during the three months ended May 31, 2005. The upgrade is expected to be completed in the first quarter of fiscal 2006.

Wireless Network Equipment Useful Lives

The Company continually evaluates the reasonableness of its estimated useful lives, which are used to depreciate its long-lived assets. During the quarter ended February 28, 2005 as a result of the rate of migration of the Company's subscriber base from its TDMA (Time Division Multiple Access) network to its GSM (Global System for Mobile Communications) network in the United States consistently exceeding expectations, regulatory changes and other industry and technological developments, as well as the Puerto Rico wireless network replacement and upgrade described above, all of which took place during the third quarter, the Company undertook a detailed reassessment of the useful lives of certain of its U.S. and Caribbean wireless network assets. As a result of the outcome of this detailed assessment, which was implemented effective December 31, 2004, service lives were shortened from 10 years to 4 years in order to fully depreciate all TDMA equipment by the end of December 2008. Additionally, service lives were shortened from 10 years to 7 years for all GSM and CDMA (Code Division Multiple Access) equipment. The impact of these changes was an increase in depreciation expense of approximately $2,400 during the three and nine months ended February 28, 2005. As a result of these changes, the Company expects an increase in depreciation expense of approximately $4,500 to $5,500 during the fiscal year ended May 31, 2005.


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

   Management's Summary

      Our vision is to be the premier regional provider of telecommunications services, by tailoring the ultimate customer experience in the markets we serve.

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

      In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For both the three and nine months ended February 28, 2005, we derived approximately 85% of our Caribbean operations' revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission ("FCC") regulated commonwealth of the United States.

      The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three and nine months ended February 28, 2005, approximately 55% and 63%, respectively, of our wireless sales in the United States and Caribbean and substantially all of our broadband sales are made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that is, unique and valued by the customers in our various markets. Further, through our tailored approach, we target high quality (high average revenue per user or "ARPU") postpaid wireless customers in our U.S. and Puerto Rico operations.

      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three and nine-month periods ended February 28, 2005, we spent $14.5 million and $40.0 million, respectively, on capital expenditures in our U.S. wireless operations. Much of this investment was to upgrade our network to GSM (global system for mobile communications) technology in our Southeast cluster. We spent $17.3 million and $4.8 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three month period ended February 28, 2005 and $43.1 million and $17.8 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the nine month period ended February 28, 2005.

      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments -- see Note 8 to the Condensed Consolidated Financial Statements for reconciliation to the appropriate generally accepted accounting principles ("GAAP") measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

            -     Fiber route miles -- Caribbean broadband

            -     Switched access lines -- Caribbean broadband

            -     Dedicated access line equivalents -- Caribbean broadband

            -     On-net buildings -- Caribbean broadband

            -     Capital expenditures

      Gross postpaid and prepaid wireless additions represent the number of new subscribers we are able to add during the period. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth. We focus on postpaid customers in our U.S. and Puerto Rico operations.

      Net gain (loss) -- wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

      Revenue per average wireless customer (including roaming revenue), or ARPU, represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and profitable. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting, call forwarding and regulatory charges.

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

      Fiber route miles are the number of miles of fiber cable that we have laid. Fiber is installed to connect our equipment to our customer premises equipment. As a facilities based carrier, the number of fiber route miles is an indicator of the strength of our network, our coverage and our potential market opportunity.

      Switched access lines represent the amount of lines connected to our switching center and serving customers for incoming and outgoing calls. Growing our switched access lines is a fundamental element of our strategy. We monitor the trends in our switched access line growth against our forecast to be able to anticipate future operating performance. In addition, this measurement allows us to compute our current market penetration in the markets we serve.

      Dedicated access line equivalents represents the amount of Voice Grade Equivalent ("VGE") lines used to connect two end points. We monitor the trends in our dedicated service using VGE against our forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.

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

CRITICAL ACCOUNTING ESTIMATES

      The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

      We had 1,162,700 wireless subscribers at February 28, 2005 as compared to 1,023,500 at February 29, 2004, an increase of 14%. We had income from continuing operations for the three and nine months ended February 28, 2005 of $4.2 and $33.3 million, respectively, as compared to a loss from continuing operations of $14.3 and $20.3 million for the three and nine months ended February 29, 2004. Included in the results from continuing operations for the three and nine months ended February 28, 2005 was approximately $38.8 million of incremental depreciation and amortization expense resulting from the replacement and upgrade of our wireless network in Puerto Rico and the shortening of service lives of certain of our wireless network assets in the U.S. and Caribbean. Additionally, a tax benefit of $28.8 million is included in the results from continuing operations for the three months ended February 28, 2005. Basic and diluted earnings per share from continuing operations for the three and nine months ended February 28, 2005 were $0.04 and $0.32, respectively as compared to basic loss per share from continuing operations of $0.14 and $0.21 for the three and nine months ended February 29, 2004, respectively.

      In accordance with SFAS No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods - An Interpretation of APB Opinion No. 28," we recorded our tax expense from continuing operations for the quarter ended February 28, 2005 based on our projected annual worldwide effective tax rate of 8.1%. Our projected annual worldwide effective tax rate of 8.1% is affected by the following variables:

      1. book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized;

      2.    state taxes net of federal tax benefit;

      3.    tax benefit for losses generated in Puerto Rico; and

      4.    a decrease in tax contingency reserves.

      We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the three and nine months ended February 28, 2005 by $ 7,570, reflecting the reduction in exposure due to the expiration of the statute of limitations for the assessment of tax for the tax years ended May 31, 2001 and 2000.

   CONSOLIDATED OPERATIONS


                                          THREE MONTHS ENDED                               NINE MONTHS ENDED
                                      --------------------------                     --------------------------
                                      FEBRUARY 28,  FEBRUARY 29,                     FEBRUARY 28,  FEBRUARY 29,
(in thousands, except per share data)     2005         2004       $ CHANGE  % CHANGE     2005          2004     $ CHANGE % CHANGE
                                      ------------ ------------- ---------- -------- ------------ ------------- -------- --------
Operating income...................   $     19,495 $     49,668  $ (30,173)   (61)%  $    157,017 $    144,309  $ 12,708    9%
Income  (loss) from continuing
  operations.......................          4,231      (14,299)    18,530      *          33,274      (20,264)   53,538    *
Earnings (loss) per share from
continuing operations:
    Basic..........................           0.04        (0.14)      0.18      *            0.32        (0.21)     0.53    *
    Diluted........................           0.04        (0.14)      0.18      *            0.32        (0.21)     0.53    *

*  Percentage change not meaningful.

   U.S. WIRELESS OPERATIONS


                                          THREE MONTHS ENDED                               NINE MONTHS ENDED
                                      --------------------------                     --------------------------
                                      FEBRUARY 28,  FEBRUARY 29,                     FEBRUARY 28,  FEBRUARY 29,
(in thousands)                            2005         2004       $ CHANGE  % CHANGE     2005          2004     $ CHANGE % CHANGE
                                      ------------ ------------- ---------- -------- ------------ ------------- -------- --------
Revenue:
Service revenue...................    $     77,884 $      73,815 $   4,069      6%   $    243,737 $     219,108 $24,629    11%
Roaming revenue...................          13,776        11,978     1,798     15          40,128        41,659  (1,531)   (4)
Equipment sales...................           5,567         5,584       (17)     -          14,391        15,503  (1,112)   (7)
                                      ------------ ------------- ---------     --    ------------ ------------- -------    --
       Total revenue..............          97,227        91,377     5,850      6         298,256       276,270  21,986     8
                                      ------------ ------------- ---------     --    ------------ ------------- -------    --
Costs and expenses:
Cost of services..................          19,368        15,658     3,710     24          54,427        51,332   3,095     6
Cost of equipment sold............          14,420        10,226     4,194     41          37,618        35,506   2,112     6
Sales and marketing...............          10,651        11,607      (956)    (8)         33,973        35,082  (1,109)   (3)
General and administrative........          16,206        16,013       193      1          46,186        44,147   2,039     5
                                      ------------ ------------- ---------     --    ------------ ------------- -------    --
       Total costs and expenses...          60,645        53,504     7,141     13         172,204       166,067   6,137     4
                                      ------------ ------------- ---------     --    ------------ ------------- -------    --
Adjusted operating income (1).....    $     36,582 $      37,873 $  (1,291)    (3)%  $    126,052 $     110,203 $15,849    14%
                                      ------------ ------------- ---------     --    ------------ ------------- -------    --

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue. U.S. wireless service revenue increased in the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The increase in U.S. wireless service revenue was primarily due to increased ARPU. Contributing to the increase in ARPU during the three and nine months ended February 28, 2005, was $4.7 and $17.9 million of revenue, respectively, related to payments from the universal service fund ("USF"). Included in the $17.9 million is $5.5 million for prior periods for which the amount did not become known and realizability was not probable until the first quarter of fiscal 2005 with receipt of an FCC order.

      U.S. wireless roaming revenue increased for the three months ended February 28, 2005. This increase was primarily due to an increase in GSM roaming minutes as a result of our launch of GSM service in the Midwest cluster in November 2003 and the Southeast cluster in October 2004. U.S. wireless roaming revenue decreased for the nine months ended February 28, 2005. The decrease was primarily the result of lower average roaming rates per minute, partially offset by an increase in minutes of use. The Company does not expect long-term growth in roaming revenues, and anticipates that roaming revenues will remain a small percentage of consolidated revenues in future periods.

      Our U.S. wireless operations had approximately 544,400 and 548,900 subscribers at February 28, 2005 and February 29, 2004, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of February 28, 2005. During the twelve months ended February 28, 2005, increases from new activations of 156,900 were offset by subscriber cancellations of 161,400. The monthly postpaid churn rate was 2.3% for the three and nine months ended February 28, 2005, as compared to 2.1% and 2.0% for the same periods last year, respectively. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.

      Equipment sales decreased during the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004, due primarily to lower activations and to an increase in phones being provided free to customers in connection with new activations.

      U.S. wireless ARPU per month was $59 and $60 for the three and nine months ended February 28, 2005, respectively, as compared to $55 and $56 for the same periods a year ago, respectively. ARPU for the nine months ended February 28, 2005 includes $5.5 million of USF revenue related to prior quarters. ARPU excluding the $5.5 million of USF revenue was $59 and $59 for the three and nine months ended February 28, 2005, respectively. Average minutes of use per subscriber were 584 and 551 minutes per month for the three and nine months ended February 28, 2005, respectively, as compared to 449 and 432 minutes for the same periods last year, respectively. Wireless ARPU increased due to the Company's increased USF revenue during the three and nine months ended February 28, 2005.

      Costs and expenses. Cost of services increased during the three and nine months ended February 28, 2005, as compared to the same period last year. The increase for both the three and nine months was primarily due to an (i) increase in external and internal maintenance costs related to the Company's wireless GSM network, (ii) increase in incollect roaming cost which was driven by higher incollect minutes of use partially offset by lower incollect roaming rates and
(iii) increase in telephone service costs due to increased minutes used by our customers. Average incollect roaming costs per subscriber were $3 per month for the three and nine months ended February 28, 2005 as compared to $2 per month for the same periods a year ago.

      Cost of equipment sold increased for the three and nine months ended February 28, 2005, as compared to the same periods last year. The increase from the three month and nine month comparable periods was primarily due to an increase in phones used for customer retention, partially offset by a slight decrease in average cost per phone. The increase for the nine-month comparable period was also partially offset by lower activations.

      Sales and marketing expenses decreased for the three and nine months ended February 28, 2005 as compared to the same periods in the prior year, primarily due to decreased advertising and lower commissions as a result of lower activations.

      General and administrative expenses increased slightly for the three and nine months ended February 28, 2005, as compared to the same periods last year, primarily due to costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act, partially offset by a reduction in bad debt expense in the three month period.

      Adjusted operating income for the U.S. wireless operations decreased for the three months ended February 28, 2005, as compared to the same period in fiscal 2004. The decrease is primarily due to the aforementioned increases in cost of services and cost of equipment sold. Adjusted operating income for the U.S. wireless operations increased for the nine months ended February 28, 2005, as compared to the same period in fiscal 2004, primarily due to the receipt of an additional $17.9 million in USF support for the nine months ended February 28, 2005, as compared to the nine months ended February 29, 2004.

   CARIBBEAN WIRELESS OPERATIONS

                                           THREE MONTHS ENDED                              NINE MONTHS ENDED
                                      --------------------------                     --------------------------
                                      FEBRUARY  28, FEBRUARY 29,                     FEBRUARY 28,  FEBRUARY 29,
(in thousands)                            2005         2004       $ CHANGE  % CHANGE     2005          2004     $ CHANGE % CHANGE
                                      ------------ ------------- ---------- -------- ------------ ------------- -------- --------
Revenue:
Service revenue                       $     87,794 $      74,696 $  13,098     18%   $    250,554 $     217,667 $32,887     15%
Roaming revenue                                475           277       198     71           1,475         2,480  (1,005)   (41)
Equipment sales                              2,200         2,853      (653)   (23)          7,214         7,817    (603)    (8)
                                      ------------ ------------- ---------    ---    ------------ ------------- -------    ---
       Total revenue                        90,469        77,826    12,643     16         259,243       227,964  31,279     14
                                      ------------ ------------- ---------    ---    ------------ ------------- -------    ---
Costs and expenses:
Cost of services                            14,330        11,233     3,097     28          40,525        34,381   6,144     18
Cost of equipment sold                      10,552        11,710    (1,158)   (10)         31,047        29,974   1,073      4
Sales and marketing                         11,130         9,231     1,899     21          30,903        27,684   3,219     12
General and administrative                  18,547        17,314     1,233      7          54,677        47,142   7,535     16
                                      ------------ ------------- ---------    ---    ------------ ------------- -------    ---
        Total costs and expenses            54,559        49,488     5,071     10         157,152       139,181  17,971     13
                                      ------------ ------------- ---------    ---    ------------ ------------- -------    ---
Adjusted operating income (1)         $     35,910 $      28,338 $   7,572     27%   $    102,091 $      88,783 $13,308     15%
                                      ============ ============= =========    ===    ============ ============= =======    ===

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased for the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The increase in Caribbean wireless service revenue was primarily due to a greater average number of subscribers offset by a lower ARPU in the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The growth rate in service revenue was less than the growth in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic which generally have a lower ARPU, as well as to increased sales of lower ARPU companion plans in Puerto Rico.

      Our Caribbean wireless operations had approximately 618,300 subscribers at February 28, 2005, an increase of 30% from approximately 474,600 subscribers at February 29, 2004. During the twelve months ended February 28, 2005, increases from new activations of 372,000 were offset by subscriber cancellations of 228,300. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competitive factors and non-payment.

      The monthly postpaid churn rate decreased to 2.5% for the three months ended February 28, 2005, from 2.8% for the same period last year. The monthly postpaid churn rate was 2.4% for the nine-month periods ended February 28, 2005 and February 29, 2004. Our postpaid subscribers represented approximately 66% of our total Caribbean wireless subscribers for the three and nine months ended February 28, 2005, down from approximately 74% for the three and nine months ended February 29, 2004. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which has a higher percentage of prepaid customers.

      Caribbean wireless ARPU was $52 and $53 for the three and nine months ended February 28, 2005, as compared to $56 and $58 for the same periods last year, respectively. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, which generally have a lower ARPU than postpaid subscribers. In addition, the decrease in ARPU resulted from an increase in sales of companion rate plans, which generally have a lower ARPU, in Puerto Rico.

      Our subscribers used an average of 929 and 962 minutes of airtime per month during the three and nine months ended February 28, 2005, respectively, compared to 897 and 905 minutes per month during the three and nine months ended February 29, 2004, respectively. Our postpaid subscribers used an average of 1,293 and 1,274 minutes of airtime per month during the three and nine months ended February 28, 2005, respectively, as compared to 1,163 and 1,162 minutes of use per month during the three and nine months ended February 29, 2004, respectively.

      Costs and expenses. Cost of services increased during the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The increase was primarily due to costs associated with a larger subscriber base, including interconnection, tower site, utilities and salary expenses.

      Cost of equipment sold decreased during the three months ended February 28, 2005 while increasing for the nine months ended February 28, 2005 as compared to the same periods last year. The decrease for the three months ended February 28, 2005 was primarily due to a decrease in our average cost per phone. The increase for the nine months ended February 28, 2005 was primarily due to an increase in the number of phones used for upgrades and retention, partially offset by a decrease in our average cost per phone.

      Sales and marketing expenses increased during the three and nine months ended February 2005 as compared to the same periods last year. The increase was due to increases in compensation costs, advertising costs and agent commission expense as a result of growth in the subscriber base.

      General and administrative expenses increased during the three and nine months ended February 28, 2005 as compared to the same period in fiscal 2004. The increase was primarily due to increases in costs associated with the expanding subscriber base and costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act.

   CARIBBEAN BROADBAND OPERATIONS


                                          THREE MONTHS ENDED                               NINE MONTHS ENDED
                                      --------------------------                     --------------------------
                                      FEBRUARY 28,  FEBRUARY 29,                     FEBRUARY 28,  FEBRUARY 29,
(in thousands)                           2005          2004       $ CHANGE  % CHANGE     2005         2004      $ CHANGE % CHANGE
                                      ------------ ------------- ---------- -------- ------------ ------------- -------- --------
Revenue:
Switched revenue                      $     12,088 $       9,524 $   2,564     27%   $     35,234 $      27,732 $  7,502    27%
Dedicated revenue                           13,664        11,945     1,719     14          39,555        35,857    3,698    10
Wholesale termination revenue                4,041         6,191    (2,150)   (35)         17,196        13,585    3,611    27
Other revenue                                7,395         1,822     5,573    306          11,834         6,053    5,781    96
                                      ------------ ------------- ---------    ---    ------------ ------------- --------   ---
       Total revenue                        37,188        29,482     7,706     26         103,819        83,227   20,592    25
                                      ------------ ------------- ---------    ---    ------------ ------------- --------   ---
Costs and expenses:
Cost of services                            10,922        10,945       (23)     -          37,004        31,140    5,864    19
Cost of equipment sold                         301           115       186    162             849           338      511   151
Sales and marketing                          1,820         1,448       372     26           5,352         4,317    1,035    24
General and administrative                   5,723         4,872       851     17          16,488        15,106    1,382     9
                                      ------------ ------------- ---------    ---    ------------ ------------- --------   ---
        Total costs and expenses            18,766        17,380     1,386      8          59,693        50,901    8,792    17
                                      ------------ ------------- ---------    ---    ------------ ------------- --------   ---
Adjusted operating income (1)         $     18,422 $      12,102 $   6,320     52%   $     44,126 $      32,326 $ 11,800    37%
                                      ============ ============= =========    ===    ============ ============= ========   ===

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. Total Caribbean broadband revenue increased for the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. This increase was due to a 16% increase in total access lines and equivalents to 294,100 and an increase in inter-carrier compensation revenue for the three and nine months ended February 28, 2005 as well as an increase in wholesale termination revenue for the nine months ended February 28, 2005.

      Switched revenue increased for the three and nine months ended February 28, 2005, as compared to the same period last year. The increase was primarily due to a 23% increase in switched access lines to 59,200 as of the end of February 28, 2005 and a corresponding growth in minutes of use.

      Dedicated revenue increased for the three and nine months ended February 28, 2005, as compared to the same periods last year. The increase was primarily the result of a 14% growth in voice grade equivalent dedicated lines to 234,900 partially offset by a decrease in revenue per circuit.

      Wholesale termination revenue decreased for the three months ended February 28, 2005 while increasing for the nine months ended February 28, 2005 as compared to the same periods last year. Wholesale termination revenue represents service revenues we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The three month decrease was primarily due to a decrease in southbound minutes terminating in the Dominican Republic and Puerto Rico. The nine month increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic. The wholesale termination revenue has significantly lower gross margins than the switched and dedicated revenue.

      Other revenue increased for the three and nine months ended February 28, 2005 from the same periods last year. The increase was primarily due to an increase in inter-carrier compensation revenue of which, $2,502 related to prior fiscal years received from carriers in connection with various settlements.

      Costs and expenses. Cost of services increased during the nine months ended February 28, 2005, as compared to the same period last year. The increase was primarily due to an increase in access charges in the Dominican Republic, resulting from an increase in the number of international long distance minutes to the Dominican Republic that we terminate, partially offset by decreased termination expense in Puerto Rico. The decrease in Puerto Rico termination expense was primarily due to credits, of which $1,112 was related to prior fiscal years, received from a carrier in connection with a settlement of interconnection disputes.

      Sales and marketing expenses increased during the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The increase was primarily due to increased costs associated with growing the customer base.

      General and administrative expenses increased during the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004. The increase was primarily due to increases in costs associated with the expanding customer base and costs related to the Company's compliance with the provisions of the Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

   Weighted Average Debt Outstanding and Interest Expense


                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             ---------------------------             ---------------------------
                                             FEBRUARY 28,   FEBRUARY 29,             FEBRUARY 28,   FEBRUARY 29,
(in millions)                                    2005          2004         CHANGE      2005           2004         CHANGE
                                             ------------  -------------    ------   ------------  -------------    ------
Weighted Average Debt Outstanding........... $   1,725.1   $    1,721.8   $    3.3   $   1,729.3   $    1,737.0   $     7.7
Weighted Average Gross Interest Rate(1).....         8.8%           9.8%      (1.0%)         8.6%           9.6%       (1.0%)
Weighted Average Gross Interest Rate(2).....         8.4%           9.3%      (0.9%)         8.2%           9.1%       (0.9%)
Gross Interest Expense(1)................... $    38.061   $     42.000   $ (3.939)  $   112.098   $    125.283   $ (13.185)
Interest Income............................. $      .898   $       .111   $   .787   $     1.518   $       .385   $   1.133
                                             -----------   ------------   --------   -----------   ------------   ---------
Net Interest Expense........................ $    37.163   $     41.889   $ (4.726)  $   110.580   $    124.898   $ (14.318)
                                             ===========   ============   ========   ===========   ============   =========

(1) Including amortization of debt issuance costs

(2) Excluding amortization of debt issuance costs

      The $4.7 million and $14.3 million decrease in net interest expense for the three and nine months ended February 28, 2005, respectively, resulted primarily from a lower weighted average interest rate of approximately 1.0% which resulted from the Company's Debt Refinancing described below.

      At February 28, 2005, we had total liquidity of $311.4 million, consisting of cash and cash equivalents totaling $161.8 million and approximately $149.6 million available under our revolving credit facility.

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

      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million of which $594.0 million remained outstanding at February 28, 2005 and which requires aggregate principal payments of $6.0 million in each of the fiscal years ended 2005, 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six -year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At February 28, 2005, $149.6 million was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

      On February 10, 2005, we amended our New Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate ("LIBOR") spread from 2.75% to 2.25%.

      Under the terms of the New Senior Secured Credit Facility, as amended on February 10, 2005, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 2.21% as of February 28, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. In connection with the Debt Refinancing, we repurchased or redeemed $70.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson and Stowe ("Welsh Carson"), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $34.9 million, or 49.9%, of the $70.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. Additionally, on January 27, 2005, we redeemed an additional $115.0 million aggregate principal amount of such notes. Approximately $59.6 million, or 51.8 %, of the $115.0 million of the 2008 Senior Subordinated Notes redeemed were owned by the affiliate of Welsh Carson. As of February 28, 2005, $185 million of the 2008 Senior Subordinated Notes are still outstanding, of which, approximately $95.0 million remain held by the affiliate of Welsh Carson. In March 2005, we announced that we will redeem $40.0 million of our 2008 Senior Subordinated Notes. The redemption will occur on or about April 25, 2005, at a redemption price of 103.583 percent. Following the redemption, $145.0 million of our 2008 Senior Subordinated Notes will remain outstanding.

      In 1999, we issued the Mezzanine Debt, which was held by an affiliate of Welsh Carson. The issuance was allocated $157.5 million to debt and $22.5 million to equity. The difference between the face value of the Mezzanine Debt and the amount allocated to debt was being amortized or accreted over the term of the Mezzanine Debt. On November 10, 2003, proceeds of $36.8 million from our equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197.3 million from the Debt Refinancing were used to repurchase all of our remaining outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of February 28, 2005, we had repaid the Mezzanine Debt in full.

      Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at February 28, 2005.

      For the three months ended February 28, 2005, fixed charges exceeded earnings by $23.6 million and for the nine months ended February 28, 2005, the ratio of earnings to fixed charges was 1.31. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

      As of February 28, 2005, we had approximately $609.4 million of property, plant and equipment, net, placed in service. Capital expenditures for the U.S. wireless operations were $14.5 million and $40.0 million, representing 39.5% and 39.7% of total capital expenditures, for the three and nine month period ended February 28, 2005, respectively. These expenditures were to expand the coverage areas and upgrade our cell sites, as well as our call switching equipment of existing wireless properties and the deployment of our GSM/GPRS network in each of our cell sites in our Southeast cluster as well as the build out of our newly acquired spectrum in Grand Rapids and Lansing Michigan. Capital expenditures for the Caribbean wireless operations were $17.3 and $43.1 million, representing 47.3% and 42.7% of total capital expenditures for the three and nine months ended February 28, 2005, respectively. These expenditures were to add capacity and services and to continue the development and expansion of our Caribbean wireless systems and to replace and upgrade our Puerto Rico Wireless and U.S. Virgin Islands Network. Capital expenditures for the Caribbean broadband operations were $4.8 million and $17.8 million, representing 13.2% and 17.6% of total capital expenditures for the three and nine months ended February 28, 2005, respectively. These expenditures were to continue the expansion of our Caribbean Broadband network infrastructure. During fiscal 2005, we anticipate capital expenditures of approximately $170.0 million, which includes funding for a network upgrade in Puerto Rico as well as the build out of the Grand Rapids and Lansing, Michigan markets.

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

      On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.6 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.6 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

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

      In February 2005, the Federal Communication Commission's auction of broadband PCS licenses ended and we were the highest bidder for the 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license is $0.9 million and we expect to close on the purchase during the fourth quarter of the fiscal year ended May 31, 2005.

   COMMITMENTS AND CONTINGENCIES

      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 28, 2005, 37,613,079 shares remain available for issuance under the shelf.

      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our controlling stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of February 28, 2005, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

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

      In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of February 28, 2005, we have paid approximately $10.2 million in connection with this agreement.

      In December 2004, we entered into an agreement with Nortel Networks to upgrade our wireless network equipment in Puerto Rico and the U.S. Virgin Islands. We have committed to purchase approximately $20.0 million of equipment and services under the agreement. As of February 28, 2005, we have paid approximately $5.8 million in connection with this agreement.

      The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 28, 2005 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.


                                                                 LESS THAN                             AFTER 5
CONTRACTUAL OBLIGATIONS                                TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS      YEARS
-----------------------                            -----------   ---------   ---------   ---------   -----------
Long-term debt obligations......................   $ 1,657,695   $   5,764   $  11,779   $ 197,476   $ 1,442,676
Operating leases obligations (1)................       103,745      11,813      17,807      11,831        62,294
Purchase obligations............................        78,712      19,368      20,878      21,665        16,801
                                                   -----------   ---------   ---------   ---------   -----------
Total contractual cash obligations..............     1,840,152      36,945      50,464     230,972     1,521,771
                                                   -----------   ---------   ---------   ---------   -----------
Sublessor agreements (1)........................         1,893         681         855         357             -
                                                   -----------   ---------   ---------   ---------   -----------
  Net...........................................   $ 1,838,259   $  36,264   $  49,609   $ 230,615   $ 1,521,771
                                                   ===========   =========   =========   =========   ===========

(1) Represents our commitments associated with operating leases as of May 31, 2004.

   SUBSEQUENT EVENTS

      On March 1, 2005, we entered into an interest rate swap agreement (the "swap") to hedge variable interest rate risk on $250.0 million of our $594.0 million of variable interest rate term loans. The swap is effective as of March 31, 2005, for a term of two years and the fixed interest rate on the swap is 6.29%.

      In March 2005, we announced that we will redeem $40.0 million of our 2008 Senior Subordinated Notes. The redemption will occur on or about April 25, 2005, at a redemption price of 103.583 percent. Following the redemption, $145.0 million of our 2008 Senior Subordinated Notes will remain outstanding.

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

      - our ability to attract new wireless subscribers in Grand Rapids and Lansing, Michigan;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to market risks due to fluctuations in interest rates. Approximately $594.0 million of our long-term debt has variable interest rates. We were not party to any interest rate swap or collar agreements as of February 28, 2005. On March 1, 2005, we entered into an interest rate swap agreement to hedge variable interest rate risk on $250.0 million of our $594.0 million variable interest rate term loans. The swap is effective as of March 31, 2005, for a term of two years and the fixed interest rate on the swap is 6.29%.

      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2005:


                                         FISCAL YEAR ENDED
                               ---------------------------------------
                               FEBRUARY  FEBRUARY  FEBRUARY  FEBRUARY   FEBRUARY
                               28, 2006  28, 2007  29, 2008  28, 2009   28, 2010  THEREAFTER     TOTAL     FAIR VALUE
                               --------  --------  --------  --------   --------  ----------     -----     ----------
                                                                (IN THOUSANDS)
Long-term debt:
  Fixed rate                   $  (236)  $  (171)  $   (50)  $185,157   $   319   $ 878,676   $1,063,695   $1,162,008
  Average fixed interest rate     10.9%     10.3%     10.0%      10.8%     10.0%        9.4%         9.6%          --
  Variable rate                $ 6,000   $ 6,000   $ 6,000   $  6,000   $ 6,000     564,000   $  594,000   $  594,000
  Average variable interest
    rate(1)                        4.3%      4.6%      4.8%       5.0%      5.2%        5.4%         5.4%          --

(1) Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.

      We have variable rate debt that at February 28, 2005 and February 29, 2004 had outstanding balances of $594.0 million and $600.0 million, respectively. The fair value of such debt approximates the carrying value at February 28, 2005. Based on our unhedged variable rate obligations outstanding at February 28, 2005 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

      As discussed in Note 11 to the Condensed Consolidated Financial Statements, we restated certain of our consolidated financial statements presented in this Form 10-Q.

      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2005.

      There was no change in our internal control over financial reporting during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

      We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. The decision of the court with respect to certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against us in the United States District Court for the District of Puerto Rico. The complaint alleges that we breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30.0 million. The complaint seeks specific performance of the letter of intent or not less than $15.0 million in damages. We do not believe that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

April 07, 2005

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

                                                /s/ Francis P. Hunt
                                                -------------------------------
                                                Francis P. Hunt
                                                Sr. Vice President-Controller
                                                (Chief Accounting Officer)