Form 10-K
period 2005-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-08-11
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
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
Common Stock, par value $.01 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☑     No     ☐
      The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq National Market on November 30, 2004 of $6.61 per share, was $149,175,372. As of August 5, 2005, there were 104,172,007 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
      Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants and consequences of default contained in our financing arrangements, which place limitations on how we conduct business;

•	our ability to attract subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan;

•	market prices for the products and services we offer may continue to decline in the future;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	the effect on our business of wireless local number portability, which permits the wireless phone numbers that we allocate to our customers to be portable when our customers switch to another carrier;

•	our ability to successfully deploy and deliver wireless data services to our customers;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

(iii)

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

•	the effects of governmental regulation of the telecommunications industry, including changes in the level of support provided to us by the Universal Service Fund;

•	fluctuations in currency values related to our Dominican Republic operations;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the control of us retained by some of our stockholders and anti-takeover provisions.
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
      When we say “fiscal 2002,” we mean our fiscal year, which began June 1, 2001, and ended May 31, 2002. When we say “fiscal 2003,” we mean our fiscal year, which began June 1, 2002, and ended May 31, 2003. When we say “fiscal 2004,” we mean our fiscal year, which began June 1, 2003, and ended May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year, which began June 1, 2004, and ended May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year, which began June 1, 2005, and will end May 31, 2006.
      The term “Pops” refers to the population of a market derived from the 2004 Claritas, Inc. database for our U.S. service areas, the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas and the Central Intelligence Agency World Fact Book for our Dominican Republic service area.

(iv)

The term “Net Pops” refers to a market’s Pops multiplied by the percentage interest, as of May 31, 2005, that we own in an entity licensed to construct or operate a wireless telephone system in that market.
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
Overview
      We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.2 million wireless customers and approximately 300,000 access line equivalents in markets covering approximately 19.8 million Net Pops in the United States (“U.S.”) and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe our tailored approach to serving local markets and our local scale and knowledge have led to a strong track record of success.
      Below are some key statistics regarding our business:

•	approximately 1,244,800 wireless subscribers and 299,100 access line equivalents at the end of fiscal 2005.

•	revenue of $882.4 million for fiscal 2005, an increase of 13.0% from fiscal 2004.

•	capital expenditures of $170.7 million in fiscal 2005, as compared to $127.7 million in fiscal 2004.
Significant Events During Fiscal 2005

•	In October 2004, we acquired 10 MHz of spectrum from AT&T Wireless covering an aggregate of 4.1 million Pops contiguous to our existing footprint in Michigan and Indiana for $19.5 million. Simultaneously, we sold certain of the licenses we acquired from AT&T Wireless to Verizon Wireless for $24.0 million in cash. The net effect of both transactions was approximately 2.2 million Pops acquired and $4.5 million cash received.

•	In November 2004, we completed the overlay of our U.S. wireless Southeast cluster to GSM (global system for mobile communications)/ GPRS (general packet radio service) technology. Currently, 100% of our cell sites in our U.S. wireless operations have been upgraded to GSM/ GPRS technology.

•	In December 2004, we sold our cable television operations in Puerto Rico for approximately $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million.

•	During the year, we redeemed $155.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes due 2008, leaving $145.0 million principal amount of notes currently outstanding.

•	In February 2005, we amended our senior secured credit facility, lowering the interest rate on term loan borrowings by 50 basis points through a reduction in the LIBOR spread from 2.75% to 2.25%.

•	In May 2005, we launched wireless services in Grand Rapids and Lansing, Michigan, new markets that cover approximately 1.4 million Pops and are contiguous to our existing footprint.

•	In July 2005, we completed the replacement and upgrade of our wireless network in Puerto Rico and the U.S. Virgin Islands to 100% 3G technology. The upgrade is expected to improve network performance and quality.
      We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com, www.centennialpr.com and www.centennialrd.com.

      We make available free of charge on or through the investor relations portion of our website at www.centennialwireless.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission.
Our Operations

U.S. Wireless
      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. At May 31, 2005, we had approximately 586,000 wireless subscribers, including approximately 39,300 wholesale subscribers. Our clusters are comprised of small cities and rural areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand image and strong local market presence within our service areas. Further, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. We market our services in the U.S. under the name Centennial Wireless.
      We have long-term roaming agreements with many wireless carriers, the most significant of which are with Cingular Wireless and AT&T Wireless (which was recently acquired by Cingular Wireless). These roaming agreements enable us to offer regional and nationwide plans at attractive rates. Our U.S. wireless roaming revenue for fiscal 2005 was $56.8 million, or 6.4% of our consolidated revenue. We own 25 MHz of spectrum in the 850 MHz frequency band in 30 U.S. wireless markets covering approximately 6.1 million Pops. We believe our 850 MHz cellular spectrum, which has favorable transmission characteristics provides us with a strategic advantage over the personal communications service or, PCS, operators in our markets.
      During the past year, we acquired 10 MHz of spectrum in the 1900 MHz frequency band covering approximately 2.5 million Pops contiguous to our exiting footprint in Michigan and Indiana. We launched wireless services in the Grand Rapids and Lansing, Michigan markets with GSM/ GPRS technology in May 2005. These markets represent approximately 1.4 million Pops and bridge the gap in our Midwest cluster. We believe these new markets significantly improve our overall footprint and will enable us to better market our products and services to more of our existing footprint while simultaneously lowering our roaming costs.
      Our network currently employs analog technology, TDMA (time division multiple access) digital technology and GSM technology that supports GPRS advanced data technology. GSM/ GPRS aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in November 2004. GSM service is currently available at 100% of our U.S. wireless cell sites and allows for greater functionality of phones and greater network efficiency.

Caribbean Region
      In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. We derived approximately 84% of our Caribbean revenue for fiscal 2005 from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission, or FCC, regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest U.S. wireless market in terms of population.
      Caribbean Wireless. Our Caribbean wireless operations cover a population of approximately 13.0 million and serve Puerto Rico, the Dominican Republic and the U.S. Virgin Islands using the same digital technology, called CDMA (code division multiple access) 1XRTT or “CDMA”. We launched wireless services in Puerto Rico in December 1996, in the Dominican Republic in October 2000 and in the U.S. Virgin Islands in June 2001.
      We believe wireless telecommunications services are continuing to experience significant growth in our Caribbean operating region due to lower wireless penetration and lower wireline teledensity as compared to the

United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services with wireless services. This is evidenced by a 9.6% increase in our postpaid minutes of usage per month from 1,174 minutes for fiscal 2004 to 1,287 minutes for fiscal 2005. This compares to an average of approximately 625 postpaid minutes per month for wireless subscribers in the United States for the six months ended December 31, 2004, according to the Cellular Telecommunications and Internet Association, or CTIA. For this reason, in Puerto Rico, we focus on intensive postpaid users of service generating higher ARPUs (total monthly revenue per wireless subscriber, including roaming revenue).
      We provide wireless services in Puerto Rico pursuant to a 30 MHz license in the 1900 MHz frequency band that also covers the U.S. Virgin Islands. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which links our markets to the United States and decreases our marginal network costs. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. This new network will improve our network reliability and performance and lower operating and capital expenditures in the future. We are in the process of rolling out new wireless high-speed data services (Evolution Data Optimized, or EV-DO) in Puerto Rico. EV-DO services will provide a broadband-like wireless data experience with peak speeds of up to 2.4 Mbps and will provide faster downloading when accessing the Internet and retrieving e-mail, including large attachments and other bandwidth-intensive applications. We market our services in Puerto Rico under the name Centennial de Puerto Rico.
      In the Dominican Republic, we own 100% of the preferred stock and 80% of the common stock of All America Cables and Radio, Inc., our Dominican Republic subsidiary, which operates under the name “Centennial Dominicana” and holds a 30 MHz license at the 1900 MHz frequency band. During fiscal 2005, we increased our wireless coverage and distribution channels, which led to a significant increase in subscribers during the year. Our Dominican Republic wireless business has successfully focused on marketing a mix of prepaid and hybrid (having elements of both postpaid and prepaid) plans for which the customer acquisition costs are lower, thereby enabling us to service these customers profitably.
      Caribbean Broadband. Our Caribbean broadband business includes wireline operations in Puerto Rico and the Dominican Republic. We launched broadband services in Puerto Rico in August 1997 and in the Dominican Republic in April 2000.
      In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive local exchange carrier, or CLEC, on the island. We provide a broad range of services, including switched voice, private line services, voice over internet protocol (VOIP), international long distance, data, toll-free and Internet-related services, to business and residential customers over our own fiber-optic (terrestrial and undersea) and microwave network. On the retail side, we provide switched voice and high capacity data and IP solutions to large and medium enterprise customers. On the wholesale side, we provide connectivity between the cell sites and switching equipment for most of the wireless carriers in Puerto Rico, backhaul capacity for the long distance carriers and provide services to Internet Service Providers, or ISP’s. We also provide the backhaul for one of the cable television companies in Puerto Rico’s VOIP offering and the internet backbone for another cable provider on the island. We focus on large and medium businesses and deliver a full suite of connectivity solutions to enterprise and telecommunications carrier customers, including America Online, Inc., Hyatt, Citigroup, Sprint, Cisco Systems, Inc., Hewlett-Packard Company, Lucent Technologies Inc., Microsoft Corporation, Pfizer Inc., the Procter & Gamble Company, the University of Puerto Rico, Walmart, and Schering-Plough.
      In the Dominican Republic, we have constructed a terrestrial fiber-optic network and offer broadband services in Santo Domingo, the country’s capital. Currently, the majority of our broadband revenue in the Dominican Republic is derived from terminating the long-distance traffic of other carriers originating in the United States.
      To complement our terrestrial fiber-optic networks, we own significant undersea fiber-optic capacity connecting key markets in the Caribbean with our international gateway switch in Miami, Florida. This extensive fiber network allows us to offer customers with operations in our Caribbean service area low-cost, high-quality, end-to-end broadband solutions. For example, we provide America Online, Inc. with telecom-

munications services to enable it to bring its Internet services to Puerto Rico. We are constructing a new undersea cable between Puerto Rico and St. Croix, U.S. Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with our existing undersea capacity and terminate in the United States.
Competitive Strengths
      Focused on Fastest Growing Segments of Telecom Industry. The wireless industry is one of the fastest growing segments of the telecom sector. During fiscal 2005, approximately 85% of our revenue was derived from our wireless business. The remaining 15% of our revenue was generated primarily by our growing and profitable fiber-optic-based enterprise and carrier services broadband business in the Caribbean.
      Operate in Attractive Markets with Geographic Focus. We believe the Caribbean is an extremely attractive region in which to operate telecommunications businesses. Puerto Rico and the Dominican Republic are large, politically stable markets with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services. The wireless penetration rates for 2004 for Puerto Rico and the Dominican Republic were 46% and 29%, respectively, as compared to 61% for the United States according to CTIA, the Instituto Dominicano de las Telecomunicaciones and Pyramid Research for the United States, Dominican Republic and Puerto Rico, respectively.
      We estimate that Puerto Rico and the Dominican Republic are an approximately $4 billion telecom market. We have established wireline and wireless operations in each of these markets and believe we are well positioned to expand these operations and capture additional market share. In addition, we believe that we are able to give our geographic markets more focused attention than the national and multinational telecommunications operators with whom we compete. Generally, our markets are not large enough to be of critical importance to national and global competitors, which we believe permits us to provide superior customer service and tailored service offerings to these specific regions and customers.
      Competitive Advantage Through Our Owned Fiber-Optic Network in the Caribbean. In Puerto Rico, we are the only significant fiber-based CLEC on the island. Our extensive terrestrial fiber-optic network supports all of our services in the Caribbean and, along with the purchased capacity we have on undersea fiber-optic cables, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. This fiber network offers major competitive advantages over the incumbent Puerto Rico Telephone Company (“PRTC”), which in certain areas operates a legacy copper network, in terms of cost, reliability, bandwidth speeds and variety of services offered. Our broadband and wireless businesses share network and business infrastructure, including our fiber-optic and microwave networks, switching equipment and back-office functions, which we believe enables us to transmit traffic more cheaply than some of our competitors who do not own broadband networks. We capitalize on this advantage by serving intensive users of telecommunications services. Our wireless and broadband assets also permit us to offer our customers packages of bundled service offerings, such as wireless voice, internet and plain old telephone service.
      High Quality Network. We believe that the quality and coverage of our network contributes to our high customer retention. Our monthly postpaid churn rate was 2.1% and 2.4% for our U.S. wireless and Caribbean wireless operations, respectively, for fiscal 2005. During fiscal 2005, we significantly improved the quality of our networks. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. This new network will improve our network reliability and performance and lower operating and capital expenditures in the future. We made a similar upgrade to our wireless network in the Dominican Republic during fiscal 2004. Further, in the United States, during fiscal 2005, we completed an overlay of GSM/ GPRS technology at 100% of our cell sites. The primary benefits of GSM/ GPRS technology are better network capabilities and a superior selection of handsets in terms of price, functionality and style.
      Extensive Direct Distribution. Approximately 96% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales are made through our own employees. We believe this extensive company-owned distribution network, consisting of 86 stores and 121 kiosks and over 1,000 sales associates as of May 31, 2005, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels. We believe this enhanced customer experience creates a loyal customer base, strong brand name recognition in our markets and a high-quality installed base of customers. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.
      Established Operating History with Strong Management Team and Equity Investors. We began offering wireless services in the United States in 1988 and launched services in the Caribbean in 1996. During that time, we have significantly grown each of our businesses and have developed a proven sales and service philosophy that is tailored to each of our local markets. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360° Communications Company, Bell Atlantic Corporation (now Verizon Communications Inc.), BellSouth and Millicom International Cellular S.A. Welsh, Carson, Anderson & Stowe, or Welsh Carson, and The Blackstone Group, leading private equity investors, are our controlling stockholders.
Business Strategy
      Improve U.S. Wireless Competitive Position. In May 2005, we launched new markets in Grand Rapids and Lansing, Michigan contiguous to our existing footprint. These markets cover approximately 1.4 million Pops. We believe this measured expansion will improve our footprint and competitive position in our Midwest cluster by enabling us to better market our services to more of our existing footprint, while simultaneously expanding our footprint to key markets in Michigan. We expect the expanded footprint will also lower our roaming costs by increasing the percentage of on-network minutes used by our customers. As a result of recent spectrum acquisitions, we also have additional, unbuilt contiguous spectrum in our Midwest cluster covering approximately 1.0 million Pops.
      Continue to Build Our Brand. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe brand development is essential in the increasingly competitive telecommunications marketplace. Our brand emphasizes a superior customer experience by providing a quality network, pleasant, hassle-free point of sales experience and effective customer service. As a regional telecommunications provider, we believe we are able to more effectively tailor our brand to the three wireless markets we serve: “Trusted Advisor” and “Blue-Shirt Promise” in the United States and “En Confianza” in Puerto Rico and the Dominican Republic. We believe the success of our brand-building efforts is reflected in our level of postpaid churn of 2.1% and 2.4% in our U.S. and Caribbean wireless markets, respectively, for fiscal 2005.
      Leverage Wireless and Wireline Assets in Puerto Rico. We are in the process of integrating our wireless and wireline businesses in Puerto Rico into two new units — business and consumer. We believe this change will help us better serve the needs of our customers, particularly our enterprise customers, and will allow us to better leverage the meaningful synergies of our fiber and wireless assets. We believe there is an untapped selling opportunity to market our wireless services to our loyal base of corporate broadband customers. We believe that our unique combination of both wireless and wireline assets in Puerto Rico position us well to leverage these assets and customer relationships to capture a greater share of wallet and lower the churn of our business customers.
      Develop and Promote Wireless Data Offerings. Wireless data is among the fastest growing areas of the mobile telecommunications industry. We have upgraded our networks to take advantage of this growth area and have begun offering a range of messaging services to our customers including text messaging, picture messaging and multimedia messaging. In addition, our customers can access the Internet directly from their handsets and can download a variety of games, ring tones and other applications. In Puerto Rico, we are deploying EV-DO technology which will provide a broadband-like wireless data experience with peak speeds of up to 2.4 Mbps and will provide faster downloading when accessing the Internet and retrieving e-mail. We also expect to launch wireless e-mail services in Puerto Rico during early fiscal 2006. We expect to leverage our local scale and market intelligence to appropriately tailor our data offerings to our local markets.

Wireless Telephone Markets and Interests
      The chart below sets forth information regarding our wireless operations as of May 31, 2005, based on data obtained from 2004 Claritas, Inc. estimates with respect to our U.S. service areas, the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas and the Central Intelligence Agency World Fact Book for our Dominican Republic service area. Those U.S. wireless telephone systems and the investment interests which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs. The 10 MHz licenses are all in Metro Trading Areas, or MTAs, and were acquired during fiscal 2005.
      As of May 31, 2005, our Caribbean wireless and U.S. wireless operations had 1,244,800 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	MHz

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25 MHz
Cass, MI	100.0%	308,100	308,100	25 MHz
Newaygo, MI	100.0%	262,500	262,500	25 MHz
Battle Creek, MI*	100.0%	197,100	197,100	25 MHz
Benton Harbor, MI*	100.0%	162,200	162,200	25 MHz
Jackson, MI*	100.0%	162,500	162,500	25 MHz
Roscommon, MI	100.0%	150,700	150,700	25 MHz
Allegan, MI	100.0%	111,600	111,600	25 MHz
Grand Rapids, MI	100.0%	846,000	846,000	10 MHz
Lansing, MI	100.0%	521,200	521,200	10 MHz
Muskegan, MI	100.0%	230,100	230,100	10 MHz
Saginaw-Bay City, MI	100.0%	404,000	404,000	10 MHz
South Bend, IN*	100.0%	314,900	314,900	25 MHz
Richmond, IN	100.0%	218,500	218,500	25 MHz
Newton, IN	100.0%	217,500	217,500	25 MHz
Elkhart-Goshen, IN*	91.7%	188,800	173,100	25 MHz
Williams, OH	100.0%	127,200	127,200	25 MHz
Fort Wayne, IN*	100.0%	476,100	476,100	25 MHz
Miami, IN	100.0%	186,500	186,500	25 MHz
Kosciusko, IN	100.0%	192,100	192,100	25 MHz
Huntington, IN	100.0%	145,300	145,300	25 MHz
Kokomo, IN*	100.0%	101,400	101,400	25 MHz
Muncie, IN	100.0%	117,700	117,700	10 MHz
Anderson, IN	100.0%	131,500	131,500	10 MHz
Lafayette, IN(1)	100.0%	280,800	280,800	10 MHz

Midwest Cluster Subtotal		6,375,800	6,360,100

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25 MHz
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25 MHz

Markets	Ownership	Pops	Net Pops	MHz

Lafayette, LA*	95.0%	246,100	233,700	25 MHz
West Feliciana, LA	100.0%	194,700	194,700	25 MHz
Claiborne, MS	100.0%	158,900	158,900	25 MHz
Alexandria, LA*	100.0%	146,400	146,400	25 MHz
Iberville, LA	100.0%	159,100	159,100	25 MHz
DeSoto, LA	100.0%	112,700	112,700	25 MHz
Copiah, MS	100.0%	123,600	123,600	25 MHz
Bastrop, LA	100.0%	80,800	80,800	25 MHz
Caldwell, LA	100.0%	72,200	72,200	25 MHz
Lake Charles, LA*	100.0%	183,900	183,900	25 MHz

Southeast Cluster Subtotal		2,264,400	2,252,000

Total U.S. Wireless Telephone Systems		8,640,200	8,612,100

Caribbean Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30 MHz
Dominican Republic Wireless Telephone System	80.0%	8,950,000	7,160,000	30 MHz

Total Caribbean Wireless Telephone Systems		12,953,500	11,163,500

Investment Interests
Lawrence, PA	14.3%	210,600	30,100
Del Norte, CA	6.9%	212,500	14,700

Total Investment Interests		423,100	44,800

Total U.S. Wireless Telephone Systems, Caribbean Wireless Telephone Systems and Investment Interests		22,016,800	19,820,400

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.
Products and Services
      Wireless. The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. In the United States and Puerto Rico we offer primarily postpaid and, to a lesser extent, prepaid wireless services. In the Dominican Republic, we focus more on prepaid customers where the relatively modest cost to acquire a new customer make a prepaid offering more profitable. Other value-added services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. Depending on the market, we also offer our customers various messaging services, including messaging, picture messaging and multi-messaging services. In addition, our customers can access the Internet directly from their handsets and we offer our customers the ability to download games, ring tones and other applications. In Puerto Rico, we are deploying EV-DO technology. EV-DO services will provide a broadband-like wireless data experience with peak speeds of up to 2.4 Mbps and will provide faster downloading when accessing the Internet and retrieving e-mail. We also launched wireless e-mail services in Puerto Rico during early fiscal 2006.
      We offer our wireless customers a variety of handsets employing TDMA and GSM/ GPRS technology in the United States and CDMA technology in the Caribbean. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology that is supportable on our network and a variety of rate plans designed to meet the varied needs of our customers, including Lifeline/ Link-Up plans to qualifying low-income customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ digital or analog networks. We offer handsets primarily from Nokia, Motorola, Sony Ericsson, LG and Samsung.
      Broadband. In our Puerto Rico and Dominican Republic service areas, we offer a broad range of communications services including ATM (asynchronous transfer mode), frame relay, Wi-Fi, gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, dial-up Internet access and private line services. All services are provided over our own fiber-optic and microwave network. We also offer our customers multiple types of data center services, including server and storage collocation, web hosting and managed services. Most of these services are an extension of our core network and transport products.
Roaming
      A significant amount of our revenue is generated from roaming. We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. As part of these agreements, we also significantly reduced the cost per minute we pay other carriers when our subscribers are roaming on their networks. Our roaming revenue in fiscal 2005 was $58.7 million, or 6.7% of our consolidated revenue, of which $56.8 million was generated from our U.S. Wireless operations. While roaming has been an important part of our revenue in the past, we have placed more emphasis on building our wireless retail business and believe that roaming revenues will decline over the long term.
Sales and Marketing
      In the United States we market our services and products under the name “Centennial Wireless.” In Puerto Rico, we market our wireless services and products under the name “Centennial de Puerto Rico,” and our broadband business under the name “Centennial Business Solutions.” In the Dominican Republic, we market our services and products under the name “Centennial Dominicana.” Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. Our sales and marketing strategy incorporates this vision. We manage our businesses at the local level and tailor our strategies to meet and respond to local needs. We have enhanced our “Trusted Advisor” brand message in the United States to differentiate and communicate value based on our customer service advantage. We communicate this value through the services we provide customers, which we have branded our “Blue Shirt Promises.” In Puerto Rico and the Dominican Republic we utilize a branding campaign named “En Confianza.” Each of these branding initiatives is designed to convey our strategy based on delivering superior customer service.
      Our marketing objective is to increase our customer base, increase revenue and reduce subscriber cancellations. Our current marketing strategy is to establish a strong local presence in each of our markets. We target customers who are likely to generate higher monthly revenue and low churn rates. In marketing our services, we stress our superior sales and customer service, our quality wireless network, competitive prices, technologically advanced features and the local presence of our sales and customer service representatives and technical staff. In both the United States and Puerto Rico, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed serving areas, which keeps a significant portion of the minutes of use on our own network. We also offer regional and nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of Cingular, T-Mobile and various other national and regional carriers.

      As of May 31, 2005, we operated 119 retail outlets in the United States and 88 retail outlets in Puerto Rico, consisting of retail stores and kiosks. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in most major shopping centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.
      In both our U.S. and Puerto Rico wireless operations, we use both our own internal sales force and, to a lesser extent, independent agents and dealers to obtain customers for our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. As of May 31, 2005, we had an internal wireless sales force of approximately 580 in the United States and 459 in Puerto Rico. These employees are generally paid a base pay plus commissions. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber’s contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid solely on a commission basis. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.
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
      Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. Until technological limitations on maximum capacity are approached, additional wireless telephone system capacity can normally be added in increments that closely match demand after the initial construction phase is complete. We use analog along with TDMA and GSM/ GPRS technology in our U.S. wireless markets and CDMA technology in our Caribbean wireless markets. As of May 31, 2005, our U.S. wireless operations had 825 cell sites and our Caribbean wireless operations had 515 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services.
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
      Our U.S. wireless systems are served by five Nortel Networks TDMA supernode switches and three Ericcson GSM switches. We recently deployed a GSM/ GPRS network over our existing TDMA networks in our Midwest and Southeast clusters. This technology will maintain technological compatibility with our largest roaming partners and provide the speed and capacity to support a variety of innovative mobile data applications, including e-mail, e-commerce and web-browsing. Ericsson, Inc. is our vendor for GSM equipment. GSM/ GPRS technology provides faster data services and makes available more attractive multi-functional handsets, such as camera phones. The new GSM/ GPRS technology provides us with the foundation for continued evolution of products and services through the future development of next generation products.
      Our Puerto Rico and Dominican Republic wireless networks use CDMA technology supplied by Nortel Networks. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. This new network will improve our network reliability and performance and decrease future operating costs and capital expenditures. We made a similar upgrade to our wireless network in the Dominican Republic during fiscal 2004.
      Our Puerto Rico wireline business has 1,156 route miles of fiber and utilizes Lucent switching equipment. We are currently installing a Nortel soft switch which will enable us to offer new and customized services and features to our customers.
Billing and Operational Support Systems
      We operate management information systems to handle customer care, billing, network management, financial and administrative services. We have outsourced with Convergys Information Management Group, Inc. (previously ALLTEL Information Systems), or Convergys, a network management and operations support systems provider, to provide billing services, facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations throughout our company. We maintain stringent controls for both voluntary and involuntary deactivations. We attempt to minimize subscriber disconnects by identifying needed activation and termination policy adjustments through pre-activation screening, credit review and call pattern profiling to detect any prior fraudulent or bad debt activity.
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
Competition
      Wireless. In the United States and Puerto Rico, the FCC can grant commercial mobile radio service, or CMRS, licenses to up to eight companies to provide different types of wireless telephone services in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which comprise 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks, which are designated as non-wireline (Block A) and wireline (Block B). The FCC also grants two 30 MHz licenses to operate broadband PCS in each of 51 defined MTAs and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas, or BTAs, which are component parts of MTAs. However, the FCC also allows CMRS carriers to subdivide and assign their spectrum allocations or their geographic market areas to other carriers. This creates the possibility of more than eight CMRS carriers having the ability to serve a single market.
      We currently control 25 MHz cellular licenses in 30 MSAs and RSAs in the United States, one 30 MHz broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin Islands) and a 30 MHz PCS license in the Dominican Republic, which is not subject to FCC regulation. In addition, during fiscal 2005, we acquired 10 MHz of PCS spectrum contiguous to our Midwest footprint. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, network coverage, services offered and responsiveness of customer service.

The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.
      In general, in each of our U.S. wireless markets we have four or five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL, U.S. Cellular, Cingular, Nextel, Sprint PCS (and Sprint affiliates), T-Mobile, Verizon Wireless and the new mobile virtual network operators, or MVNOs, such as Virgin Mobile USA. We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies for customers. In addition, the FCC has indicated that it intends to auction off an additional 90 MHz of nationwide spectrum in the 1700 MHz to 2200 MHz band for advanced wireless services in June 2006. It is possible that new companies, such as the cable television operators, will purchase licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us. In the future, we may also face competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, satellite services and VOIP. Most of our competitors have greater financial, technical, marketing, distribution and other resources than we do.
      The Puerto Rico wireless market is highly competitive. In Puerto Rico, we compete with five other wireless carriers: Cingular, Movistar (partially owned by Telefónica de Espana), Sprint PCS, SunCom and Verizon Wireless. The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Compania Dominicana de Telefonos C. por A., or Codetel, a subsidiary of Verizon Wireless; France Telecom, which does business under the name “Orange”; and Tricom, S.A.
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
Regulation

U.S. Federal Regulation
      Our operations in the United States, Puerto Rico, and the U.S. Virgin Islands are governed by, among other regulations, the Communications Act of 1934, or the Communications Act, which was substantially amended by the Telecommunications Act of 1996, or the 1996 Act. The Communications Act has provisions dealing specifically with our wireless services as well as provisions applicable to both our wireless and landline services.
      Matters Specific to Wireless Carriers. The cellular and PCS systems we operate, known as CMRS systems, are licensed and regulated by the FCC under the Communications Act. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems. CMRS providers operate within a specified geographic market area. For cellular systems, those market areas are typically MSAs or RSAs as defined by the FCC. PCS systems are normally licensed within market areas known as MTAs or BTAs. It is also possible to obtain, and we currently hold, some PCS licenses that are for market areas smaller than an entire MTA or BTA. These are known as partitioned areas.
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
      In addition to regulation by the FCC, wireless systems are also subject to Federal Aviation Administration, or FAA, regulations regarding the siting and construction of wireless transmitter towers and antennas, as well as local zoning requirements. The FCC also requires that all licensees register and obtain FCC registration numbers for all of their antennas or towers that require prior FAA clearance. All new towers must be registered at the time of construction. Failure to properly register a tower could lead to enforcement action, such as the imposition of a penalty. We believe that we are in compliance with the tower registration requirements. Wireless systems are also subject to the requirements of the National Environmental Policy Act, or NEPA. The FCC is responsible for enforcing its licensees’ compliance with the NEPA requirements. We believe we are in compliance with state and federal environmental regulations.
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
      Reciprocal compensation refers to payments that one carrier makes when it sends traffic to another carrier for completion. Reciprocal compensation applies to calls between landline networks and between a landline and a CMRS network. FCC rules provide that a local exchange carrier, or LEC must provide CMRS providers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS providers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same MTA. Recently, the FCC amended its rules so as to allow LECs to request interconnection agreements with CMRS providers that operate within the same MTA. As a result, LECs will be able to establish reciprocal compensation arrangements for termination of telecommunications traffic even where a CMRS provider has no need for direct interconnection with a LEC that provides service in the same MTA. The FCC has a rulemaking proceeding in progress to consider whether, and possibly how, to replace the current system of reciprocal compensation for termination of local telecommunications traffic, and access charges for inter-MTA traffic, with a uniform intercarrier compensation plan. That proceeding could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although the courts have affirmed key provisions of FCC orders implementing the Communications Act’s interconnection requirements, certain court challenges to the FCC rules are pending.
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
      In May 2005, we concluded arbitration of a new interconnection agreement with the PRTC that generally reflects these new FCC rules. See “Matters Specific to Our Puerto Rico Operations.” We both send traffic to, and receive traffic from, the PRTC, so the FCC’s compensation rules apply to both the PRTC and us. We continue to disagree with the PRTC about whether compensation is due under the FCC rules for certain types of ISP-bound calls and we expect this issue will remain in dispute for the foreseeable future. As a result, it is unclear how and to what extent the implementation of the FCC rules will affect us.
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
      FCC rules generally required that, by October 1, 2001, nationwide CMRS carriers be able to provide location information with a greater degree of accuracy in accordance with standards set by the FCC. For regional CMRS providers such as ourselves, the FCC extended the compliance deadline to March 1, 2003, or to a mutually acceptable date agreed to by the wireless provider and local governmental authorities responsible for 911 services. In some cases, the local governmental authorities in our service areas have not yet asked us to meet these requirements; in other cases, we have negotiated mutually acceptable compliance dates.
      Electronic Surveillance Standards. In 1994, Congress passed the Communications Assistance for Law Enforcement Act , or CALEA, which requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. Over the ensuing decade, the FCC established varying deadlines for implementing different aspects of this complicated legislation. We are in compliance with the “assistance capability” and “punchlist” requirements of CALEA. The FCC currently is considering whether certain non-traditional forms of telecommunications service fall within the purview of CALEA. We believe that we are in compliance with CALEA’s requirements with regard to these services. However, the FCC’s final decision on the nature of these services and CALEA’s applicability to them may cause us to incur additional expense in upgrading our networks to meet new FCC requirements.
      Universal Service. Our U.S. wireless, Puerto Rico wireless and wireline and U.S. Virgin Islands wireless operations are required to contribute to the federal Universal Service Fund and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2005, we received approximately $42.9 million in payments from the federal Universal Service Fund in connection with our operations in Michigan, Louisiana, Puerto Rico, Indiana and Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding.
      We also have an eligible telecommunications carrier, or ETC, application pending before the FCC to become an ETC in the U.S. Virgin Islands. In February 2005, the FCC adopted rules and guidelines governing the designation and on-going requirements as well as annual certification and reporting requirements for ETCs. These new rules impose additional requirements on both existing ETCs and carriers seeking to become an ETC. We believe that we will be able to meet these additional requirements to continue to receive Universal Service Fund support. However, the FCC has not yet issued any rulings interpreting or applying these additional requirements, so we cannot be certain how they will affect our operations or that we will be able to comply with the additional requirements.
      Under the FCC’s current regulations and nationwide benchmark costing model, Puerto Rico was found to be below the national benchmark for receiving high-cost support. As a consequence, the federal high cost funds available to Puerto Rico will be reduced gradually over the next several years. Under the current scheme, high cost support for Puerto Rico would be completely phased out by 2011. Because support is distributed on the basis of relatively small serving areas, called wire centers, we expect support for lower cost wire centers in Puerto Rico to be phased out prior to 2011. Nonetheless, we continue to receive a separate support payment called ICLS (interstate common line support), which is unaffected by the FCC’s high-cost support decision.
      The FCC proceeding to review the high cost issues is currently pending after remand from the courts. Thus, our future ability to receive high cost universal service support is unclear. In addition, the FCC is conducting a review of its Universal Service Fund (“USF”) rules. It is impossible to predict the outcome of this FCC review, which may result in our receiving materially less universal service support than we do today.

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
      Number Pooling. The telecommunications industry has been faced with an apparent shortage of available telephone numbers, arising from many different factors within the industry. As a consequence, the FCC and state regulators have become concerned with promoting the efficient use of the available numbers. The FCC has imposed what is referred to as “thousand block pooling.” Since November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC. This more restrictive pooling requirement has forced carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.
      Wireless Number Portability. Wireless number portability allows a CMRS carrier’s customer who moves to another carrier to take along, or “port,” his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. Wireless carriers who provide services in any of 100 markets specifically designated by the FCC have been required to provide for wireless number portability in these markets since November 24, 2003, and in all other markets since May 2004. The implementation of wireless number portability has increased competition and required equipment and network upgrades. These upgrades have required expenditures of additional capital.
      Hearing Aid Compatibility. In July 2003, the FCC modified its rules that exempt wireless phones from the requirements of the Hearing Aid Compatibility Act and created new rules that impose obligations on wireless carriers and handset manufacturers to make available handsets that meet certain requirements that allow hearing aid users to have access to digital wireless services. The rules require that within two years handset manufacturers and wireless carriers make available two wireless phone models that have the required air interface standard for radio frequency interference. Within three years, two wireless phone models must be available that meet the T-Coil compatibility standard, and by 2008, all phones must meet the radio frequency interference standard. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers.
      On June 21, 2005, the FCC reaffirmed its timetable for the development and sale of digital wireless telephones that are compatible with hearing aids. The Commission also said that, by February 18, 2008, 50 percent of all handsets offered by digital wireless carriers, service providers and handset manufacturers must meet the hearing aid compatibility requirement for each air interface offered.
      Truth in Billing and Consumer Protection. On March 18, 2005, in response to a petition from the National Association of State Utility Consumer Advocates, the FCC released a declaratory ruling regarding CMRS billing. In its declaratory ruling, the commission removed the existing exemption for CMRS carriers from the requirement that billing descriptions be brief, clear, non-misleading and in plain language; reiterated that non-misleading line items are permissible under the commission’s rules; reiterated that it is misleading to represent discretionary line item charges in any manner that suggests such line items are taxes or charges required by the government; and clarified that the burden rests upon the carrier to demonstrate that any line item that purports to recover a specific governmental or regulatory program fee conforms to the amount authorized by the government to be collected.
      Significantly, however, the FCC clarified that state regulations requiring or prohibiting the use of line items for CMRS constitute rate regulation and are therefore preempted by the FCC’s rules. This means that we will need to comply with only one set of billing guidelines. The FCC also issued a further notice of proposed rulemaking seeking comments on guidelines for distinguishing government mandated charges from non-mandated charges and how these line items should be described.

      Outage Reporting. In August 2004, the FCC adopted new regulations that will require all telecommunications carriers, including us, to report outages to the FCC. This requirement may affect the manner in which we track and gather data regarding system outages and repair outages.
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
      As part of a settlement with PRTC in fiscal 2005, PRTC agreed to use our local calling areas to determine whether a landline call between the PRTC and us is rated as local or toll for purposes of intercarrier compensation. In November 2004, our wireline operations consolidated their 14 calling zones into one zone, thereby eliminating all long distance charges for their customers for calls within Puerto Rico. In March 2005 PRTC announced that it too would eliminate intra-Puerto Rico long distance charges as of July 1, 2005. However, it has delayed the implementation of this plan until January 1, 2006.
      Increased competition in Puerto Rico has put pressure on Centennial to become more aggressive in pricing plans and product offerings, which in turn has added to our interconnection requirements. In May 2005, we concluded the arbitration of a new interconnection agreement with PRTC. The final agreement, once approved by the TRB, will be deemed effective as of June 7, 2005. The final draft of the interconnection agreement was filed in July 2005, and is presently awaiting approval by the TRB. The new agreement reflects Centennial’s position that our local calling areas should determine whether a landline call between the incumbent carrier and us is rated as local or toll for purposes of intercarrier compensation. Because we have a single, island-wide local calling area, all landline calls within Puerto Rico will be treated as local, which has the effect of lowering our costs by reducing the amount of access charges we would otherwise owe to PRTC. In addition, the agreement affirms our right to use our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us, as well as the right to use our interconnection network to provide transport services to third party carriers, including wireless carriers. The agreement also confirms our right to resell our landline services to third parties, like VOIP providers, and to include the listings of such entities’ end users in PRTC’s telephone directories.

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
      On April 11, 2003, we negotiated new interconnection agreements for domestic interconnection with all Dominican carriers, in compliance with the interconnection regulation enacted by Indotel in June 2002. These agreements were approved and ratified by Indotel’s Executive Council. In compliance with the terms and conditions of the interconnection agreements, all concessionaries are participating in the bi-annual review of the access charges. We cannot predict what changes, if any, will be made to the current access charge regime and what effect any changes will have on our business.
      The Dominican government made changes to the tax regime governing telecommunications carriers. Effective on January 1, 2003, telecommunication providers adopted the system established by the Dominican Republic’s Tax Code. Since 1995, all telecommunications companies have been operating under the Canon Tax, which imposes a 10% tax on the difference between our revenue and our interconnection costs. Telecommunications providers were relieved of the obligation to pay this tax and now pay 25% of taxable profits with a minimum tax of 1.5% on gross revenue. As a consequence of the National Tax Reform of October 2004, a new 10% excise tax on telecommunication services was instituted.
      We operate in the Dominican Republic under a concession that previously belonged to International Telephone & Telegraph, and dates back over 100 years. After several modifications, the Concession’s latest version dates to 1996, when a new twenty-year term was awarded to our subsidiary, Centennial Dominicana. The concession contract also provides that Centennial Dominicana may construct, operate and exploit all types of telecommunications services in the Dominican Republic.

U.S. Virgin Islands
      Our FCC license for Puerto Rico covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act, and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state. In 2005, the Public Utility Commission of the U.S. Virgin Islands declined jurisdiction over our petition to become an ETC there. Pursuant to FCC rules, we then filed our ETC petition with the FCC, where it is now pending.
Employees
      We had approximately 3,350 employees as of May 31, 2005. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.
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
      Our principal business, wireless telephone service, is highly competitive. In the United States, we usually compete against four or five other wireless carriers in the markets we serve. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. In Puerto Rico, we compete against five other wireless carriers and in the Dominican Republic we compete against three other wireless carriers. Additional competitors may enter any of our markets in the future. Many of our existing competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are and have more extensive coverage areas than we do. Consolidation in the wireless industry has created and may continue to create even stronger competitors. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services we do not offer, including the “push-to-talk” feature, which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow. In addition, the recent merger of Cingular and AT&T Wireless and the pending merger of Sprint and Nextel have intensified the competitive environment in our markets. Furthermore, the FCC plans to auction off new wireless spectrum in June 2006 and thereafter, which may lead to additional competition from new entrants. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenue.

Market prices for wireless services may continue to decline in the future.
      Market prices for wireless voice and data services have declined over the last several years and may continue to decline in the future due to increased competition. We cannot assure you that we will be able to maintain or improve our ARPU, including our approximate $73 ARPU for our postpaid subscribers in Puerto Rico. We expect significant competition among wireless providers to continue to drive service and equipment prices lower, which has been intensified by wireless number portability, and may lead to increased churn. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including offering more minutes and free long distance and roaming services. A continued decline in market prices could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and results of operations and our ability to service our indebtedness.

Our failure to successfully develop and incorporate wireless data services into our service offerings may have a material adverse effect on our financial and operational results.
      Wireless data services are increasingly becoming a meaningful component of many wireless carriers’ strategies and financial results. Many of the national wireless carriers have invested (and will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, revenue from new data services helps offset some of the ARPU decline caused by lower prices for voice service. Similarly, as customers increasingly demand wireless data services as part of the core feature set for their phones, the failure to offer such services could reduce sales and increase churn. Currently, in some of our markets, our wireless data offerings are not as robust as those offered by some of our competitors and may never be. If we are unable to successfully incorporate wireless data services into our service offerings, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that there will be widespread demand for advanced wireless data services, that revenues from data services will be significant, that we can provide such services on a profitable basis or that vendors will develop and make available popular applications and handsets with features, functionality and pricing desired by customers.

Roaming revenue represented 6.7% of fiscal 2005 consolidated revenue and is likely to decline in the future. Significant declines in roaming revenue could have a material adverse effect on our results of operations.
      We earn a portion of our revenue from agreements with other wireless communications providers whose customers enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2005, our operations recorded $58.7 million of roaming revenue. Roaming revenue accounted for approximately 6.7%, 7.3% and 11.5% our consolidated revenue for the fiscal years ended May 31, 2005, 2004 and 2003. The combined entity of Cingular and AT&T Wireless has become our single largest roaming partner and accounted for approximately $43.8 million of our revenue in fiscal 2005. We expect roaming revenues to decline over the long term and significant declines in roaming revenue could have a material adverse effect on our results of operations.

Our failure to maintain favorable roaming arrangements could have a material adverse effect on our ability to provide service to our customers who travel outside our coverage area.
      In addition to providing us with significant revenue, our roaming arrangements enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers competitively priced regional and national rate plans that include areas for which we do not own wireless licenses. If we are not able to maintain favorable roaming agreements with other wireless carriers, we may no longer be able to offer these regional and national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. While certain of our roaming agreements require other carriers’ customers to use our network when roaming, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue which could have a material adverse effect on our results of operations.

Our failure to effectively migrate our customers to our new GSM/ GPRS network could have a material adverse effect on our U.S. wireless operations.
      We completed the overlay of our network and launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in October 2004. At May 31, 2005, approximately 35.5% of our U.S. wireless subscribers had GSM phones. We believe that customers are increasingly demanding the most technologically advanced wireless devices. The TDMA supported phones that are held by the majority of our existing customers lack many of the innovative features currently offered by our CDMA and GSM competitors, such as color screens, “push-to-talk” features and cameras. If we fail to adequately integrate GSM service into our U.S. wireless operations in the near future, we believe our ability to attract and retain subscribers may be adversely affected. We expect that a significant number of our current customers using TDMA handsets will migrate to handsets using GSM/ GPRS technology, which may cause our cost of equipment to increase as a result of increased handset subsidies.

Our failure to attract new subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan could have a material adverse effect on our U.S. wireless operations.
      During fiscal 2005, our U.S. wireless operations lost approximately 8,300 net retail wireless subscribers. We launched wireless service in Grand Rapids and Lansing, Michigan in May 2005. While we believe the launch of our wireless service in these new markets will enable us to once again grow our subscriber base, those markets are highly competitive, with up to six competitors each, and there can be no assurance that customers will choose our products and services over our competitors’ products and services. If we are unable to attract new subscribers in these new markets, our U.S. wireless operations may continue to lose customers, which would have a material adverse effect on our financial condition and results of operations.

If we are unable to effectively manage subscriber cancellations, our revenue and net growth in subscribers may be adversely affected.
      The wireless industry is extremely competitive. Among other things, the wireless industry is characterized by a high rate of churn. Churn can be the result of several competitive factors, including price, service offerings, network coverage, reliability issues and customer care concerns. Efforts to reduce churn often increase costs as we offer incentives to customers to remain users of our wireless services, and efforts to replace lost subscribers increase our customer acquisition costs. As a result, churn may reduce our revenue and increase our costs.

Wireless number portability may increase churn and increase our marketing costs.
      Pursuant to FCC requirements, wireless carriers began providing wireless number portability in 100 designated markets on November 24, 2003, and began to do so in all other markets in May 2004. Wireless number portability allows customers to keep their wireless phone number when switching between service providers. Wireless number portability makes it more convenient for customers to change wireless service providers and therefore could cause churn to increase significantly. We believe wireless number portability has increased price competition and we expect it to continue to do so. As a result of wireless number portability, we have been, and in the future may continue to be, required to grant promotional credits, subsidize product upgrades, and reduce pricing to match competitors’ initiatives in an effort to retain and attract customers.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.
      The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. In addition, the telecommunications industry in the Dominican Republic is similarly subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on the results of our operations. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act in the next few years. We cannot predict what effect any new legislation will have on our businesses. See “Business — Regulation — U.S. Federal Regulation — Matters Specific to Wireless Carriers.”
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
      Centennial Puerto Rico is also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are not cost based. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business.
      Furthermore, the rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions to attempt to more closely regulate certain practices by the wireless industry, including in areas such as customer billing, terminations of service arrangements, advertising and filing of “informational” tariffs. In addition, many states and local governments have imposed and are considering imposing additional regulation and taxes on wireless services. These regulations and taxes have imposed and will continue to impose increased costs on us and may adversely affect our business.
      We are subject to siting and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. All telecommunications providers are obligated to contribute to the federal Universal Service Fund in accordance with a formula presently based upon a percentage of interstate and intrastate revenue. The contribution formula may change in ways that would materially adversely affect us. Universal Service funds are used, among other things, to provide wireline and wireless telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.
      Further, federal or state governments, the government of the Commonwealth of Puerto Rico or the government of the Dominican Republic could adopt regulations or take other actions that might have a material adverse effect on our business. These changes could materially and adversely affect our business prospects, operating results and ability to service our debt.

The loss of our licenses would adversely affect our ability to provide wireless and broadband services.
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
      A substantial portion of our assets consists of intangible assets, principally our interests in wireless licenses held by our subsidiaries. If the market value of our wireless licenses decreases significantly, we may realize a material loss upon the sale of any of our licenses, our ability to sell assets to repay debt would be significantly affected and we would recognize an expense, approximately equal to the amount of the decline in value, in our operating income. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. The future value of our interests in our wireless licenses will depend significantly upon the success of our business. Moreover, the transfer of interests in these licenses is prohibited without FCC approval. We cannot assure you that we would be able to obtain FCC approval to transfer interests in our licenses if such a transfer became necessary. Our Caribbean operations recognized expenses of approximately $24.3 million and $34.0 million from loss on impairment of assets in fiscal 2003 and fiscal 2002, respectively, and no such loss in fiscal 2004 and 2005.

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
      For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, two-way radio dispatch, or “push-to-talk” technology, which allows subscribers to talk to each other instantly with a single push of a button, has become increasingly popular as it allows subscribers to save time on dialing or making a connection to a network. The most popular push-to-talk feature is offered by Nextel. However, Verizon Wireless and ALLTEL offer push-to-talk services as well. Each of these companies compete with us in many of our wireless markets. Other wireless providers are testing systems that would allow them to offer a form of push-to-talk technology to their subscribers. We do not currently offer a push-to-talk service. Calls using this technology tend to be shorter and less expensive than traditional wireless telephone service. As demand for this service continues to grow, and if other wireless providers in our service areas succeed in implementing forms of push-to-talk technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.
      In addition, customers are increasingly choosing their wireless carriers based on handset selection and pricing of handsets. As a smaller, regional carrier, we may not have access to the most technologically advanced handsets as quickly as the national wireless carriers, thereby putting us at a competitive disadvantage. Similarly, we believe that, on average, we pay more for our handsets than do the national carriers with whom we compete. This may allow our competitors to offer handsets to potential customers at more attractive prices than we can and make it more difficult for us to attract and retain our customers.
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
      We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks, Ericsson, Inc. and Lucent Technologies, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis or at all.

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
      Our business may be materially adversely affected by events such as hurricanes, earthquakes, labor strikes, terrorism and other factors that may generally affect the regions in which we operate. For instance, hurricanes and labor strikes significantly slow down the provisioning of services by third parties and needed repair of our network, which could adversely affect our ability to deliver telecommunications.
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
      During fiscal 2005, we received approximately $42.9 million in payments from the federal Universal Service Fund in connection with our operations in Louisiana, Michigan, Indiana, Mississippi and Puerto Rico, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. As such, there can be no assurance that we will continue to receive any Universal Service Funds in the future. Loss of Universal Service Fund revenues could adversely affect our results of operations.

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
      Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support system to accommodate anticipated new customers and the related increase in usage of our network. Our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. In particular, our postpaid subscribers in the Caribbean used an average of 1,309 minutes during the three months ended May 31, 2005, as compared to 1,208 minutes during the three months ended May 31, 2004. Our postpaid subscribers in the United States used an average of 643 minutes during the three months ended May 31, 2005, as compared to 499 minutes for the same period in 2004. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business.
      The network capacity plan relies on:

•	the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum if required; and

•	the ability to obtain the capital to expand and upgrade our network.
      In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand quickly enough to keep up with our anticipated customer growth, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

Risks Related to Our Capital Structure

We will require a significant amount of capital in the future to meet our substantial debt obligations and to maintain and develop our business and operations. Our ability to generate this capital depends on many factors beyond our control.
      We are a highly leveraged company. At May 31, 2005, we had approximately $1.6 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund our operations and our significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2005 was $193.5 million. Our capital expenditures were approximately $170.7 million for fiscal 2005 and our cash interest expense, net, was $142.8 million in fiscal 2005. Our interest expense plus our capital expenditures have exceeded our cash flow from operations during each of our last five fiscal years and during fiscal 2005.
      Our substantial debt service obligations could have important consequences to you, including the following:

•	limiting our ability to borrow money or sell stock to fund our working capital, capital expenditures, debt service requirements or other purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	adversely affecting our vulnerability to compete effectively or operate successfully under adverse economic and industry conditions;

•	limiting our ability to obtain additional financing and our flexibility in planning for, or reacting to, changes in our business or the industry;

•	reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	increasing our vulnerability to interest rate increases as a portion of the borrowings under our $750.0 million senior secured credit facility (the “New Senior Secured Credit Facility”) are at variable interest rates;

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are; and

•	causing a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
      The $600.0 million term loan portion of our New Senior Secured Credit Facility requires aggregate principal payments of $6.0 million in each of fiscal 2006, 2007, 2008 and 2009, $4.5 million in fiscal 2010, and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The $150.0 million revolving credit facility portion of our New Senior Secured Credit Facility matures in

2010. In addition, during fiscal 2005, we redeemed $155.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”). The remaining principal amount of $145.0 million currently outstanding will be due in 2008. Our 10 1/8% Senior Notes due 2013 (the “2013 Senior Notes”) require repayment of $500.0 million of principal in 2013 and our 8 1/8% Senior Notes due 2014 (the “2014 Senior Notes”) require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay all of this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of such indebtedness on favorable terms or at all. Additionally, the terms of the New Senior Secured Credit Facility provide that, if we are unable to refinance the remaining aggregate principal amount of our 2008 Senior Subordinated Notes six months prior to their maturity on December 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.
      Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the indentures governing the 2008 Senior Subordinated Notes, the 2013 Senior Notes and the 2014 Senior Notes, as well as the terms of the New Senior Secured Credit Facility, limit, but do not prohibit, the incurrence of additional indebtedness by us and our subsidiaries. As of May 31, 2005, we had approximately $149.7 million available for additional borrowings under the revolving credit facility portion of the New Senior Secured Credit Facility. Additionally, in certain circumstances, the terms of the New Senior Secured Credit Facility provide that available borrowings may be increased by up to $250.0 million through one or more additional term loan or revolving credit facilities. The more leveraged we become, the more we, and in turn the holders of our indebtedness, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service obligations and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

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
      Our New Senior Secured Credit Facility requires us to maintain certain financial ratios, and the New Senior Secured Credit Facility and the indentures governing the 2008 Senior Subordinated Notes, the 2013 Senior Notes and our 2014 Senior Notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:

•	incur additional debt;

•	incur additional debt that ranks senior to, or equally with, the 2013 Senior Notes or the 2014 Senior Notes, or the New Senior Secured Credit Facility;

•	create liens or negative pledges with respect to our assets;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments, loans or advances or other forms of payments;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	prepay or defease specified indebtedness, including the 2008 Senior Subordinated Notes, the 2013 Senior Notes or the 2014 Senior Notes;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.
      Any failure to comply with the restrictions of the New Senior Secured Credit Facility or the indentures governing our 2008 Senior Subordinated Notes, our 2013 Senior Notes and our 2014 Senior Notes or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

If we fail to meet our payment or other obligations under the New Senior Secured Credit Facility, the lenders could foreclose on and acquire control of substantially all of our assets.
      In connection with the incurrence of the indebtedness under the New Senior Secured Credit Facility, the lenders received a pledge of all of the capital stock of Centennial Cellular, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, including Centennial Puerto Rico, and that of its existing and future direct and indirect subsidiaries (but not to exceed 66 2/3% of the voting stock of certain foreign subsidiaries). Additionally, the lenders under our New Senior Secured Credit Facility generally have a lien on all of the assets of Centennial Cellular and these subsidiaries, including Centennial Puerto Rico. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the New Senior Secured Credit Facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the New Senior Secured Credit Facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness. As a result, the holders of our securities may lose a portion of, or the entire value of, their investment in our securities.

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
      If our stockholders sell substantial amounts of our common stock in the public market or if it is perceived that such sales could occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. We have entered into a registration rights agreement with the Welsh Carson investors, The Blackstone Group investors and certain other stockholders. Currently, these stockholders collectively have approximately 16 million shares registered for resale under an existing shelf registration statement. The registration rights agreement provides, among other things, that holders of a majority of the outstanding shares of common stock held by either of the Welsh Carson investors or The Blackstone Group investors may request that we register all or any portion of the shares they then hold. If the Welsh Carson investors or The Blackstone Group investors exercise their registration rights under this agreement to sell substantial amounts of our common stock in the public market, or if it is perceived that such exercise and sale could occur, the market price of our common stock could fall.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.
      The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2005, the market price of our common stock ranged from $4.69 to $14.04 per share. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the prices which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the prices at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

A group of affiliated stockholders controls the voting power and our Board of Directors and may have interests adverse to the interests of the other holders of our common stock.
      Welsh Carson, certain of its affiliates and affiliates of The Blackstone Group collectively hold approximately 78% of our outstanding shares of common stock. Accordingly, these equity investors, directly or indirectly, control our company and have the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of all or substantially all of our assets. These equity investors may make decisions that are adverse to the interests of other holders of our securities.
      The Nasdaq Stock Market, Inc. has established new rules with respect to certain corporate governance matters, including requirements for a board consisting of a majority of independent directors, executive sessions of independent directors and independent audit, compensation and nominating committees, among others. Any company of which more than 50% of the voting power is held by an individual, group or another company, or a “controlled company,” is exempt from certain of these requirements. The Welsh Carson investors currently own more than a majority of our outstanding common stock, and therefore we qualify under the “controlled company” exemption and many of the new corporate governance rules are inapplicable to us.
      In addition, as of May 31, 2005, affiliates of Welsh Carson currently hold approximately $74.5 million principal amount of our 2008 Senior Subordinated Notes, representing approximately 51% of the outstanding principal amount.

Provisions of our amended and restated certificate of incorporation and Delaware law may make it more difficult for investors in our common stock to receive a change in control premium on our common stock.
      Our board of directors’ ability to designate and issue up to 10,000,000 shares of preferred stock and issue approximately 135,000,000 additional shares of common stock could materially and adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of our company. If this occurred, investors in our common stock could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.
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
      Our corporate headquarters is located at 3349 Route 138, Wall, New Jersey 07719, where we lease approximately 34,000 square feet of office space. In addition, our U.S. wireless headquarters is based in Ft. Wayne, Indiana, where we lease approximately 15,000 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease an office building with approximately 95,000 square feet of office space. Our Dominican Republic operations are headquartered in Santo Domingo, where we lease approximately 26,000 square feet of office space. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings
      We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status in December 2004. The decision of the court with respect to class certification is still pending. Damages payable by us could be significant, although we do not believe that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
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
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2005.
Directors and Executive Officers of Centennial
      Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has nine directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.
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

Name	Age	Position

Michael J. Small	47	Chief Executive Officer and Director
Thomas J. Fitzpatrick	47	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	52	President, U.S. Wireless Operations
Thomas R. Cogar, Jr.	48	Executive Vice President, Chief Technology Officer — Caribbean Operations
Francis P. Hunt	41	Senior Vice President, Controller
Tony L. Wolk	38	Senior Vice President, General Counsel and Secretary
Thomas E. McInerney	63	Chairman, Board of Directors
Anthony J. de Nicola	41	Director
James R. Matthews	38	Director
Robert D. Reid	32	Director
Scott N. Schneider	47	Director
J. Stephen Vanderwoude	61	Director
James P. Pellow	43	Director
Raymond Ranelli	57	Director
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
      Thomas J. Fitzpatrick has served as Executive Vice President, Chief Financial Officer of Centennial since August 2002. Prior to joining Centennial, from 2001 to 2002, Mr. Fitzpatrick was Senior Vice President and Chief Financial Officer of ICG Commerce, a privately held Internet procurement services provider. From 2000 until 2001, he was Chief Financial Officer of Digital Access Inc., a broadband services provider. From 1999 to 2000, Mr. Fitzpatrick was Chief Financial Officer of Inacom Corporation, a publicly-traded computer hardware distributor and information technology service provider. From 1996 to 1999, Mr. Fitzpatrick was Chief Operating Officer and Chief Financial Officer at DecisionOne Corporation, a large publicly traded computer services firm. Prior to 1996, Mr. Fitzpatrick was a Vice President for Bell Atlantic Corporation (now part of Verizon).
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
      Thomas R. Cogar, Jr. has served as Executive Vice President, Chief Technology Officer — Caribbean Operations of Centennial since April 2002. Prior to that, he served as Senior Vice President, Chief Technology Officer — U.S. Wireless Operations of Centennial since March 1999. He joined Centennial in September 1990 as Director of Engineering and was appointed Vice President, Engineering in August 1991. From May 1987 to September 1990, Mr. Cogar was employed by Metro Mobile CTS, Inc., a cellular telephone company, in various technical capacities.
      Francis P. Hunt has served as Senior Vice President, Controller of Centennial since February 2005. Prior to that, he served as Vice President, Caribbean Controller since 2001 and has been with Centennial since 1997. Prior to joining Centennial, Mr. Hunt was employed by Investors Daily Digest, a Dow Jones company.
      Tony L. Wolk has served as Senior Vice President, General Counsel of Centennial since September 1999. Prior to joining Centennial, Mr. Wolk was an attorney in private practice with the law firms of Gibson,

Dunn & Crutcher LLP and Weil, Gotshal & Manges. Mr. Wolk earned his law degree from New York University.
      Thomas E. McInerney has served as a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of The BISYS Group, Inc., ITC DeltaCom Inc., Savvis, Inc., along with Mr. Pellow, and several private companies. Mr. McInerney is also a member of the Board of Trustees of St. John’s University.
      Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of Valor Communications Group, Inc., Dex Media, Inc., ITC DeltaCom Inc. and several private companies.
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
      Scott N. Schneider has been a director of Centennial since January 2005. He is currently a member of the Board of Directors of Citizens Communications Company and New Skies Holdings Ltd. He was previously President and Chief Operating Officer of Citizens from 2002 to 2004 and has held various executive positions at Citizens since 2000. Prior to joining Citizens, Mr. Schneider was Chief Financial Officer and a member of the Board of Directors of Century Communications, where he worked from 1991 to 1999. Mr. Schneider also served as Chief Financial Officer, Senior Vice President and Treasurer and a member of the Board of Directors of Centennial from 1991 to 1999.
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
      James P. Pellow has been a director of Centennial since September 2003. Mr. Pellow has served as the Executive Vice President and Chief Operating Officer of St. John’s University since 1999. Mr. Pellow has served at St. John’s University in various capacities since 1991. Prior to 1991, Mr. Pellow worked at the accounting firm of Coopers & Lybrand and at Chapdelaine & Co., a New York City municipal bond brokerage firm. He, along with Mr. McInerney, is also a director of Savvis, Inc.
      Raymond Ranelli has been director since September 2004. Mr. Ranelli was formerly the Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, the District of Columbia and Maryland until his retirement in 2003. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financial Advisory Services of PricewaterhouseCoopers, a $1.3 billion business operating in 20 countries with over 7,000 employees, and he became a member of the Global Leadership Team. In 1994, he was named Vice Chairman of FAS operations for PricewaterhouseCoopers in the United States and in 1995, he was appointed to PricewaterhouseCoopers’ Management Committee. He began his career at PricewaterhouseCoopers in 1978 and was made a partner in 1981. Mr. Ranelli is also a director of Hawaiian Telecom Communications, Inc., Ameripath Inc. and United Components.

Audit Committee
      The current members of our Audit Committee are James P. Pellow (chairman), J. Stephen Vanderwoude and Raymond Ranelli.
Compensation Committee
      The current members of the compensation committee are Thomas E. McInerney, Anthony J. de Nicola and Robert D. Reid.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      Our common stock has been traded on the Nasdaq National Market under the symbol “CYCL” since December 3, 1991. The following table sets forth the daily high and low sales prices for our common stock as reported by the Nasdaq National Market during each quarter for the periods indicated.

Year Ended May 31, 2004	High	Low

First Quarter	$6.80	$2.34
Second Quarter	6.65	4.45
Third Quarter	7.80	4.71
Fourth Quarter	7.56	4.94

Year Ended May 31, 2005	High	Low

First Quarter	$7.35	$4.69
Second Quarter	7.10	5.15
Third Quarter	11.89	6.61
Fourth Quarter	14.04	10.10

Year Ended May 31, 2006	High	Low

First Quarter (through August 5, 2005)	$15.50	$12.69
      As of August 5, 2005 there were 104,172,007 shares issued and 104,101,504 shares outstanding and 115 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.
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
      There were no sales of unrestricted securities or purchases of its common stock made by the Company in fiscal 2005.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2005 and the selected balance sheet data as of May 31, 2005 and 2004 have been derived from our Consolidated Financial Statements included elsewhere herein.
      The selected consolidated financial data as of May 31, 2003, 2002 and 2001 and for the years ended May 31, 2002 and 2001 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the U.S. Securities and Exchange Commission (“SEC”) adjusted to present the classification of Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), the Company’s previously held cable television business in Puerto Rico, as a discontinued operation as discussed in Note 2 to the Consolidated Financial Statements.
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

	Fiscal Year Ended May 31,

	2005	2004	2003	2002		2001

	(dollar amounts in thousands
	except per share and per customer data)
Consolidated Statement of Operations Data(1)
Revenue:
Service revenue	$852,869	$749,790	$674,396	$647,690		$586,192
Equipment sales	29,558	30,978	27,462	23,101		27,278

Total revenue	882,427	780,768	701,858	670,791		613,470

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	166,050	143,189	135,528	151,487		113,674
Cost of equipment sold	94,331	86,071	70,876	56,760		49,216
Sales and marketing	95,977	88,960	89,333	102,505		92,409
General and administrative	159,708	148,610	125,059	128,643		110,555
Recapitalization costs	—	—	—	—		68
Depreciation and amortization	202,053	118,124	116,169	126,859		102,857
Loss on impairment of assets	—	—	24,338 (2)	33,985	(3)	—
(Gain) loss on disposition of assets	(14,462)	641	(1,441)	119		(369,277	)(4)

Total costs and expenses	703,657	585,595	559,862	600,358		99,502

Operating income	178,770	195,173	141,996	70,433		513,968
Interest expense — net	(145,041)	(162,922)	(145,512)	(150,765)		(156,137)
Loss on extinguishment of debt	(9,052)	(39,176)	—	—		—
Other (expense) income	(2,500)	36	(1,045)	96		68

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(dollar amounts in thousands
	except per share and per customer data)
Income (loss) from continuing operations before income tax (expense) benefit, minority interest in (income) loss of subsidiaries income from equity investments and cumulative effect of change in accounting principle	22,177	(6,889)	(4,561)	(80,236)	357,899
Income tax (expense) benefit	(2,154)	(9,585)	(9,657)	7,945	(187,339)

Loss (income) from continuing operations before minority interest in (income) loss of subsidiaries income from equity investments and cumulative effect of change in accounting principle	20,023	(16,474)	(14,218)	(72,291)	170,560
Minority interest in (income) loss of subsidiaries(5)	(934)	(627)	(489)	780	11,161
Income from equity investments(6)	540	143	192	564	8,033

Income (loss) from continuing operations	19,629	(16,958)	(14,515)	(70,947)	189,754

Discontinued operations:
Income (loss)	2,767	(8,967)	(176,692)	(13,525)	(4,554)
Gain on disposition	62,573	—	—	—	—
Tax (expense) benefit	(22,871)	3,133	79,561	4,835	1,618

Net income (loss) from discontinued operations	42,469	(5,834)	(97,131)	(8,690)	(2,936)

Income (loss) before cumulative effect of change in accounting principle	62,098	(22,792)	(111,646)	(79,637)	186,818
Cumulative effect of change in accounting principle, net of income taxes of ($2,271)	—	—	—	—	(3,719)

Net income (loss)	62,098	(22,792)	(111,646)	(79,637)	183,099

Other Consolidated Data(1)
Net cash provided by (used in) operating activities	$193,501	$205,174	$192,526	$114,244	$(23,334)
Net cash (used in) provided by investing activities	$(14,429)	$(130,488)	$(108,015)	$(224,605)	$(69,749)
Net cash (used in) provided by financing activities	$(158,356)	$(35,130)	$(45,834)	$120,887	$103,549
Capital expenditures	$170,687	$127,716	$123,564	$198,377	$219,529
Total debt less cash and cash equivalents(7)	$1,486,289	$1,662,154	$1,686,946	$1,769,366	$1,668,343

Fiscal Year Ended May 31,

2005	2004	2003	2002	2001

(dollar amounts in thousands
except per share and per customer data)
Earnings (Loss) Per Share Data(1)
Basic
Earnings (loss) per share from continuing operations	$0.19	$(0.17)	$(0.15)	$(0.75)	$2.00
Earnings (loss) per share from discontinued operations	0.41	(0.06)	(1.02)	(0.09)	(0.03)

Net income (loss) per share	$0.60	$(0.23)	$(1.17)	$(0.84)	$1.97

Diluted
Earnings (loss) per share from continuing operations	$0.19	$(0.17)	$(0.15)	$(0.75)	$1.96
Earnings (loss) per share from discontinued operations	0.40	(0.06)	(1.02)	(0.09)	(0.03)

Net income (loss) per share	$0.59	$(0.23)	$(1.17)	$(0.84)	$1.93

Basic weighted-average shares outstanding	103,477	99,937	95,577	95,221	94,639
Diluted weighted-average shares outstanding	105,217	99,937	95,577	95,221	96,795
Segment Data
U.S. Wireless(1)
Revenue	$399,030	$370,200	$355,629	$350,726	$363,750
Adjusted operating income(8)	$167,713	$149,488	$161,122	$147,668	$152,401
Subscribers(7)	586,000	563,000	540,900	540,300	500,100
Postpaid churn(9)	2.1%	1.9%	2.0%	2.2%	2.2%
Penetration(10)	6.5%	9.1%	8.8%	8.8%	8.4%
Monthly revenue per average wireless customer(11)	$61	$56	$55	$56	$64
Roaming revenue	$56,810	$54,303	$77,632	$92,584	$108,885
Capital expenditures	$74,720	$46,882	$44,211	$30,664	$43,444
Caribbean Operations(1)
Wireless revenue	$355,185	$306,212	$262,052	$236,339	$193,002
Broadband revenue	$139,887	$116,662	$94,179	$91,356	$63,479
Wireless adjusted operating income(8)	$139,636	$119,063	$94,389	$76,527	$77,945
Broadband adjusted operating income(8)	$59,012	$46,900	$29,644	$7,201	$17,270
Wireless subscribers(7)	658,800	496,200	398,600	(12)	366,500	263,000
Postpaid churn(9)	2.4%	2.4%	2.7%	2.6%	2.8%
Penetration(10)	5.1%	3.8%	3.1%	2.4%	2.1%
Monthly revenue per average wireless customer(11)	$52	$57	$58	$62	$74

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(dollar amounts in thousands
	except per share and per customer data)
Fiber route miles(7)	1,177	1,106	890	822	614
Capital expenditures	$95,967	$80,834	$79,353	$167,713	$176,085
Balance Sheet Data(1)
Intangible assets, net	$484,776	$474,331	$480,338	$444,133	$513,174
Total assets	$1,446,740	$1,539,647	$1,456,505	$1,612,991	$1,597,291
Long-term debt and capital lease obligations	$1,619,109	$1,767,866	$1,752,439	$1,799,329	$1,691,441
Stockholders’ deficit	$(481,955)	$(548,641)	$(567,343)	$(459,423)	$(377,375)

(1)	All financial and operational data includes the historical results of Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(2)	Fiscal 2003 net loss includes a non-cash charge of $24,338 to reduce the carrying value of certain of our undersea fiber-optic cable assets.

(3)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Jamaica wireless operation, Centennial Digital Jamaica, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cable assets.

(4)	Fiscal 2001 net income includes a $369,277 gain relating to the disposition of certain equity investments and our U.S. wireless Southwest cluster.

(5)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(6)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(7)	As of year-end.

(8)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(9)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(10)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(11)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

(12)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the sale of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Executive Overview

Company Overview
      We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.2 million wireless customers and approximately 300,000 access line equivalents in markets covering approximately 19.8 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers.
      As discussed in Note 2 to the Consolidated Financial Statements, the results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation.
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

Management’s Summary
      Our vision is to be the premier regional provider of telecommunications services, by tailoring the ultimate customer experience in the markets we serve. We deliver our tailored approach to serving local markets through our local scale and knowledge which has led to a strong track record of success.
      In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.
      In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For the fiscal year ended May 31, 2005, we derived approximately 84% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest U.S. wireless market in terms of population.
      The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the fiscal year ended May 31, 2005, approximately 96% of our wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that we believe is unique and valued by the customers in our various markets. Further, through our tailored approach, we target high quality (high ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.
      Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. In fiscal 2005, we spent $170.7 million on capital expenditures. This included $74.7 million in our U.S. wireless operations to upgrade and expand the coverage areas of our cell sites, and the call switching equipment of existing wireless properties, to deploy our GSM/ GPRS network in each of our cell sites in our Southeast cluster and to build out our newly acquired spectrum in Grand Rapids and Lansing Michigan. We spent $72.3 million and $23.7 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, in fiscal 2005, which included $22.1 million of capitalized phones in Puerto Rico we loan to our customers. These investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to replace and upgrade our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean Broadband network infrastructure.
      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate generally accepted accounting principles, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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
      Gross postpaid and prepaid wireless additions represent the number of new subscribers we are able to add during the period. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth. We focus on postpaid customers in our U.S. and Puerto Rico operations and prepaid in the Dominican Republic.
      Net gain (loss) — wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.
      Revenue per average wireless customer (including roaming revenue), or ARPU, represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and profitable. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund, or USF support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting, call forwarding and regulatory charges.
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
      Dedicated access line equivalents represents the amount of Voice Grade Equivalent, or VGE lines used to connect two end points. We monitor the trends in our dedicated service using VGE against our forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.
      On-net buildings is a location where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities based CLEC, it is a critical performance measurement of our growth and a clear indication of our increased footprint.
      Capital expenditures represent the amount spent on upgrades, additions and improvements to our telecommunications network and back office infrastructure. We monitor our capital expenditures as part of our overall financing plan and to ensure that we receive an appropriate rate of return on our capital investments. This statistic is also used to ensure that capital investments are in line with network usage trends and consistent with our objective of offering a high quality network to our customers.
Critical Accounting Estimates
      The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

Property, Plant and Equipment — Depreciation
      The telecommunications industry is capital intensive. Depreciation of property, plant and equipment constitutes a substantial operating cost for us. The cost of our property, plant and equipment, principally telecommunications equipment, is charged to depreciation expense over estimated useful lives. We depreciate our telecommunications equipment using the straight-line method over its estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage values to determine adjustments to the estimated remaining useful lives and depreciation rates. Actual economic lives may differ from our estimated useful lives as a result of changes in technology, market conditions and other factors. Such changes could result in a change in our depreciable lives and therefore our depreciation expense in future periods.

Valuation of Long-Lived Assets
      Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our estimation of fair value, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses with the carrying value of the long-lived assets. Considerable management judgment is required to estimate the fair value of and impairment, if any, of our assets. These estimates are very subjective in nature; we believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Estimates related to recoverability of assets are critical accounting policies as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to our consolidated financial position as well as our consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets
      We review goodwill and wireless licenses for impairment based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.
      We performed our annual goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2005. Based on the analysis performed in accordance with SFAS 142, we recorded no impairment charge during fiscal 2005.
Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

Results of Operations
      We had approximately 1,244,800 wireless subscribers, including approximately 39,300 wholesale subscribers, at May 31, 2005, as compared to approximately 1,059,200, including approximately 8,000 wholesale subscribers, at May 31, 2004, an increase of 18%. We had approximately 299,100 access line equivalents at May 31, 2005, as compared to 264,100 at May 31, 2004, an increase of 13%. We had income from continuing operations of $19.6 million for the fiscal year ended May 31, 2005, as compared to a loss from continuing operations of $17.0 million for the fiscal year ended May 31, 2004. Included in the results from continuing operations for the fiscal year ended May 31, 2005 was approximately $77.6 million of incremental depreciation and amortization expense resulting from the replacement and upgrade of our wireless network in Puerto Rico and the shortening of service lives of certain of our wireless network assets in the U.S. and Caribbean. Included in operating income for the fiscal year ended May 31, 2005 is approximately $9.1 million of non-recurring items related to prior fiscal years, which consisted of $5.5 million of USF revenue, $2.5 million of inter-carrier compensation revenue and $1.1 million of interconnection revenue. Basic and diluted earnings per share from continuing operations for the fiscal year ended May 31, 2005 were $0.19, as compared to basic and diluted loss per share from continuing operations of $0.17 for the fiscal year ended May 31, 2004.
      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2005	2004	$ Change	% Change

	(in thousands, except per share data)
Revenue	$882,427	$780,768	$101,659	13%
Costs and expenses	703,657	585,595	118,062	20

Operating income	178,770	195,173	(16,403)	(8)
Income (loss) from continuing operations	19,629	(16,958)	36,587	*
Earnings (loss) per share from continuing operations:
Basic and diluted	0.19	(0.17)	0.36	*

*	Percentage change not meaningful

U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2005	2004	$ Change	% Change

	(in thousands)
Revenue:
Service revenue	$323,420	$295,474	$27,946	9%
Roaming revenue	56,810	54,303	2,507	5
Equipment sales	18,800	20,423	(1,623)	(8)

Total revenue	399,030	370,200	28,830	8

Costs and expenses:
Cost of services	73,045	67,706	5,339	8
Cost of equipment sold	51,773	44,662	7,111	16
Sales and marketing	44,948	45,639	(691)	(2)
General and administrative	61,551	62,705	(1,154)	(2)

Total costs and expenses	231,317	220,712	10,605	5

Adjusted operating income(1)	$167,713	$149,488	$18,225	12

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
      Revenue. U.S. wireless service revenue increased for the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004. The increase in U.S. wireless service revenue was primarily due to increased ARPU. Contributing to the increase in ARPU during the fiscal year ended May 31, 2005 was an increase of $21.3 million of USF revenue, which included $5.5 million for prior fiscal years for which the amount did not become known and realizability was not probable until receipt of an FCC order in the first quarter of fiscal 2005.
      U.S. wireless roaming revenue increased for the fiscal year ended May 31, 2005. The increase was primarily due to an increase in GSM roaming minutes as a result of our launch of GSM service, partially offset by lower average roaming rates per minute. We expect roaming revenue to decline over the long term and anticipate that roaming revenues will remain a small percentage of consolidated revenues in future periods.
      Our U.S. wireless operations had approximately 586,000 and 563,000 subscribers at May 31, 2005 and May 31, 2004, respectively, which included 39,300 and 8,000, respectively, of wholesale subscribers. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user customer. Postpaid subscribers account for 97% of total U.S. wireless retail subscribers as of May 31, 2005. During the twelve months ended May 31, 2005, increases from new activations of 183,500 were offset by subscriber cancellations of 160,500. The monthly postpaid churn rate was 2.1% for the fiscal year ended May 31, 2005 as compared to 1.9% for the fiscal year ended May 31, 2004. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.
      Equipment sales decreased during the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004, due primarily to fewer activations.
      U.S. wireless ARPU per month was $61 for the fiscal year ended May 31, 2005, as compared to $56 for the same period a year ago. ARPU for the fiscal year ended May 31, 2005 included $5.5 million of USF revenue related to prior fiscal years. ARPU excluding the $5.5 million of USF revenue was $60 for the fiscal year ended May 31, 2005. Average MOUs per subscriber were 570 for the fiscal year ended May 31, 2005, as compared to 445 minutes for fiscal 2004, an increase of 28%. The increase in wireless ARPU was primarily due to the Company’s increased USF revenue during the fiscal year ended May 31, 2005 and, to a lesser extent, increased subscriber revenue.
      Costs and expenses. Cost of services increased during the fiscal year ended May 31, 2005, as compared to the same period last year. The increase was primarily due to an (i) increase in incollect roaming cost (costs associated with providing our subscribers roaming on other carriers networks) which was driven by higher incollect minutes of use partially offset by lower incollect roaming rates, (ii) increase in external and internal maintenance costs related to our wireless GSM/ GPRS network and (iii) increase in telephone service costs due to higher minutes of use. Average incollect roaming costs per subscriber were $2.82 per month for the fiscal year ended May 31, 2005, as compared to $2.43 per month for the same period a year ago. These increases were partially offset by reimbursements received for our costs in deploying basic and enhanced 911 services, or E911, which we accounted for as a reduction to cost of services. E911 capabilities will enable commercial mobile radio service systems to determine the location of persons making emergency calls.
      Cost of equipment sold increased for the fiscal year ended May 31, 2005, as compared to the same period last year. The increase from the prior fiscal year was primarily due to an increase in phones used for customer retention, partially offset by a slight decrease in average cost per phone and lower activations. We expect this trend to continue as we migrate our customers onto our GSM/ GPRS network.
      Sales and marketing expenses decreased slightly for the fiscal year ended May 31, 2005, as compared to the same period last year, primarily due to lower commissions as a result of lower activations.
      General and administrative expenses decreased slightly for the fiscal year ended May 31, 2005, as compared to the same period last year, primarily due to reduced legal and bad debt expenses. These decreases were partially offset by cost increases related to our compliance with the provisions of the Sarbanes-Oxley Act of 2002.
      Adjusted operating income for the U.S. wireless operations increased for the fiscal year ended May 31, 2005, as compared to the same period last year, primarily due to the receipt of an additional $21.3 million in USF support for the fiscal year ended May 31, 2005, as compared to fiscal 2004.

Caribbean Wireless Operations

	Fiscal Year Ended
	May 31,

	2005	2004	$ Change	% Change

	(in thousands)
Revenue:
Service revenue	$342,509	$292,995	$49,514	17%
Roaming revenue	1,918	2,889	(971)	(34)
Equipment sales	10,758	10,328	430	4

Total revenue	355,185	306,212	48,973	16

Costs and expenses:
Cost of services	55,658	43,887	11,771	27
Cost of equipment sold	41,428	40,841	587	1
Sales and marketing	43,339	37,178	6,161	17
General and administrative	75,124	65,243	9,881	15

Total costs and expenses	215,549	187,149	28,400	15

Adjusted operating income(1)	$139,636	$119,063	$20,573	17

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

      Revenue. Caribbean wireless service revenue increased during the fiscal year ended May 31, 2005, as compared to the same period last year. The increase in Caribbean wireless service revenue was primarily due to a significant increase in the number of subscribers, offset by a lower ARPU in the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004. The growth rate in service revenue was less than the growth in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic which generally have a lower ARPU than our subscribers in Puerto Rico.
      Our Caribbean wireless operations had approximately 658,800 subscribers at May 31, 2005, an increase of 33% from approximately 496,200 subscribers at May 31, 2004. During the twelve months ended May 31, 2005, increases from new activations of 423,200 were offset by subscriber cancellations of 260,600. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competitive factors and non-payment.
      The monthly postpaid churn rate remained flat at 2.4% for the fiscal year ended May 31, 2005. Our postpaid subscribers represented approximately 63% of our total Caribbean wireless subscribers for the fiscal year ended May 31, 2005, down from approximately 73% for the fiscal year ended May 31, 2004. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which has a higher percentage of prepaid customers.
      Caribbean wireless ARPU was $52 for the fiscal year ended May 31, 2005, as compared to $57 for fiscal 2004. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, which generally have a lower ARPU than postpaid subscribers.
      Our subscribers used an average of 927 minutes of airtime per month during the fiscal year ended May 31, 2005 compared to 907 minutes per month during the fiscal year ended May 31, 2004. Our postpaid subscribers used an average of 1,287 minutes of airtime per month during the fiscal year ended May 31, 2005, as compared to 1,174 minutes of use per month during the fiscal year ended May 31, 2004.
      Costs and expenses. Cost of services increased during the fiscal year ended May 31, 2005, as compared to the same period last year. The increase was primarily due to costs associated with a larger subscriber base, including interconnection, tower site, utilities and salary expenses.
      Sales and marketing expenses increased during the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was due to increases in compensation costs, agent commission expense and advertising costs as a result of growth in our subscriber base.
      General and administrative expenses increased during the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was primarily due to increases in costs associated with the expanding subscriber base, including salary expenses, subscriber billing services, and costs related to our compliance with the provisions of the Sarbanes-Oxley Act of 2002.
      Adjusted operating income for the Caribbean wireless operations increased for the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004, primarily due to a 33% increase in subscribers.

Caribbean Broadband Operations

	Fiscal Year Ended
	May 31,

	2005	2004	$ Change	% Change

	(in thousands)
Revenue:
Switched revenue	$48,407	$37,980	$10,427	27%
Dedicated revenue	53,499	49,559	3,940	8
Wholesale termination revenue	22,512	21,835	677	3
Other revenue	15,469	7,288	8,181	112

Total revenue	139,887	116,662	23,225	20

Costs and expenses:
Cost of services	48,521	43,319	5,202	12
Cost of equipment sold	1,130	567	563	99
Sales and marketing	7,690	6,143	1,547	25
General and administrative	23,534	19,733	3,801	19

Total costs and expenses	80,875	69,762	11,113	16

Adjusted operating income(1)	$59,012	$46,900	$12,112	26

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
      Revenue. Total Caribbean broadband revenue increased for the fiscal year ended May 31, 2005, as compared to fiscal 2004. This increase was due to a 13% increase in total access lines and equivalents to 299,100 and an increase in inter-carrier compensation revenue for the fiscal year ended May 31, 2005.
      Switched revenue increased for the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was primarily due to a 24% increase in switched access lines to 62,200 as of the end of May 31, 2005 and a corresponding growth in minutes of use.
      Dedicated revenue increased for the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was primarily the result of an 11% growth in voice grade equivalent dedicated lines to 236,900 partially offset by a decrease in revenue per circuit.
      Wholesale termination revenue increased slightly for the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004. Wholesale termination revenue represents service revenues we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic. The wholesale termination revenue has significantly lower gross margins than switched and dedicated revenue.
      Other revenue increased for the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was primarily due to an increase of approximately $6.5 million in inter-carrier compensation revenue, of which $2.5 million related to prior fiscal year in connection with various settlements with certain carriers.
      Costs and expenses. Cost of services increased during the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004. The increase was primarily due to an increase in access charges in the Dominican Republic, resulting from an increase in the number of international long distance minutes to the Dominican Republic that we terminate, partially offset by decreased termination expense in Puerto Rico. The decrease in Puerto Rico termination expense was primarily due to credits, of which $1.1 million was related to prior fiscal years, received from a carrier in connection with a settlement of interconnection disputes.

      Sales and marketing expenses increased for the fiscal year ended May 31, 2005, as compared to last fiscal year. The increase was primarily due to increased costs associated with growing the customer base, including salary expenses and advertising.
      General and administrative expenses increased for the fiscal year ended May 31, 2005, as compared to fiscal 2004. The increase was primarily due to increases in costs associated with the expanding customer base and costs related to our compliance with the provisions of the Sarbanes-Oxley Act.
      Adjusted operating income for the Caribbean broadband operations increased during for the fiscal year ended May 31, 2005, as compared to the fiscal year ended May 31, 2004 primarily as a result of increases in access lines and equivalents.
Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

Results of Operations
      We had approximately 1,059,200 wireless subscribers, including approximately 8,000 wholesale subscribers, at May 31, 2004, as compared to approximately 939,500, including approximately 2,400 wholesale subscribers, at May 31, 2003, an increase of 13%. The loss from continuing operations for the fiscal year ended May 31, 2004 was $17.0 million, as compared to $14.5 million for the fiscal year ended May 31, 2003. Included in the net loss for the fiscal year ended May 31, 2003 was a pre-tax impairment loss of $24.3 million for the write-down of certain undersea cable assets. Basic and diluted loss per share from continuing operations for the fiscal year ended May 31, 2004 was $0.17 as compared to $0.15 for the fiscal year ended May 31, 2003.
      We performed our annual goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2004. Based on the analysis performed in accordance with SFAS 142, we recorded no impairment charge during fiscal 2004.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), during the fiscal year ended May 31, 2003, we performed an impairment evaluation of our long-lived assets in our Caribbean broadband businesses because we determined at the time that certain undersea cable assets were to be underutilized. We performed asset impairment tests at the reporting unit level, the lowest level at which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the aggregate undiscounted cash flows to the carrying amount of the long-lived assets. Based on these tests, we determined that certain undersea cable assets should be considered impaired. The undersea cable assets are a component of property, plant and equipment, net in the consolidated balance sheet. As a result of this evaluation, we recorded a pre-tax impairment charge of $24.3 million on these assets for the fiscal year ended May 31, 2003, in accordance with SFAS 144. There have been no triggering events as defined under the guidance of SFAS 144 that would have required us to perform an impairment evaluation of our long-lived assets during the fiscal year ended May 31, 2004.
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

      The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended May 31,

	2004	2003	$ Change	% Change

	(in thousands, except per share data)
Revenue	$780,768	$701,858	$78,910	11%
Costs and expenses	585,595	559,862	25,733	5

Operating income	195,173	141,996	53,177	37
Loss from continuing operations	(16,958)	(14,515)	(2,443)	*
Loss per share from continuing operations:
Basic and diluted	(0.17)	(0.15)	(0.02)	*
      Operating income increased in 2004 over 2003 by $53.2 million. This growth was due primarily to (i) a 2003 write-down in our Caribbean operations of $24.3 million, (ii) growth in our Caribbean wireless business of $27.7 million due primarily to subscriber additions and (iii) growth in our Caribbean broadband business of $62.6 million due to increases in switched access lines and voice grade equivalents, offset by a reduction in our U.S. wireless business of $12.8 million due primarily to decreased roaming revenue.

U.S. Wireless Operations

	Fiscal Year Ended May 31,

	2004	2003	$ Change	% Change

	(in thousands)
Revenue:
Service revenue	$295,474	$261,557	$33,917	13%
Roaming revenue	54,303	77,632	(23,329)	(30)
Equipment sales	20,423	16,440	3,983	24

Total revenue	370,200	355,629	14,571	4

Costs and expenses:
Cost of services	67,706	63,609	4,097	6
Cost of equipment sold	44,662	36,059	8,603	24
Sales and marketing	45,639	44,966	673	1
General and administrative	62,705	49,873	12,832	26

Total costs and expenses	220,712	194,507	26,205	13

Adjusted operating income(1)	$149,488	$161,122	$(11,634)	(7)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
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

      Our U.S. wireless operations had approximately 563,000 and 540,900 subscribers as of May 31, 2004 and May 31, 2003, respectively, which included 8,000 and 2,400 wholesale subscribers, respectively. Postpaid subscribers account for 95% of total U.S. wireless subscribers as of May 31, 2004. During the twelve months ended May 31, 2004, increases from new activations of 174,700 were offset by subscriber cancellations of 152,600. The monthly postpaid churn rate was 1.9% for the fiscal year ended May 31, 2004, as compared to 2.0% for the same period last year. The cancellations experienced by the U.S. wireless operations were primarily due to competitive factors and non-payment.
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

Caribbean Wireless Operations

	Fiscal Year Ended May 31,

	2004	2003	$ Change	% Change

	(in thousands)
Revenue:
Service revenue	$292,995	$248,441	$44,554	18%
Roaming revenue	2,889	3,001	(112)	(4)
Equipment sales	10,328	10,610	(282)	(3)

Total revenue	306,212	262,052	44,160	17

Costs and expenses:
Cost of services	43,887	43,304	583	1
Cost of equipment sold	40,841	34,145	6,696	20
Sales and marketing	37,178	38,586	(1,408)	(4)
General and administrative	65,243	51,628	13,615	26

Total costs and expenses	187,149	167,663	19,486	12

Adjusted operating income(1)	$119,063	$94,389	$24,674	26

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
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
      The monthly postpaid churn rate was 2.4% for the fiscal year ended May 31, 2004, as compared to 2.7% for the same period last year. Our postpaid subscribers represented approximately 73% of our total Caribbean wireless subscribers at May 31, 2004, down from approximately 75% at May 31, 2003. The decrease in the percentage of postpaid customers was due to growth in our Dominican Republic operations, which have a higher percentage of prepaid customers.
      Caribbean wireless ARPU was $57 for the fiscal year ended May 31, 2004, as compared to $58 for the fiscal year ended May 31, 2003. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers which generally have a lower ARPU than postpaid subscribers. Our subscribers used an average of 907 minutes of airtime per month during the fiscal year ended May 31, 2004, compared to 728 minutes per month during fiscal 2003. Our postpaid subscribers used an average of 1,174 minutes of airtime per month during the fiscal year ended May 31, 2004, as compared to 981 minutes of use per month during fiscal 2003.
      Costs and expenses. Cost of equipment sold increased during the fiscal year ended May 31, 2004, as compared to the same period last year. The increase was primarily due to a higher percentage of phones sold instead of loaned in Puerto Rico as compared to the prior year, as well as to an increase in the number of phones used for upgrades and retention. An increase in the percentage of phones sold increases our costs and expenses because the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is loaned to a customer is charged to depreciation expense over the life of the phone.
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

Caribbean Broadband Operations

	Fiscal Year Ended
	May 31,

	2004	2003	$ Change	% Change

	(in thousands)
Revenue:
Switched revenue	$37,980	$33,737	$4,243	13%
Dedicated revenue	49,559	40,069	9,490	24
Wholesale termination revenue	21,835	7,932	13,903	175
Other revenue	7,288	12,441	(5,153)	(41)

Total revenue	116,662	94,179	22,483	24

Costs and expenses:
Cost of services	43,319	38,034	5,285	14
Cost of equipment sold	567	672	(105)	(16)
Sales and marketing	6,143	5,781	362	6
General and administrative	19,733	20,048	(315)	(2)

Total costs and expenses	69,762	64,535	5,227	8

Adjusted operating income(1)	$46,900	$29,644	$17,256	58

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
      Revenue. Caribbean broadband total revenue increased for the fiscal year ended May 31, 2004, as compared to the previous fiscal year. This change was due to a 19% increase in total access lines and equivalents to 264,100 and to an increase in wholesale termination revenue resulting from an increase in southbound terminating minutes to the Dominican Republic.
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
      Dedicated revenue increased for the fiscal year ended May 31, 2004, as compared to the same period last year. The increase was primarily the result of an 18% growth in voice grade equivalent dedicated lines to 213,900 as well as an increase in total revenue per circuit, resulting from an improved mix of sales to higher bandwidth products.

      Wholesale termination revenue increased for the fiscal year ended May 31, 2004, as compared to the fiscal year ended May 31, 2003. Wholesale termination revenue represents service revenues we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic. The wholesale termination revenue has significantly lower gross margins than the switched and dedicated revenue.
      Other revenue decreased for the fiscal year ended May 31, 2004 from the same period last year. The decrease was primarily attributable to a decrease in interconnection rates in Puerto Rico as well as the sale of our Internet service provider business in Jamaica in January 2003.
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
Liquidity and Capital Resources

Weighted Average Debt Outstanding and Interest Expense

	Fiscal Year Ended			Fiscal Year Ended
	May 31,			May 31,

	2005	2004	Change	2004	2003	Change

	(in millions)
Weighted Average Debt Outstanding	$1,726.2	$1,748.7	$(22.5)	$1,748.7	$1,761.4	$(12.7)
Weighted Average Gross Interest Rate(1)	8.6%	9.3%	(0.7)%	9.3%	8.3%	1.0%
Weighted Average Gross Interest Rate(2)	8.1%	9.0%	(0.9)%	9.0%	7.9%	1.1%
Gross Interest Expense(1)	$147.64	$163.47	$(15.83)	$163.47	$146.52	$16.95
Interest Income	$2.60	$0.55	$2.05	$0.55	$1.01	$(0.46)

Net Interest Expense	$145.04	$162.92	$(17.88)	$162.92	$145.51	$17.41

(1)	Including amortization of debt issuance costs

(2)	Excluding amortization of debt issuance costs
      The decrease in net interest expense for the fiscal year ended May 31, 2005 as compared to fiscal 2004 resulted primarily from a decrease in weighted average interest rate of approximately 0.9%, which resulted from our Debt Refinancing described below and, to a lesser extent, a lower weighted average debt.
      At May 31, 2005, we had total liquidity of $282.5 million, consisting of cash and cash equivalents totaling $132.8 million and approximately $149.7 million available under our revolving credit facility.
      On March 1, 2005, we entered into an interest rate swap agreement (the “swap”), through our wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), to hedge variable interest rate risk on $250.0 million of our $592.5 million of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At May 31, 2005, we recorded a liability of $1.3 million, which is included in other liabilities in the consolidated balance sheet, for the fair value of the swap. For the fiscal year ended May 31, 2005, we recorded an adjustment of $0.8 million, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of the swap.

      On February 10, 2005, we amended our New Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the New Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 3.26% as of May 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
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
      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $600.0 million of which $592.5 million remained outstanding at May 31, 2005 and which requires quarterly amortization payments in an aggregate principal amount of $6.0 million in each of the fiscal years ended 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At May 31, 2005, $149.7 million was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.
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
      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2005, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh Carson, our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.
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
      Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at May 31, 2005.
      For the fiscal year ended May 31, 2005, the ratio of earnings to fixed charges was 1.14. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.
      As of May 31, 2005, we had $618.9 million of property, plant and equipment, net, placed in service. We had capital expenditures of $170.7 million for the fiscal year ended May 31, 2005. Capital expenditures for the U.S. wireless operations were $74.7 million, representing 43.8% of total capital expenditures, for the fiscal year ended May 31, 2005. These expenditures were to expand the coverage areas and upgrade our cell sites, and our call switching equipment of existing wireless properties and to deploy our GSM/ GPRS network in each of our cell sites in our Southeast cluster and build out our newly acquired spectrum in Grand Rapids and Lansing Michigan. Capital expenditures for the Caribbean wireless operations were $72.3 million, representing 42.4% of total capital expenditures, which included $22.1 million of capitalized phones in Puerto Rico we loan to our customers. These expenditures were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to replace and upgrade our Puerto Rico Wireless and U.S. Virgin Islands Network. Capital expenditures for the Caribbean broadband operations were $23.7 million, representing 13.8% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean broadband network infrastructure.
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
      In March 2005, we entered into an agreement with Telmar Network Technology to sell to Telmar for $8.1 million certain CDMA equipment that was being replaced as part of our wireless network replacement and upgrade in Puerto Rico. As of May 31, 2005, Telmar had paid us $2.0 million under the agreement and the balance of the purchase price will be paid as Telmar removes the equipment, which is expected to occur during the first two quarters of fiscal 2006.
      In February 2005, the FCC’s auction of broadband PCS licenses ended and we were the highest bidder for a 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license was $0.9 million and we closed on the purchase during the fourth quarter of the fiscal year ended May 31, 2005.
      On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS 144.
      In August 2004, we entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19.5 million. At the same time, we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expected to acquire from AT&T Wireless. We consummated the transactions on October 1, 2004. As a result of the transactions, we acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.
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
      In August 2002, we sold our 51% interest in our Jamaican wireless business, Centennial Digital Jamaica Ltd. (“CDJ”), to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal 2002. We recorded a pre-tax gain of $2.6 million, which is included in loss (gain) on disposition of assets in the consolidated statement of operations for the twelve months ended May 31, 2003. In addition, we reduced our net liabilities by approximately $2.6 million, including consolidated long-term debt by approximately $45.1 million (largely comprised of a vendor financing credit facility with Lucent Technologies, which was non-recourse to us) as a result of this transaction.
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
Commitments and Contingencies
      We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with our existing undersea capacity and terminate in the United States. As part of the agreements, we have committed to spend approximately $5.3 million. As of May 31, 2005, we have paid $0.3 million under these agreements.
      In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of May 31, 2005, we have paid approximately $10.2 million in connection with this agreement.
      In December 2004, we entered into an agreement with Nortel Networks to upgrade our wireless network equipment in Puerto Rico and the U.S. Virgin Islands. We have committed to purchase approximately $20.0 million of equipment and services under the agreement. As of May 31, 2005, we have paid approximately $18.0 million in connection with this agreement.
      We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2005, 37,613,079 shares remain available for issuance under the shelf.
      On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group). As of May 31, 2005, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. We have redeemed $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $114.5 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.
      The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2005 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations	$1,619,109	$5,738	$11,749	$155,990	$1,445,632
Operating leases obligations	163,360	16,460	25,324	20,791	100,785
Purchase obligations	71,412	17,215	21,021	21,879	11,297

Total contractual cash obligations	1,853,881	39,413	58,094	198,660	1,557,714
Sublessor agreements	(3,162)	(1,073)	(1,446)	(566)	(77)

Net	$1,850,719	$38,340	$56,648	$198,094	$1,557,637

Related Party Transactions
      Welsh Carson and its affiliates hold approximately 54% of our outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $0.5 million and $0.3 million, respectively. We recorded expenses of approximately $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2005, 2004 and 2003. At May 31, 2005 and 2004, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.
      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. We have redeemed a total of $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes and have paid a total of approximately $9.3 million in tender premiums in connection with this redemption, of which the Welsh Carson affiliate received $114.5 million of principal prepayments and approximately $4.7 million of tender premiums pursuant to this redemption.
      We are a party to various transactions involving entities controlled by Abraham Selman, the 20% minority stockholder in our Dominican Republic operations. During the fiscal year ended May 31, 2005, we paid entities owned by Mr. Selman amounts totaling approximately $1.2 million, including approximately $1.1 million related to the build-out of our wireless operations in the Dominican Republic. At May 31, 2005, we were owed approximately $1.7 million by companies under Mr. Selman’s control.

Subsequent Events
      In July 2005, we entered into an agreement with Ericsson, Inc. to purchase various equipment and services for our U.S. wireless GSM/ GPRS network. Under the agreement, we have committed to spend approximately $20 million during fiscal 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are subject to market risks due to fluctuations in interest rates. Approximately $592.5 million of our long-term debt has variable interest rates. We utilize an interest rate swap agreement to hedge variable interest rate risk on $250.0 million of our variable interest rate debt as part of our interest rate risk management program.
      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2005:

	Fiscal Year Ended May 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

				(in thousands)
Long-term debt:
Fixed rate	$(262)	$(206)	$(45)	$145,175	$315	$881,632	$1,026,609	$1,096,584
Average fixed interest rate	10.8%	10.0%	10.0%	10.8%	10.0%	9.4%	9.6%	—
Variable rate	$6,000	$6,000	$6,000	$6,000	$4,500	564,000	$592,500	$592,500
Average variable interest rate(1)	4.0%	4.3%	4.2%	4.4%	4.5%	4.6%	4.6%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$250,000	$250,000
Average pay rate	6.29%	6.29%
Average receive rate	6.26%	6.50%

(1)	Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.
      We have variable rate debt that at May 31, 2005 and 2004 had outstanding balances of $592.5 million and $598.5 million, respectively. The fair value of such debt approximates the carrying value at May 31, 2005 and 2004. Of the variable rate debt, $250.0 million was hedged at May 31, 2005, using an interest rate swap agreement. The swap was designated a cash flow hedge. The fixed interest rate on the interest rate swap was 6.29% at May 31, 2005 and the swap expires on March 31, 2007. Based on our unhedged variable rate obligations outstanding at May 31, 2005, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.2 million.

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

Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2005.
      The Company sold its previously owned cable television subsidiary, Centennial Cable, on December 28, 2004 and the disposition was accounted for as a discontinued operation. Subsequent to the filing of its Form 10-Q for the period ended February 28, 2005 and during the year-end process of reconciling and rolling forward its deferred tax liability balances, the Company identified an error in the amount of deferred income taxes included in the calculation of the gain on disposal, requiring the restatement of its financial statements as of and for the three and nine months ended February 28, 2005. The correction of this error reflects non-cash adjustments to gain on disposition of discontinued operations, net income from discontinued operations, consolidated net income and total stockholders’ deficit. See Note 15 of the consolidated financial statements contained in this report for additional information regarding the restatement.
      The Company has taken a series of steps which remediated the control procedures that resulted in the error described above. In connection therewith, prior to May 31, 2005, the Company created additional quarterly and year-end procedures and controls including a detailed rollforward and reconciliation of all deferred income taxes, analysis and recording of deferred taxes at the individual business unit level rather than at the consolidated level, as well as additional levels of review during the financial statement close process as it relates to income taxes.

Management’s Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005. Based on this assessment, management concluded that the internal control over financial reporting of the Company was effective as of May 31, 2005.
      The Company’s financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Deloitte & Touche LLP has also issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears at F-1.

Change in Internal Control Over Financial Reporting
      Except as discussed above in Item 9A, there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Equity Compensation Plan Information
      The following table provides information as of May 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	7,013,194	$5.44	2,795,551
Equity compensation plans not approved by stockholders	—	—	—

Total	7,013,194	$5.44	2,795,551

(1)	Our existing equity compensation plan has been approved by our stockholders.
      See Note 8 to the Consolidated Financial Statements for a description of the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.

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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
      1. Index of Consolidated Financial Statements
      The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:
      2. Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts
      3. Exhibits
      See Item 15(b) below.

(b)	Exhibits
      The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).

3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).

3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).

Exhibit
Number	Description

3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).

3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).

4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

4.2	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

4.3	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

4.4	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

4.5	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).

4.6	Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

4.7	Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).

4.8	Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

4.9	Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

4.10	Stock Purchase Agreement among, Centennial Caribbean Holding Corp., Centennial Cellular Operating Co. LLC and Puerto Rico Acquisition Company, Inc. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed October 1, 2004).

10.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

Exhibit
Number	Description

10.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).

10.1.3	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

+10.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

+10.3	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on August 29, 2001).

10.4	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

10.5	Employment Agreement dated as of March 11, 2002, between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).

10.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).

10.7	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

10.8	Severance Agreement and General Release between Centennial Communications Corp. and John de Armas, dated January 19, 2005 (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s form 8-K filed on January 25, 2005).

**12	Computation of Ratios.

**21	Subsidiaries of Centennial Communications Corp.

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey
      We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended May 31, 2005. We also have audited management’s assessment, included under the caption Management’s Report on Internal Control Over Financial Reporting, listed in Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
August 11, 2005

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,820	$105,712
Accounts receivable, less allowance for doubtful accounts of $6,874 and $5,385, respectively	103,309	84,583
Inventory — phones and accessories, net	24,713	15,986
Prepaid expenses and other current assets	32,530	32,280
Assets held for sale	—	134,625

Total Current Assets	293,372	373,186
Property, plant and equipment, net	618,947	631,671
Equity investments in wireless systems, net	2,500	2,697
Debt issuance costs, less accumulated amortization of $14,418 and $12,719, respectively	44,471	54,948
U.S. wireless licenses	383,858	371,766
Caribbean wireless licenses, net	69,492	70,492
Goodwill	26,704	26,704
Customer lists, net	—	319
Transmission and connecting rights, net	752	840
Cable facility, net	3,970	4,210
Other assets, net	2,674	2,814

TOTAL ASSETS	$1,446,740	$1,539,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,738	$5,850
Accounts payable	36,653	26,884
Accrued expenses and other current liabilities	192,007	191,559
Payable to affiliates	125	125
Liabilities held for sale	—	43,038

Total Current Liabilities	234,523	267,456
Long-term debt	1,613,371	1,762,016
Deferred federal income taxes	63,738	47,049
Other liabilities	14,612	10,224
Minority interest in subsidiaries	2,451	1,543
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 104,097,923 and 103,223,924 shares, respectively; and outstanding 104,027,420 and 103,153,421 shares, respectively	1,041	1,032
Additional paid-in capital	480,276	474,918
Accumulated deficit	(961,416)	(1,023,514)
Accumulated other comprehensive loss	(779)	—

	(480,878)	(547,564)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(481,955)	(548,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,446,740	$1,539,647

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,

	2005	2004	2003

REVENUE:
Service revenue	$852,869	$749,790	$674,396
Equipment sales	29,558	30,978	27,462

	882,427	780,768	701,858

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	166,050	143,189	135,528
Cost of equipment sold	94,331	86,071	70,876
Sales and marketing	95,977	88,960	89,333
General and administrative	159,708	148,610	125,059
Depreciation and amortization	202,053	118,124	116,169
Loss on impairment of assets	—	—	24,338
(Gain) loss on disposition of assets	(14,462)	641	(1,441)

	703,657	585,595	559,862

OPERATING INCOME	178,770	195,173	141,996
INTEREST EXPENSE, NET	(145,041)	(162,922)	(145,512)
LOSS ON EXTINGUISHMENT OF DEBT	(9,052)	(39,176)	—
OTHER (EXPENSE) INCOME	(2,500)	36	(1,045)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	22,177	(6,889)	(4,561)
INCOME TAX EXPENSE	(2,154)	(9,585)	(9,657)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	20,023	(16,474)	(14,218)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(934)	(627)	(489)
INCOME FROM EQUITY INVESTMENTS	540	143	192

INCOME (LOSS) FROM CONTINUING OPERATIONS	19,629	(16,958)	(14,515)

DISCONTINUED OPERATIONS:
Income (loss)	2,767	(8,967)	(176,692)
Gain on disposition	62,573	—	—
Tax (expense) benefit	(22,871)	3,133	79,561

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	42,469	(5,834)	(97,131)

NET INCOME (LOSS)	$62,098	$(22,792)	$(111,646)

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$(0.17)	$(0.15)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.41	(0.06)	(1.02)

NET INCOME (LOSS) PER SHARE	$0.60	$(0.23)	$(1.17)

DILUTED
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$(0.17)	$(0.15)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.40	(0.06)	(1.02)

NET INCOME (LOSS) PER SHARE	$0.59	$(0.23)	$(1.17)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	103,477	99,937	95,577

DILUTED	105,217	99,937	95,577

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

							Accumulated
	Common Stock		Additional				Other
			Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at May 31, 2002	95,482,191	$955	$437,350	$(1,077)	$(50)	$(889,076)	$(7,522)	$(459,420)

Net loss	—	—	—	—	—	(111,646)	—	(111,646)
Other comprehensive income	—	—	—	—	—	—	2,928	2,928

Comprehensive loss								(108,718)
Common stock issued in connection with incentive plans	84,608	1	263	—	—	—	—	264
Common stock issued in connection with employee stock purchase plan	199,740	2	483	—	—	—	—	485
Amortization of deferred compensation	—	—	—	—	46	—	—	46

Balance at May 31, 2003	95,766,539	958	438,096	(1,077)	(4)	(1,000,722)	(4,594)	(567,343)

Net loss	—	—	—	—	—	(22,792)	—	(22,792)
Other comprehensive income	—	—	—	—	—	—	4,594	4,594

Comprehensive loss								(18,198)
Common stock issued in connection with incentive plans	298,894	3	1,326	—	—	—	—	1,329
Common stock issued in connection with employee stock purchase plan	158,491	1	389	—	—	—	—	390
Common stock issued in connection with equity offering	7,000,000	70	35,025	—	—	—	—	35,095
Amortization of deferred compensation	—	—	—	—	4	—	—	4
Income tax benefit from stock options exercised	—	—	82	—	—	—	—	82

Balance at May 31, 2004	103,223,924	1,032	474,918	(1,077)	—	(1,023,514)	—	(548,641)

Net income	—	—	—	—	—	62,098	—	62,098
Other comprehensive loss	—	—	—	—	—	—	(779)	(779)

Comprehensive income								61,319
Common stock issued in connection with incentive plans	787,091	8	3,546	—	—	—	—	3,554
Common stock issued in connection with employee stock purchase plan	86,908	1	424	—	—	—	—	425
Income tax benefit from stock options exercised	—	—	1,388	—	—	—	—	1,388

Balance at May 31, 2005	104,097,923	$1,041	$480,276	$(1,077)	$—	$(961,416)	$(779)	$(481,955)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$62,098	$(22,792)	$(111,646)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,858	140,991	139,065
Non-cash, paid-in kind interest	—	13,997	25,892
Minority interest in income of subsidiaries	934	627	489
Deferred income taxes	(10,517)	2,388	(79,389)
Income from equity investments	(540)	(143)	(192)
Distributions received from equity investments	737	14	67
Loss on impairment of assets	—	—	189,492
Loss (gain) on disposition of assets	(76,549)	1,500	(1,451)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase) decrease	(13,796)	(15,605)	19,646
Inventory — phones and accessories, net — (increase) decrease	(8,727)	(9,497)	5,650
Prepaid expenses and other current assets — (increase) decrease	(2,611)	3,371	(17,069)
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	368	57,499	26,845
Deferred revenue and customer deposits — (decrease) increase	(3,184)	1,704	(1,488)
Other	37,430	31,120	(3,385)

Total adjustments	131,403	227,966	304,172

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,501	205,174	192,526

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	150	2,442	25,199
Capital expenditures	(175,567)	(132,930)	(133,109)
Proceeds from sale of discontinued operation	157,432	—	—
Proceeds from sale of wireless spectrum	24,000	—	—
Payments for purchase of wireless spectrum	(20,444)	—	—
Payments, net, for assets held under capital leases	—	—	(105)

NET CASH USED IN INVESTING ACTIVITIES	(14,429)	(130,488)	(108,015)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	1,425,000	36,398
Repayment of debt	(162,335)	(1,448,880)	(81,096)
Debt issuance costs paid	—	(48,064)	(1,621)
Net proceeds from the issuance of common stock	—	35,095	—
Proceeds from the exercise of stock options	3,554	1,329	—
Proceeds from issuance of common stock under employee stock purchase plan	425	390	485

NET CASH USED IN FINANCING ACTIVITIES	(158,356)	(35,130)	(45,834)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,716	39,556	38,677
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	112,104	72,548	33,871

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$132,820	$112,104	$72,548

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$145,359	$106,832	$111,668

Income taxes	$7,411	$9,070	$14,682

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$12,155	$13,622	$20,014

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

Note 1.	Description of Business and Summary of Significant Accounting Principles

Description of Business:
      Centennial Communications Corp. (together with its subsidiaries and partnership interests, the “Company”) provides wireless communications and broadband services in the Caribbean and wireless communications in the United States (“U.S.”). On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), merged with and into the Company (the “Merger”). The Company continued as the surviving corporation in the Merger. The Merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill related to the Merger was created.
      At May 31, 2005, the Company owned and operated wireless licenses in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands and provided voice, data and Internet services on broadband networks in the Caribbean region. The Company also owns and operates wireless telephone systems in the United States.
      On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (see Note 2).

Principles of Consolidation:
      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.
      The consolidated balance sheet as of May 31, 2004 and the consolidated statements of operations, common stockholders’ deficit and cash flows for the fiscal years ended May 31, 2004 and May 31, 2003, respectively, included herein have been derived from the consolidated balance sheet and consolidated statements of operations, common stockholders’ deficit and cash flows included in the Company’s May 31, 2004 Annual Report on Form 10-K/ A, adjusted to present the classification of Centennial Cable as a discontinued operation (see Note 2).

Cash and Cash Equivalents:
      The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents, which are stated at cost and approximate fair value, consist principally of overnight deposits and commercial paper.

Allowance for Doubtful Accounts:
      The Company maintains an allowance for doubtful accounts for estimated losses, which result from its customers not making required payments. The Company bases its allowance on the likelihood of recoverability of its customer accounts receivable based on past experience and by reviewing current collection trends that are expected to continue. If economic or industry trends worsen beyond the Company’s estimates, it would increase its allowance for doubtful accounts by recording additional expense.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

Inventory:
      Inventory consists primarily of phones and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis.

Property, Plant and Equipment:
      Property, plant and equipment is stated at original cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Transmission and distribution systems and related equipment	4-30 years
Miscellaneous equipment and furniture and fixtures	5-20 years
Personal Communications Service (“PCS”) phones	18 months
      In our Puerto Rico wireless operations, we sell and loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is loaned to a customer is charged to depreciation expense over the life of the phone.

Puerto Rico Wireless Network Replacement and Upgrade
      On December 31, 2004, the Company entered into an agreement with Nortel Networks to replace and upgrade its wireless network in Puerto Rico and the U.S. Virgin Islands. Under the terms of the agreement, the Company has committed to purchase approximately $20,000 of new wireless products and services. As a result of this upgrade, the Company accelerated the depreciation on its existing wireless network equipment to be replaced, resulting in approximately $72,703 of incremental depreciation during the fiscal year ended May 31, 2005. The upgrade is expected to be completed in the first quarter of fiscal 2006.

Wireless Network Equipment Useful Lives
      The Company continually evaluates the reasonableness of its estimated useful lives, which are used to depreciate its long-lived assets. During the quarter ended February 28, 2005, as a result of the rate of migration of the Company’s subscriber base from its TDMA (Time Division Multiple Access) network to its GSM/ GPRS (Global System for Mobile Communications) network in the United States consistently exceeding expectations, regulatory changes and other industry and technological developments, as well as the Puerto Rico wireless network replacement and upgrade described above, all of which took place during the fiscal third quarter of 2005, the Company undertook a detailed reassessment of the useful lives of certain of its U.S. and Caribbean wireless network assets. As a result of the outcome of this detailed assessment, which was implemented effective December 31, 2004, service lives were shortened from 10 years to 4 years in order to fully depreciate all TDMA equipment by the end of December 2008. Additionally, service lives were shortened from 10 years to 7 years for all GSM and CDMA (Code Division Multiple Access) equipment. The impact of these changes was an increase in depreciation expense of approximately $4,888 during the fiscal year ended May 31, 2005.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
difference between the cost of such investments and the underlying book value is considered an indefinite-lived asset and is not amortized but rather is tested for impairment.

Goodwill and Other Intangible Assets:
      A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico PCS licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico PCS licenses. As a result, the U.S. wireless and Puerto Rico PCS licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico PCS licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses have a finite life and therefore are being amortized over a twenty-year period, (i.e. the life of the license) using the straight-line method.
      Goodwill and other intangible assets with indefinite lives are subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for intangible assets not subject to amortization is performed using a residual value approach. A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at its corporate weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceed their respective fair value, an impairment loss is recognized in an amount equal to the excess.
      The Company currently tests intangible assets not subject to amortization for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.
      The Company performed its annual goodwill and intangible asset impairment analyses during the third quarter of fiscal year 2005. Based upon the results of these analyses, there were no impairments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      On September 29, 2004, the U.S. Securities and Exchange Commission (“SEC”) issued a Staff Announcement titled “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement requires adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations” (“SFAS 141”), effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method is to be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Company is currently evaluating its wireless licenses for potential impairment using a direct value methodology as of June 1, 2005 in accordance with this Staff Announcement to determine the effect, if any, of adopting a direct value method on its consolidated results of operations and consolidated financial position.
      The following tables present the intangible assets not subject to amortization during the fiscal years ended May 31, 2005 and May 31, 2004.

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2004	Acquired	Recognized	2005

U.S. wireless licenses(2)	$371,766	$12,092	$—	$383,858
Caribbean wireless licenses — Puerto Rico(1)	54,159	—	—	54,159

Total	$425,925	$12,092	$—	$438,017

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2003	Acquired	Recognized	2004

U.S. wireless licenses(2)	$371,766	$—	$—	$371,766
Caribbean wireless licenses — Puerto Rico(1)	54,159	—	—	54,159

Total	$425,925	$—	$—	$425,925

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

(2)	Includes SFAS 109 adjustments of $45,000 to U.S. wireless licenses.
      Cable franchise costs with a carrying amount of $52,139 as of May 31, 2004, are included in assets held for sale in the consolidated balance sheet.
      During the fiscal year ended May 31, 2005, the Company acquired 10 MHz of PCS spectrum covering approximately 4.1 million Pops for an aggregate purchase price of $19,495. At the same time, the Company sold a portion of the acquired PCS spectrum with a cost of $8,352 for $24,000. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale of part of operations, which is included along with other miscellaneous items in gain on disposition of assets in the Consolidated Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense, related to this gain. This transaction resulted in the Company recording an additional $11,143 of U.S. wireless licenses.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      In February 2005, the FCC’s auction of broadband PCS licenses ended and the Company was the highest bidder for the 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license was $949 and the Company closed on the purchase during the fourth quarter of the fiscal year ended May 31, 2005.

Other Intangible Assets Subject to Amortization
      The following table presents other intangible assets subject to amortization:

		As of May 31, 2005		As of May 31, 2004

	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$4,667	$20,000	$3,667
Customer lists	4-5 years	21,616	21,616	21,616	21,297
Transmission and connecting rights	25 years	2,192	1,440	2,192	1,352
Cable facility	25 years	6,000	2,030	6,000	1,790

Total		$49,808	$29,753	$49,808	$28,106

      Customer lists with a gross carrying amount of $26,854 and accumulated amortization of $18,692, as of May 31, 2004, are included in assets held for sale in the consolidated balance sheet.
      Other intangible assets amortization expense was $1,647, $6,007 and $7,087 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively. Based solely on the finite lived intangible assets existing at May 31, 2005, the amortization expense for the next five fiscal years is estimated to be $1,328 per fiscal year.

Goodwill
      The goodwill balance in the Caribbean wireless segment was $22,517 at May 31, 2005 and 2004. The goodwill balance in the Caribbean broadband segment was $4,187 at May 31, 2005 and 2004.

Valuation of Long-Lived Assets:
      Long-lived assets such as property, plant and equipment, and certain license costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted future cash flows for the businesses with the carrying value of the long-lived assets.

Derivative Financial Instruments:
      Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Amounts paid or received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense.
      We record all derivatives in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense.
      On March 1, 2005, the Company, through its wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), entered into an interest rate swap agreement (the “swap”) to hedge variable interest rate risk on $250,000 of its $592,500 of variable interest rate term loans. The swap is effective as of March 31, 2005, for a term of two years, expiring March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At May 31, 2005 the Company recorded a liability of $1,267, which is included in other liabilities in the consolidated balance sheet, for the fair value of the swap. For the fiscal year ended May 31, 2005, the Company recorded an adjustment of $779, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of the swap.
      As a result of the Debt Refinancing (see Note 6), as of May 31, 2004, the Company terminated all of its derivative financial instruments that were outstanding. Prior to the termination of the derivatives, the Company recorded a reduction of $2,294, net of tax, in accumulated other comprehensive loss and also decreased its liabilities by $3,980 due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, the Company recorded $2,300 to other comprehensive income, which is included as a reduction in interest expense in the consolidated statements of operations.
      In connection with the termination of the Company’s derivative financial instruments the Company also incurred and paid breakage fees of $1,892, which were recorded as interest expense in the Consolidated Statement of Operations for the year ended May 31, 2004.
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
      In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company has determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the statement of operations. The Company adopted EITF No. 00-21 effective September 1, 2003 and has applied it on a prospective basis. Since the Company adopted EITF No. 00-21 prospectively, all previously deferred activation fees will continue to be amortized over their remaining customer relationship period. Because activation fees are not material, the Company’s adoption of EITF No. 00-21 did not have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows. Revenue from other services is recognized when earned.

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

Income Taxes:
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax balance will not be realized. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.
      The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the fiscal year ended May 31, 2005 by $7,382

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
primarily attributed to the reduction in exposure due to the expiration of the statute of limitations for the assessment of tax for the tax years ended May 31, 2001 and 2000.

Earnings (Loss) per Share:
      Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. For the fiscal year ended May 31, 2005, the difference between the basic and diluted weighted average number of shares outstanding represented approximately 1,740 potentially dilutive common shares as a result of outstanding options. For the year ended May 31, 2005, options to purchase 333 shares were excluded from the calculation of diluted earnings(loss) per share because the grant prices exceeded the market prices. Due to the net loss incurred for the fiscal years ended May 31, 2004 and 2003, all options outstanding during that period were anti-dilutive, thus basic and diluted shares were equal.

Foreign Currency Translation:
      The U.S. dollar is the functional currency of the Company’s worldwide operations. Gains and losses arising from the remeasurement of foreign currency financial statement balances into U.S. dollars are included in income on the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in income on the consolidated statements of operations.

Compensated Absences:
      Employees of the Company are entitled to paid vacation depending on job classification, length of service, and other factors. When the amount is reasonably estimable, a liability has been recorded for employees in the accompanying financial statements. In certain circumstances, the amount is not reasonably estimable and no liability has been recorded for those employees in the accompanying financial statements.

Stock-Based Compensation:
      Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply APB No. 25 and follow the disclosure only provisions of SFAS 123.
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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS 123 are shown below:

	Fiscal Year Ended May 31,

	2005	2004	2003

Net income (loss):
As reported	$62,098	$(22,792)	$(111,646)
Add: stock-based employee compensation expense included in reported net loss	$—	$7	$—
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	$(3,113)	$(1,899)	$(3,659)

Pro forma	$58,985	$(24,684)	$(115,305)
Earnings (loss) per share:
Basic:
As reported	$0.60	$(0.23)	$(1.17)
Pro forma	$0.57	$(0.25)	$(1.21)
Diluted:
As reported	$0.59	$(0.23)	$(1.17)
Pro forma	$0.56	$(0.25)	$(1.21)
      The fair value of options granted under the Company’s stock option plans during fiscal 2005, 2004 and 2003 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,

	2005	2004	2003

Expected volatility	120.6%	126.3%	128.4%
Risk-free interest rate	3.6%	3.5%	2.3%
Expected lives of option grants	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

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

Reclassifications:
      Certain prior year information, primarily related to the presentation of Centennial Cable as a discontinued operation, has been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) (discussed below), and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the effect of SAB No. 107 on its implementation and adoption of SFAS 123R.
      In December 2004, the FASB issued SFAS 123R which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS 123R is for annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not expect that the adoption of SFAS 153 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

Note 2.	Discontinued Operations
      On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS 144.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Fiscal Year Ended May 31,

	2005*	2004	2003

Revenue	$30,303	$48,691	$48,017
Income (loss) from discontinued operations	2,767	(8,967)	(176,692)
Gain on disposition	62,573	—	—
Income tax (expense) benefit	(22,871)	3,133	79,561
Net income (loss) from discontinued operations	$42,469	$(5,834)	$(97,131)

As of May 31,
2004

Current assets	$11,760
Property, plant and equipment, net	61,947
Cable franchise costs	52,139
Total assets	134,625
Current liabilities	37,305
Total liabilities	43,038
Net equity of discontinued operations	$91,587

*	The results for the fiscal year ended May 31, 2005 include the results of operations of Centennial Cable through the date of its sale on December 28, 2004.
Note 3.     Acquisitions and Dispositions
      In August 2004, the Company entered into a definitive agreement with AT&T Wireless to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19,495. At the same time, the Company entered into a definitive agreement to sell to Verizon Wireless for $24,000 in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that the Company expected to acquire from AT&T Wireless. The Company consummated the transactions on October 1, 2004. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale, which is included along with other miscellaneous items in gain on disposition of assets in the Consolidated Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense in the Consolidated Statements of Operations, related to this gain.
      In February 2005, the FCC’s auction of broadband PCS licenses ended and the Company was the highest bidder for the 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license was $949 and the Company closed on the purchase during the fourth quarter of fiscal year ended 2005.
      On December 28, 2004 the Company sold its wholly owned subsidiary, Centennial Cable (see Note 2 above).
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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
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
      In August 2002, the Company sold its 51% interest in its Jamaica wireless operations, Centennial Digital Jamaica (“CDJ”), to Oceanic Digital Communications Inc., the 49% shareholder of CDJ. This transaction was initiated in fiscal year 2002. The Company recorded a pre-tax gain of $2,626, which is included in (gain) loss on disposition of assets in the consolidated statement of operations.
      During the fiscal year ended May 31, 2004, the Company sold 14 telecommunications towers to AAT Communications Corp (“AAT”) for proceeds of approximately $2,553.
      During the fiscal year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. Under the terms of the agreement, the Company leased back the space on the telecommunications towers from AAT. As a result of provisions in the master sale-leaseback agreement that provides for continuing involvement by the Company, the Company accounted for the sale and lease-back of certain towers as a finance obligation for $12,571 in the consolidated balance sheet. The Company includes these telecommunications towers on the consolidated balance sheet and depreciates them with the finance obligation being repaid through monthly rent payments to AAT. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers to AAT and is accounting for substantially all payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. The remaining unamortized deferred gain totaled $5,830 and $6,175 at May 31, 2005 and 2004, respectively.

Note 4.	Equity Investments in Wireless Systems
      The following represents the Company’s ownership percentage of the wireless partnerships in which the Company’s investments are accounted for by the equity method as of May 31, 2005 and 2004:

	Ownership %

Wireless Partnership	2005	2004

Cal-One Cellular Limited Partnership	6.9%	6.9%
Pennsylvania RSA-6(I) Limited Partnership	14.3%	14.3%

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
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

	May 31,

(Unaudited)	2005	2004

Assets
Current	$8,454	$10,130
Noncurrent	14,290	13,048

Total assets	$22,744	$23,178

Liabilities and Partners’ Capital
Current liabilities	$1,605	$1,514
Non-current liabilities	212	366
Partners’ capital	20,927	21,298

Total liabilities and partners’ capital	$22,744	$23,178

	Fiscal Year Ended May 31,

(Unaudited)	2005	2004	2003

Results of Operations
Revenue	$24,630	$17,773	$14,304
Costs and expenses	20,134	16,163	12,265
Other expense	256	590	467

Net income	$4,240	$1,020	$1,572

Company share of partnership net income	$540	$143	$192

Note 5.	Supplementary Financial Information
      Property, plant and equipment consists of the following:

	May 31,

	2005	2004

Land	$4,303	$3,787
Transmission and distribution systems and related equipment(1)	1,048,000	913,215
Miscellaneous equipment and furniture and fixtures	185,077	147,069
PCS phones	84,597	70,054

	1,321,977	1,134,125
Accumulated depreciation	(703,030)	(502,454)

Property, plant and equipment, net	$618,947	$631,671

(1)	Inclusive of assets recorded under capital lease assets of $45,791 and $33,636 for fiscal 2005 and 2004, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Depreciation expense was approximately $200,406, $112,117 and $109,082 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively. Depreciation expense includes the depreciation of assets recorded under capital leases.
      Accrued expenses and other current liabilities consist of the following:

	May 31,

	2005	2004

Accrued miscellaneous	$74,290	$68,675
Deferred revenue and customer deposits	29,852	27,738
Accrued interest payable	44,948	51,186
Accrued income taxes payable	42,917	43,960

Accrued expenses and other current liabilities	$192,007	$191,559

Note 6.	Debt

Long-term debt consists of the following:

	May 31,

	2005	2004

New Senior Secured Credit Facility — Term Loans	$592,500	$598,500
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
10 3/4% Senior Subordinated Notes due 2008	145,000	300,000
Capital Lease Obligations	43,693	31,141
Financing Obligation — Tower Sale	12,916	13,225

Total Long-Term Debt	1,619,109	1,767,866
Current Portion of Long-Term Debt	(5,738)	(5,850)

Net Long-Term Debt	$1,613,371	$1,762,016

      During the fiscal year ended May 31, 2005, the Company redeemed $155,000 aggregate principal amount of its 2008 Senior Subordinated Notes. The redemptions were completed at a redemption price of 103.583 percent or $160,554. The redemption premium of $5,554 and debt issuance costs of $3,498 related to the redeemed debt that were written off are included in loss on extinguishment of debt for the fiscal year ended May 31, 2005 on the consolidated statement of operations. As of May 31, 2005, $145,000 of the 2008 Senior Subordinated Notes remains outstanding.
      On March 1, 2005, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate swap agreement to hedge variable interest rate risk on $250,000 of its $592,500 of variable interest rate term loans. The swap is effective as of March 31, 2005, for a term of two years, expiring March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At May 31, 2005 the Company recorded a liability of $1,267, which is included in other liabilities in the consolidated balance sheet, for the fair value of the swap. For the fiscal year ended May 31, 2005, the Company recorded an adjustment of $779, net of tax, in accumulated other comprehensive loss attributable to fair value adjustments of the swap.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      On February 10, 2005, the Company amended its new $750,000 senior secured credit facility (the “New Senior Secured Credit Facility”) to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%.
      On February 9, 2004, the Company and its wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and CPROC, as co-issuers, issued $325,000 aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”), in a private placement transaction. Concurrent with the issuance of the 2014 Senior Notes, CCOC and CPROC, as co-borrowers, entered into a new $750,000 senior secured credit facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the New Senior Secured Credit Facility. Collectively, these two issuances are referred to as the Debt Refinancing.
      The Company received $905,375 (after underwriting commissions, but before other expenses) in net proceeds from the Debt Refinancing and used these funds to make the following payments:

•	$627,622 to repay all principal amounts outstanding under the Company’s prior credit facility (the “Old Senior Secured Credit Facility”), which extinguished the Old Senior Secured Credit Facility;

•	$197,304 to repurchase all of the Company’s outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13%;

•	$73,763 to repurchase or redeem $70,000 aggregate principal amount of the Company’s outstanding $370,000 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”);

•	$1,892 to pay applicable breakage fees on the termination of the Company’s interest rate swap and collar agreements; and

•	$4,794 to pay fees, expenses and accrued interest related to the Debt Refinancing.
      The New Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an aggregate principal amount of $600,000 which requires quarterly amortization payments in an aggregate principal amount of $6,000 in each of the fiscal years ended 2006, 2007, 2008 and 2009, $4,500 in fiscal year 2010 and the balance of $564,000 in two equal installments of $282,000 in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000 that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At May 31, 2005, $592,500 was outstanding under the New Senior Secured Credit Facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable on such date.
      Under the terms of the New Senior Secured Credit Facility, term and revolving loan borrowings will bear interest at the LIBOR (weighted average rate of 3.26% as of May 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
      As a result of the Debt Refinancing, as of May 31, 2004, the Company terminated all of its derivative financial instruments. Prior to the termination of the derivatives, the Company recorded an increase of $2,294, net of tax, in accumulated other comprehensive loss and also decreased its liabilities by $3,980 due to changes in fair value of the derivatives. Since the hedged forecasted transactions related to the derivatives were terminated, the Company recorded $2,300 of other comprehensive income. In connection with the termination of the Company’s derivative financial instruments, the Company also incurred and paid breakage fees of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
$1,892, which were recorded as interest expense in the consolidated statement of operations for the year ended May 31, 2004.
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
      In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. The Company has repurchased or redeemed $225,000 aggregate principal amount of such notes. As of May 31, 2005, $145,000 of the 2008 Senior Subordinated Notes are outstanding.
      Prior to the Debt Refinancing, an affiliate of Welsh, Carson, Anderson and Stowe (“Welsh Carson”), the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes, or approximately 51%. The affiliate of Welsh Carson owned $114,511, or 50.9%, of the $225,000 of the 2008 Senior Subordinated Notes that were redeemed and repurchased.
      In 1999, the Company issued $180,000 of Mezzanine Debt and common shares of the Company. All of the Mezzanine Debt was held by an affiliate of Welsh Carson. On November 10, 2003, proceeds of $36,750 from the Company’s equity offering were used to prepay a portion of the Mezzanine Debt. Proceeds of $197,304 from the Debt Refinancing were used to repurchase all of the Company’s outstanding Mezzanine Debt, which was accruing paid-in-kind interest at a rate of 13.0%. As of May 31, 2004, the Company had repaid all amounts owed under the Mezzanine Debt.
      Under certain of the above debt agreements, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of the above debt agreements. The Company was in compliance with all covenants of its debt agreements at May 31, 2005.
      The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2004 are summarized as follows:

May 31, 2006	$5,738
May 31, 2007	5,794
May 31, 2008	5,955
May 31, 2009	151,175
May 31, 2010	4,815
May 31, 2011 and thereafter	1,445,632

$1,619,109

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Interest expense, as reflected on the consolidated financial statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2005, 2004 and 2003 was approximately $147,641, $163,468 and $146,517, respectively.

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

	May 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,619,109	$1,689,084	$1,767,866	$1,787,085
Derivative financial instruments:
Interest rate swap agreements	$1,267	$1,267	—	—
      Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap agreement at May 31, 2005 was estimated using a quote from the broker.

Note 8.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:
      In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the first or last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The number of shares purchased during the fiscal years ended May 31, 2005, 2004 and 2003 were 86,908, 298,894 and 199,740, respectively.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
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
      For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. During the fiscal year ended May 31, 2005, no shares of restricted stock were issued under the 1999 Stock Option Plan. No restricted stock was outstanding as of May 31, 2005 and 2004.
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
      A summary of the status of the Company’s stock options as of May 31, 2003, 2004 and 2005 and changes during the fiscal years then ended are presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding, May 31, 2002 (3,645,688 exercisable shares at a weighted-average exercise price of $9.51)	8,614,832	$10.39
Granted	820,000	2.62
Exercised	—	—
Canceled/forfeited	(4,725,477)	15.36

Outstanding, May 31, 2003 (2,396,923 exercisable shares at a weighted-average exercise price of $6.05)	4,709,355	5.57
Granted	3,223,025	5.17
Exercised	(301,144)	6.09
Canceled/forfeited	(700,076)	8.88

Outstanding, May 31, 2004 (2,983,986 exercisable shares at a weighted-average exercise price of $5.31)	6,931,160	5.12
Granted	1,557,500	6.54
Exercised	(786,591)	4.50
Canceled/forfeited	(688,875)	5.77

Outstanding, May 31, 2005 (3,375,812 exercisable shares at a weighted-average exercise price of $5.28)	7,013,194	5.44

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      The following table summarizes information about options outstanding at May 31, 2005:

	Options Outstanding

		Weighted-Average		Options Exercisable
		Remaining
Range of	Options	Contractual	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life(Years)	Exercise Price	Exercisable	Exercise Price

$1.88-3.07	610,875	7.35	$2.69	288,750	$2.75
$4.37-5.74	4,484,169	6.13	4.81	2,760,649	4.70
$6.00-9.45	1,585,500	8.97	6.44	122,750	7.20
$11.95-13.56	218,750	6.79	12.53	89,763	12.93
$16.13-19.03	105,200	5.17	16.98	105,200	16.98
$24.38	8,700	4.79	24.38	8,700	24.38

	7,013,194	6.88	$5.44	3,375,812	$5.28

      The estimated weighted-average fair value of options granted during fiscal 2005, 2004 and 2003 were $5.15 per share, $4.17 per share and $2.10 per share, respectively.

Retirement Plans
      The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $2,008, $1,800 and $1,039 for the fiscal years ended May 31, 2005, 2004, and 2003, respectively. The profit sharing component of the expense for fiscal years ended May 31, 2005 and 2004 was $726 and $746, respectively. There was no profit sharing component for the fiscal year ended May 31, 2003.

Note 9.	Income Taxes
      Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments are as follows:

	Year Ended May 31,

	2005	2004	2003

Domestic	$49,815	$(8,463)	$18,246
Foreign	(27,638)	1,574	(22,807)

Total	$22,177	$(6,889)	$(4,561)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,

	2005	2004	2003

Current:
Federal	$950	$9,499	$5,768
State	3,676	407	2,141
Foreign	2,453	4,726	1,785

	$7,079	$14,632	$9,694

Deferred
Federal	215	(9,022)	3,289
State	1,197	4,877	(2,688)
Foreign	(6,337)	(902)	(638)

	(4,925)	(5,047)	(37)

Total	$2,154	$9,585	$9,657

      The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,

	2005	2004	2003

Computed tax expense (benefit) at federal statutory rate on the income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	$7,761	$(2,411)	$(1,596)
Reduction in Tax Reserves, net	(7,382)	—	—
State and local income tax provision (benefit), net of federal income tax benefit	2,207	3,435	(355)
Nondeductible interest related to high yield debt obligation	—	2,026	1,971
Basis difference realized upon disposition of subsidiaries	—	—	(2,776)
Foreign taxes and rate differential	(1,817)	4,721	1,393
Foreign loss not subject to income tax	—	—	7,971
Foreign valuation allowances	777	1,719	1,931
Other	608	95	1,118

	$2,154	$9,585	$9,657

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,

	2005	2004

Deferred Tax Assets:
Tax loss and credit carryforwards	$129,756	$115,339
Unrealized loss on interest rate swaps	488	—
Bad debt reserve	1,185	2,233
Deferred income	3,855	3,727
Other	5,097	2,388
Valuation allowance	(29,686)	(18,817)

	110,695	104,870

Deferred Tax Liabilities:
Amortization of intangible assets	101,321	52,438
Depreciation of fixed assets	66,891	90,460

	168,212	142,898

Net deferred tax liabilities	$(57,517)	$(38,028)

      At May 31, 2005, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,221 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $63,738. At May 31, 2004, the Company’s consolidated balance sheet includes a current deferred tax asset of $9,020 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $47,048.
      At May 31, 2005, the Company had approximately $220,811 of net operating loss carryforwards for federal income tax purposes, expiring between 2012 through 2024, approximately $28,014 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $328,973 of state tax net operating loss carryforwards, expiring between 2005 through 2021. A valuation allowance has been recorded against approximately $266,396 of the state net operating loss carryforwards. In addition, the Company had approximately $21,318 of net operating loss carryforwards for Dominican Republic income tax purposes, expiring in 2006 through 2008. A full valuation allowance has been recorded against these net operating loss carryforwards. The Company also had approximately $30,822 of net operating loss carryforwards for Puerto Rico income tax purposes expiring in 2006 through 2012. No valuation allowance has been recorded against these net operating loss carryforwards.
      At May 31, 2005, the Company has U.S. federal alternative minimum tax credit carryforwards of approximately $17,453 and Puerto Rico minimum tax credit carryforwards of approximately $1,629 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.
      Based on its business projections, the Company believes that it is more likely than not that certain deferred tax assets will be realized due to the future reversal of its taxable temporary differences related to definite-lived fixed assets, as well as the indefinite carryforward period related to its federal minimum tax credit carryforwards. In addition, the Company expects to generate future taxable income, exclusive of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
reversing temporary differences, or implement appropriate tax strategies to utilize certain loss carryforwards within the carryforward period.
      The Company does not have any undistributed earnings from its foreign subsidiaries and therefore has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries.
      The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $1,388, $82 and $0 for the years ended May 31, 2005, 2004 and 2003, respectively.
      The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the year ended May 31, 2005 by $7,382, primarily attributable to the reduction in exposure due to the expiration of the statute of limitations for the assessment of tax for the tax years ended May 31, 2001 and 2000.
      For the years ended May 31, 2005 and May 31, 2003, the Company recorded a decrease in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $488 and $3,193, respectively. At May 31, 2004, the Company had no outstanding derivatives.
      Effective January 1, 2003, all telecommunications companies in the Dominican Republic were required to adopt the tax system established by the Dominican Republic Tax Code. Therefore, AACR is no longer subject to Canon Tax but now pays a tax equal to 25% of taxable profits with a prepaid minimum tax of 1.5% on gross revenues.

Expense in Lieu of Income Taxes:
      In accordance with the terms of the Concession Contract signed with the Dominican Republic Government, which was in effect until December 2002, AACR, an 80% owned subsidiary of the Company, had an exemption from income tax. However, AACR was subject to a Canon Tax equal to 10% of gross Dominican Republic revenues, after deducting charges for access to the local network, plus 10% of net international settlement revenues. The Canon Tax, which was included in cost of services in the consolidated statements of operations, is based on the amounts collected monthly by AACR and is payable within the first ten days of the month following collection.

Note 10.	Related Party Transactions
      Welsh Carson and its affiliates hold approximately 54% of the Company’s outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of the Company’s outstanding common stock. In January 1999, the Company entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2005, 2004 and 2003. At May 31, 2005 and 2004, $125 of such amounts were recorded within payable to affiliates in the Company’s consolidated balance sheets.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. The Company has redeemed a total of $225,000 in aggregate principal amount of the 2008 Senior Subordinated Notes and have paid a total of approximately $9,316 in tender premiums in connection with this redemption, which included $114,511 principal amount of 2008 Senior Subordinated Notes and approximately $4,727 of tender premiums to the Welsh Carson affiliate.
      The Company is a party to various transactions involving entities controlled by Abraham Selman, the 20% minority stockholder in the Company’s Dominican Republic operations. During the fiscal year ended May 31, 2005, the Company paid entities owned by Mr. Selman amounts totaling approximately $1,201, including approximately $1,111 related to the build-out of our wireless operations in the Dominican Republic. At May 31, 2005, the Company was owed approximately $1,746 by companies under Mr. Selman’s control.

Note 11.	Commitments and Contingencies

Legal Proceedings:
      The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. The decision of the court with respect to class certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.
      In April 2002, WHTV Broadcasting Corp. and Sala Foundation Inc., operators of a wireless cable system in Puerto Rico, filed an action against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a November 2000 letter of intent to purchase the wireless cable system for $30,000. The complaint seeks specific performance of the letter of intent or not less than $15,000 in damages. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
      The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business, consolidated results of operations, consolidated financial position, or consolidated cash flows.

Guarantees:
      The Company currently does not guarantee the debt of any entity outside of its consolidated group. In the ordinary course of its business, the Company enters into agreements with third parties that provide for

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      As of May 31, 2005, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2006	$16,460	$1,073	$15,387	$5,841
May 31, 2007	13,282	836	12,446	5,942
May 31, 2008	12,042	610	11,432	6,156
May 31, 2009	11,210	393	10,817	6,395
May 31, 2010	9,581	173	9,408	6,608
May 31, 2011 and thereafter	100,785	77	100,708	155,141

Total minimum lease payments	$163,360	$3,162	$160,198	186,083

Less amount representing interest				(129,474)

Present value of net minimum lease payments				$56,609

      Rent expense under operating leases was approximately $28,836, $24,998 and $23,188 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.

Other Commitments and Contingencies:
      The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with the Company’s existing undersea capacity and terminate in the United States. As part of the agreements, the Company has committed to spend $5,290. As of May 31, 2005, the Company has paid $349 under these agreements.
      In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of May 31, 2005 the Company has paid $10,150 in connection with this agreement.
      In December 2004, the Company entered into an agreement with Nortel Networks to upgrade its wireless network equipment in Puerto Rico and the U.S. Virgin Islands. The Company has committed to purchase approximately $20,000 of equipment and services under the agreement. As of May 31, 2005, the Company has paid approximately $18,031 in connection with this agreement.
      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
other current assets. At May 31, 2005, the Company has redeemed $225,000 in aggregate principal amount of the 2008 Senior Subordinated Notes, which included $114,511 principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

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
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$62,871	$—	$69,949	$—	$—	$132,820
Accounts receivable, net	49,233	—	54,076	—	—	103,309
Inventory — phones and accessories, net	15,757	—	8,956	—	—	24,713
Prepaid expenses and other current assets	5,291	—	27,239	—	—	32,530

Total current assets	133,152	—	160,220	—	—	293,372
Property, plant & equipment, net	232,830	—	386,117	—	—	618,947
Equity investments in wireless systems, net	—	—	2,500	—	—	2,500
Debt issuance costs	21,390	—	23,081	—	—	44,471
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,492	—	—	69,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	31,368	—	270,604	(301,972)	—
Investment in subsidiaries	—	945,859	653,009	(751,780)	(847,088)	—
Other assets, net	6,075	—	1,321	—	—	7,396

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	16	5,727	(5)	—	—	5,738
Accounts payable	21,398	—	15,255	—	—	36,653
Accrued expenses and other current liabilities	568,471	—	378,181	—	(754,645)	192,007
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	589,885	5,727	393,556	—	(754,645)	234,523
Long-term debt	829,329	783,720	322	—	—	1,613,371
Deferred federal income taxes	—	—	63,738	—	—	63,738
Other liabilities	4,904	—	9,708	—	—	14,612
Intercompany	(5,202)	920,500	1,101,971	—	(2,017,269)	—
Minority Interest in subsidiaries	—	—	2,451	—	—	2,451
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,041	—	1,041
Additional paid-in capital	(819,886)	—	819,886	480,276		480,276
Accumulated deficit	(200,618)	(732,720)	(689,516)	(961,416)	1,622,854	(961,416)
Accumulated other comprehensive loss	(779)	—	—	—	—	(779)

	(1,021,283)	(732,720)	130,370	(480,099)	1,622,854	(480,878)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,021,283)	(732,720)	130,370	(481,176)	1,622,854	(481,955)

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$386,622	$—	$502,058	$—	$(6,253)	$882,427

Costs and expenses:
Cost of services	61,529	—	108,805	—	(4,284)	166,050
Cost of equipment sold	25,486	—	68,845	—	—	94,331
Sales and marketing	37,831	—	58,146	—	—	95,977
General and administrative	81,685	—	79,992	—	(1,969)	159,708
Depreciation and amortization	142,737	—	59,316	—	—	202,053
Loss (Gain) on disposition of assets	1,346	—	(15,808)	—	—	(14,462)

	350,614	—	359,296	—	(6,253)	703,657

Operating income	36,008	—	142,762	—	—	178,770

Income (loss) from investments in subsidiaries	—	62,098	(52,313)	62,098	(71,883)	—
Interest expense, net	(100,523)	(145,041)	100,523	—	—	(145,041)
Loss on extinguishment of debt	—	(9,052)	—	—	—	(9,052)
Other expenses	(1,836)	—	(664)	—	—	(2,500)
Intercompany interest allocation	—	154,093	(154,093)	—	—	—

(Loss) income from continuing operations before income tax expense, minority interest and income from equity investments	(66,351)	62,098	36,215	62,098	(71,883)	22,177
Income tax expense	14,038	—	(16,192)	—	—	(2,154)

(Loss) income from continuing operations income tax expense, minority interest and income from equity investments	(52,313)	62,098	20,023	62,098	(71,883)	20,023
Minority interest in income of subsidiaries			(934)			(934)
Income from equity investments	—	—	540	—	—	540

(Loss) income from continuing operations	(52,313)	62,098	19,629	62,098	(71,883)	19,629
Discontinued operations:
Income	—	—	2,767	—	—	2,767
Gain on disposition	—	—	62,573			62,573
Tax expense	—	—	(22,871)	—	—	(22,871)

Income from discontinued operations	—	—	42,469	—	—	42,469

Net (loss) income	$(52,313)	$62,098	$62,098	$62,098	$(71,883)	$62,098

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(Amounts in thousands)

	Centennial
	Puerto	Centennial				Centennial
	Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(52,313)	$62,098	$62,098	$62,098	$(71,883)	$62,098

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	142,737	—	65,121	—	—	207,858
Minority interest in loss of subsidiaries	—	—	934	—	—	934
Deferred income taxes	—	—	(10,517)	—	—	(10,517)
Income from equity investments	—	—	(540)	—	—	(540)
Equity in undistributed earnings of subsidiaries	—	(62,098)	52,313	(62,098)	71,883	—
Distribution received from equity investment	—	—	737	—	—	737
Loss (gain) on disposition of assets	1,346	—	(77,895)	—	—	(76,549)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	27,035	(1,208,035)	375,400	(104,873)	919,953	9,480

Total adjustments	171,118	(1,270,133)	405,553	(166,971)	991,836	131,403

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,805	(1,208,035)	467,651	(104,873)	919,953	193,501

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	150	—	—	150
Capital expenditures	(87,087)	—	(88,480)	—	—	(175,567)
Proceeds from sale of discontinued operations	—	—	157,432	—	—	157,432
Proceeds from sale of wireless spectrum	—	—	24,000	—	—	24,000
Payments for purchase of wireless spectrum	—	—	(20,444)	—	—	(20,444)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(87,087)	—	72,658	—	—	(14,429)

FINANCING ACTIVITIES:
Repayment of debt	(665)	(161,000)	(670)	—	—	(162,335)
Proceeds from the exercise of employee stock options	—	—	—	3,554	—	3,554
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	425	—	425
Cash (paid to) received from affiliates	(10,666)	1,369,035	(539,310)	100,894	(919,953)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,331)	1,208,035	(539,980)	104,873	(919,953)	(158,356)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,387	—	329	—	—	20,716
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,484	—	69,620	—	—	112,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,871	$—	$69,949	$—	$—	$132,820

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Assets
Current assets:
Cash and cash equivalents	$42,484	$—	$63,228	$—	$—	$105,712
Accounts receivable, net	37,010	—	47,573	—	—	84,583
Inventory — phones and accessories, net	2,756	—	13,230	—	—	15,986
Prepaid expenses and other current assets	3,452	—	28,828	—	—	32,280
Assets held for sale	—	—	134,625	—	—	134,625

Total current assets	85,702	—	287,484	—	—	373,186
Property, plant & equipment, net	285,004	—	346,667	—	—	631,671
Equity investments in wireless systems, net	—	—	2,697	—	—	2,697
Debt issuance costs, net	24,082	—	30,866	—	—	54,948
U.S. wireless licenses	—	—	371,766	—	—	371,766
Caribbean wireless licenses, net	—	—	70,492	—	—	70,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	1,361,804	1,228,067	629,423	(3,219,294)	—
Investment in subsidiaries	—	(322,879)	767,558	(924,118)	479,439	—
Other assets, net	4,889	—	27,716	—	(24,422)	8,183

Total	$403,863	$1,038,925	$3,155,831	$(294,695)	$(2,764,277)	$1,539,647

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$34	$6,000	$(184)	$—	$—	$5,850
Accounts payable	9,488	—	17,396	—	—	26,884
Accrued expenses and other current liabilities	525,704	—	358,265	—	(692,410)	191,559
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	43,038	—	—	43,038

Total current liabilities	535,226	6,000	418,640	—	(692,410)	267,456
Long-term debt	829,119	894,100	38,797	—	—	1,762,016
Deferred federal income taxes	—	—	47,049	—	—	47,049
Other liabilities	—	—	10,224	—	—	10,224
Intercompany	6,321	933,643	1,673,982	253,946	(2,867,892)	—
Minority interest in subsidiaries	—	—	1,543	—	—	1,543
Stockholders’ (deficit) equity:
Preferred stock	—	—	—	—	—	—
Common stock	—	—	1,003	1,032	(1,003)	1,032
Additional paid-in capital	(818,498)	—	1,716,207	474,918	(897,709)	474,918
Accumulated deficit	(148,305)	(794,818)	(751,614)	(1,023,514)	1,694,737	(1,023,514)

	(966,803)	(794,818)	965,596	(547,564)	796,025	(547,564)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(966,803)	(794,818)	965,596	(548,641)	796,025	(548,641)

Total	$403,863	$1,038,925	$3,155,831	$(294,695)	$(2,764,277)	$1,539,647

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$342,689	$—	$450,385	$—	$(12,306)	$780,768

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	47,228	—	107,683	—	(11,722)	143,189
Cost of equipment sold	26,931	—	59,140	—	—	86,071
Sales and marketing	34,723	—	54,237	—	—	88,960
General and administrative	70,209	—	78,985	—	(584)	148,610
Depreciation and amortization	59,597	—	58,527	—	—	118,124
Loss (gain) on disposition of assets	2,096	—	(1,455)	—	—	641

Total costs and expenses	240,784	—	357,117	—	(12,306)	585,595

Operating income	101,905	—	93,268	—	—	195,173

Income (loss) from investments in subsidiaries	—	119,218	(122,941)	119,218	(115,495)	—
Interest (expense) income, net	(94,207)	(21,218)	94,513	(142,010)	—	(162,922)
Loss on extinguishment of debt	—	(39,176)	—	—	—	(39,176)
Dividend (expense) income	(130,200)	—	130,200	—	—	—
Other expenses	—	—	36	—	—	36
Intercompany interest allocation	—	60,394	(60,394)	—	—	—

(Loss) income before income tax expense and minority interest	(122,502)	119,218	134,682	(22,792)	(115,495)	(6,889)
Income tax expense	(439)	—	(9,146)	—	—	(9,585)

(Loss) income before minority interest	(122,941)	119,218	125,536	(22,792)	(115,495)	(16,474)
Minority interest in income	—	—	(627)	—	—	(627)
Income from equity investments	—	—	143	—	—	143

Net (loss) income from continuing operations	$(122,941)	$119,218	$125,052	$(22,792)	$(115,495)	$(16,958)

Discontinued operations:
Loss	—	—	(8,967)	—	—	(8,967)
Tax benefit	—	—	3,133	—	—	3,133

Loss from discontinued operations	—	—	(5,834)	—	—	(5,834)

Net (loss) income	(122,941)	119,218	119,218	(22,792)	(115,495)	(22,792)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net (loss) income	$(122,941)	$119,218	$119,218	$(22,792)	$(115,495)	$(22,792)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,597	—	81,394	—	—	140,991
Non-cash paid in kind interest	—	—	—	13,997	—	13,997
Minority interest in loss of subsidiaries	—	—	627	—	—	627
Deferred income taxes	—	—	2,388	—	—	2,388
Income from equity investments	—	—	(143)	—	—	(143)
Distributions received from equity investments	—	—	14	—	—	14
Equity in undistributed earnings of subsidiaries	—	(119,218)	122,941	(119,218)	115,495	—
Loss (gain) on disposition of assets	2,096	—	(596)	—	—	1,500
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	49,804	(34,890)	73,579	116,648	(136,549)	68,592

Total adjustments	111,497	(154,108)	280,204	11,427	(21,054)	227,966

Net cash provided by operating activities	(11,444)	(34,890)	399,422	(11,365)	(136,549)	205,174

Investing activities:
Proceeds from disposition of assets, net of cash expenses	—	—	2,442	—	—	2,442
Capital expenditures	(70,899)	—	(62,031)	—	—	(132,930)

Net cash used in investing activities	(70,899)	—	(59,589)	—	—	(130,488)

Financing activities:
Proceeds from the issuance of long-term debt	817,131	154,412	608,731	—	(155,274)	1,425,000
Repayment of debt	(682,201)	(54,125)	(665,034)	(202,794)	155,274	(1,448,880)
Debt issuance costs paid	—	—	(48,064)	—	—	(48,064)
Proceeds from issuance of common stock (net of underwriting fees)	—	—	—	35,095	—	35,095
Proceeds from the exercise of employee stock options	—	—	—	1,329	—	1,329
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	390	—	390
Cash received from (paid to) affiliates	147,182	(118,563)	183,608	213,351	(425,578)	—
Cash advances from parent (to subsidiaries)	(193,857)	53,166	(385,430)	(36,006)	562,127	—

Net cash provided by (used in) financing activities	88,255	34,890	(306,189)	11,365	136,549	(35,130)

Net increase in cash and cash equivalents	5,912	—	33,644	—	—	39,556
Cash and cash equivalents, beginning of period	36,572	—	35,976	—	—	72,548

Cash and cash equivalents, end of period	$42,484	$—	$69,620	$—	$—	$112,104

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Year Ended May 31, 2003
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$293,057	$—	$416,751	$—	$(7,950)	$701,858

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	46,819	—	92,278	—	(3,569)	135,528
Cost of equipment sold	21,503	—	49,373	—	—	70,876
Sales and marketing	34,944	—	54,389	—	—	89,333
General and administrative	61,425	—	68,015	—	(4,381)	125,059
Depreciation and amortization	61,239	—	54,930	—	—	116,169
Loss on impairment of assets	—	—	24,338	—	—	24,338
Loss (gain) on disposition of assets	1,047	—	(2,488)	—	—	(1,441)

Total costs and expenses	226,977	—	340,835	—	(7,950)	559,862

Operating income	66,080	—	75,916	—	—	141,996

(Loss) income from investments in subsidiaries	—	(83,314)	29,076	(83,314)	137,552	—
Interest expense — net	(37,004)	(53,730)	(26,446)	(28,332)	—	(145,512)
Other expense	—	—	(1,045)	—	—	(1,045)
Intercompany interest allocation	—	53,730	(53,730)	—	—	—

Income (loss) from continuing operations before income tax expense and minority interest	29,076	(83,314)	23,771	(111,646)	137,552	(4,561)
Income tax expense	—	—	(9,657)	—	—	(9,657)

Income (loss) from continuing operations before minority interest	29,076	(83,314)	14,114	(111,646)	137,552	(14,218)
Minority interest in income of subsidiaries	—	—	(489)	—	—	(489)
Income from equity investments	—	—	192	—	—	192

Income (loss) from continuing operations	29,076	(83,314)	13,817	(111,646)	137,552	(14,515)
Discontinued operations
Loss	—	—	(176,692)	—	—	(176,692)
Tax benefit	—	—	79,561	—	—	79,561

Loss from discontinued operations	—	—	(97,131)	—	—	(97,131)

Net income (loss)	$29,076	$(83,314)	$(83,314)	$(111,646)	$137,552	$(111,646)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2003
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Operating activities:
Net income (loss)	$29,076	$(83,314)	$(83,314)	$(111,646)	$137,552	$(111,646)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,239	—	77,826	—	—	139,065
Minority interest in loss of subsidiaries	—	—	489	—	—	489
Income from equity investments	—	—	(192)	—	—	(192)
Distributions received from equity investments	—	—	67	—	—	67
Loss on impairment of assets	—	—	189,492	—	—	189,492
Equity in undistributed earnings of subsidiaries	—	83,314	(29,076)	83,314	(137,552)	—
Loss (gain) on disposition of assets	1,047	—	(2,498)	—	—	(1,451)
Changes in assets and liabilities, net of effects of acquisitions and dispositions: and other	28,369	—	(80,242)	28,575	—	(23,298)

Total adjustments	90,655	83,314	155,866	111,889	(137,552)	304,172

Net cash provided by operating activities	119,731	—	72,552	243	—	192,526

Investing activities:
Proceeds from disposition of assets, net of cash expenses	—	—	25,199	—	—	25,199
Payments, net, for assets held under capital leases	—	—	(105)	—	—	(105)
Capital expenditures	(64,880)	—	(68,229)	—	—	(133,109)

Net cash used in investing activities	(64,880)	—	(43,135)	—	—	(108,015)

Financing activities:
Proceeds from the issuance of long-term debt	335	20,000	16,063	—	—	36,398
Repayment of debt	(21,706)	(20,000)	1,235	(40,625)	—	(81,096)
Debt issuance costs	—	—	(1,621)	—	—	(1,621)
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	485	—	485
Cash received from (paid to) affiliates	5,652	—	56	—	(5,708)	—
Cash advances (to subsidiaries) from parent	(16,099)	—	(29,506)	39,897	5,708	—

Net cash used in financing activities	(31,818)	—	(13,773)	(243)	—	(45,834)

Net increase in cash and cash equivalents	23,033	—	15,644	—	—	38,677
Cash and cash equivalents, beginning of period	13,539	—	20,332	—	—	33,871

Cash and cash equivalents, end of period	$36,572	$—	$35,976	$—	$—	$72,548

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

Note 13.	Segment Information
      The Company’s consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean wireless also includes the Company’s wireless operations in Jamaica until the disposition of those operations in August 2002. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line), and other services in Puerto Rico and the Dominican Republic. Caribbean broadband also includes Infochannel Limited until its disposition in January 2003. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before income (loss) from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, other (expense) income, loss on extinguishment of debt, interest expense, net, other, gain (loss) on disposition of assets, loss on impairment of assets, and depreciation and amortization. See Note 3 for a discussion of the sale of the Company’s Jamaican wireless operation and Infochannel Limited.
      The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 2). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2005, 2004 and 2003 is as follows:

	Fiscal Year Ended May 31,

	2005	2004	2003

U.S. wireless
Service revenue	$323,420	$295,474	$261,557
Roaming revenue	56,810	54,303	77,632
Equipment sales	18,800	20,423	16,440

Total revenue	399,030	370,200	355,629
Adjusted operating income	167,713	149,488	161,122
Total assets	1,862,110	1,990,509	1,927,488
Capital expenditures	74,720	46,882	44,211
Caribbean wireless
Service revenue	$342,509	$292,995	$248,441
Roaming revenue	1,918	2,889	3,001
Equipment sales	10,758	10,328	10,610

Total revenue	355,185	306,212	262,052
Adjusted operating income	139,636	119,063	94,389
Total assets	498,025	504,146	482,185
Capital expenditures	72,315	62,894	50,423
Caribbean broadband
Switched revenue	$48,407	$37,980	$33,737
Dedicated revenue	53,499	49,559	40,069
Wholesale termination revenue	22,512	21,835	7,932
Other revenue	15,469	7,288	12,441

Total revenue	139,887	116,662	94,179
Adjusted operating income	59,012	46,900	29,644
Total assets	687,028	801,508	773,016
Capital expenditures	23,652	17,940	28,930
Eliminations
Total revenue(1)	$(11,675)	$(12,306)	$(10,002)
Total assets(2)	(1,600,423)	(1,756,516)	(1,726,196)
Consolidated
Total revenue	$882,427	$780,768	$701,858
Adjusted operating income	366,361	315,451	285,155
Total assets	1,446,740	1,539,647	1,456,493
Capital expenditures	170,687	127,716	123,564

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,

	2005	2004	2003

Adjusted operating income	$366,361	$315,451	$285,155
Less: Depreciation and amortization	(202,053)	(118,124)	(116,169)
Loss on impairment of assets	—	—	(24,338)
Gain (loss) on disposition of assets	14,462	(641)	1,441
Other	—	(1,513)	(4,093)

Operating income	178,770	195,173	141,996
Interest expense, net	(145,041)	(162,922)	(145,512)
Loss on extinguishment of debt	(9,052)	(39,176)	—
Other (expense) income	(2,500)	36	(1,045)
Income tax expense	(2,154)	(9,585)	(9,657)
Minority interest in income of subsidiaries	(934)	(627)	(489)
Income from equity investments	540	143	192
Income (loss) from discontinued operations	42,469	(5,834)	(97,131)

Net income (loss)	$62,098	$(22,792)	$(111,646)

Note 14.	Subsequent Events
      In July 2005, the Company entered into an agreement with Ericsson, Inc. to purchase various equipment and services for its U.S. wireless GSM/ GPRS network. Under the agreement, the Company committed to spend approximately $20 million during fiscal 2006.

Note 15.	Quarterly Financial Information (unaudited)
      The Company sold its previously owned cable television subsidiary, Centennial Cable, on December 28, 2004 and the disposition was accounted for as a discontinued operation. Subsequent to the filing of the Company’s Form 10-Q for the period ended February 28, 2005 and during the year-end process of reconciling and rolling forward its deferred tax liability balances, the Company identified an error in the amount of deferred income taxes included in the calculation of the gain on disposal requiring the restatement of its financial statements as of and for the three and nine months ended February 28, 2005. The correction of this error reflects non-cash adjustments to gain on disposition of discontinued operations, net income from discontinued operations, consolidated net income and total stockholders’ deficit. Additionally, the correction did not effect continuing operations.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Provided below is a comparison of restated quarterly financial data for the three months ended February 28, 2005.

	(As reported)	(As restated)

Discontinued operations
Gain on disposition	38,353	62,625
Tax (expense) benefit	(14,977)	(23,670)
Net (loss) income from discontinued operations	24,656	40,235
Net income (loss)	28,887	44,466
Earnings (loss) per share:
Basic
(Loss) earnings per share from discontinued operations	0.24	0.39
Net income (loss) per share	0.28	0.43
Diluted
(Loss) earnings per share from discontinued operations	0.23	0.38
Net income (loss) per share	0.27	0.42
      Provided below is summarized quarterly financial data:

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2004	2004	2005	2005

			(As restated)
Revenue	$216,782	$214,109	$221,834	$229,702
Operating income	62,011	75,511	19,495	21,753
Income tax (expense) benefit	(14,110)	(18,709)	28,785	1,880
Income (loss) from continuing operations	10,463	18,580	4,231	(13,645)
Net (loss) income from discontinued operations	(1,996)	2,764	40,235	1,466
Net income (loss)	8,467	21,344	44,466	(12,179)
Earnings (loss) per share:
Basic
Earnings (loss) per share from continuing operations	0.10	0.18	0.04	(0.13)
(Loss) earnings per share from discontinued operations	(0.02)	0.03	0.39	0.01

Net income (loss) per share	0.08	0.21	0.43	(0.12)
Diluted
Earnings (loss) per share from continuing operations	0.10	0.18	0.04	(0.13)
(Loss) earnings per share from discontinued operations	(0.02)	0.02	0.38	0.02

Net income (loss) per share	0.08	0.20	0.42	(0.11)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended

	August 31,	November 30,	February 29,	May 31,
	2003	2003	2004	2004

Revenue	$191,336	$190,747	$195,838	$202,847
Operating income	47,378	47,263	49,668	50,864
Income tax (expense) benefit	(1,306)	(7,899)	6,416	(6,796)
(Loss) income from continuing operations	(3,927)	(2,038)	(14,299)	3,306
Net loss from discontinued operations	(389)	(4,124)	(1,181)	(140)
Net (loss) income	(4,316)	(6,162)	(15,480)	3,166
(Loss) earnings per share:
Basic
(Loss) earnings per share from continuing operations	(0.04)	(0.02)	(0.14)	0.03
Loss per share from discontinued operations	—	(0.04)	(0.01)	(0.01)

Net (loss) income per share	(0.04)	(0.06)	(0.15)	0.02
Diluted
(Loss) earnings per share from continuing operations	(0.04)	(0.02)	(0.14)	0.03
Loss per share from discontinued operations	—	(0.04)	(0.01)	(0.01)

Net (loss) income per share	(0.04)	(0.06)	(0.15)	0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey
      We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2005 and 2004, and for each of the three years in the period ended May 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, and have issued our report thereon dated August 11, 2005; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
August 11, 2005

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning	costs and	other		at end of
	of fiscal year	expenses	accounts	Deductions	fiscal year

Fiscal year ended May 31, 2005
Allowance for Doubtful Accounts	$5,385	$10,179	$(14)	$(8,676)	$6,874

Reserve for Inventory Obsolescence	$2,692	$2,324	$42	$(1,191)	$3,867

Fiscal year ended May 31, 2004
Allowance for Doubtful Accounts	$6,755	$7,997	$10	$(9,377)	$5,385

Reserve for Inventory Obsolescence	$1,830	$710	$662	$(510)	$2,692

Fiscal year ended May 31, 2003
Allowance for Doubtful Accounts	$13,685	$13,815	$2,403	$(23,148)	$6,755

Reserve for Inventory Obsolescence	$2,775	$2,392	$406	$(3,743)	$1,830

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/Michael J. Small

Michael J. Small
Chief Executive Officer and Director
Dated August 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Small Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2005

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 11, 2005

/s/ Francis P. Hunt Francis P. Hunt	Senior Vice President and Controller (Principal Accounting Officer)	August 11, 2005

/s/ Thomas E. McInerney Thomas E. McInerney	Chairman, Board of Directors	August 11, 2005

/s/ Anthony J. de Nicola Anthony J. de Nicola	Director	August 11, 2005

/s/ James R. Matthews James R. Matthews	Director	August 11, 2005

/s/ James P. Pellow James P. Pellow	Director	August 11, 2005

/s/ Robert D. Reid Robert D. Reid	Director	August 11, 2005

/s/ Scott N. Schneider Scott N. Schneider	Director	August 11, 2005

/s/ J. Stephen Vanderwoude J. Stephen Vanderwoude	Director	August 11, 2005

/s/ Raymond Ranelli Raymond Ranelli	Director	August 11, 2005