Form 10-Q
period 2005-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-10-06
CIK 879573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - 104,424,657 outstanding shares as of October 3, 2005

                                TABLE OF CONTENTS

Part I - Financial Information

Item 1.   Financial Statements..................................................      3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................     20
Item 3.   Quantitative and Qualitative Disclosures about Market Risk............     32
Item 4.   Controls and Procedures...............................................     32

Part II - Other Information

Item 1.   Legal Proceedings.....................................................     34
Item 2.   Unregistered Sales of Equity  Securities and Use of Proceeds..........     34
Item 3.   Defaults Upon Senior Securities.......................................     34
Item 4.   Submission of Matters to a Vote of Security Holders...................     34
Item 5.   Other Information.....................................................     34
Item 6.   Exhibits..............................................................     34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            AUGUST 31, 2005
                                                                              (UNAUDITED)     MAY 31,2005
                                                                            ---------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  138,177      $  132,820
   Accounts receivable, less allowance for doubtful accounts
      of $7,043 and $6,874, respectively                                          115,948         103,309
   Inventory - phones and accessories, net                                         15,548          24,713
   Prepaid expenses and other current assets                                       34,418          32,530
                                                                               ----------      ----------
      Total Current Assets                                                        304,091         293,372
Property, plant and equipment, net                                                619,360         618,947
Equity investments in wireless systems, net                                         2,608           2,500
Debt issuance costs, less accumulated amortization of $16,056
   and $14,418, respectively                                                       42,834          44,471
U.S. wireless licenses                                                            383,858         383,858
Caribbean wireless licenses, net                                                   69,242          69,492
Goodwill                                                                           26,704          26,704
Transmission and connecting rights, net                                               730             752
Cable facility, net                                                                 3,910           3,970
Other assets, net                                                                   2,966           2,674
                                                                               ----------      ----------
      TOTAL ASSETS                                                             $1,456,303      $1,446,740
                                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                           $    5,742      $    5,738
   Accounts payable                                                                37,544          36,653
   Accrued expenses and other current liabilities                                 175,355         192,007
   Payable to affiliates                                                              125             125
                                                                               ----------      ----------
      Total Current Liabilities                                                   218,766         234,523
Long-term debt                                                                  1,612,658       1,613,371
Deferred federal income taxes                                                      73,679          63,738
Other liabilities                                                                  13,866          14,612
Minority interest in subsidiaries                                                   2,663           2,451
Commitments and contingencies (see Note 7)
STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value per share, 10,000,000 authorized,
      no shares issued or outstanding                                                  --              --
   Common stock $0.01 par value per share, 240,000,000 shares authorized;
      issued 104,333,992 and 104,097,923 shares, respectively; and
      outstanding 104,263,489 and 104,027,420 shares, respectively                  1,043           1,041
   Additional paid-in capital                                                     481,511         480,276
   Accumulated deficit                                                           (946,741)       (961,416)
   Accumulated other comprehensive loss                                               (65)           (779)
                                                                               ----------      ----------
                                                                                 (464,252)       (480,878)
   Less: cost of 70,503 common shares in treasury                                  (1,077)         (1,077)
                                                                               ----------      ----------
      Total Stockholders' Deficit                                                (465,329)       (481,955)
                                                                               ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $1,456,303      $1,446,740
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

                                                                                         THREE MONTHS ENDED
                                                                                 ---------------------------------
                                                                                 AUGUST 31, 2005   AUGUST 31, 2004
                                                                                 ---------------   ---------------
Revenue:
   Service revenue                                                                   $228,223          $210,356
   Equipment sales                                                                      9,020             6,426
                                                                                     --------          --------
                                                                                      237,243           216,782
                                                                                     --------          --------
Costs and Expenses:
   Cost of services (exclusive of depreciation and amortization shown below)           49,180            41,490
   Cost of equipment sold                                                              25,182            21,326
   Sales and marketing                                                                 25,550            24,624
   General and administrative                                                          43,148            37,741
   Depreciation and amortization                                                       32,751            29,158
   (Gain) loss on disposition of assets                                                   (85)              432
                                                                                     --------          --------
                                                                                      175,726           154,771
                                                                                     --------          --------
Operating income                                                                       61,517            62,011
                                                                                     --------          --------
Interest expense, net                                                                 (33,995)          (36,479)
Other expense                                                                              (6)             (878)
                                                                                     --------          --------
Income from continuing operations before income tax expense, minority interest
   in income of subsidiaries and income from equity investments                        27,516            24,654
   Income tax expense                                                                 (12,802)          (14,110)
                                                                                     --------          --------
Income from continuing operations before minority interest in income of
   subsidiaries and income from equity investments                                     14,714            10,544
Minority interest in income of subsidiaries                                              (212)             (226)
Income from equity investments                                                            108               145
                                                                                     --------          --------
Income from continuing operations                                                      14,610            10,463
Discontinued operations:
   Loss                                                                                    --            (2,425)
   Gain on disposition                                                                    100                --
   Tax (expense) benefit                                                                  (35)              429
                                                                                     --------          --------
Net income (loss) from discontinued operations                                             65            (1,996)
                                                                                     ========          ========
Net income                                                                           $ 14,675          $  8,467
                                                                                     ========          ========
Earnings (loss) per share:
   Basic
      Earnings per share from continuing operations                                  $   0.14          $   0.10
      Income (loss) per share from discontinued operations                               0.00             (0.02)
                                                                                     --------          --------
         Net income per share                                                        $   0.14          $   0.08
                                                                                     ========          ========
   Diluted
      Earnings per share from continuing operations                                  $   0.14          $   0.10
      Income (loss) per share from discontinued operations                               0.00             (0.02)
                                                                                     --------          --------
        Net income per share                                                         $   0.14          $   0.08
                                                                                     ========          ========
Weighted-average number of shares outstanding:
    Basic                                                                             104,108           103,213
                                                                                     ========          ========
    Diluted                                                                           106,876           104,281
                                                                                     ========          ========

            See notes to condensed consolidated financial statements.

                CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                               -----------------------
                                                                               AUGUST 31,   AUGUST 31,
                                                                                  2005         2004
                                                                               ----------   ----------
OPERATING ACTIVITIES:
   Net income                                                                   $ 14,675    $  8,467
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                  32,751      35,057
   Minority interest in income of subsidiaries                                       212         226
   Income from equity investments                                                   (108)       (145)
   Distributions received from equity investments                                     --         570
   Gain on disposition of assets                                                     185         679
   Changes in assets and liabilities                                             (15,319)    (29,630)
                                                                                --------    --------
   Total adjustments                                                              17,721       6,757
                                                                                --------    --------
      Net cash provided by operating activities                                   32,396      15,224
                                                                                --------    --------
INVESTING ACTIVITIES:
   Proceeds from disposition of assets, net of cash expenses                           5          20
   Capital expenditures                                                          (26,665)    (29,120)
                                                                                --------    --------
      Net cash used in investing activities                                      (26,660)    (29,100)
                                                                                --------    --------
FINANCING ACTIVITIES:
   Repayment of debt                                                              (1,616)     (1,634)
   Proceeds from the exercise of stock options                                       853         193
   Proceeds from issuance of common stock under employee stock purchase plan         384         425
                                                                                --------    --------
      Net cash used in financing activities                                         (379)     (1,016)
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                               5,357     (14,892)
Cash and cash equivalents, beginning of period                                   132,820     112,104
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $138,177    $ 97,212
                                                                                ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid during the period for:
   Interest                                                                     $ 56,661    $ 62,495
                                                                                ========    ========
   Income taxes                                                                 $  1,561    $    968
                                                                                ========    ========
NON-CASH TRANSACTION:
   Fixed assets acquired under capital leases                                   $    714    $  1,398
                                                                                ========    ========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 2005 Annual Report on Form 10-K, filed on August 11, 2005, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the "Company") as of August 31, 2005 and the results of its consolidated operations and consolidated cash flows for the three-month periods ended August 31, 2005 and 2004.

Income Taxes:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods
- An Interpretation of APB Opinion No. 28," the Company has recorded its tax provision from continuing operations for the quarter ended August 31, 2005 based on its projected annual worldwide effective tax rate of 51.8%. The tax provision for the three months ended August 31, 2005 was adjusted for a benefit of approximately $1,600 for state tax refunds received during the quarter.

     The Company's projected annual worldwide effective tax rate of 51.8% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company establishes reserves for tax contingencies when, despite the belief that the Company's tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. There was no change in the Company's tax contingency reserves during the three months ended August 31, 2005. The Company's effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management.

Stock-Based Compensation:

     Stock-based compensation issued to employees and directors is valued using the intrinsic value method under APB No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply APB 25 and follow the disclosure only provisions of SFAS 123.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 serves as an amendment to SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS 123 are shown below:

                                                                 THREE MONTHS ENDED
                                                                     AUGUST 31,
                                                                 ------------------
                                                                    2005     2004
                                                                  -------   ------
Net income (loss):
   As reported ...............................................    $14,675   $8,467
Deduct: total stock based employee compensation determined
   under fair-value based method for all awards, net of
   related tax effects .......................................      1,494      763
                                                                  -------   ------
   Pro forma .................................................    $13,181   $7,704
Earnings per share:
   Basic: As reported ........................................    $  0.14   $ 0.08
          Pro forma ..........................................    $  0.13   $ 0.07
   Diluted: As reported ......................................    $  0.14   $ 0.08
            Pro forma ........................................    $  0.12   $ 0.07

     The fair value of options granted under the Company's stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                                             THREE MONTHS ENDED
                                                                 AUGUST 31,
                                                             ------------------
                                                               2005       2004
                                                             --------   -------
Expected volatility ......................................      77.9%     121.2%
Risk-free interest rate ..................................       4.3%       3.5%
Expected lives of option grants ..........................   4 years    4 years
Expected dividend yield ..................................      0.00%      0.00%

Reclassification:

     Certain prior year information, primarily related to the presentation of our previously sold cable television properties, Centennial Cable, as a discontinued operation (see Note 4 below), has been reclassified to conform to the current year presentation.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table presents the intangible assets not subject to amortization:

                                                         AS OF            AS OF
                                                    AUGUST 31, 2005   MAY 31, 2005
                                                    ---------------   ------------
U.S. wireless licenses ..........................      $383,858         $383,858
Caribbean wireless licenses - Puerto Rico (1) ...        54,159           54,159
                                                       --------         --------
Total ...........................................      $438,017         $438,017
                                                       ========         ========

(1) Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

     On September 29, 2004, the SEC issued a Staff Announcement titled "Use of the Residual Method to Value Acquired Assets other than Goodwill." The Staff Announcement requires adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, "Business Combinations," effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. The Company determined that its U.S. and Caribbean wireless licenses are required to be tested using this method. The Company has evaluated its wireless licenses for potential impairment using a direct value methodology effective June 1, 2005 in accordance with the Staff Announcement. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of the Company's wireless licenses and, accordingly, had no effect on the Company's consolidated results of operations and consolidated financial position. Future tests for impairment of wireless licenses will be performed at least annually and more often if events or circumstances warrant.

     The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. A residual value approach consists of measuring the fair value of each reporting unit's goodwill by deducting the aggregate fair value of its net assets, including customer relationships, other than the goodwill, from the reporting unit's fair value, which is determined using a discounted cash flow analysis. The analysis is based on the Company's long-term cash flow projections with an assumed terminal value, discounted at the Company's weighted-average cost of capital. If the carrying value of the goodwill of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

     The following table presents other intangible assets subject to amortization:


                                                      AS OF AUGUST 31, 2005       AS OF MAY 31, 2005
                                                     -----------------------   -----------------------
                                                      GROSS                      GROSS
                                           USEFUL    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                            LIFE      AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                          --------   --------   ------------   --------   ------------
Caribbean wireless licenses --
   Dominican Republic .................   20 years    $20,000      $4,917       $20,000      $4,667
Transmission and connecting rights ....   25 years      2,192       1,462         2,192       1,440
Cable facility ........................   25 years      6,000       2,090         6,000       2,030
                                                      -------      ------       -------      ------
Total .................................               $28,192      $8,469       $28,192      $8,137
                                                      =======      ======       =======      ======

     Other intangible assets amortization expense was $332 for the three months ended August 31, 2005. Based solely on the finite lived intangible assets existing at August 31, 2005, amortization expense is estimated to be $996 for the remainder of fiscal 2006 and $1,328 for each of the next five fiscal years.

Goodwill

     The goodwill balance in the Caribbean wireless segment was $22,517 at August 31, 2005 and May 31, 2005. The goodwill balance in the Caribbean broadband segment was $4,187 at August 31, 2005 and May 31, 2005.

NOTE 3. DEBT

   Long-term debt consists of the following:

                                                     AS OF AUGUST 31,    AS OF MAY 31,
                                                           2005             2005
                                                     ----------------    --------------
New Senior Secured Credit Facility - Term Loans ..    $  591,000         $  592,500
8 1/8% Senior Unsecured Notes due 2014 (The "2014
   Senior Notes") ................................       325,000            325,000
10 1/8% Senior Unsecured Notes due 2013 (The "2013
   Senior Notes") ................................       500,000            500,000
10 3/4% Senior Subordinated Notes due 2008 (The
   "2008 Senior Subordinated Notes") .............       145,000            145,000
Capital Lease Obligations ........................        44,555             43,693
Financing Obligation -- Tower Sale ...............        12,845             12,916
                                                      ----------         ----------
   Total Long-Term Debt ..........................     1,618,400          1,619,109
Current Portion of Long-Term Debt ................        (5,742)            (5,738)
                                                      ----------         ----------
   Net Long-Term Debt ............................    $1,612,658         $1,613,371
                                                      ==========         ==========

     On March 1, 2005, the Company, through its wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. ("CPROC"), entered into an interest rate swap agreement (the "swap") to hedge variable interest rate risk on $250,000 of the Company's $591,000 of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At August 31, 2005, the fair value of the swap was approximately $106. The Company adjusted the liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swap. For the three months ended August 31, 2005, the Company recorded a reduction in accumulated other comprehensive loss of $713, net of tax, attributable to the fair value adjustments of the swap.

     On February 10, 2005, the Company amended its $750,000 Senior Secured Credit Facility (the "New Senior Secured Credit Facility") to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate ("LIBOR") spread from 2.75% to 2.25%. Under the terms of the New Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 3.45% as of August 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. The Company's obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of the Company's assets.

     Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all covenants of its debt agreements at August 31, 2005.

     The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company's long-term debt at August 31, 2005 are summarized as follows:

August 31, 2006                  $    5,742
August 31, 2007                       5,830
August 31, 2008                       6,007
August 31, 2009                     151,218
August 31, 2010                     285,336
August 31, 2011 and thereafter    1,164,267
                                 ----------
                                 $1,618,400
                                 ==========

     Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2005 and 2004 was $34,854 and $36,701, respectively.

NOTE 4. DISCONTINUED OPERATIONS

     On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. ("Centennial Cable"), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Summarized financial information for the discontinued operations of Centennial Cable is as follows:

                                                    THREE MONTHS ENDED AUGUST 31,
                                                    -----------------------------
                                                          2005       2004
                                                        --------   --------
Revenue ........................................          $ --      $12,778
Loss from discontinued operations ..............            --       (2,425)
Gain on disposition ............................           100           --
Income tax (expense) benefit ...................           (35)         429
Net income (loss) from discontinued
   operations ..................................            65       (1,996)

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") (discussed below), and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the effect of SAB 107 on its implementation and adoption of SFAS 123R.

     In December 2004, the FASB issued SFAS 123R which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS 123R is for annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected effect that the adoption of SFAS 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not expect that the adoption of SFAS 153 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 6. ACQUISITIONS AND DISPOSITIONS

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

     The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its business, consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Other Commitments and Contingencies:

     The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with the Company's existing undersea capacity and terminate in the United States. As part of the agreements, the Company has committed to spend $5,290. As of August 31, 2005, the Company has paid $849 under these agreements.

     In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company's wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of August 31, 2005, the Company has paid approximately $11,909 in connection with this agreement.

     In December 2004, the Company entered into an agreement with Nortel Networks to upgrade its wireless network equipment in Puerto Rico and the U.S. Virgin Islands. The Company has committed to purchase approximately $20,000 of equipment and services under the agreement. As of August 31, 2005, the Company has paid approximately $18,031 in connection with this agreement.

     During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh, Carson, Anderson & Stowe ("Welsh Carson"), the Company's principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets.

NOTE 8. SEGMENT INFORMATION

     The Company's condensed consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (e.g., types of services offered and geographic location). U.S. wireless represents the Company's wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company's wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company's offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before income (loss) from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, other expense, interest expense, net, (loss) gain on disposition of assets and depreciation and amortization.

     The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 4). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

     Information about the Company's operations in its three business segments as of, and for the three months ended, August 31, 2005 and 2004 is as follows:

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                       -------------------------
                                                           2005          2004
                                                       -----------   -----------
U.S. WIRELESS
Service revenue                                        $    80,903   $    85,918
Roaming revenue                                             21,225        13,308
Equipment sales                                              5,698         3,841
                                                       -----------   -----------
   Total revenue                                           107,826       103,067
Adjusted operating income                                   40,653        47,953
Total assets                                             1,862,715     1,986,022
Capital expenditures                                         9,551         9,351

CARIBBEAN WIRELESS
Service revenue                                        $    92,132   $    79,962
Roaming revenue                                                346           458
Equipment sales                                              3,322         2,585
                                                       -----------   -----------
   Total revenue                                            95,800        83,005
Adjusted operating income                                   36,833        32,238
Total assets                                               496,514       497,308
Capital expenditures                                        10,307        12,939

CARIBBEAN BROADBAND
Switched revenue                                       $    12,715   $    11,379
Dedicated revenue                                           14,282        12,534
Wholesale termination revenue                                6,576         7,572
Other revenue                                                3,096         2,024
                                                       -----------   -----------
   Total revenue                                            36,669        33,509
Adjusted operating income                                   16,697        11,410
Total assets                                               695,415       801,588
Capital expenditures                                         6,807         5,156

ELIMINATIONS
Total revenue (1)                                  $    (3,052)    $    (2,799)
Total assets (2)                                    (1,598,341)     (1,752,785)

CONSOLIDATED
Total revenue                                      $   237,243     $   216,782
Adjusted operating income                               94,183          91,601
Total assets                                         1,456,303       1,532,133
Capital expenditures                                    26,665          27,446

(1) Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)  Elimination of intercompany investments.

Reconciliation of adjusted operating income to net income:

                                                             THREE MONTHS ENDED
                                                                 AUGUST 31,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
Adjusted operating income................................   $ 94,183   $ 91,601
Less: depreciation and amortization......................    (32,751)   (29,158)
Gain (loss) on disposition of assets.....................         85       (432)
                                                            --------   --------
Operating income.........................................     61,517     62,011
Interest expense, net....................................    (33,995)   (36,479)
Other expense............................................         (6)      (878)
Income tax expense.......................................    (12,802)   (14,110)
Minority interest in income of subsidiaries..............       (212)      (226)
Income from equity investments...........................        108        145
Income (loss) from discontinued operations...............         65     (1,996)
                                                            --------   --------
Net income...............................................   $ 14,675   $  8,467
                                                            ========   ========

NOTE 9. CONDENSED CONSOLIDATING FINANCIAL DATA

     Centennial Cellular Operating Company, LLC ("CCOC") and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on both the 2008 Senior Subordinated Notes and the 2013 Senior Notes issued by the Company, and CPROC has unconditionally guaranteed both the 2008 Senior Subordinated Notes and the 2013 Senior Notes. The Company, CCOC and CPROC are joint and several co-issuers of the 2014 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                              AS OF AUGUST 31, 2005
                             (AMOUNTS IN THOUSANDS)


                                                                                                                        Centennial
                                     Centennial         Centennial                        Centennial                  Communications
                                     Puerto Rico         Cellular                       Communications                  Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
ASSETS
Current assets:
 Cash and cash equivalents.....    $    75,473       $        --        $    62,704     $        --     $        --   $   138,177
 Accounts receivable, net .....         49,862                --             66,086              --              --       115,948
 Inventory - phones and
  accessories, net.............          8,126                --              7,422              --              --        15,548
 Prepaid expenses and
  other current assets.........          8,089                --             26,329              --              --        34,418
 Assets held for sale..........             --                --                 --              --              --            --
                                   -----------       -----------        -----------     -----------     -----------   -----------
     Total current assets......        141,550                --            162,541              --              --       304,091
Property, plant & equipment,
  net..........................        237,085                --            382,275              --              --       619,360
Equity investments in
 wireless systems, net.........             --                --              2,608              --              --         2,608
Debt issuance costs............         20,664                --             22,170              --              --        42,834
U.S. wireless licenses.........             --                --            383,858              --              --       383,858
Caribbean wireless
 licenses, net.................             --                --             69,242              --              --        69,242
Goodwill.......................          4,186                --             22,518              --              --        26,704
Intercompany...................             --          (166,016)                --         286,516        (120,500)           --
Investment in subsidiaries.....             --         1,151,230            510,034        (751,780)       (909,484)           --
Other assets, net..............          5,932                --              1,674              --              --         7,606
                                   -----------       -----------        -----------     -----------     -----------   -----------
        Total..................    $   409,417       $   985,214        $ 1,556,920     $  (465,264)    $(1,029,984)  $ 1,456,303
                                   ===========       ===========        ===========     ===========     ===========   ===========

LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
 Current portion of
  long-term debt...............    $       (12)      $     5,758        $        (4)    $        --     $        --   $     5,742
 Accounts payable..............         20,809                --             16,735              --              --        37,544
 Accrued expenses and other
  current liabilities..........        570,350                --            373,563              --        (768,558)      175,355
 Payable to affiliates.........             --                --                125              --              --           125
 Liabilities held for sale.....             --                --                 --              --              --            --
                                   -----------       -----------        -----------     -----------     -----------   -----------
 Total current liabilities.....        591,147             5,758            390,419              --        (768,558)      218,766
Long-term debt.................        829,576           777,001              6,081              --              --     1,612,658
Deferred federal income taxes..             --                --             73,679              --              --        73,679
Other liabilities..............          3,924                --              9,942              --              --        13,866
Intercompany...................         13,317           920,500            920,500              --      (1,854,317)           --
Minority Interest in
 subsidiaries..................             --                --              2,663              --              --         2,663
Stockholders' (deficit) equity:
 Common stock..................             --                --                 --           1,043              --         1,043
 Additional paid-in capital....       (818,497)               --            818,497         481,511              --       481,511
 Accumulated deficit...........       (209,985)         (718,045)          (664,861)       (946,741)      1,592,891      (946,741)
 Accumulated other
  comprehensive loss...........            (65)               --                 --              --              --           (65)
                                   -----------       -----------        -----------     -----------     -----------   -----------
                                    (1,028,547)         (718,045)           153,636        (464,187)      1,592,891      (464,252)
 Less: treasury shares.........             --                --                 --          (1,077)             --        (1,077)
                                   -----------       -----------        -----------     -----------     -----------   -----------
 Total stockholders'
  (deficit) equity.............     (1,028,547)         (718,045)           153,636        (465,264)      1,592,891      (465,329)
                                   -----------       -----------        -----------     -----------     -----------   -----------
        Total..................    $   409,417       $   985,214        $ 1,556,920     $  (465,264)    $(1,029,984)  $ 1,456,303
                                   ===========       ===========        ===========     ===========     ===========   ===========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005
                             (AMOUNTS IN THOUSANDS)


                                                   CENTENNIAL  CENTENNIAL                                              CENTENNIAL
                                                  PUERTO RICO   CELLULAR                CENTENNIAL                   COMMUNICATIONS
                                                   OPERATIONS   OPERATING     NON-     COMMUNICATIONS                  CORP. AND
                                                     CORP.       CO. LLC   GUARANTORS      CORP.       ELIMINATIONS   SUBSIDIARIES
                                                  -----------  ----------  ----------  --------------  ------------  ---------------
Revenue ........................................  $   101,494  $      --   $  136,975    $      --     $    (1,226)    $  237,243
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Costs and expenses:
   Cost of services (exclusive of depreciation
      and amortization shown below) ............       17,270         --       32,909           --            (999)        49,180
   Cost of equipment sold ......................        5,460         --       19,722           --              --         25,182
   Sales and marketing .........................        9,422         --       16,128           --              --         25,550
   General and administrative ..................       22,251         --       21,124           --            (227)        43,148
   Depreciation and amortization ...............       15,729         --       17,022           --              --         32,751
   Gain on disposition of assets ...............          (16)        --          (69)          --              --            (85)
                                                  -----------  ---------   ----------    ---------     -----------     ----------
                                                       70,116         --      106,836           --          (1,226)       175,726
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Operating income ...............................       31,378         --       30,139           --              --         61,517
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Income (loss) from investments in subsidiaries             --     14,675          613       14,675         (29,963)            --
Interest expense, net ..........................      (26,111)   (33,995)      26,111           --              --        (33,995)
Other expenses .................................         (467)        --          461           --              --             (6)
Intercompany interest allocation ...............           --     33,995      (33,995)          --              --             --
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Income (loss) from continuing operations before
   income tax expense and minority interest ....        4,800     14,675       23,329       14,675         (29,963)        27,516

Income tax expense .............................       (4,187)        --       (8,615)          --              --        (12,802)
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Income (loss) from continuing operations before
   minority interest ...........................          613     14,675       14,714       14,675         (29,963)        14,714

Minority interest in income of subsidiaries ....           --         --         (212)          --              --           (212)
Income from equity investments .................           --         --          108           --              --            108
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Income (loss) from continuing operations .......          613     14,675       14,610       14,675         (29,963)        14,610

Income from discontinued operations ............           --         --           65           --              --             65
                                                  -----------  ---------   ----------    ---------     -----------     ----------
Net income (loss) ..............................  $       613  $  14,675   $   14,675    $  14,675     $   (29,963)    $   14,675
                                                  ===========  =========   ==========    =========     ===========     ==========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005
                             (AMOUNTS IN THOUSANDS)


                                                                                                                       Centennial
                                         Centennial       Centennial                        Centennial                Communications
                                         Puerto Rico       Cellular                       Communications                Corp. and
                                       Operations Corp. Operating Co. LLC  Non-Guarantors     Corp.      Eliminations  Subsidiaries
                                       ---------------- -----------------  -------------- -------------- ------------ --------------
OPERATING ACTIVITIES:

  Net income...........................$       613      $    14,675        $    14,675    $    14,675    $   (29,963) $    14,675

Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:

  Depreciation and amortization........     15,729               --             17,022             --             --       32,751
  Minority interest in loss of
    subsidiaries.......................         --               --                212             --             --          212
  Income from equity investments.......         --               --               (108)            --             --         (108)
  Equity in undistributed earnings
    of subsidiaries....................         --          (14,675)              (613)       (14,675)        29,963           --
 (Loss) gain on disposition of assets..        (16)              --                201             --             --          185
  Changes in assets and liabilities,
     net of effects of acquisitions
     and dispositions and other........      2,641         (191,086)           138,384         15,910         18,832      (15,319)
                                       -----------      -----------        -----------    -----------    -----------  -----------
  Total adjustments....................     18,354         (205,761)           155,098          1,235         48,795       17,721
                                       -----------      -----------        -----------    -----------    -----------  -----------
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................     18,967         (191,086)           169,773         15,910         18,832       32,396
                                       -----------      -----------        -----------    -----------    -----------  -----------
INVESTING ACTIVITIES:

  Proceeds from disposition of
    assets, net of cash expenses.......         --               --                  5             --             --            5
  Capital expenditures.................    (15,123)              --            (11,542)            --             --      (26,665)
                                       -----------      -----------        -----------    -----------    -----------  -----------
     NET CASH USED IN
     INVESTING ACTIVITIES..............    (15,123)              --            (11,537)            --             --      (26,660)
                                       -----------      -----------        -----------    -----------    -----------  -----------
FINANCING ACTIVITIES:

  Repayment of debt....................         --           (1,500)              (116)            --             --       (1,616)
  Proceeds from the exercise of
    employee stock options.............         --               --                 --            853             --          853
  Proceeds from issuance of common
    stock under employee stock
    purchase plan......................         --               --                 --            384             --          384
  Cash received (paid to)
    from affiliates....................      8,758          192,586           (165,365)       (17,147)       (18,832)          --
                                       -----------      -----------        -----------    -----------    -----------  -----------
     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES..............      8,758          191,086           (165,481)       (15,910)       (18,832)        (379)
                                       -----------      -----------        -----------    -----------    -----------  -----------
NET CASH USED IN DISCONTINUED
OPERATIONS.............................         --               --                 --             --             --           --
                                       -----------      -----------        -----------    -----------    -----------  -----------
NET INCREASE IN CASH AND
CASH EQUIVALENTS.......................     12,602               --             (7,245)            --             --        5,357

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD....................     62,871               --             69,949             --             --      132,820
                                       -----------      -----------        -----------    -----------    -----------  -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD..........................$    75,473      $        --        $    62,704    $        --    $        --  $   138,177
                                       ===========      ===========        ===========    ===========    ===========  ===========

              CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
                               AS OF MAY 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                   CENTENNIAL  CENTENNIAL                                              CENTENNIAL
                                                  PUERTO RICO   CELLULAR                 CENTENNIAL                  COMMUNICATIONS
                                                   OPERATIONS   OPERATING     NON-     COMMUNICATIONS                   CORP. AND
                                                     CORP.       CO. LLC   GUARANTORS       CORP.      ELIMINATIONS   SUBSIDIARIES
                                                  -----------  ----------  ----------  --------------  ------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents ...................  $    62,871  $      --   $   69,949    $      --     $        --     $  132,820
   Accounts receivable, net ....................       49,233         --       54,076           --              --        103,309
   Inventory -- phones and accessories, net ....       15,757         --        8,956           --              --         24,713
   Prepaid expenses and other current assets ...        5,291         --       27,239           --              --         32,530
                                                  -----------  ---------   ----------    ---------     -----------     ----------
      Total current assets .....................      133,152         --      160,220           --              --        293,372
Property, plant & equipment, net ...............      232,830         --      386,117           --              --        618,947
Equity investments in wireless systems, net ....           --         --        2,500           --              --          2,500
Debt issuance costs ............................       21,390         --       23,081           --              --         44,471
U.S. wireless licenses .........................           --         --      383,858           --              --        383,858
Caribbean wireless licenses, net ...............           --         --       69,492           --              --         69,492
Goodwill .......................................        4,186         --       22,518           --              --         26,704
Intercompany ...................................           --     31,368           --      270,604        (301,972)            --
Investment in subsidiaries .....................           --    945,859      653,009     (751,780)       (847,088)            --
Other assets, net ..............................        6,075         --        1,321           --              --          7,396
                                                  -----------  ---------   ----------    ---------     -----------     ----------
      Total ....................................  $   397,633  $ 977,227   $1,702,116    $(481,176)    $(1,149,060)    $1,446,740
                                                  ===========  =========   ==========    =========     ===========     ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term debt ...........           16      5,727           (5)          --              --          5,738
   Accounts payable ............................       21,398         --       15,255           --              --         36,653
   Accrued expenses and other current
      liabilities ..............................      568,471         --      378,181           --        (754,645)       192,007
   Payable to affiliates .......................           --         --          125           --              --            125
                                                  -----------  ---------   ----------    ---------     -----------     ----------
      Total current liabilities ................      589,885      5,727      393,556           --        (754,645)       234,523
Long-term debt .................................      829,329    783,720          322           --              --      1,613,371
Deferred federal income taxes ..................           --         --       63,738           --              --         63,738
Other liabilities ..............................        4,904         --        9,708           --              --         14,612
Intercompany ...................................       (5,202)   920,500    1,101,971           --      (2,017,269)            --
Minority Interest in subsidiaries ..............           --         --        2,451           --              --          2,451
Stockholders' (deficit) equity:
   Common stock ................................           --         --           --        1,041              --          1,041
   Additional paid-in capital ..................     (819,886)        --      819,886      480,276                        480,276
   Accumulated deficit .........................     (200,618)  (732,720)    (689,516)    (961,416)      1,622,854       (961,416)
   Accumulated other comprehensive loss ........         (779)        --           --           --              --           (779)
                                                  -----------  ---------   ----------    ---------     -----------     ----------
                                                   (1,021,283)  (732,720)     130,370     (480,099)      1,622,854       (480,878)
   Less: treasury shares .......................           --         --           --       (1,077)             --         (1,077)
                                                  -----------  ---------   ----------    ---------     -----------     ----------
      Total stockholders' (deficit) equity .....   (1,021,283)  (732,720)     130,370     (481,176)      1,622,854       (481,955)
                                                  -----------  ---------   ----------    ---------     -----------     ----------
         Total .................................  $   397,633  $ 977,227   $1,702,116    $(481,176)    $(1,149,060)    $1,446,740
                                                  ===========  =========   ==========    =========     ===========     ==========

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                                        Centennial
                                      Centennial         Centennial                       Centennial                  Communications
                                      Puerto Rico         Cellular                      Communications                   Corp. and
                                   Operations Corp.  Operating Co. LLC  Non-Guarantors       Corp.      Eliminations   Subsidiaries
                                   ----------------  -----------------  --------------  --------------  ------------  --------------
Revenue..........................      $ 91,564           $    --          $127,202         $   --        $ (1,984)      $216,782
                                       --------           -------          --------         ------        --------       --------
Costs and expenses:
Cost of services (exclusive of
   depreciation and amortization
   shown below)..................        13,237                --            29,278             --          (1,025)        41,490
Cost of equipment sold...........         6,352                --            14,974             --              --         21,326
Sales and marketing..............         9,686                --            14,938             --              --         24,624
General and administrative.......        19,199                --            19,501             --            (959)        37,741
Depreciation and amortization....        16,691                --            12,467             --              --         29,158
Loss (gain) on disposition of
   assets........................           531                --               (99)            --              --            432
                                       --------           -------          --------         ------        --------       --------
                                         65,696                --            91,059             --          (1,984)       154,771
                                       --------           -------          --------         ------        --------       --------
Operating income.................        25,868                --            36,143             --              --         62,011
                                       --------           -------          --------         ------        --------       --------
Income (loss) from investments in
   subsidiaries..................            --             8,467               831          8,467         (17,765)            --
Interest expense, net............       (24,475)           (9,300)           (2,704)            --              --        (36,479)
Other expenses...................          (411)               --              (467)            --              --           (878)
Intercompany interest
  allocation.....................            --             9,300            (9,300)            --              --             --
                                       --------           -------          --------         ------        --------       --------
Income (loss) from continuing
   operations before income tax
   expense, minority interest and
   income from equity investments           982             8,467            24,503          8,467         (17,765)        24,654
Income tax expense...............          (151)               --           (13,959)            --              --        (14,110)
                                       --------           -------          --------         ------        --------       --------
Income (loss) from continuing
   operations before minority
   interest and income from
   equity investments............           831             8,467            10,544          8,467         (17,765)        10,544
Minority interest in loss........            --                --              (226)            --              --           (226)
Income from equity investments...            --                --               145             --              --            145
                                       --------           -------          --------         ------        --------       --------
Income (loss) from continuing
   operations....................           831             8,467            10,463          8,467         (17,765)        10,463
Loss from discontinued
   operations....................            --                --            (1,996)            --              --         (1,996)
                                       --------           -------          --------         ------        --------       --------
Net income (loss)................      $    831           $ 8,467          $  8,467         $8,467        $(17,765)      $  8,467
                                       ========           =======          ========         ======        ========       ========

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                             Centennial  Centennial                                                  Centennial
                                            Puerto Rico   Cellular                    Centennial                   Communications
                                             Operations   Operating                  Communications                    Corp. and
                                               Corp.       Co. LLC   Non-Guarantors      Corp.       Eliminations   Subsidiaries
                                            -----------  ----------  --------------  --------------  ------------  --------------
OPERATING ACTIVITIES:
   Net income..............................  $    831     $  8,467     $   8,467       $   8,467      $ (17,765)      $  8,467
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...........    16,691           --        18,366              --             --         35,057
   Minority interest in income of
      subsidiaries.........................        --           --           226              --             --            226
   Income from equity investments..........        --           --          (145)             --             --           (145)
   Equity in undistributed earnings of
      subsidiaries.........................        --       (8,467)         (831)         (8,467)        17,765             --
   Distributions received from equity
      investments..........................        --           --           570              --             --            570
   Loss (gain) on disposition of assets....       531           --           148              --                           679
   Changes in assets and liabilities, net
      of effects of acquisitions and
      dispositions and other...............    (1,380)     (37,214)      672,029        (129,300)      (533,765)       (29,630)
                                             --------     --------     ---------       ---------      ---------       --------
   Total adjustments.......................    15,842      (45,681)      690,363        (137,767)      (516,000)         6,757
                                             --------     --------     ---------       ---------      ---------       --------
      NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES..............    16,673      (37,214)      698,830        (129,300)      (533,765)        15,224
                                             --------     --------     ---------       ---------      ---------       --------
INVESTING ACTIVITIES:
   Proceeds from disposition of assets,
      net of cash expenses.................        --           --            20              --             --             20
   Capital expenditures....................   (18,491)          --       (10,629)             --             --        (29,120)
                                             --------     --------     ---------       ---------      ---------       --------
      NET CASH USED IN INVESTING
         ACTIVITIES........................   (18,491)          --       (10,609)             --             --        (29,100)
                                             --------     --------     ---------       ---------      ---------       --------
FINANCING ACTIVITIES:
   Repayment of debt.......................       (21)      (1,500)         (113)             --             --         (1,634)
   Proceeds from the exercise of employee
      stock options........................        --           --            --             193             --            193
   Proceeds from issuance of common stock
      under employee stock purchase plan...        --           --            --             425             --            425
   Cash (paid to) received from affiliates.     3,791       38,714      (704,952)        128,682        533,765             --
                                             --------     --------     ---------       ---------      ---------       --------
      NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES..............     3,770       37,214      (705,065)        129,300        533,765         (1,016)
                                             --------     --------     ---------       ---------      ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.............................     1,952           --       (16,844)             --             --        (14,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD..................................    42,484           --        69,620              --             --        112,104
                                             --------     --------     ---------       ---------      ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...  $ 44,436     $     --     $  52,776       $      --      $      --       $ 97,212
                                             ========     ========     =========       =========      =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     Company Overview

     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.3 million wireless customers and approximately 320,200 access line equivalents in markets covering approximately 19.8 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers.

     As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. ("Centennial Cable") due to its classification as a discontinued operation.

     The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed on August 11, 2005, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1,
Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the "Risk Factors" section of our 2005 Annual Report on Form 10-K.

     Management's Summary

     Our vision is to be the premier regional provider of telecommunications services, by tailoring the ultimate customer experience, in the markets we serve. We deliver our tailored approach to serving local markets through our local scale and knowledge which has led to a strong track record of success.

     In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

     In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For the three months ended August 31, 2005, we derived approximately 83% of our Caribbean operations' revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission ("FCC") regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense, U.S. wireless markets in terms of population.

     The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2005, approximately 95% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. Further, through our tailored approach, we target high quality (high revenue per average wireless customer, including roaming revenue, or "ARPU") postpaid wireless customers in our U.S. and Puerto Rico operations. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.

     Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three months ended August 31, 2005, we spent $26.7 million on capital expenditures. This included $9.6 million in our U.S. wireless operations to upgrade and expand the coverage areas of our cell sites and the call switching equipment of existing wireless properties and to continue to build out our spectrum in Grand Rapids and Lansing Michigan. We spent $10.3 million and $6.8 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three months ended August 31, 2005, which included $5.9 million of capitalized phones in Puerto Rico we loan to our customers. These investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to continue the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean Broadband network infrastructure.

     We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments -- see Note 8 to the Condensed Consolidated Financial Statements for reconciliation to the appropriate accounting principles generally accepted in the United States of America, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

     ARPU represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of retail subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and profitable. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund ("USF") support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting, call forwarding and regulatory charges.

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

     Penetration -- total wireless represents a percentage, which is calculated by dividing the number of our retail subscribers by the total population of potential subscribers available in the markets that we serve.

     Postpaid and prepaid churn represent the number of subscribers that disconnect or are terminated from our service or where there is a lack of usage by prepaid customers for a prescribed period of time. Churn is calculated by dividing the aggregate number of wireless subscribers who cancel service during each month in a period by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing cost needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

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

     On-net buildings is a location where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities based competitive local exchange carrier, it is a critical performance measurement of our growth and a clear indication of our increased footprint.

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

CRITICAL ACCOUNTING ESTIMATES

     The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

     There are certain critical estimates that we believe require significant judgment in the preparation of our Condensed Consolidated Financial Statements. We consider an accounting estimate to be critical if:

     - it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

     - changes in the estimate or different estimates that we could have selected may have had a material effect on our consolidated financial condition or consolidated results of operations.

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

     In our Puerto Rico wireless operations, we sell and loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is loaned to a customer is charged to depreciation expense over the life of the phone. Phones loaned to customers are required to be returned upon contract cancellation.

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

          Goodwill and Wireless Licenses -- Valuation of Goodwill and Indefinite-Lived Intangible Assets

     We review goodwill and wireless licenses for impairment based on the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.

RESULTS OF OPERATIONS

     We had approximately 1,307,600 wireless subscribers, including approximately 43,200 wholesale subscribers, at August 31, 2005, as compared to 1,081,600, including approximately 13,500 wholesale subscribers, at August 31, 2004, an increase of 21%. Income from continuing operations for the three months ended August 31, 2005 was $14.6 million, as compared to $10.5 million for the three months ended August 31, 2004. Basic and diluted earnings per share from continuing operations for the three months ended August 31, 2005 were $0.14, as compared to $0.10 for the three months ended August 31, 2004.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods
- An Interpretation of APB Opinion No. 28," we have recorded our tax provision from continuing operations for the quarter ended August 31, 2005 based on our projected annual worldwide effective tax rate of 51.8%, which is impacted by U.S. federal taxes, state taxes, net of federal tax benefits, and foreign taxes for which the Company cannot claim a foreign tax credit. The tax provision for the three months ended August 31, 2005 was adjusted for a benefit of approximately $1.6 million for state tax refunds received during the quarter.

Consolidated Operations

                                                 THREE MONTH ENDED
                                                     AUGUST 31,
                                                 -----------------        $         %
                                                   2005      2004      CHANGE    CHANGE
                                                 -------   -------     ------    ------
                                                    (Unaudited)
                                                   (in thousands,
                                                  except per share
                                                       data)
Operating income .............................   $61,517   $62,011     $ (494)     (1)%
Income from continuing operations ............    14,610    10,463      4,147      40%
Earnings per share from continuing operations:
   Basic and diluted .........................      0.14      0.10       0.04      40%

U.S. Wireless Operations

                                                 THREE MONTHS ENDED
                                                     AUGUST 31,
                                                 -------------------      $         %
(In thousands)                                     2005      2004      CHANGE    CHANGE
                                                 --------   --------  -------    ------
                                                    (Unaudited)
Revenue:
Service revenue                                  $ 80,903   $ 85,918  $(5,015)     (6)%
Roaming revenue                                    21,225     13,308    7,917      59
Equipment sales                                     5,698      3,841    1,857      48
                                                 --------   --------  -------
   Total revenue                                  107,826    103,067    4,759       5
                                                 --------   --------  -------
Costs and expenses:
Cost of services                                   22,884     16,792    6,092      36
Cost of equipment sold                             14,582     11,423    3,159      28
Sales and marketing                                12,605     12,607       (2)     --
General and administrative                         17,102     14,292    2,810      20
                                                 --------   --------  -------
   Total costs and expenses                        67,173     55,114   12,059      22
                                                 --------   --------  -------
Adjusted operating income (1)                    $ 40,653   $ 47,953  $(7,300)    (15)%
                                                 ========   ========  =======

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. U.S. wireless service revenue decreased in the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The decrease was primarily due to $5.5 million of USF revenue related to prior periods, which was included in service revenue for the three months ended August 31, 2004, the point at which it became known and realizable.

     U.S. wireless roaming revenue increased for the three months ended August 31, 2005. The increase was primarily due to a 758% increase in global system for mobile communications ("GSM") roaming minutes, partially offset by lower average roaming rates per minute. Despite this strong performance, the Company does not expect long-term growth in roaming revenue and anticipates that roaming revenue will remain a small percentage of consolidated revenue in future periods.

     Our U.S. wireless operations had approximately 592,600 and 564,900 subscribers at August 31, 2005 and 2004, respectively, including approximately 43,200 and 13,500 wholesale subscribers, respectively. Postpaid subscribers account for 97% of total U.S.

retail wireless subscribers as of August 31, 2005. During the twelve months ended August 31, 2005, increases in retail subscribers from new activations of 156,600 were offset by subscriber cancellations of 158,600. The monthly postpaid churn rate was 2.1% for the three months ended August 31, 2005 and 2004. The cancellations experienced by our U.S. wireless operations were primarily due to competition and nonpayment.

     Equipment sales increased during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004 due primarily to increased activations in the current period as well as an increase in sales of more expensive phones.

     U.S. wireless ARPU was $65 for the three months ended August 31, 2005, as compared to $62 for the same period a year ago. ARPU for the three months ended August 31, 2004 includes $5.5 million of USF revenue related to prior periods. ARPU excluding this $5.5 million of USF revenue was $59 for the three months ended August 31, 2004. Average minutes of use per subscriber were 688 per month for the three months ended August 31, 2005 as compared to 518 for the same period last year. Wireless ARPU increased due to the increase in roaming revenue described above and, to a lesser extent, an increase in the sale of enhanced features, such as caller ID and voicemail.

     Costs and expenses. Cost of services increased during the three months ended August 31, 2005, as compared to the same period last year, primarily due to an increase in (i) incollect roaming costs (costs associated with providing our subscribers roaming on other carriers' networks), (ii) telephone service costs due to higher minutes of use, and (iii) costs to repair phones. In addition, we received lower reimbursements for deploying basic and enhanced E911 services ("E911") in the three months ended August 31, 2005 compared to the prior year. We recorded these reimbursements as a reduction in cost of services.

     Cost of equipment sold increased for the three months ended August 31, 2005, as compared to the same period last year, primarily due to an increase in phones used for customer retention and handset upgrades and, to a lesser extent, a higher average cost per phone and increased activations. We expect this trend to continue as we migrate our customers onto our GSM/GPRS network.

     General and administrative expenses increased for the three months ended August 31, 2005 as compared to the same period in the prior year, due primarily to contingent professional fees relating to a successful state tax refund claim, increased costs associated with our outcollect roaming and increased subscriber billing costs.

     Adjusted operating income for the U.S. wireless operations decreased for the three months ended August 31, 2005 as compared to the same period in fiscal 2005 primarily due to a decrease in USF revenue and an increase in equipment expense, partially offset by an increase in roaming revenue.

     Caribbean Wireless Operations

                                           THREE MONTHS ENDED
                                               AUGUST 31,
                                           ------------------      $         %
(In thousands)                               2005       2004     CHANGE   CHANGE
                                           -------    -------   -------  -------
                                                (Unaudited)
Revenue:
Service revenue                            $92,132    $79,962   $12,170     15%
Roaming revenue                                346        458      (112)   (24)
Equipment sales                              3,322      2,585       737     29
                                           -------    -------   -------
   Total revenue                            95,800     83,005    12,795     15
                                           -------    -------   -------
Costs and expenses:
Cost of services                            16,130     12,686     3,444     27
Cost of equipment sold                      10,459      9,685       774      8
Sales and marketing                         11,172     10,245       927      9
General and administrative                  21,206     18,151     3,055     17
                                           -------    -------   -------
   Total costs and expenses                 58,967     50,767     8,200     16
                                           -------    -------   -------
Adjusted operating income (1)              $36,833    $32,238   $ 4,595     14%
                                           =======    =======   =======

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. Caribbean wireless service revenue increased for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The increase in Caribbean wireless service revenue was primarily due to a significant increase in the number of subscribers, offset by a lower ARPU in the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The growth rate in service revenue was less than the growth rate in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic, which generally have a lower ARPU than our subscribers in Puerto Rico.

     Our Caribbean wireless operations had approximately 715,000 subscribers at August 31, 2005, an increase of 38% from 516,700 subscribers at August 31, 2004. During the twelve months ended August 31, 2005, increases from new activations of 485,800 were offset by subscriber cancellations of 287,500. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competition and non-payment.

     The monthly postpaid churn rate increased to 3.2% for three months ended August 31, 2005 from 2.4% for the same period last year. The increase in postpaid churn is primarily due to higher involuntary churn in Puerto Rico and to higher churn in the Dominican Republic. We believe that the Company's shift in emphasis to prepaid plans and "hybrid" plans (having attributes of prepaid and postpaid plans, which we characterize as "prepaid" in our subscriber statistics) contributed to the increase in postpaid churn in the Dominican Republic. Our postpaid subscribers represented approximately 58% of our total Caribbean wireless subscribers at August 31, 2005, down from approximately 73% at August 31, 2004. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which has a higher percentage of prepaid customers.

     Caribbean wireless ARPU was $46 for the three months ended August 31, 2005, as compared to $55 for the same period last year. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, who generally have a lower ARPU than postpaid subscribers.

     Our subscribers used an average of 844 minutes of airtime per month during the three months ended August 31, 2005, compared to 947 minutes per month during the three months ended August 31, 2004. The decrease in minutes of airtime per month was primarily due to the change in the subscriber mix described above, as prepaid subscribers generally consume less airtime than our postpaid subscribers. Our postpaid subscribers used an average of 1,356 minutes of airtime per month during the three months ended August 31, 2005, as compared to 1,261 minutes of use per month during the three months ended August 31, 2004.

     Equipment sales increased during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004 due primarily to an increase in the number of phones sold as well as the sale of more expensive phones as we continue to sell more technologically advanced handsets capable of supplying advanced wireless data services.

     Costs and expenses. Cost of services increased during the three months ended August 31, 2005 as compared to the three months ended August 31, 2004. The increase was primarily due to costs associated with a larger subscriber base, including interconnection, compensation, tower site, phone repairs and utilities expenses.

     Cost of equipment sold increased during the three months ended August 31, 2005 as compared to the same period last year. The increase was primarily due to an increase in the number of phones used for upgrades and customer retention purposes.

     Sales and marketing expenses increased during the three months ended August 31, 2005 as compared to the same period last year. The increase is due to an increase in agent commission expense as a result of growth in our prepaid subscriber base, partially offset by a decrease in direct commission expense as a result of lower postpaid activations.

     General and administrative expenses increased during the three months ended August 31, 2005 as compared to the same period in fiscal 2005. The increase was primarily due to increases in bad debt expense due to the increase in involuntary churn, as well as an increase in compensation costs and subscriber billing services due to increased subscribers.

     Adjusted operating income for the Caribbean wireless operations increased for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004, primarily as a result of an increase in subscribers.

Caribbean Broadband Operations

                                          THREE MONTHS ENDED AUGUST 31,
                                          -----------------------------      %
(In thousands)                               2005      2004    $ CHANGE   CHANGE
                                           -------   -------   --------   ------
Revenue:                                      (Unaudited)
Switched revenue                           $12,715   $11,379   $ 1,336      12%
Dedicated revenue                           14,282    12,534     1,748      14
Wholesale termination revenue                6,576     7,572      (996)    (13)
Other revenue                                3,096     2,024     1,072      53
                                           -------   -------   -------
   Total revenue                            36,669    33,509     3,160       9
                                           -------   -------   -------
Costs and expenses:
Cost of services                            13,065    14,667    (1,602)    (11)
Cost of equipment sold                         141       218       (77)    (35)
Sales and marketing                          1,773     1,772         1      --
General and administrative                   4,993     5,442      (449)     (8)
                                           -------   -------   -------
   Total costs and expenses                 19,972    22,099    (2,127)    (10)
                                           -------   -------   -------
Adjusted operating income (1)              $16,697   $11,410   $ 5,287      46%
                                           =======   =======   =======

(1) Adjusted operating income represents the profitability measure of the segment - see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. Caribbean broadband revenue increased for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. This increase was primarily due to a 15% increase in total access lines and equivalents to 320,200.

     Switched revenue increased for the three months ended August 31, 2005, as compared to the same period last year. The increase was primarily due to a 20% increase in switched access lines to 64,700 as of the end of August 31, 2005, partially offset by a decrease in recurring revenue per line.

     Dedicated revenue increased for the three months ended August 31, 2005, as compared to the same period last year. The increase was primarily the result of a 14% growth in voice grade equivalent dedicated lines to 255,500.

     Wholesale termination revenue decreased for the three months ended August 31, 2005, as compared to the same period last year. The decrease was primarily the result of a decrease in southbound terminating minutes to the Dominican Republic. The Dominican Republic termination revenue generally has lower margins than switched and dedicated revenue.

     Other revenue increased for the three months ended August 31, 2005 from the same period last year. The increase was primarily due to an increase in inter-carrier compensation revenue as well as an increase in installation and new construction charges.

     Costs and expenses. Cost of services decreased during the three months ended August 31, 2005, as compared to the same period last year. The decrease was primarily due to a decrease in access charges in the Dominican Republic, resulting from a decrease in the number of international long distance minutes to the Dominican Republic that we terminate, which corresponds to the decrease in wholesale termination revenue described above, and to a lesser extent, reduced termination rates in Puerto Rico.

     General and administrative expenses decreased during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The decrease was primarily due to a decrease in bad debt expense.

     Adjusted operating income for the Caribbean broadband operations increased during for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004 primarily as a result of a 15% increase in access lines and equivalents, reduced termination rates in Puerto Rico, an increase in inter-carrier compensation revenue and reduced bad debt expense. Additionally, switched and dedicated revenue, which increased during the period, have higher margins than wholesale termination revenue, which decreased during the period.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

                                                   THREE MONTHS ENDED
                                                       AUGUST 31,
                                                  -------------------
(in millions)                                       2005       2004      Change
                                                  --------   --------   -------
Weighted Average Debt Outstanding..............   $1,618.8   $1,768.6   $(149.8)
Weighted Average Gross Interest Rate(1)........        8.6%       8.3%      0.3%
Weighted Average Gross Interest Rate (2).......        8.2%       7.9%      0.3%
Gross Interest Expense(1)......................   $  34.86   $  36.70   $ (1.84)
Interest Income................................   $   0.86   $   0.22   $  0.64
                                                  --------   --------   -------
Net Interest Expense...........................   $  34.00   $  36.48   $ (2.48)
                                                  ========   ========   =======

(1)  Including amortization of debt issuance costs

(2)  Excluding amortization of debt issuance costs

     The $2.5 million decrease in net interest expense resulted primarily from the lower weighted average debt and higher interest income.

     At August 31, 2005, we had total liquidity of $287.9 million, consisting of cash and cash equivalents totaling $138.2 million and approximately $149.7 million available under our revolving credit facility.

     On March 1, 2005, we entered into an interest rate swap agreement, through our wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. ("CPROC"), to hedge variable interest rate risk on $250.0 million of our $591.0 million of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At August 31, 2005, the fair value of the swap was approximately $0.1 million. We adjusted the liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swap. For the three months ended August 31, 2005, we recorded a reduction in accumulated other comprehensive loss of $0.7 million, net of tax, attributable to the fair value adjustments of the swap.

     On February 10, 2005, we amended our $750.0 million Senior Secured Credit Facility (the "New Senior Secured Credit Facility") to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate ("LIBOR") spread from 2.75% to 2.25%. Under the terms of the New Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 3.45% as of August 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

     On February 9, 2004, we issued the 8 1/8% Senior Unsecured Notes due 2014 ("2014 Senior Notes"). Concurrent with the issuance of the 2014 Senior Notes, we entered into the New Senior Secured Credit Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility.

     The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $595.5 million, as amended, of which $591.0 million remained outstanding at August 31, 2005 and which requires quarterly amortization payments in an aggregate principal amount of $6.0 million in each of the fiscal years ended 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At August 31, 2005, $149.7 million was available under the revolving credit facility. If the remaining 10 3/4% Senior Subordinated Notes due 2008 ("2008 Senior Subordinated Notes") are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.

     On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under the Old Senior Secured Credit Facility.

     In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of August 31, 2005, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe ("Welsh Carson"), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

     Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at August 31, 2005.

     For the three months ended August 31, 2005, the ratio of earnings to fixed charges was 1.73. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

     As of August 31, 2005, we had $619.4 million of property, plant and equipment, net, placed in service. We had capital expenditures of $26.7 million for the three months ended August 31, 2005. Capital expenditures for the U.S. wireless operations were $9.6 million, representing 35.8% of total capital expenditures, for the three months ended August 31, 2005. These expenditures were to expand the coverage areas and upgrade our cell sites and our call switching equipment of existing wireless properties and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. Capital expenditures for the Caribbean wireless operations were $10.3 million, representing 38.7% of total capital expenditures, which included $5.9 million of capitalized phones in Puerto Rico we loan to our customers. These expenditures were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to continue the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands network. Capital expenditures for the Caribbean broadband operations were $6.8 million, representing 25.5% of total capital expenditures. These expenditures were to continue the expansion of our Caribbean broadband network infrastructure.

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

     On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

COMMITMENTS AND CONTINGENCIES

     We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with our existing undersea capacity and terminate in the United States. As part of the agreements, we have committed to spend approximately $5.3 million. As of August 31, 2005, we have paid $0.8 million under these agreements.

     In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. ("Convergys"). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of August 31, 2005, we have paid approximately $11.9 million in connection with this agreement.

     In December 2004, we entered into an agreement with Nortel Networks to upgrade our wireless network equipment in Puerto Rico and the U.S. Virgin Islands. We have committed to purchase approximately $20.0 million of equipment and services under the agreement. As of August 31, 2005, we have paid approximately $18.0 million in connection with this agreement.

     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2005, 37,613,079 shares remain available for issuance under the shelf.

     On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of August 31, 2005, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

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

     The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2005 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

                                                         LESS
                                                        THAN 1
CONTRACTUAL OBLIGATIONS                     TOTAL        YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------                  -----------   --------   ---------   ---------   -------------
Long-term debt obligations ...........   $1,618,400    $ 5,742     $11,837    $436,554     $1,164,267
Operating leases obligations .........      170,357     17,777      28,578      23,115        100,887
Purchase obligations .................       69,143     14,946      21,021      21,879         11,297
                                         ----------    -------     -------    --------     ----------
Total contractual cash obligations ...    1,857,900     38,465      61,436     481,548      1,276,451
                                         ----------    -------     -------    --------     ----------
Sublessor agreements (1) .............       (3,162)    (1,073)     (1,446)       (566)           (77)
                                         ----------    -------     -------    --------     ----------
  Net ................................   $1,854,738    $37,392     $59,990    $480,982     $1,276,374
                                         ==========    =======     =======    ========     ==========

(1) Represents our commitments associated with our sublessor agreements as of May 31, 2005.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

     - the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

     - the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

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

     - our ability to attract subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan;

     - market prices for the products and services we offer may continue to decline in the future;

     -    the effects of consolidation in the telecommunications industry;

     - general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

     - our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

     - the effect on our business of wireless local number portability, which permits the wireless phone numbers that we allocate to our customers to be portable when our customers switch to another carrier;

     - our ability to successfully deploy and deliver wireless data services to our customers;

     - our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

     - our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

     - our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

     -    our ability to attract and retain qualified personnel;

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

     We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" of our 2005 Annual Report on Form 10 K filed on August 11, 2005. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risks due to fluctuations in interest rates. Approximately $591.0 million of our long-term debt has variable interest rates. We utilize an interest rate swap agreement to hedge variable interest rate risk on $250.0 million of our variable interest rate debt as part of our interest rate risk management program.

     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2005:

                                            FISCAL YEAR ENDED AUGUST  31,
                                 --------------------------------------------------
                                   2006       2007      2008      2009       2010     THEREAFTER      TOTAL     FAIR VALUE
                                 --------   --------   ------   --------   --------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Long-term debt:
   Fixed rate                    $   (258)  $   (170)  $    7   $145,218   $    336    $882,267    $1,027,400   $1,111,250
   Average fixed Interest rate       10.6%      10.0%    10.0%      10.8%      10.0%        9.4%          9.6%          --
   Variable rate                 $  6,000   $  6,000   $6,000   $  6,000   $285,000     282,000    $  591,000   $  591,000
   Average variable
   Interest rate(1)                   4.3%       4.3%     4.4%       4.5%       4.7%        4.8%          4.7%          --
Interest rate swap (pay fixed,
   receive variable):
   Notional amount               $250,000   $250,000
   Average pay rate                  6.29%      6.29%
   Average receive rate              6.54%      6.58%

(1) Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.

     We have variable rate debt that at August 31, 2005 and 2004 had outstanding balances of $591.0 million and $597.0 million, respectively. The fair value of such debt approximates the carrying value at August 31, 2005 and 2004. Of the variable rate debt, $250.0 million was hedged at August 31, 2005, using an interest rate swap agreement. The swap was designated a cash flow hedge. The fixed interest rate on the interest rate swap was 6.29% at August 31, 2005 and the swap expires on March 31, 2007. Based on our unhedged variable rate obligations outstanding at August 31, 2005, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2005.

     There was no change in our internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our business, consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     Each exhibit identified below is filed as a part of this report.

Exhibit No.                               Description
-----------   ------------------------------------------------------------------

    10.9      Description of the Fiscal Year 2006 Executive Bonus Program.

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

October 6, 2005

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


                                        /s/ Francis P. Hunt
                                        ----------------------------------------
                                        Francis P. Hunt
                                        Sr. Vice President-Controller
                                        (Chief Accounting Officer)