Form 10-K/A
period 2005-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-12-12
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
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
Common Stock, par value $.01 per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐     No     ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes     ☐     No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☑     No     ☐
      The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq National Market on November 30, 2004 of $6.61 per share, was $149,175,372. As of August 5, 2005, there were 104,172,007 shares of common stock outstanding.

EXPLANATORY NOTE
      We are filing this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the year ended May 31, 2005 in order to reflect the restatement of our consolidated financial statements to correct the Company’s accounting for the sale of its previously owned cable television subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale as further described in Note 16 of the Consolidated Financial Statements, for the three and nine months ended February 28, 2005, and as of and for the 12 months ended May 31, 2005. The effect of the correction discussed below had no effect on previously reported Revenue, Total assets, Net income (loss) from continuing operations or Net cash provided by operating activities.
      The Company sold Centennial Cable on December 28, 2004 and the disposition was accounted for as a discontinued operation. In December 2005, the Company determined that certain deferred tax assets related to Centennial Cable should have had a full valuation allowance provided against them as part of the sale. This amendment reflects this correction and will result in non-cash adjustments to the following: Consolidated — Accrued expenses and other current liabilities — Total current liabilities — Deferred federal income taxes — Total liabilities and stockholders’ deficit, Discontinued operations — Tax (expense) benefit — Net income (loss) from discontinued operations, Earnings (loss) per share from discontinued operations, Net income (loss) per share and net operating loss carryforwards for federal income tax purposes.
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
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K/A.

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

(ii)

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

(iii)

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
      Established Operating History with Strong Management Team and Equity Investors. We began offering wireless services in the United States in 1988 and launched services in the Caribbean in 1996. During that time, we have significantly grown each of our businesses and have developed a proven sales and service philosophy that is tailored to each of our local markets. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 degrees Communications Company, Bell Atlantic Corporation (now Verizon Communications Inc.), BellSouth and Millicom International Cellular S.A. Welsh, Carson, Anderson & Stowe, or Welsh Carson, and The Blackstone Group, leading private equity investors, are our controlling stockholders.
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
      As of May 31, 2005, our Caribbean wireless and U.S. wireless operations had 1,244,800 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	MHz

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25 MHz
Cass, MI	100.0%	308,100	308,100	25 MHz
Newaygo, MI	100.0%	262,500	262,500	25 MHz
Battle Creek, MI*	100.0%	197,100	197,100	25 MHz
Benton Harbor, MI*	100.0%	162,200	162,200	25 MHz
Jackson, MI*	100.0%	162,500	162,500	25 MHz
Roscommon, MI	100.0%	150,700	150,700	25 MHz
Allegan, MI	100.0%	111,600	111,600	25 MHz
Grand Rapids, MI	100.0%	846,000	846,000	10 MHz
Lansing, MI	100.0%	521,200	521,200	10 MHz
Muskegan, MI	100.0%	230,100	230,100	10 MHz
Saginaw-Bay City, MI	100.0%	404,000	404,000	10 MHz
South Bend, IN*	100.0%	314,900	314,900	25 MHz
Richmond, IN	100.0%	218,500	218,500	25 MHz
Newton, IN	100.0%	217,500	217,500	25 MHz
Elkhart-Goshen, IN*	91.7%	188,800	173,100	25 MHz
Williams, OH	100.0%	127,200	127,200	25 MHz
Fort Wayne, IN*	100.0%	476,100	476,100	25 MHz
Miami, IN	100.0%	186,500	186,500	25 MHz
Kosciusko, IN	100.0%	192,100	192,100	25 MHz
Huntington, IN	100.0%	145,300	145,300	25 MHz
Kokomo, IN*	100.0%	101,400	101,400	25 MHz
Muncie, IN	100.0%	117,700	117,700	10 MHz

Markets	Ownership	Pops	Net Pops	MHz

Anderson, IN	100.0%	131,500	131,500	10 MHz
Lafayette, IN(1)	100.0%	280,800	280,800	10 MHz

Midwest Cluster Subtotal		6,375,800	6,360,100

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25 MHz
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25 MHz
Lafayette, LA*	95.0%	246,100	233,700	25 MHz
West Feliciana, LA	100.0%	194,700	194,700	25 MHz
Claiborne, MS	100.0%	158,900	158,900	25 MHz
Alexandria, LA*	100.0%	146,400	146,400	25 MHz
Iberville, LA	100.0%	159,100	159,100	25 MHz
DeSoto, LA	100.0%	112,700	112,700	25 MHz
Copiah, MS	100.0%	123,600	123,600	25 MHz
Bastrop, LA	100.0%	80,800	80,800	25 MHz
Caldwell, LA	100.0%	72,200	72,200	25 MHz
Lake Charles, LA*	100.0%	183,900	183,900	25 MHz

Southeast Cluster Subtotal		2,264,400	2,252,000

Total U.S. Wireless Telephone Systems		8,640,200	8,612,100

Caribbean Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30 MHz
Dominican Republic Wireless Telephone System	80.0%	8,950,000	7,160,000	30 MHz

Total Caribbean Wireless Telephone Systems		12,953,500	11,163,500

Investment Interests
Lawrence, PA	14.3%	210,600	30,100
Del Norte, CA	6.9%	212,500	14,700

Total Investment Interests		423,100	44,800

Total U.S. Wireless Telephone Systems, Caribbean Wireless Telephone Systems and Investment Interests		22,016,800	19,820,400

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.
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
      Electronic Surveillance Standards. In 1994, Congress passed the Communications Assistance for Law Enforcement Act, or CALEA, which requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. Over the ensuing decade, the FCC established varying deadlines for implementing different aspects of this complicated legislation. We are in compliance with the “assistance capability” and “punchlist” requirements of CALEA. The FCC currently is considering whether certain non-traditional forms of telecommunications service fall within the purview of CALEA. We believe that we are in compliance with CALEA’s requirements with regard to these services. However, the FCC’s final decision on the nature of these services and CALEA’s applicability to them may cause us to incur additional expense in upgrading our networks to meet new FCC requirements.
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
      Michael J. Small has served as Chief Executive Officer and a director of Centennial since January 1999. Prior to joining Centennial, Mr. Small served as Executive Vice President and Chief Financial Officer of 360 degrees Communications Company (now a subsidiary of ALLTEL Corporation) from 1995 to 1998. Prior to 1995, he served as President of Lynch Corporation, a diversified acquisition-oriented company with operations in telecommunications, manufacturing and transportation services.
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
      See Notes 15 and 16 of the Consolidated Financial Statements contained in this report for a discussion of the Company’s correction of the accounting for the sale of Centennial Cable.

	Fiscal Year Ended May 31,

	2005	2004	2003	2002		2001

	(As restated)
	(dollar amounts in thousands
	except per share and per customer data)
Consolidated Statement of Operations Data(1)
Revenue:
Service revenue	$852,869	$749,790	$674,396	$647,690		$586,192
Equipment sales	29,558	30,978	27,462	23,101		27,278

Total revenue	882,427	780,768	701,858	670,791		613,470

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	166,050	143,189	135,528	151,487		113,674
Cost of equipment sold	94,331	86,071	70,876	56,760		49,216
Sales and marketing	95,977	88,960	89,333	102,505		92,409
General and administrative	159,708	148,610	125,059	128,643		110,555
Recapitalization costs	—	—	—	—		68
Depreciation and amortization	202,053	118,124	116,169	126,859		102,857
Loss on impairment of assets	—	—	24,338 (2)	33,985	(3)	—
(Gain) loss on disposition of assets	(14,462)	641	(1,441)	119		(369,277	)(4)

Total costs and expenses	703,657	585,595	559,862	600,358		99,502

Operating income	178,770	195,173	141,996	70,433		513,968
Interest expense — net	(145,041)	(162,922)	(145,512)	(150,765)		(156,137)
Loss on extinguishment of debt	(9,052)	(39,176)	—	—		—
Other (expense) income	(2,500)	36	(1,045)	96		68

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(As restated)
	(dollar amounts in thousands
	except per share and per customer data)
Income (loss) from continuing operations before income tax (expense) benefit, minority interest in (income) loss of subsidiaries income from equity investments and cumulative effect of change in accounting principle	22,177	(6,889)	(4,561)	(80,236)	357,899
Income tax (expense) benefit	(2,154)	(9,585)	(9,657)	7,945	(187,339)

Loss (income) from continuing operations before minority interest in (income) loss of subsidiaries income from equity investments and cumulative effect of change in accounting principle	20,023	(16,474)	(14,218)	(72,291)	170,560
Minority interest in (income) loss of subsidiaries(5)	(934)	(627)	(489)	780	11,161
Income from equity investments(6)	540	143	192	564	8,033

Income (loss) from continuing operations	19,629	(16,958)	(14,515)	(70,947)	189,754

Discontinued operations:
Income (loss)	2,767	(8,967)	(176,692)	(13,525)	(4,554)
Gain on disposition	62,573	—	—	—	—
Tax (expense) benefit	(59,348)	3,133	79,561	4,835	1,618

Net income (loss) from discontinued operations	5,992	(5,834)	(97,131)	(8,690)	(2,936)

Income (loss) before cumulative effect of change in accounting principle	25,621	(22,792)	(111,646)	(79,637)	186,818
Cumulative effect of change in accounting principle, net of income taxes of ($2,271)	—	—	—	—	(3,719)

Net income (loss)	25,621	(22,792)	(111,646)	(79,637)	183,099

Other Consolidated Data(1)
Net cash provided by (used in) operating activities	$193,501	$205,174	$192,526	$114,244	$(23,334)
Net cash (used in) provided by investing activities	$(14,429)	$(130,488)	$(108,015)	$(224,605)	$(69,749)
Net cash (used in) provided by financing activities	$(158,356)	$(35,130)	$(45,834)	$120,887	$103,549
Capital expenditures	$170,687	$127,716	$123,564	$198,377	$219,529
Total debt less cash and cash equivalents(7)	$1,486,289	$1,662,154	$1,686,946	$1,769,366	$1,668,343

Fiscal Year Ended May 31,

2005	2004	2003	2002	2001

(As restated)
(dollar amounts in thousands
except per share and per customer data)
Earnings (Loss) Per Share Data(1)
Basic
Earnings (loss) per share from continuing operations	$0.19	$(0.17)	$(0.15)	$(0.75)	$2.00
Earnings (loss) per share from discontinued operations	0.06	(0.06)	(1.02)	(0.09)	(0.03)

Net income (loss) per share	$0.25	$(0.23)	$(1.17)	$(0.84)	$1.97

Diluted
Earnings (loss) per share from continuing operations	$0.19	$(0.17)	$(0.15)	$(0.75)	$1.96
Earnings (loss) per share from discontinued operations	0.05	(0.06)	(1.02)	(0.09)	(0.03)

Net income (loss) per share	$0.24	$(0.23)	$(1.17)	$(0.84)	$1.93

Basic weighted-average shares outstanding	103,477	99,937	95,577	95,221	94,639
Diluted weighted-average shares outstanding	105,217	99,937	95,577	95,221	96,795
Segment Data U.S. Wireless(1)
Revenue	$399,030	$370,200	$355,629	$350,726	$363,750
Adjusted operating income(8)	$167,713	$149,488	$161,122	$147,668	$152,401
Subscribers(7)	586,000	563,000	540,900	540,300	500,100
Postpaid churn(9)	2.1%	1.9%	2.0%	2.2%	2.2%
Penetration(10)	6.5%	9.1%	8.8%	8.8%	8.4%
Monthly revenue per average wireless customer(11)	$61	$56	$55	$56	$64
Roaming revenue	$56,810	$54,303	$77,632	$92,584	$108,885
Capital expenditures	$74,720	$46,882	$44,211	$30,664	$43,444
Caribbean Operations(1)
Wireless revenue	$355,185	$306,212	$262,052	$236,339	$193,002
Broadband revenue	$139,887	$116,662	$94,179	$91,356	$63,479
Wireless adjusted operating income(8)	$139,636	$119,063	$94,389	$76,527	$77,945
Broadband adjusted operating income(8)	$59,012	$46,900	$29,644	$7,201	$17,270
Wireless subscribers(7)	658,800	496,200	398,600	(12)	366,500	263,000
Postpaid churn(9)	2.4%	2.4%	2.7%	2.6%	2.8%
Penetration(10)	5.1%	3.8%	3.1%	2.4%	2.1%
Monthly revenue per average wireless customer(11)	$52	$57	$58	$62	$74
Fiber route miles(7)	1,177	1,106	890	822	614
Capital expenditures	$95,967	$80,834	$79,353	$167,713	$176,085

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(As restated)
	(dollar amounts in thousands
	except per share and per customer data)
Balance Sheet Data(1)
Intangible assets, net	$484,776	$474,331	$480,338	$444,133	$513,174
Total assets	$1,446,740	$1,539,647	$1,456,505	$1,612,991	$1,597,291
Long-term debt and capital lease obligations	$1,619,109	$1,767,866	$1,752,439	$1,799,329	$1,691,441
Stockholders’ deficit	$(518,432)	$(548,641)	$(567,343)	$(459,423)	$(377,375)

(1)	All financial and operational data includes the historical results of Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(2)	Fiscal 2003 net loss includes a non-cash charge of $24,338 to reduce the carrying value of certain of our undersea fiber-optic cable assets.

(3)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Jamaica wireless operation, Centennial Digital Jamaica, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cable assets.

(4)	Fiscal 2001 net income includes a $369,277 gain relating to the disposition of certain equity investments and our U.S. wireless Southwest cluster.

(5)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(6)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(7)	As of year-end.

(8)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(9)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(10)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(11)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

(12)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the sale of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Correction of the Company’s accounting for the sale of Centennial Cable
      See Note 16 of the Consolidated Financial Statements contained in this report for a discussion of the Company’s correction of the accounting for the sale of Centennial Cable. Such correction only effected amounts related to discontinued operations, therefore there have been no changes in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, as previously reported.
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
     Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s management carried out an evaluation, including the effects of the restatement discussed below, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2005.
      The Company sold its previously owned cable television subsidiary, Centennial Cable, on December 28, 2004 and the disposition was accounted for as a discontinued operation. As discussed in Note 16 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K/ A, in December 2005 the Company corrected an accounting error related to the sale of Centennial Cable. This error related to the application of the U.S. Dual Consolidated Loss rules to certain deferred tax assets. However, such accounting error did not result in a change to Management’s Report On Internal Control Over Financial Reporting below.
      Additionally, as previously disclosed, subsequent to the filing of its Form 10-Q for the period ended February 28, 2005 and during the year-end process of reconciling and rolling forward its deferred tax liability balances, the Company identified an error in the amount of deferred income taxes included in the calculation of the gain on disposal, requiring the restatement of its financial statements as of and for the three and nine months ended February 28, 2005. The correction of this error reflects non-cash adjustments to gain on disposition of discontinued operations, net income from discontinued operations, consolidated net income and total stockholders’ deficit. See Note 15 of the consolidated financial statements contained in this report for additional information regarding the restatement. The Company has taken a series of steps which remediated the control procedures that resulted in the previously disclosed error described above. In connection therewith, prior to May 31, 2005, the Company created additional quarterly and year-end procedures and controls including a detailed rollforward and reconciliation of all deferred income taxes, analysis and recording of deferred taxes at the individual business unit level rather than at the consolidated level, as well as additional levels of review during the financial statement close process as it relates to income taxes.
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
      Certain information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K/A. Other required information will also be included under the caption “Election of Directors” in the Proxy Statement and is incorporated in this Item 10 by reference. The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of our common stock is incorporated in this item by reference from our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
      The information required to be included in this Annual Report on Form 10-K/A under Item 14 will be included in our Proxy Statement under the caption “Audit Fees” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K/A:
      1. Index of Consolidated Financial Statements
      The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K/A and incorporated in this Item 15(a) by reference:
      2. Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts
      3. Exhibits
      See Item 15(b) below.
(b) Exhibits
      The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).

3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).

3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).

3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).

3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).

Exhibit
Number	Description

4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

4.2	First Amended and Restated Registration Rights Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

4.3	Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

4.4	Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

4.5	Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).

4.6	Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

4.7	Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).

4.8	Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

4.9	Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

4.10	Stock Purchase Agreement among, Centennial Caribbean Holding Corp., Centennial Cellular Operating Co. LLC and Puerto Rico Acquisition Company, Inc. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed October 1, 2004).

10.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

10.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).

Exhibit
Number	Description

10.1.3	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

+10.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

+10.3	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on August 29, 2001).

10.4	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).

10.5	Employment Agreement dated as of March 11, 2002, between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).

10.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).

10.7	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).

10.8	Severance Agreement and General Release between Centennial Communications Corp. and John de Armas, dated January 19, 2005 (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s form 8-K filed on January 25, 2005).

**12	Computation of Ratios.

**21	Subsidiaries of Centennial Communications Corp.

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

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
      As discussed in Note 16, the consolidated financial statements as of and for the year ended May 31, 2005 have been restated.
/s/ Deloitte & Touche LLP
New York, New York
August 11, 2005 (December 11, 2005,
as to the effects of the restatement
discussed in Note 16)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,

	2005	2004

	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,820	$105,712
Accounts receivable, less allowance for doubtful accounts of $6,874 and $5,385, respectively	103,309	84,583
Inventory — phones and accessories, net	24,713	15,986
Prepaid expenses and other current assets	32,530	32,280
Assets held for sale	—	134,625

Total Current Assets	293,372	373,186
Property, plant and equipment, net	618,947	631,671
Equity investments in wireless systems, net	2,500	2,697
Debt issuance costs, less accumulated amortization of $14,418 and $12,719, respectively	44,471	54,948
U.S. wireless licenses	383,858	371,766
Caribbean wireless licenses, net	69,492	70,492
Goodwill	26,704	26,704
Customer lists, net	—	319
Transmission and connecting rights, net	752	840
Cable facility, net	3,970	4,210
Other assets, net	2,674	2,814

TOTAL ASSETS	$1,446,740	$1,539,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,738	$5,850
Accounts payable	36,653	26,884
Accrued expenses and other current liabilities	192,503	191,559
Payable to affiliates	125	125
Liabilities held for sale	—	43,038

Total Current Liabilities	235,019	267,456
Long-term debt	1,613,371	1,762,016
Deferred federal income taxes	99,719	47,049
Other liabilities	14,612	10,224
Minority interest in subsidiaries	2,451	1,543
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 104,097,923 and 103,223,924 shares, respectively; and outstanding 104,027,420 and 103,153,421 shares, respectively	1,041	1,032
Additional paid-in capital	480,276	474,918
Accumulated deficit	(997,893)	(1,023,514)
Accumulated other comprehensive loss	(779)	—

	(517,355)	(547,564)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(518,432)	(548,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,446,740	$1,539,647

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,

	2005	2004	2003

	(As restated)
REVENUE:
Service revenue	$852,869	$749,790	$674,396
Equipment sales	29,558	30,978	27,462

	882,427	780,768	701,858

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	166,050	143,189	135,528
Cost of equipment sold	94,331	86,071	70,876
Sales and marketing	95,977	88,960	89,333
General and administrative	159,708	148,610	125,059
Depreciation and amortization	202,053	118,124	116,169
Loss on impairment of assets	—	—	24,338
(Gain) loss on disposition of assets	(14,462)	641	(1,441)

	703,657	585,595	559,862

OPERATING INCOME	178,770	195,173	141,996
INTEREST EXPENSE, NET	(145,041)	(162,922)	(145,512)
LOSS ON EXTINGUISHMENT OF DEBT	(9,052)	(39,176)	—
OTHER (EXPENSE) INCOME	(2,500)	36	(1,045)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	22,177	(6,889)	(4,561)
INCOME TAX EXPENSE	(2,154)	(9,585)	(9,657)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	20,023	(16,474)	(14,218)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(934)	(627)	(489)
INCOME FROM EQUITY INVESTMENTS	540	143	192

INCOME (LOSS) FROM CONTINUING OPERATIONS	19,629	(16,958)	(14,515)

DISCONTINUED OPERATIONS:
Income (loss)	2,767	(8,967)	(176,692)
Gain on disposition	62,573	—	—
Tax (expense) benefit	(59,348)	3,133	79,561

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	5,992	(5,834)	(97,131)

NET INCOME (LOSS)	$25,621	$(22,792)	$(111,646)

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$(0.17)	$(0.15)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.06	(0.06)	(1.02)

NET INCOME (LOSS) PER SHARE	$0.25	$(0.23)	$(1.17)

DILUTED
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$(0.17)	$(0.15)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.05	(0.06)	(1.02)

NET INCOME (LOSS) PER SHARE	$0.24	$(0.23)	$(1.17)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	103,477	99,937	95,577

DILUTED	105,217	99,937	95,577

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

							Accumulated
	Common Stock		Additional				Other
			Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at May 31, 2002	95,482,191	$955	$437,350	$(1,077)	$(50)	$(889,076)	$(7,522)	$(459,420)

Net loss	—	—	—	—	—	(111,646)	—	(111,646)
Other comprehensive income	—	—	—	—	—	—	2,928	2,928

Comprehensive loss								(108,718)
Common stock issued in connection with incentive plans	84,608	1	263	—	—	—	—	264
Common stock issued in connection with employee stock purchase plan	199,740	2	483	—	—	—	—	485
Amortization of deferred compensation	—	—	—	—	46	—	—	46

Balance at May 31, 2003	95,766,539	958	438,096	(1,077)	(4)	(1,000,722)	(4,594)	(567,343)

Net loss	—	—	—	—	—	(22,792)	—	(22,792)
Other comprehensive income	—	—	—	—	—	—	4,594	4,594

Comprehensive loss								(18,198)
Common stock issued in connection with incentive plans	298,894	3	1,326	—	—	—	—	1,329
Common stock issued in connection with employee stock purchase plan	158,491	1	389	—	—	—	—	390
Common stock issued in connection with equity offering	7,000,000	70	35,025	—	—	—	—	35,095
Amortization of deferred compensation	—	—	—	—	4	—	—	4
Income tax benefit from stock options exercised	—	—	82	—	—	—	—	82

Balance at May 31, 2004	103,223,924	1,032	474,918	(1,077)	—	(1,023,514)	—	(548,641)

Net income	—	—	—	—	—	25,621	—	25,621
Other comprehensive loss	—	—	—	—	—	—	(779)	(779)

Comprehensive income								24,842
Common stock issued in connection with incentive plans	787,091	8	3,546	—	—	—	—	3,554
Common stock issued in connection with employee stock purchase plan	86,908	1	424	—	—	—	—	425
Income tax benefit from stock options exercised	—	—	1,388	—	—	—	—	1,388

Balance at May 31, 2005, as restated	104,097,923	$1,041	$480,276	$(1,077)	$—	$(997,893)	$(779)	$(518,432)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,

	2005	2004	2003

	(As restated)
OPERATING ACTIVITIES:
Net income (loss)	$25,621	$(22,792)	$(111,646)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,858	140,991	139,065
Non-cash, paid-in kind interest	—	13,997	25,892
Minority interest in income of subsidiaries	934	627	489
Deferred income taxes	25,464	2,388	(79,389)
Income from equity investments	(540)	(143)	(192)
Distributions received from equity investments	737	14	67
Loss on impairment of assets	—	—	189,492
(Gain) loss on disposition of assets	(76,549)	1,500	(1,451)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase) decrease	(13,796)	(15,605)	19,646
Inventory — phones and accessories, net — (increase) decrease	(8,727)	(9,497)	5,650
Prepaid expenses and other current assets — (increase) decrease	(2,611)	3,371	(17,069)
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	864	57,499	26,845
Deferred revenue and customer deposits — (decrease) increase	(3,184)	1,704	(1,488)
Other	37,430	31,120	(3,385)

Total adjustments	167,880	227,966	304,172

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,501	205,174	192,526

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	150	2,442	25,199
Capital expenditures	(175,567)	(132,930)	(133,109)
Proceeds from sale of discontinued operation	157,432	—	—
Proceeds from sale of wireless spectrum	24,000	—	—
Payments for purchase of wireless spectrum	(20,444)	—	—
Payments, net, for assets held under capital leases	—	—	(105)

NET CASH USED IN INVESTING ACTIVITIES	(14,429)	(130,488)	(108,015)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	1,425,000	36,398
Repayment of debt	(162,335)	(1,448,880)	(81,096)
Debt issuance costs paid	—	(48,064)	(1,621)
Net proceeds from the issuance of common stock	—	35,095	—
Proceeds from the exercise of stock options	3,554	1,329	—
Proceeds from issuance of common stock under employee stock purchase plan	425	390	485

NET CASH USED IN FINANCING ACTIVITIES	(158,356)	(35,130)	(45,834)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,716	39,556	38,677
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	112,104	72,548	33,871

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$132,820	$112,104	$72,548

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$145,359	$106,832	$111,668

Income taxes	$7,411	$9,070	$14,682

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$12,155	$13,622	$20,014

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
      The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the fiscal year ended May 31, 2005 by $7,382 primarily attributed to the reduction in exposure due to the expiration of the statute of limitations for the assessment of tax for the tax years ended May 31, 2001 and 2000.

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
      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS 123 are shown below:

	Fiscal Year Ended May 31,

	2005	2004	2003

Net income (loss):
As reported	$25,621	$(22,792)	$(111,646)
Add: stock-based employee compensation expense included in reported net loss	$—	$7	$—
Deduct: total stock based employee compensation determined under fair-value
based method for all awards, net of related tax effects	$(3,113)	$(1,899)	$(3,659)

Pro forma	$22,508	$(24,684)	$(115,305)
Earnings (loss) per share:
Basic:
As reported	$0.25	$(0.23)	$(1.17)
Pro forma	$0.22	$(0.25)	$(1.21)
Diluted:
As reported	$0.24	$(0.23)	$(1.17)
Pro forma	$0.21	$(0.25)	$(1.21)
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
      See Note 16 for a discussion of the Company’s correction of the accounting for the sale of Centennial Cable.
      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Fiscal Year Ended May 31,

	2005*	2004	2003

Revenue	$30,303	$48,691	$48,017
Income (loss) from discontinued operations	2,767	(8,967)	(176,692)
Gain on disposition	62,573	—	—
Income tax (expense) benefit	(59,348)	3,133	79,561
Net income (loss) from discontinued operations	$5,992	$(5,834)	$(97,131)

As of May 31,
2004

Current assets	$11,760
Property, plant and equipment, net	61,947
Cable franchise costs	52,139
Total assets	134,625
Current liabilities	37,305
Total liabilities	43,038
Net equity of discontinued operations	$91,587

*	The results for the fiscal year ended May 31, 2005 include the results of operations of Centennial Cable through the date of its sale on December 28, 2004.

Note 3.	Acquisitions and Dispositions
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
      Accrued expenses and other current liabilities consist of the following:

	May 31,

	2005	2004

Accrued miscellaneous	$74,290	$68,675
Deferred revenue and customer deposits	29,852	27,738
Accrued interest payable	44,948	51,186
Accrued income taxes payable	43,413	43,960

Accrued expenses and other current liabilities	$192,503	$191,559

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,

	2005	2004

Deferred Tax Assets:
Tax loss and credit carryforwards	$129,756	$115,339
Unrealized loss on interest rate swaps	488	—
Bad debt reserve	1,185	2,233
Deferred income	3,855	3,727
Other	5,097	2,388
Valuation allowance	(65,667)	(18,817)

	74,714	104,870

Deferred Tax Liabilities:
Amortization of intangible assets	101,321	52,438
Depreciation of fixed assets	66,891	90,460

	168,212	142,898

Net deferred tax liabilities	$(93,498)	$(38,028)

      At May 31, 2005, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,221 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $99,719. At May 31, 2004, the Company’s consolidated balance sheet includes a current deferred tax asset of $9,020 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $47,048.
      At May 31, 2005, the Company had approximately $220,811 of net operating loss carryforwards for federal income tax purposes, expiring between 2012 through 2024, approximately $132,235 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $115,444 of these net operating loss carryforwards. The Company also had approximately $328,973 of state tax net operating loss carryforwards, expiring between 2005 through 2021. A valuation allowance has been recorded against approximately $266,396 of the state net operating loss carryforwards. In addition, the Company had approximately $21,318 of net operating loss carryforwards for Dominican Republic income tax purposes, expiring in 2006 through 2008. A full valuation allowance has been recorded against these net operating loss carryforwards. The Company also had approximately $30,822 of net operating loss carryforwards for Puerto Rico income tax purposes expiring in 2006 through 2012. No valuation allowance has been recorded against these net operating loss carryforwards.
      At May 31, 2005, the Company has U.S. federal alternative minimum tax credit carryforwards of approximately $17,453 and Puerto Rico minimum tax credit carryforwards of approximately $1,629 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.
      Based on its business projections, the Company believes that it is more likely than not that certain deferred tax assets will be realized due to the future reversal of its taxable temporary differences related to

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
definite-lived fixed assets, as well as the indefinite carryforward period related to its federal minimum tax credit carryforwards. In addition, the Company expects to generate future taxable income, exclusive of reversing temporary differences, or implement appropriate tax strategies to utilize certain loss carryforwards within the carryforward period.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2005
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$62,871	$—	$69,949	$—	$—	$132,820
Accounts receivable, net	49,233	—	54,076	—	—	103,309
Inventory — phones and accessories, net	15,757	—	8,956	—	—	24,713
Prepaid expenses and other current assets	5,291	—	27,239	—	—	32,530

Total current assets	133,152	—	160,220	—	—	293,372
Property, plant & equipment, net	232,830	—	386,117	—	—	618,947
Equity investments in wireless systems, net	—	—	2,500	—	—	2,500
Debt issuance costs	21,390	—	23,081	—	—	44,471
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,492	—	—	69,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	31,368	—	270,604	(301,972)	—
Investment in subsidiaries	—	945,859	653,009	(751,780)	(847,088)	—
Other assets, net	6,075	—	1,321	—	—	7,396

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	16	5,727	(5)	—	—	5,738
Accounts payable	21,398	—	15,255	—	—	36,653
Accrued expenses and other current liabilities	568,471	—	378,677	—	(754,645)	192,503
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	589,885	5,727	394,052	—	(754,645)	235,019
Long-term debt	829,329	783,720	322	—	—	1,613,371
Deferred federal income taxes	—	—	99,719	—	—	99,719
Other liabilities	4,904	—	9,708	—	—	14,612
Intercompany	(5,202)	920,500	1,101,971	—	(2,017,269)	—
Minority Interest in subsidiaries	—	—	2,451	—	—	2,451
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,041	—	1,041
Additional paid-in capital		(819,886)	—	819,886	480,276	480,276
Accumulated deficit	(200,618)	(732,720)	(725,993)	(961,416)	1,622,854	(997,893)
Accumulated other comprehensive loss	(779)	—	—	—	—	(779)

	(1,021,283)	(732,720)	93,893	(480,099)	1,622,854	(517,355)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,021,283)	(732,720)	93,893	(481,176)	1,622,854	(518,432)

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$386,622	$—	$502,058	$—	$(6,253)	$882,427

Costs and expenses:
Cost of services	61,529	—	108,805	—	(4,284)	166,050
Cost of equipment sold	25,486	—	68,845	—	—	94,331
Sales and marketing	37,831	—	58,146	—	—	95,977
General and administrative	81,685	—	79,992	—	(1,969)	159,708
Depreciation and amortization	142,737	—	59,316	—	—	202,053
Loss (Gain) on disposition of assets	1,346	—	(15,808)	—	—	(14,462)

	350,614	—	359,296	—	(6,253)	703,657

Operating income	36,008	—	142,762	—	—	178,770

Income (loss) from investments in subsidiaries	—	25,621	(52,313)	25,621	1,071	—
Interest expense, net	(100,523)	(145,041)	100,523	—	—	(145,041)
Loss on extinguishment of debt	—	(9,052)	—	—	—	(9,052)
Other expenses	(1,836)	—	(664)	—	—	(2,500)
Intercompany interest allocation	—	154,093	(154,093)	—	—	—

(Loss) income from continuing operations before income tax expense, minority interest and income from equity investments	(66,351)	25,621	36,215	25,621	1,071	22,177
Income tax expense	14,038	—	(16,192)	—	—	(2,154)

(Loss) income from continuing operations income tax expense, minority interest and income from equity investments	(52,313)	25,621	20,023	25,621	1,071	20,023
Minority interest in income of subsidiaries					(934)	(934)
Income from equity investments	—	—	540	—	—	540

(Loss) income from continuing operations	(52,313)	25,621	19,629	25,621	1,071	19,629
Discontinued operations:
Income	—	—	2,767	—	—	2,767
Gain on disposition			—	—	62,573	62,573
Tax expense	—	—	(59,348)	—	—	(59,348)

Income from discontinued operations	—	—	5,992	—	—	5,992

Net (loss) income	$(52,313)	$25,621	$25,621	$25,621	$1,071	$25,621

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(As restated)
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(52,313)	$25,621	$25,621	$25,621	$1,071	$25,621

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	142,737	—	65,121	—	—	207,858
Minority interest in loss of subsidiaries	—	—	934	—	—	934
Deferred income taxes	—	—	25,464	—	—	25,464
Income from equity investments	—	—	(540)	—	—	(540)
Equity in undistributed earnings of subsidiaries	—	(25,621)	52,313	(25,621)	(1,071)	—
Distribution received from equity investment	—	—	737	—	—	737
Loss (gain) on disposition of assets	1,346	—	(77,895)	—	—	(76,549)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	27,035	(1,208,035)	375,896	(104,873)	919,953	9,976

Total adjustments	171,118	(1,233,656)	442,030	(130,494)	918,882	167,880

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,805	(1,208,035)	467,651	(104,873)	919,953	193,501

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	150	—	—	150
Capital expenditures	(87,087)	—	(88,480)	—	—	(175,567)
Proceeds from sale of discontinued operations	—	—	157,432	—	—	157,432
Proceeds from sale of wireless spectrum	—	—	24,000	—	—	24,000
Payments for purchase of wireless spectrum	—	—	(20,444)	—	—	(20,444)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(87,087)	—	72,658	—	—	(14,429)

FINANCING ACTIVITIES:
Repayment of debt	(665)	(161,000)	(670)	—	—	(162,335)
Proceeds from the exercise of employee stock options	—	—	—	3,554	—	3,554
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	425	—	425
Cash (paid to) received from affiliates	(10,666)	1,369,035	(539,310)	100,894	(919,953)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,331)	1,208,035	(539,980)	104,873	(919,953)	(158,356)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,387	—	329	—	—	20,716
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,484	—	69,620	—	—	112,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,871	$—	$69,949	$—	$—	$132,820

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,

	2005	2004	2003

Adjusted operating income	$366,361	$315,451	$285,155
Less: Depreciation and amortization	(202,053)	(118,124)	(116,169)
Loss on impairment of assets	—	—	(24,338)
Gain (loss) on disposition of assets	14,462	(641)	1,441
Other	—	(1,513)	(4,093)

Operating income	178,770	195,173	141,996
Interest expense, net	(145,041)	(162,922)	(145,512)
Loss on extinguishment of debt	(9,052)	(39,176)	—
Other (expense) income	(2,500)	36	(1,045)
Income tax expense	(2,154)	(9,585)	(9,657)
Minority interest in income of subsidiaries	(934)	(627)	(489)
Income from equity investments	540	143	192
Income (loss) from discontinued operations	5,992	(5,834)	(97,131)

Net income (loss)	$25,621	$(22,792)	$(111,646)

Note 14.	Subsequent Events
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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      A summary of the effects of restated quarterly financial data for the three months ended February 28, 2005 is as follows:

		(As originally	(As restated —
	(As reported)	restated)	See Note 16)

Discontinued operations
Gain on disposition	38,353	62,625	62,625
Tax (expense) benefit	(14,977)	(23,670)	(60,147)
Net (loss) income from discontinued operations	24,656	40,235	3,758
Net income (loss)	28,887	44,466	7,989
Earnings (loss) per share:
Basic
(Loss) earnings per share from discontinued operations	0.24	0.39	0.04
Net income (loss) per share	0.28	0.43	0.08
Diluted
(Loss) earnings per share from discontinued operations	0.23	0.38	0.04
Net income (loss) per share	0.27	0.42	0.08

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)
      Provided below is summarized quarterly financial data:

	Three Months Ended

	August 31,	November 30,	February 28,	May 31,
	2004	2004	2005	2005

			(As restated)
Revenue	$216,782	$214,109	$221,834	$229,702
Operating income	62,011	75,511	19,495	21,753
Income tax (expense) benefit	(14,110)	(18,709)	28,785	1,880
Income (loss) from continuing operations	10,463	18,580	4,231	(13,645)
Net (loss) income from discontinued operations	(1,996)	2,764	3,758	1,466
Net income (loss)	8,467	21,344	7,989	(12,179)
Earnings (loss) per share:
Basic... Earnings (loss) per share from continuing operations	0.10	0.18	0.04	(0.13)
(Loss) earnings per share from discontinued operations	(0.02)	0.03	0.04	0.01

Net income (loss) per share	0.08	0.21	0.08	(0.12)
Diluted... Earnings (loss) per share from continuing operations	0.10	0.18	0.04	(0.13)
(Loss) earnings per share from discontinued operations	(0.02)	0.02	0.04	0.01

Net income (loss) per share	0.08	0.20	0.08	(0.12)

	Three Months Ended

	August 31,	November 30,	February 29,	May 31,
	2003	2003	2004	2004

Revenue	$191,336	$190,747	$195,838	$202,847
Operating income	47,378	47,263	49,668	50,864
Income tax (expense) benefit	(1,306)	(7,899)	6,416	(6,796)
(Loss) income from continuing operations	(3,927)	(2,038)	(14,299)	3,306
Net loss from discontinued operations	(389)	(4,124)	(1,181)	(140)
Net (loss) income	(4,316)	(6,162)	(15,480)	3,166
(Loss) earnings per share:
Basic
(Loss) earnings per share from continuing operations	(0.04)	(0.02)	(0.14)	0.03
Loss per share from discontinued operations	—	(0.04)	(0.01)	(0.01)

Net (loss) income per share	(0.04)	(0.06)	(0.15)	0.02
Diluted
(Loss) earnings per share from continuing operations	(0.04)	(0.02)	(0.14)	0.03
Loss per share from discontinued operations	—	(0.04)	(0.01)	(0.01)

Net (loss) income per share	(0.04)	(0.06)	(0.15)	0.02

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

Note 16.	Restatement
      Subsequent to the issuance of the Company’s consolidated financial statements for the year ended May 31, 2005, the Company determined that certain deferred tax assets related to Centennial Cable should have had a full valuation allowance provided against them as part of the sale that was recorded during the quarter ended February 28, 2005. More specifically, during the period that the Company owned Centennial Cable, total net operating loss carryforwards of $104,221 and related total deferred tax assets of $35,981 were generated in the United States and maintained on the books and records of the Company. Prior to the sale, these net operating losses were subject to certain limitations which restricted their use (the losses could only be used to offset the income of the company that generated the losses). Despite these limitations and restrictions, the Company determined that it was more likely than not that these loss carryforwards would be realized.
      Under the U.S. Dual Consolidated Loss rules, the sale of Centennial Cable represented a triggering event and such net operating loss carryforwards, although retained, could no longer be used to offset U.S. consolidated taxable income, and therefore, the related deferred tax assets should have had a full valuation allowance provided against them. The Company intends to pursue certain actions that would allow these net operating losses to be used without restriction against the U.S. consolidated taxable income. However, there can be no assurances that the Company will be successful. The correction of this error reflects non-cash adjustments to consolidated accrued expenses and other liabilities, deferred federal income taxes and tax (expense) benefit from discontinued operations, net (loss) income from discontinued operations, consolidated net income and total stockholders’ deficit. Additionally, the correction did not effect continuing operations.
      A summary of the effects of the restatement on the Company’s restated tax (expense) benefit from discontinued operations, net (loss) income from discontinued operations, net income (loss), basic and diluted (loss) earnings per share from discontinued operations, net income (loss) per share and consolidated balance sheet for the year ended May 31, 2005 as follows:

	Fiscal Year Ended
	May 31, 2005

	(As reported)	(As restated)

Discontinued operations
Tax expense	(22,871)	(59,348)
Net income from discontinued operations	42,469	5,992
Net income	62,098	25,621
Earnings per share:
Basic
Earnings per share from discontinued operations	0.41	0.06
Net income per share	0.60	0.25
Diluted
Earnings per share from discontinued operations	0.40	0.05
Net income per share	0.59	0.24

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share amounts)

	As of May 31, 2005

	As Previously
	Reported	As Restated

Liabilities and Stockholders’ Deficit:
Current Liabilities	234,523	235,019
Deferred federal income taxes	63,738	99,719
Accumulated deficit	(961,416)	(997,893)

Total	$1,446,740	$1,446,740

      The restatement noted and described above had no effect on the Company’s previously reported consolidated net cash provided by (used in) operating, investing and financing activities as previously reported on the Company’s consolidated statements of cash flows for the years ended May 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey
      We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2005 and 2004, and for each of the three years in the period ended May 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, and have issued our report thereon dated August 11, 2005 (December 11, 2005, as to the effects of the restatement discussed in Note 16 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 16)); such financial statements and report are included elsewhere in this Form 10-K/ A. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
August 11, 2005

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning of	costs and	other		at end of
	fiscal Year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2005 Allowance for Doubtful Accounts	$5,385	$10,179	$(14)	$(8,676)	$6,874

Reserve for Inventory Obsolescence	$2,692	$2,324	$42	$(1,191)	$3,867

Fiscal year ended May 31, 2004 Allowance for Doubtful Accounts	$6,755	$7,997	$10	$(9,377)	$5,385

Reserve for Inventory Obsolescence	$1,830	$710	$662	$(510)	$2,692

Fiscal year ended May 31, 2003 Allowance for Doubtful Accounts	$13,685	$13,815	$2,403	$(23,148)	$6,755

Reserve for Inventory Obsolescence	$2,775	$2,392	$406	$(3,743)	$1,830

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/Michael J. Small

Michael J. Small
Chief Executive Officer and Director
Dated December 12, 2005