Form 10-Q/A
period 2005-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2005-12-12
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission file number 0-19603
CENTENNIAL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1242753

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
YES ☑          NO ☐
      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
      Common Stock — 104,424,657 outstanding shares as of October 3, 2005

EXPLANTORY NOTE
      We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2005 in order to reflect the restatement of our consolidated financial statements to correct the Company’s accounting for the sale of its previously owned cable television subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale as further described in Note 10 of the Condensed Consolidated Financial Statements, as of August 31, 2005. The effect of the correction discussed below had no effect on previously reported Revenue, Total assets, Net income (loss) from continuing operations of Net cash provided by operating activities.
      The Company sold Centennial Cable on December 28, 2004 and the disposition was accounted for as a discontinued operation. In December 2005, the Company determined that certain deferred tax assets related to Centennial Cable should have had a full valuation allowance provided against them as part of the sale. This amendment reflects this correction and will result in non-cash adjustments to the following: Consolidated — Accrued expenses and other current liabilities — Total current liabilities — Deferred federal income taxes — Total liabilities and stockholders’ deficit.
      For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-Q as so amended. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-Q or update the information set forth in the Form 10-Q subsequent to such original filing date. In connection with the filing of this Amendment No 1, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	August 31, 2005	May 31, 2005

	(Unaudited)
	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,177	$132,820
Accounts receivable, less allowance for doubtful accounts of $7,043 and $6,874, respectively	115,948	103,309
Inventory — phones and accessories, net	15,548	24,713
Prepaid expenses and other current assets	34,418	32,530

Total Current Assets	304,091	293,372
Property, plant and equipment, net	619,360	618,947
Equity investments in wireless systems, net	2,608	2,500
Debt issuance costs, less accumulated amortization of $16,056 and $14,418, respectively	42,834	44,471
U.S. wireless licenses	383,858	383,858
Caribbean wireless licenses, net	69,242	69,492
Goodwill	26,704	26,704
Transmission and connecting rights, net	730	752
Cable facility, net	3,910	3,970
Other assets, net	2,966	2,674

TOTAL ASSETS	$1,456,303	$1,446,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,742	$5,738
Accounts payable	37,544	36,653
Accrued expenses and other current liabilities	175,851	192,503
Payable to affiliates	125	125

Total Current Liabilities	219,262	235,019
Long-term debt	1,612,658	1,613,371
Deferred federal income taxes	109,660	99,719
Other liabilities	13,866	14,612
Minority interest in subsidiaries	2,663	2,451
Commitments and contingencies (see Note 7)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.01 par value per share, 240,000,000 shares authorized; issued 104,333,992 and 104,097,923 shares, respectively; and outstanding 104,263,489 and 104,027,420 shares, respectively	1,043	1,041
Additional paid-in capital	481,511	480,276
Accumulated deficit	(983,218)	(997,893)
Accumulated other comprehensive loss	(65)	(779)

	(500,729)	(517,355)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(501,806)	(518,432)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,456,303	$1,446,740

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three Months Ended

	August 31, 2005	August 31, 2004

	(Unaudited)
Revenue:
Service revenue	$228,223	$210,356
Equipment sales	9,020	6,426

	237,243	216,782

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	49,180	41,490
Cost of equipment sold	25,182	21,326
Sales and marketing	25,550	24,624
General and administrative	43,148	37,741
Depreciation and amortization	32,751	29,158
(Gain) loss on disposition of assets	(85)	432

	175,726	154,771

Operating income	61,517	62,011

Interest expense, net	(33,995)	(36,479)
Other expense	(6)	(878)

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	27,516	24,654
Income tax expense	(12,802)	(14,110)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	14,714	10,544
Minority interest in income of subsidiaries	(212)	(226)
Income from equity investments	108	145

Income from continuing operations	14,610	10,463
Discontinued operations:
Loss	—	(2,425)
Gain on disposition	100	—
Tax (expense) benefit	(35)	429

Net income (loss) from discontinued operations	65	(1,996)

Net income	$14,675	$8,467

Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.14	$0.10
Income (loss) per share from discontinued operations	0.00	(0.02)

Net income per share	$0.14	$0.08

Diluted
Earnings per share from continuing operations	$0.14	$0.10
Income (loss) per share from discontinued operations	0.00	(0.02)

Net income per share	$0.14	$0.08

Weighted-average number of shares outstanding:
Basic	104,108	103,213

Diluted	106,876	104,281

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended

	August 31,	August 31,
	2005	2004

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$14,675	$8,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,751	35,057
Minority interest in income of subsidiaries	212	226
Income from equity investments	(108)	(145)
Distributions received from equity investments	—	570
Gain on disposition of assets	185	679
Changes in assets and liabilities	(15,319)	(29,630)

Total adjustments	17,721	6,757

Net cash provided by operating activities	32,396	15,224

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	5	20
Capital expenditures	(26,665)	(29,120)

Net cash used in investing activities	(26,660)	(29,100)

FINANCING ACTIVITIES:
Repayment of debt	(1,616)	(1,634)
Proceeds from the exercise of stock options	853	193
Proceeds from issuance of common stock under employee stock purchase plan	384	425

Net cash used in financing activities	(379)	(1,016)

Net increase (decrease) in cash and cash equivalents	5,357	(14,892)
Cash and cash equivalents, beginning of period	132,820	112,104

Cash and cash equivalents, end of period	$138,177	$97,212

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$56,661	$62,495

Income taxes	$1,561	$968

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$714	$1,398

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share amounts)
NOTE 1.     INTERIM FINANCIAL STATEMENTS
      The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2005 Annual Report on Form 10-K/A, filed on December 12, 2005, which includes a summary of significant accounting policies and other disclosures. As more fully described in Note 10, the Company has restated its results as of and for the year ended May 31, 2005 and as of August 31, 2005. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of August 31, 2005 and the results of its consolidated operations and consolidated cash flows for the three-month periods ended August 31, 2005 and 2004.
Income Taxes:
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” the Company has recorded its tax provision from continuing operations for the quarter ended August 31, 2005 based on its projected annual worldwide effective tax rate of 51.8%. The tax provision for the three months ended August 31, 2005 was adjusted for a benefit of approximately $1,600 for state tax refunds received during the quarter.
      The Company’s projected annual worldwide effective tax rate of 51.8% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. There was no change in the Company’s tax contingency reserves during the three months ended August 31, 2005. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management.
Stock-Based Compensation:
      Stock-based compensation issued to employees and directors is valued using the intrinsic value method under APB No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply APB 25 and follow the disclosure only provisions of SFAS 123.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS 123 are shown below:

	Three Months Ended
	August 31,

	2005	2004

Net income (loss):
As reported	$14,675	$8,467
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	1,494	763

Pro forma	$13,181	$7,704
Earnings per share:
Basic: As reported	$0.14	$0.08
Pro forma	$0.13	$0.07
Diluted: As reported	$0.14	$0.08
Pro forma	$0.12	$0.07
      The fair value of options granted under the Company’s stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Three Months Ended
	August 31,

	2005	2004

Expected volatility	77.9%	121.2%
Risk-free interest rate	4.3%	3.5%
Expected lives of option grants	4 years	4 years
Expected dividend yield	0.00%	0.00%
Reclassification:
      Certain prior year information, primarily related to the presentation of our previously sold cable television properties, Centennial Cable, as a discontinued operation (see Note 4 below), has been reclassified to conform to the current year presentation.
NOTE 2.     GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table presents the intangible assets not subject to amortization:

	As of	As of
	August 31, 2005	May 31, 2005

U.S. wireless licenses	$383,858	$383,858
Caribbean wireless licenses — Puerto Rico(1)	54,159	54,159

Total	$438,017	$438,017

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).
      On September 29, 2004, the SEC issued a Staff Announcement titled “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement requires adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. The Company determined that its U.S. and Caribbean wireless licenses are required to be tested using this method. The Company has evaluated its wireless licenses for potential impairment using a direct value methodology effective June 1, 2005 in accordance with the Staff Announcement. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of the Company’s wireless licenses and, accordingly, had no effect on the Company’s consolidated results of operations and consolidated financial position. Future tests for impairment of wireless licenses will be performed at least annually and more often if events or circumstances warrant.
      The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. A residual value approach consists of measuring the fair value of each reporting unit’s goodwill by deducting the aggregate fair value of its net assets, including customer relationships, other than the goodwill, from the reporting unit’s fair value, which is determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at the Company’s weighted-average cost of capital. If the carrying value of the goodwill of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.
      The following table presents other intangible assets subject to amortization:

		As of		As of
		August 31, 2005		May 31, 2005

		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$4,917	$20,000	$4,667
Transmission and connecting rights	25 years	2,192	1,462	2,192	1,440
Cable facility	25 years	6,000	2,090	6,000	2,030

Total		$28,192	$8,469	$28,192	$8,137

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3.     DEBT
      Long-term debt consists of the following:

	As of	As of
	August 31,	May 31,
	2005	2005

New Senior Secured Credit Facility — Term Loans	$591,000	$592,500
8 1/8% Senior Unsecured Notes due 2014 (The “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (The “2013 Senior Notes”)	500,000	500,000
10 3/4% Senior Subordinated Notes due 2008 (The “2008 Senior Subordinated Notes”)	145,000	145,000
Capital Lease Obligations	44,555	43,693
Financing Obligation — Tower Sale	12,845	12,916

Total Long-Term Debt	1,618,400	1,619,109
Current Portion of Long-Term Debt	(5,742)	(5,738)

Net Long-Term Debt	$1,612,658	$1,613,371

      On March 1, 2005, the Company, through its wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), entered into an interest rate swap agreement (the “swap”) to hedge variable interest rate risk on $250,000 of the Company’s $591,000 of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At August 31, 2005, the fair value of the swap was approximately $106. The Company adjusted the liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swap. For the three months ended August 31, 2005, the Company recorded a reduction in accumulated other comprehensive loss of $713, net of tax, attributable to the fair value adjustments of the swap.
      On February 10, 2005, the Company amended its $750,000 Senior Secured Credit Facility (the “New Senior Secured Credit Facility”) to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the New Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 3.45% as of August 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company’s long-term debt at August 31, 2005 are summarized as follows:

August 31, 2006	$5,742
August 31, 2007	5,830
August 31, 2008	6,007
August 31, 2009	151,218
August 31, 2010	285,336
August 31, 2011 and thereafter	1,164,267

$1,618,400

      Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2005 and 2004 was $34,854 and $36,701, respectively.
NOTE 4.     DISCONTINUED OPERATIONS
      On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Three Months
	Ended August 31,

	2005	2004

Revenue	$—	$12,778
Loss from discontinued operations	—	(2,425)
Gain on disposition	100	—
Income tax (expense) benefit	(35)	429
Net income (loss) from discontinued operations	65	(1,996)
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
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) (discussed below), and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the effect of SAB 107 on its implementation and adoption of SFAS 123R.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not expect that the adoption of SFAS 153 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets.
NOTE 8.     SEGMENT INFORMATION
      The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before income (loss) from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, other expense, interest expense, net, (loss) gain on disposition of assets and depreciation and amortization.
      The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 4). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about the Company’s operations in its three business segments as of, and for the three months ended, August 31, 2005 and 2004 is as follows:

	Three Months Ended
	August 31,

	2005	2004

U.S. WIRELESS
Service revenue	$80,903	$85,918
Roaming revenue	21,225	13,308
Equipment sales	5,698	3,841

Total revenue	107,826	103,067
Adjusted operating income	40,653	47,953
Total assets	1,862,715	1,986,022
Capital expenditures	9,551	9,351
CARIBBEAN WIRELESS
Service revenue	$92,132	$79,962
Roaming revenue	346	458
Equipment sales	3,322	2,585

Total revenue	95,800	83,005
Adjusted operating income	36,833	32,238
Total assets	496,514	497,308
Capital expenditures	10,307	12,939
CARIBBEAN BROADBAND
Switched revenue	$12,715	$11,379
Dedicated revenue	14,282	12,534
Wholesale termination revenue	6,576	7,572
Other revenue	3,096	2,024

Total revenue	36,669	33,509
Adjusted operating income	16,697	11,410
Total assets	695,415	801,588
Capital expenditures	6,807	5,156
ELIMINATIONS
Total revenue(1)	$(3,052)	$(2,799)
Total assets(2)	(1,598,341)	(1,752,785)
CONSOLIDATED
Total revenue	$237,243	$216,782
Adjusted operating income	94,183	91,601
Total assets	1,456,303	1,532,133
Capital expenditures	26,665	27,446

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of adjusted operating income to net income:

	Three Months Ended
	August 31,

	2005	2004

Adjusted operating income	$94,183	$91,601
Less: depreciation and amortization	(32,751)	(29,158)
Gain (loss) on disposition of assets	85	(432)

Operating income	61,517	62,011
Interest expense, net	(33,995)	(36,479)
Other expense	(6)	(878)
Income tax expense	(12,802)	(14,110)
Minority interest in income of subsidiaries	(212)	(226)
Income from equity investments	108	145
Income (loss) from discontinued operations	65	(1,996)

Net income	$14,675	$8,467

NOTE 9.     CONDENSED CONSOLIDATING FINANCIAL DATA
      Centennial Cellular Operating Company, LLC (“CCOC”) and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on both the 2008 Senior Subordinated Notes and the 2013 Senior Notes issued by the Company, and CPROC has unconditionally guaranteed both the 2008 Senior Subordinated Notes and the 2013 Senior Notes. The Company, CCOC and CPROC are joint and several co-issuers of the 2014 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of August 31, 2005
(As restated)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,473	$—	$62,704	$—	$—	$138,177
Accounts receivable, net	49,862	—	66,086	—	—	115,948
Inventory — phones and accessories, net	8,126	—	7,422	—	—	15,548
Prepaid expenses and other current assets	8,089	—	26,329	—	—	34,418
Assets held for sale	—	—	—	—	—	—

Total current assets	141,550	—	162,541	—	—	304,091
Property, plant & equipment, net	237,085	—	382,275	—	—	619,360
Equity investments in wireless systems, net	—	—	2,608	—	—	2,608
Debt issuance costs	20,664	—	22,170	—	—	42,834
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,242	—	—	69,242
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	(166,016)	—	286,516	(120,500)	—
Investment in subsidiaries	—	1,151,230	510,034	(751,780)	(909,484)	—
Other assets, net	5,932	—	1,674	—	—	7,606

Total	$409,417	$985,214	$1,556,920	$(465,264)	$(1,029,984)	$1,456,303

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$(12)	$5,758	$(4)	$—	$—	$5,742
Accounts payable	20,809	—	16,735	—	—	37,544
Accrued expenses and other current liabilities	570,350	—	374,059	—	(768,558)	175,851
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	—	—	—	—

Total current liabilities	591,147	5,758	390,915	—	(768,558)	219,262
Long-term debt	829,576	777,001	6,081	—	—	1,612,658
Deferred federal income taxes	—	—	109,660	—	—	109,660
Other liabilities	3,924	—	9,942	—	—	13,866
Intercompany	13,317	920,500	920,500	—	(1,854,317)	—
Minority Interest in subsidiaries	—	—	2,663	—	—	2,663
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,043	—	1,043
Additional paid-in capital	(818,497)	—	818,497	481,511	—	481,511
Accumulated deficit	(209,985)	(718,045)	(701,338)	(946,741)	1,592,891	(983,218)
Accumulated other comprehensive loss	(65)	—	—	—	—	(65)

	(1,028,547)	(718,045)	117,159	(464,187)	1,592,891	(500,729)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,028,547)	(718,045)	117,159	(465,264)	1,592,891	(501,806)

Total	$409,417	$985,214	$1,556,920	$(465,264)	$(1,029,984)	$1,456,303

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
Revenue	$101,494	$—	$136,975	$—	$(1,226)	$237,243

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	17,270	—	32,909	—	(999)	49,180
Cost of equipment sold	5,460	—	19,722	—	—	25,182
Sales and marketing	9,422	—	16,128	—	—	25,550
General and administrative	22,251	—	21,124	—	(227)	43,148
Depreciation and amortization	15,729	—	17,022	—	—	32,751
Gain on disposition of assets	(16)	—	(69)	—	—	(85)

	70,116	—	106,836	—	(1,226)	175,726

Operating income	31,378	—	30,139	—	—	61,517

Income (loss) from investments in subsidiaries	—	14,675	613	14,675	(29,963)	—
Interest expense, net	(26,111)	(33,995)	26,111	—	—	(33,995)
Other expenses	(467)	—	461	—	—	(6)
Intercompany interest allocation	—	33,995	(33,995)	—	—	—

Income (loss) from continuing operations before income tax expense and minority interest	4,800	14,675	23,329	14,675	(29,963)	27,516
Income tax expense	(4,187)	—	(8,615)	—	—	(12,802)

Income (loss) from continuing operations before minority interest	613	14,675	14,714	14,675	(29,963)	14,714
Minority interest in income of subsidiaries	—	—	(212)	—	—	(212)
Income from equity investments	—	—	108	—	—	108

Income (loss) from continuing operations	613	14,675	14,610	14,675	(29,963)	14,610
Income from discontinued operations	—	—	65	—	—	65

Net income (loss)	$613	$14,675	$14,675	$14,675	$(29,963)	$14,675

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$613	$14,675	$14,675	$14,675	$(29,963)	$14,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,729	—	17,022	—	—	32,751
Minority interest in loss of subsidiaries	—	—	212	—	—	212
Income from equity investments	—	—	(108)	—	—	(108)
Equity in undistributed earnings of subsidiaries	—	(14,675)	(613)	(14,675)	29,963	—
(Loss) gain on disposition of assets	(16)	—	201	—	—	185
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	2,641	(191,086)	138,384	15,910	18,832	(15,319)

Total adjustments	18,354	(205,761)	155,098	1,235	48,795	17,721

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,967	(191,086)	169,773	15,910	18,832	32,396

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	5	—	—	5
Capital expenditures	(15,123)	—	(11,542)	—	—	(26,665)

NET CASH USED IN INVESTING ACTIVITIES	(15,123)	—	(11,537)	—	—	(26,660)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,500)	(116)	—	—	(1,616)
Proceeds from the exercise of employee stock options	—	—	—	853	—	853
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received (paid to) from affiliates	8,758	192,586	(165,365)	(17,147)	(18,832)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,758	191,086	(165,481)	(15,910)	(18,832)	(379)

NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,602	—	(7,245)	—	—	5,357
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,473	$—	$62,704	$—	$—	$138,177

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,871	$—	$69,949	$—	$—	$132,820
Accounts receivable, net	49,233	—	54,076	—	—	103,309
Inventory — phones and accessories, net	15,757	—	8,956	—	—	24,713
Prepaid expenses and other current assets	5,291	—	27,239	—	—	32,530

Total current assets	133,152	—	160,220	—	—	293,372
Property, plant & equipment, net	232,830	—	386,117	—	—	618,947
Equity investments in wireless systems, net	—	—	2,500	—	—	2,500
Debt issuance costs	21,390	—	23,081	—	—	44,471
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,492	—	—	69,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	31,368	—	270,604	(301,972)	—
Investment in subsidiaries	—	945,859	653,009	(751,780)	(847,088)	—
Other assets, net	6,075	—	1,321	—	—	7,396

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	16	5,727	(5)	—	—	5,738
Accounts payable	21,398	—	15,255	—	—	36,653
Accrued expenses and other current liabilities	568,471	—	378,677	—	(754,645)	192,503
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	589,885	5,727	394,052	—	(754,645)	235,019
Long-term debt	829,329	783,720	322	—	—	1,613,371
Deferred federal income taxes	—	—	99,719	—	—	99,719
Other liabilities	4,904	—	9,708	—	—	14,612
Intercompany	(5,202)	920,500	1,101,971	—	(2,017,269)	—
Minority Interest in subsidiaries	—	—	2,451	—	—	2,451
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,041	—	1,041
Additional paid-in capital	(819,886)	—	819,886	480,276	—	480,276
Accumulated deficit	(200,618)	(732,720)	(725,993)	(961,416)	1,622,854	(997,893)
Accumulated other comprehensive loss	(779)	—	—	—	—	(779)

	(1,021,283)	(732,720)	93,893	(480,099)	1,622,854	(517,355)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit)equity	(1,021,283)	(732,720)	93,893	(481,176)	1,622,854	(518,432)

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2004

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
Revenue	$91,564	$—	$127,202	$—	$(1,984)	$216,782

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	13,237	—	29,278	—	(1,025)	41,490
Cost of equipment sold	6,352	—	14,974	—	—	21,326
Sales and marketing	9,686	—	14,938	—	—	24,624
General and administrative	19,199	—	19,501	—	(959)	37,741
Depreciation and amortization	16,691	—	12,467	—	—	29,158
Loss (gain) on disposition of assets	531	—	(99)	—	—	432

	65,696	—	91,059	—	(1,984)	154,771

Operating income	25,868	—	36,143	—	—	62,011

Income (loss) from investments in subsidiaries	—	8,467	831	8,467	(17,765)	—
Interest expense, net	(24,475)	(9,300)	(2,704)	—	—	(36,479)
Other expenses	(411)	—	(467)	—	—	(878)
Intercompany interest allocation	—	9,300	(9,300)	—	—	—

Income (loss) from continuing operations before income tax expense, minority interest and income from equity investments	982	8,467	24,503	8,467	(17,765)	24,654
Income tax expense	(151)	—	(13,959)	—	—	(14,110)

Income (loss) from continuing operations before minority interest and income from equity investments	831	8,467	10,544	8,467	(17,765)	10,544
Minority interest in loss	—	—	(226)	—	—	(226)
Income from equity investments	—	—	145	—	—	145

Income (loss) from continuing operations	831	8,467	10,463	8,467	(17,765)	10,463
Loss from discontinued operations	—	—	(1,996)	—	—	(1,996)

Net income (loss)	$831	$8,467	$8,467	$8,467	$(17,765)	$8,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2004

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$831	$8,467	$8,467	$8,467	$(17,765)	$8,467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,691	—	18,366	—	—	35,057
Minority interest in income of subsidiaries	—	—	226	—	—	226
Income from equity investments	—	—	(145)	—	—	(145)
Equity in undistributed earnings of subsidiaries	—	(8,467)	(831)	(8,467)	17,765	—
Distributions received from equity investments	—	—	570	—	—	570
Loss (gain) on disposition of assets	531	—	148	—		679
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(1,380)	(37,214)	672,029	(129,300)	(533,765)	(29,630)

Total adjustments	15,842	(45,681)	690,363	(137,767)	(516,000)	6,757

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,673	(37,214)	698,830	(129,300)	(533,765)	15,224

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	20	—	—	20
Capital expenditures	(18,491)	—	(10,629)	—	—	(29,120)

NET CASH USED IN INVESTING ACTIVITIES	(18,491)	—	(10,609)	—	—	(29,100)

FINANCING ACTIVITIES:
Repayment of debt	(21)	(1,500)	(113)	—	—	(1,634)
Proceeds from the exercise of employee stock options	—	—	—	193	—	193
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	425	—	425
Cash (paid to) received from affiliates	3,791	38,714	(704,952)	128,682	533,765	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	3,770	37,214	(705,065)	129,300	533,765	(1,016)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,952	—	(16,844)	—	—	(14,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,484	—	69,620	—	—	112,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,436	$—	$52,776	$—	$—	$97,212

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Restatement
      Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended August 31, 2005, the Company determined that certain deferred tax assets related to Centennial Cable should have had a full valuation allowance provided against them as part of the sale that was recorded during the quarter ended February 28, 2005. More specifically, during the period that the Company owned Centennial Cable, total net operating loss carryforwards of $104,221 and related total deferred tax assets of $35,981 were generated in the United States and maintained on the books and records of the Company. Under certain income tax rules the sale of Centennial Cable represented a triggering event and such net operating loss carryforwards could no longer be used to offset U.S. consolidated taxable income, therefore the related deferred tax assets should have had a full valuation allowance provided against them. The correction of this error reflects non-cash adjustments to consolidated accrued expenses and other liabilities, deferred federal income taxes and total stockholder’s deficit.
      A summary of the significant effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of August 31, 2005:

	As of August 31, 2005

	As Previously
	Reported	As Restated

Liabilities and Stockholders’ Deficit
Current Liabilities	218,766	219,262
Deferred federal income taxes	73,679	109,660
Accumulated deficit	(946,741)	(983,218)

Total	$1,456,303	$1,456,303

      The restatement noted and described above had no effect on the Company’s previously reported Statements of Operations and Statements of Cash Flows for the three months ended August 31, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to its classification as a discontinued operation. As described in Note 10 to the Condensed Consolidated Financial Statements, the Company has corrected the accounting for the sale of Centennial Cable. Such correction only affected amounts related to select balance sheet accounts and therefore there have been no changes in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, as previously reported.
      The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2005, filed on December 12, 2005, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q/ A. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2005 Annual Report on Form 10-K/A, filed on December 12, 2005.

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
      In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For the three months ended August 31, 2005, we derived approximately 83% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense, U.S. wireless markets in terms of population.
      The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2005, approximately 95% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. Further, through our tailored approach, we target high quality (high revenue per average wireless customer, including roaming revenue, or “ARPU”) postpaid wireless customers in our U.S. and Puerto Rico operations. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.
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
      We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 8 to the Condensed Consolidated Financial Statements for reconciliation to the appropriate accounting principles generally accepted in the United States of America, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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
      Dedicated access line equivalents represents the amount of Voice Grade Equivalent (“VGE”) lines used to connect two end points. We monitor the trends in our dedicated service using VGE against our forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.
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

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets
      We review goodwill and wireless licenses for impairment based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.
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
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” we have recorded our tax provision from continuing operations for the quarter ended August 31, 2005 based on our projected annual worldwide effective tax rate of 51.8%, which is impacted by U.S. federal taxes, state taxes, net of federal tax benefits, and foreign taxes for which the Company cannot claim a foreign tax credit. The tax provision for the three months ended August 31, 2005 was adjusted for a benefit of approximately $1.6 million for state tax refunds received during the quarter.
Consolidated Operations

	Three Month Ended
	August 31,
			$	%
	2005	2004	Change	Change

	(Unaudited)
	(In thousands,
	except per share data)
Operating income	$61,517	$62,011	$(494)	(1)%
Income from continuing operations	14,610	10,463	4,147	40%
Earnings per share from continuing operations:
Basic and diluted	0.14	0.10	0.04	40%

U.S. Wireless Operations

	Three Months Ended
	August 31,
			$	%
	2005	2004	Change	Change

	(Unaudited)
	(In thousands)
Revenue:
Service revenue	$80,903	$85,918	$(5,015)	(6)%
Roaming revenue	21,225	13,308	7,917	59
Equipment sales	5,698	3,841	1,857	48

Total revenue	107,826	103,067	4,759	5

Costs and expenses:
Cost of services	22,884	16,792	6,092	36
Cost of equipment sold	14,582	11,423	3,159	28
Sales and marketing	12,605	12,607	(2)	—
General and administrative	17,102	14,292	2,810	20

Total costs and expenses	67,173	55,114	12,059	22

Adjusted operating income(1)	$40,653	$47,953	$(7,300)	(15)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
      Revenue. U.S. wireless service revenue decreased in the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The decrease was primarily due to $5.5 million of USF revenue related to prior periods, which was included in service revenue for the three months ended August 31, 2004, the point at which it became known and realizable.
      U.S. wireless roaming revenue increased for the three months ended August 31, 2005. The increase was primarily due to a 758% increase in global system for mobile communications (“GSM”) roaming minutes, partially offset by lower average roaming rates per minute. Despite this strong performance, the Company does not expect long-term growth in roaming revenue and anticipates that roaming revenue will remain a small percentage of consolidated revenue in future periods.
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
      Costs and expenses. Cost of services increased during the three months ended August 31, 2005, as compared to the same period last year, primarily due to an increase in (i) incollect roaming costs (costs associated with providing our subscribers roaming on other carriers’ networks), (ii) telephone service costs due to higher minutes of use, and (iii) costs to repair phones. In addition, we received lower reimbursements for deploying basic and enhanced E911 services (“E911”) in the three months ended August 31, 2005 compared to the prior year. We recorded these reimbursements as a reduction in cost of services.
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

Caribbean Wireless Operations

	Three Months Ended
	August 31,
			$	%
	2005	2004	Change	Change

	(Unaudited)
	(In thousands)
Revenue:
Service revenue	$92,132	$79,962	$12,170	15%
Roaming revenue	346	458	(112)	(24)
Equipment sales	3,322	2,585	737	29

Total revenue	95,800	83,005	12,795	15

Costs and expenses:
Cost of services	16,130	12,686	3,444	27
Cost of equipment sold	10,459	9,685	774	8
Sales and marketing	11,172	10,245	927	9
General and administrative	21,206	18,151	3,055	17

Total costs and expenses	58,967	50,767	8,200	16

Adjusted operating income(1)	$36,833	$32,238	$4,595	14%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
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
      The monthly postpaid churn rate increased to 3.2% for three months ended August 31, 2005 from 2.4% for the same period last year. The increase in postpaid churn is primarily due to higher involuntary churn in Puerto Rico and to higher churn in the Dominican Republic. We believe that the Company’s shift in emphasis to prepaid plans and “hybrid” plans (having attributes of prepaid and postpaid plans, which we characterize as “prepaid” in our subscriber statistics) contributed to the increase in postpaid churn in the Dominican Republic. Our postpaid subscribers represented approximately 58% of our total Caribbean wireless subscribers at August 31, 2005, down from approximately 73% at August 31, 2004. The decrease in the percentage of postpaid customers is due to growth in our Dominican Republic operations, which has a higher percentage of prepaid customers.
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

Caribbean Broadband Operations

	Three Months Ended
	August 31,
			$	%
	2005	2004	Change	Change

	(Unaudited)
	(In thousands)
Revenue:
Switched revenue	$12,715	$11,379	$1,336	12%
Dedicated revenue	14,282	12,534	1,748	14
Wholesale termination revenue	6,576	7,572	(996)	(13)
Other revenue	3,096	2,024	1,072	53

Total revenue	36,669	33,509	3,160	9

Costs and expenses:
Cost of services	13,065	14,667	(1,602)	(11)
Cost of equipment sold	141	218	(77)	(35)
Sales and marketing	1,773	1,772	1	—
General and administrative	4,993	5,442	(449)	(8)

Total costs and expenses	19,972	22,099	(2,127)	(10)

Adjusted operating income(1)	$16,697	$11,410	$5,287	46%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
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
LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended
	August 31,

	2005	2004	Change

	(In millions)
Weighted Average Debt Outstanding	$1,618.8	$1,768.6	$(149.8)
Weighted Average Gross Interest Rate(1)	8.6%	8.3%	0.3%
Weighted Average Gross Interest Rate(2)	8.2%	7.9%	0.3%
Gross Interest Expense(1)	$34.86	$36.70	$(1.84)
Interest Income	$0.86	$0.22	$0.64

Net Interest Expense	$34.00	$36.48	$(2.48)

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
      On March 1, 2005, we entered into an interest rate swap agreement, through our wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), to hedge variable interest rate risk on $250.0 million of our $591.0 million of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At August 31, 2005, the fair value of the swap was approximately $0.1 million. We adjusted the liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swap. For the three months ended August 31, 2005, we recorded a reduction in accumulated other comprehensive loss of $0.7 million, net of tax, attributable to the fair value adjustments of the swap.
      On February 10, 2005, we amended our $750.0 million Senior Secured Credit Facility (the “New Senior Secured Credit Facility”) to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the New Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 3.45% as of August 31, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the New Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
      On February 9, 2004, we issued the 8 1/8% Senior Unsecured Notes due 2014 (“2014 Senior Notes”). Concurrent with the issuance of the 2014 Senior Notes, we entered into the New Senior Secured Credit

Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the New Senior Secured Credit Facility.
      The New Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $595.5 million, as amended, of which $591.0 million remained outstanding at August 31, 2005 and which requires quarterly amortization payments in an aggregate principal amount of $6.0 million in each of the fiscal years ended 2006, 2007, 2008 and 2009, $4.5 million in fiscal year 2010 and the balance of $564.0 million in two equal installments of $282.0 million in August 2010 and February 2011. The New Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million that had no amounts outstanding as of the close of the New Senior Secured Credit Facility, but may be drawn upon at any time. At August 31, 2005, $149.7 million was available under the revolving credit facility. If the remaining 10 3/4% Senior Subordinated Notes due 2008 (“2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the New Senior Secured Credit Facility will become immediately due and payable.
      On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under the Old Senior Secured Credit Facility.
      In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of August 31, 2005, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.
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
      On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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

		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$1,618,400	$5,742	$11,837	$436,554	$1,164,267
Operating leases obligations	170,357	17,777	28,578	23,115	100,887
Purchase obligations	69,143	14,946	21,021	21,879	11,297

Total contractual cash obligations	1,857,900	38,465	61,436	481,548	1,276,451

Sublessor agreements(1)	(3,162)	(1,073)	(1,446)	(566)	(77)

Net	$1,854,738	$37,392	$59,990	$480,982	$1,276,374

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2005.

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
      We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” of our 2005 Annual Report on Form 10 K/A filed on December 12, 2005. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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

      The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2005:

	Fiscal Year Ended August 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In thousands)
Long-term debt:
Fixed rate	$(258)	$(170)	$7	$145,218	$336	$882,267	$1,027,400	$1,111,250
Average fixed Interest rate	10.6%	10.0%	10.0%	10.8%	10.0%	9.4%	9.6%	—
Variable rate	$6,000	$6,000	$6,000	$6,000	$285,000	282,000	$591,000	$591,000
Average variable Interest rate(1)	4.3%	4.3%	4.4%	4.5%	4.7%	4.8%	4.7%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$250,000	$250,000
Average pay rate	6.29%	6.29%
Average receive rate	6.54%	6.58%

(1)	Represents the average interest rate before applicable margin on the New Senior Secured Credit Facility debt.
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
      We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, including the effects of the restatement discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2005.
      The Company sold its previously owned cable television subsidiary, Centennial Cable, on December 28, 2004 and the disposition was accounted for as a discontinued operation. As discussed in Note 16 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K/ A, filed on December 12, 2005, the Company corrected an accounting error related to the sale of Centennial Cable. This error related to the application of the U.S. Dual Consolidated Loss rules to certain deferred tax assets.
      There was no change in our internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

CENTENNIAL COMMUNICATIONS CORP.

/s/ Thomas J. Fitzpatrick

Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/ Francis P. Hunt

Francis P. Hunt
Sr. Vice President-Controller
(Chief Accounting Officer)
December 12, 2005