Form 10-Q
period 2005-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2006-01-05
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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

(732) 556-2200
(Registrants telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock — 104,776,740 outstanding shares as of January 3, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	November 30,	May 31,
	2005	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,636	$132,820
Accounts receivable, less allowance for doubtful accounts of $6,382 and $6,874, respectively	110,319	103,309
Inventory — phones and accessories, net	23,507	24,713
Prepaid expenses and other current assets	32,169	32,530

Total Current Assets	349,631	293,372
Property, plant and equipment, net	626,688	618,947
Equity investments in wireless systems, net	2,930	2,500
Debt issuance costs, less accumulated amortization of $17,695 and $14,418, respectively	41,195	44,471
U.S. wireless licenses	383,858	383,858
Caribbean wireless licenses, net	68,992	69,492
Goodwill	26,704	26,704
Transmission and connecting rights, net	709	752
Cable facility, net	3,850	3,970
Other assets, net	6,759	2,674

TOTAL ASSETS	$1,511,316	$1,446,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$39,260	$5,738
Accounts payable	35,448	36,653
Accrued expenses and other current liabilities	205,834	192,503
Payable to affiliates	125	125

Total Current Liabilities	280,667	235,019
Long-term debt	1,580,862	1,613,371
Deferred federal income taxes	123,364	99,719
Other liabilities	14,401	14,612
Minority interest in subsidiaries	2,890	2,451
Commitments and contingencies (see Note 7)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.01 par value per share, 240,000,000 shares authorized; issued 104,641,273 and 104,097,923 shares, respectively; and outstanding 104,570,770 and 104,027,420 shares, respectively	1,046	1,041
Additional paid-in capital	483,092	480,276
Accumulated deficit	(974,975)	(997,893)
Accumulated other comprehensive income (loss)	1,046	(779)

	(489,791)	(517,355)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(490,868)	(518,432)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,511,316	$1,446,740

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Revenue:
Service revenue	$226,490	$206,697	$454,713	$417,053
Equipment sales	9,090	7,412	18,110	13,838

	235,580	214,109	472,823	430,891

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	50,483	40,594	99,663	82,084
Cost of equipment sold	26,709	22,915	51,891	44,241
Sales and marketing	26,484	22,003	52,034	46,627
General and administrative	40,689	38,843	83,837	76,584
Depreciation and amortization	32,019	29,607	64,770	58,765
Loss (gain) on disposition of assets	473	(15,364)	388	(14,932)

	176,857	138,598	352,583	293,369

Operating income	58,723	75,511	120,240	137,522

Interest expense, net	(34,485)	(36,938)	(68,480)	(73,417)
Other expense	(839)	(1,204)	(845)	(2,082)

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	23,399	37,369	50,915	62,023
Income tax expense	(15,266)	(18,709)	(28,068)	(32,819)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	8,133	18,660	22,847	29,204
Minority interest in income of subsidiaries	(227)	(225)	(439)	(451)
Income from equity investments	337	145	445	290

Income from continuing operations	8,243	18,580	22,853	29,043
Discontinued operations:
Income	—	3,912	—	1,487
Gain on disposition	—	—	100	—
Tax expense	—	(1,148)	(35)	(719)

Net income from discontinued operations	—	2,764	65	768

Net income	$8,243	$21,344	$22,918	$29,811

Earnings per share:
Basic
Earnings per share from continuing operations	$0.08	$0.18	$0.22	$0.28
Earnings per share from discontinued operations	—	0.03	0.00	0.01

Net income per share	$0.08	$0.21	$0.22	$0.29

Diluted
Earnings per share from continuing operations	$0.08	$0.18	$0.21	$0.28
Earnings per share from discontinued operations	—	0.02	0.00	0.01

Net income per share	$0.08	$0.20	$0.21	$0.29

Weighted-average number of shares outstanding:
Basic	104,435	103,314	104,271	103,263

Diluted	107,083	104,366	106,979	104,313

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$22,918	$29,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,770	64,570
Minority interest in income of subsidiaries	439	451
Income from equity investments	(445)	(290)
Distributions received from equity investments	15	650
Loss (gain) on disposition of assets	288	(14,446)
Changes in assets and liabilities	28,996	17,872

Total adjustments	94,063	68,807

Net cash provided by operating activities	116,981	98,618

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	9	84
Capital expenditures	(65,736)	(68,427)
Proceeds from sale of wireless spectrum	—	24,000
Payments for purchase of wireless spectrum	—	(19,495)

Net cash used in investing activities	(65,727)	(63,838)

FINANCING ACTIVITIES:
Repayment of debt	(3,259)	(3,536)
Proceeds from the exercise of stock options	2,437	499
Proceeds from issuance of common stock under employee stock purchase plan	384	425

Net cash used in financing activities	(438)	(2,612)

Net increase in cash and cash equivalents	50,816	32,168
Cash and cash equivalents, beginning of period	132,820	112,104

Cash and cash equivalents, end of period	$183,636	$144,272

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$66,600	$69,827

Income taxes	$3,837	$3,607

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$3,705	$3,115

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2005 Annual Report on Form 10-K/A, filed on December 12, 2005, which includes a summary of significant accounting policies and other disclosures. As disclosed in such Annual Report, as well as the Company’s Quarterly Report on Form 10-Q/A, also filed on December 12, 2005, the Company restated its consolidated financial statements to correct the Company’s accounting for the sale of its previously owned cable television subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale. See Note 16 to the consolidated financial statements included in the Company’s Form 10-K/A filed on December 12, 2005 for additional information related to the restatement. Consequently, the May 31, 2005 balance sheet contained herein is consistent with that included in the Annual Report on Form 10-K/A. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of November 30, 2005 and the results of its consolidated operations and consolidated cash flows for the three and six-month periods ended November 30, 2005 and 2004.

Income Taxes:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” the Company has recorded its tax provision from continuing operations for the quarter ended November 30, 2005 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 57.5%. The tax provision for the six months ended November 30, 2005 was affected by a benefit of approximately $1,600 for state tax refunds received during the first quarter.

The Company’s effective tax rate of 57.5% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit, foreign taxes for which the Company cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which, in the Company’s judgment, it is more likely than not that a tax benefit will not be realized. The effective tax rate reflects the impact of the transactions discussed in Note 10, which reduces pre-tax income without a corresponding reduction in certain state, local and foreign taxes, thereby increasing the Company’s effective tax rate from previous projections. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the three and six months ended November 30, 2005 by $3,870, reflecting a reduction in certain state and local income tax exposures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 serves as an amendment to SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For disclosure purposes, pro forma net income and earnings per share as if the Company had applied SFAS 123 are shown below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Net income as reported	$8,243	$21,344	$22,918	$29,811
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,610)	(810)	(3,104)	(1,573)

Pro forma net income	$6,633	$20,534	$19,814	$28,238
Earnings per share:
Basic:
As reported	$0.08	$0.21	$0.22	$0.29
Pro forma	$0.06	$0.20	$0.19	$0.27
Diluted:
As reported	$0.08	$0.20	$0.21	$0.29
Pro forma	$0.06	$0.20	$0.19	$0.27

The fair value of options granted under the Company’s stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Expected volatility	74.3%	120.8%	77.3%	121.2%
Risk-free interest rate	4.9%	3.9%	4.4%	3.5%
Expected lives of option grants	4 years	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Reclassification:

Certain prior period information, primarily related to the presentation of the Company’s previously sold cable television properties, Centennial Cable, as a discontinued operation (see Note 4 below), has been reclassified to conform to the current period presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the intangible assets not subject to amortization:

	As of	As of
	November 30, 2005	May 31, 2005

U.S. wireless licenses	$383,858	$383,858
Caribbean wireless licenses — Puerto Rico(1)	54,159	54,159

Total	$438,017	$438,017

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

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

The following table presents other intangible assets subject to amortization:

		As of November 30, 2005		As of May 31, 2005
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$5,167	$20,000	$4,667
Transmission and connecting rights	25 years	2,192	1,483	2,192	1,440
Cable facility	25 years	6,000	2,150	6,000	2,030

Total		$28,192	$8,800	$28,192	$8,137

Other intangible assets amortization expense was $332 and $663 for the three and six months ended November 30, 2005, respectively. Based solely on the finite lived intangible assets existing at November 30, 2005, amortization expense is estimated to be $665 for the remainder of fiscal 2006 and $1,328 for each of the next five fiscal years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The goodwill balance in the Caribbean wireless segment was $22,517 at November 30, 2005 and May 31, 2005. The goodwill balance in the Caribbean broadband segment was $4,187 at November 30, 2005 and May 31, 2005.

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of November 30,	As of May 31,
	2005	2005

Senior Secured Credit Facility — Term Loans	$589,500	$592,500
8 1/8% Senior Unsecured Notes due 2014 (The “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (The “2013 Senior Notes”)	500,000	500,000
10 3/4% Senior Subordinated Notes due 2008 (The “2008 Senior Subordinated Notes”)	145,000	145,000
Capital Lease Obligations	47,852	43,693
Financing Obligation — Tower Sale	12,770	12,916

Total Long-Term Debt	1,620,122	1,619,109
Current Portion of Long-Term Debt	(39,260)	(5,738)

Net Long-Term Debt	$1,580,862	$1,613,371

See Note 10 for a discussion of certain events that occurred subsequent to November 30, 2005, including the issuance by the Company of additional senior notes aggregating $550,000 in principal amount, prepayment of $39,500 of term loans under the Senior Secured Credit Facility, an amendment to the Senior Secured Credit Facility and an interest rate swap agreement.

On March 1, 2005, the Company, through its wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), entered into an interest rate swap agreement (the “CPROC Swap”) to hedge variable interest rate risk on $250,000 of the Company’s $589,500 of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At November 30, 2005, the fair value of the swap was approximately $2,228. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swap. For the six months ended November 30, 2005, the Company recorded $1,046, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swap.

On February 10, 2005, the Company amended its $750,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”) to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 4.05% as of November 30, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all covenants of its debt agreements at November 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate annual scheduled principal payments, net of accretion related to certain capital lease obligations, for the next five years and thereafter related to the Company’s long-term debt at November 30, 2005 are summarized as follows:

November 30, 2006	$39,260
November 30, 2007	(175)
November 30, 2008	31
November 30, 2009	145,228
November 30, 2010	268,320
November 30, 2011 and thereafter	1,167,458

$1,620,122

Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and six months ended November 30, 2005 was $35,800 and $70,654, respectively, and $37,336 and $74,037 for the three and six months ended November 30, 2004, respectively.

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

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

			Six Months
	Three Months Ended		Ended
	November 30,		November 30,
	2005	2004	2005	2004

Revenue	$—	$13,543	$—	$26,321
Income from discontinued operations	—	3,912	—	1,487
Gain on disposition	—	—	100	—
Income tax expense	—	(1,148)	(35)	(719)
Net income from discontinued operations	$—	$2,764	$65	$768

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS 123R is for annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected effect that the adoption of SFAS 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replaced it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 6.	ACQUISITIONS AND DISPOSITIONS

On December 28, 2004, the Company sold its wholly owned subsidiary, Centennial Cable (see Note 4 above).

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

The Company is subject to other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these other pending claims or legal actions will have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies:

The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with the Company’s existing undersea capacity and terminate in the United States. As part of the agreements, the Company has committed to spend $5,290. As of November 30, 2005, the Company has paid $1,643 under these agreements.

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of November 30, 2005, the Company has paid approximately $14,496 in connection with this agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 4). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

Information about the Company’s operations in its three business segments as of, and for the three and six months ended, November 30, 2005 and 2004 is as follows:

			Six Months Ended
	Three Months Ended November 30,		November 30,
	2005	2004	2005	2004

U.S. WIRELESS
Service revenue	$83,157	$79,935	$164,060	$165,853
Roaming revenue	21,465	13,044	42,690	26,352
Equipment sales	6,335	4,983	12,033	8,824

Total revenue	110,957	97,962	218,783	201,029
Adjusted operating income	40,188	41,517	80,841	89,470
Total assets	1,896,951	2,033,668	1,896,951	2,033,668
Capital expenditures	16,073	16,181	25,624	25,532

CARIBBEAN WIRELESS
Service revenue	$89,074	$82,798	$181,206	$162,760
Roaming revenue	343	542	689	1,000
Equipment sales	2,755	2,429	6,077	5,014

Total revenue	92,172	85,769	187,972	168,774
Adjusted operating income	34,228	33,943	71,061	66,181
Total assets	505,242	519,442	505,242	519,442
Capital expenditures	18,704	12,866	29,011	25,805
CARIBBEAN BROADBAND
Switched revenue	$12,709	$11,767	$25,424	$23,146
Dedicated revenue	14,307	13,357	28,589	25,891
Wholesale termination revenue	5,533	5,587	12,109	13,155
Other revenue	2,871	2,411	5,967	4,439

Total revenue	35,420	33,122	72,089	66,631
Adjusted operating income	16,799	14,294	33,496	25,704
Total assets	699,369	817,473	699,369	817,473
Capital expenditures	4,294	7,790	11,101	12,946
ELIMINATIONS
Total revenue(1)	$(2,969)	$(2,744)	$(6,021)	$(5,543)
Total assets(2)	(1,590,246)	(1,763,079)	(1,590,246)	(1,763,079)
CONSOLIDATED
Total revenue	$235,580	$214,109	$472,823	$430,891
Adjusted operating income	91,215	89,754	185,398	181,355
Total assets	1,511,316	1,607,504	1,511,316	1,607,504
Capital expenditures	39,071	36,837	65,736	64,283

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Adjusted operating income	$91,215	$89,754	$185,398	$181,355
Less: depreciation and amortization	(32,019)	(29,607)	(64,770)	(58,765)
(Loss) gain on disposition of assets	(473)	15,364	(388)	14,932

Operating income	58,723	75,511	120,240	137,522
Income from equity investments	337	145	445	290
Interest expense, net	(34,485)	(36,938)	(68,480)	(73,417)
Other expense	(839)	(1,204)	(845)	(2,082)
Income tax expense	(15,266)	(18,709)	(28,068)	(32,819)
Minority interest in income of subsidiaries	(227)	(225)	(439)	(451)
Income from discontinued operations	—	2,764	65	768

Net income	$8,243	$21,344	$22,918	$29,811

NOTE 9.	CONDENSED CONSOLIDATING FINANCIAL DATA

Centennial Cellular Operating Co., LLC (“CCOC”) and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on both the 2008 Senior Subordinated Notes and the 2013 Senior Notes issued by the Company, and CPROC has unconditionally guaranteed both the 2008 Senior Subordinated Notes and the 2013 Senior Notes. The Company, CCOC and CPROC are joint and several co-issuers of the 2014 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of November 30, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$110,323	$—	$73,313	$—	$—	$183,636
Accounts receivable, net	42,577	—	67,742	—	—	110,319
Inventory — phones and accessories, net	10,998	—	12,509	—	—	23,507
Prepaid expenses and other current assets	6,237	—	25,932	—	—	32,169

Total current assets	170,135	—	179,496	—	—	349,631
Property, plant & equipment, net	233,692	—	392,996	—	—	626,688
Equity investments in wireless systems, net	—	—	2,930	—	—	2,930
Debt issuance costs	19,936	—	21,259	—	—	41,195
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	68,992	—	—	68,992
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	(139,366)	—	259,866	(120,500)	—
Investment in subsidiaries	—	1,133,489	513,197	(751,780)	(894,906)	—
Other assets, net	5,771	—	5,547	—	—	11,318

Total	$433,720	$994,123	$1,590,793	$(491,914)	$(1,015,406)	$1,511,316

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$(48)	$39,258	$50	$—	$—	$39,260
Accounts payable	13,808	—	21,640	—	—	35,448
Accrued expenses and other current liabilities	593,253	—	395,115	—	(782,534)	205,834
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	607,013	39,258	416,930	—	(782,534)	280,667
Long-term debt	830,655	744,167	6,040	—	—	1,580,862
Deferred federal income taxes	6,865	—	116,499	—	—	123,364
Other liabilities	1,889	—	12,512	—	—	14,401
Intercompany	17,290	920,500	920,500	—	(1,858,290)	—
Minority interest in subsidiaries	—	—	2,890	—	—	2,890
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,046	—	1,046
Additional paid-in capital	(818,497)	—	818,497	483,092		483,092
Accumulated deficit	(212,541)	(709,802)	(703,075)	(974,975)	1,625,418	(974,975)
Accumulated other comprehensive income	1,046	—	—	—	—	1,046

	(1,029,992)	(709,802)	115,422	(490,837)	1,625,418	(489,791)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,029,992)	(709,802)	115,422	(491,914)	1,625,418	(490,868)

Total	$433,720	$994,123	$1,590,793	$(491,914)	$(1,015,406)	$1,511,316

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$200,720	$—	$274,583	$—	$(2,480)	$472,823

Costs and expenses:
Cost of services	34,591	—	67,028	—	(1,956)	99,663
Cost of equipment sold	13,934	—	37,957	—	—	51,891
Sales and marketing	17,875	—	34,159	—	—	52,034
General and administrative	42,660	—	41,701	—	(524)	83,837
Depreciation and amortization	30,228	—	34,542	—	—	64,770
Loss (gain) on disposition of assets	565	—	(177)	—	—	388

	139,853	—	215,210	—	(2,480)	352,583

Operating income	60,867	—	59,373	—	—	120,240

Income (loss) from investments in subsidiaries	—	22,918	(1,943)	22,918	(43,893)	—
Interest expense, net	(51,871)	(68,480)	51,871	—	—	(68,480)
Other expenses	(836)	—	(9)	—	—	(845)
Intercompany interest allocation	—	68,480	(68,480)	—	—	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	8,160	22,918	40,812	22,918	(43,893)	50,915
Income tax expense	(10,103)	—	(17,965)	—	—	(28,068)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(1,943)	22,918	22,847	22,918	(43,893)	22,847
Minority interest in income of subsidiaries	—	—	(439)	—	—	(439)
Income from equity investments	—	—	445	—	—	445

(Loss) income from continuing operations	(1,943)	22,918	22,853	22,918	(43,893)	22,853
Income from discontinued operations	—	—	65	—	—	65

Net (loss) income	$(1,943)	$22,918	$22,918	$22,918	$(43,893)	$22,918

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(1,943)	$22,918	$22,918	$22,918	$(43,893)	$22,918
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,228	—	34,542	—	—	64,770
Minority interest in loss of subsidiaries	—	—	439	—	—	439
Income from equity investments	—	—	(445)	—	—	(445)
Equity in undistributed earnings of subsidiaries	—	(22,918)	1,943	(22,918)	43,893	—
Distributions received from equity investments	—	—	15	—	—	15
Loss (gain) on disposition of assets	565	—	(277)	—	—	288
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	39,487	(165,102)	150,995	25,734	(22,118)	28,996

Total adjustments	70,280	(188,020)	187,212	2,816	21,775	94,063

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	68,337	(165,102)	210,130	25,734	(22,118)	116,981

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	9	—	—	9
Capital expenditures	(34,659)	—	(31,077)	—	—	(65,736)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(34,659)	—	(31,068)	—	—	(65,727)

FINANCING ACTIVITIES:
Repayment of debt	—	(3,000)	(259)	—	—	(3,259)
Proceeds from the exercise of employee stock options	—	—	—	2,437	—	2,437
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash (paid to) received from affiliates	13,774	168,102	(175,439)	(28,555)	22,118	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	13,774	165,102	(175,698)	(25,734)	22,118	(438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,452	—	3,364	—	—	50,816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,323	$—	$73,313	$—	$—	$183,636

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$62,871	$—	$69,949	$—	$—	$132,820
Accounts receivable, net	49,233	—	54,076	—	—	103,309
Inventory — phones and accessories, net	15,757	—	8,956	—	—	24,713
Prepaid expenses and other current assets	5,291	—	27,239	—	—	32,530

Total current assets	133,152	—	160,220	—	—	293,372
Property, plant & equipment, net	232,830	—	386,117	—	—	618,947
Equity investments in wireless systems, net	—	—	2,500	—	—	2,500
Debt issuance costs	21,390	—	23,081	—	—	44,471
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,492	—	—	69,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	31,368	—	270,604	(301,972)	—
Investment in subsidiaries	—	945,859	653,009	(751,780)	(847,088)	—
Other assets, net	6,075	—	1,321	—	—	7,396

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	16	5,727	(5)	—	—	5,738
Accounts payable	21,398	—	15,255	—	—	36,653
Accrued expenses and other current liabilities	568,471	—	378,677	—	(754,645)	192,503
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	589,885	5,727	394,052	—	(754,645)	235,019
Long-term debt	829,329	783,720	322	—	—	1,613,371
Deferred federal income taxes	—	—	99,719	—	—	99,719
Other liabilities	4,904	—	9,708	—	—	14,612
Intercompany	(5,202)	920,500	1,101,971	—	(2,017,269)	—
Minority interest in subsidiaries	—	—	2,451	—	—	2,451
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,041	—	1,041
Additional paid-in capital	(819,886)	—	819,886	480,276		480,276
Accumulated deficit	(200,618)	(732,720)	(725,993)	(961,416)	1,622,854	(997,893)
Accumulated other comprehensive loss	(779)	—	—	—	—	(779)

	(1,021,283)	(732,720)	93,893	(480,099)	1,622,854	(517,355)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,021,283)	(732,720)	93,893	(481,176)	1,622,854	(518,432)

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2004

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$187,491	$—	$249,191	$—	$(5,791)	$430,891

Costs and expenses:
Cost of services	26,751	—	59,415	—	(4,082)	82,084
Cost of equipment sold	14,520	—	29,721	—	—	44,241
Sales and marketing	18,192	—	28,435	—	—	46,627
General and administrative	38,169	—	40,124	—	(1,709)	76,584
Depreciation and amortization	33,536	—	25,229	—	—	58,765
Loss (gain) on disposition of assets	896	—	(15,828)	—	—	(14,932)

	132,064	—	167,096	—	(5,791)	293,369

Operating income	55,427	—	82,095	—	—	137,522

Income (loss) from investments in subsidiaries	—	29,811	5,184	29,811	(64,806)	—
Interest expense, net	(49,133)	(9,328)	(14,956)	—	—	(73,417)
Other expenses	(809)	—	(1,273)	—	—	(2,082)
Intercompany interest allocation	—	9,328	(9,328)	—	—	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	5,485	29,811	61,722	29,811	(64,806)	62,023
Income tax expense	(301)	—	(32,518)	—	—	(32,819)

Income (loss) from continuing operations before minority interest in income of subsidiaries and income from equity investments	5,184	29,811	29,204	29,811	(64,806)	29,204
Minority interest in income of subsidiaries	—	—	(451)	—	—	(451)
Income from equity investments	—	—	290	—	—	290

Income (loss) from continuing operations	5,184	29,811	29,043	29,811	(64,806)	29,043
Income from discontinued operations	—	—	768	—	—	768

Net income (loss)	$5,184	$29,811	$29,811	$29,811	$(64,806)	$29,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2004

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$5,184	$29,811	$29,811	$29,811	$(64,806)	$29,811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,536	—	31,034	—	—	64,570
Minority interest in loss of subsidiaries	—	—	451	—	—	451
Income from equity investments	—	—	(290)	—	—	(290)
Equity in undistributed earnings of subsidiaries	—	(29,811)	(5,184)	(29,811)	64,806	—
Loss (gain) on disposition of assets	896	—	(15,342)	—	—	(14,446)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	15,865	(17,659)	702,576	(142,527)	(540,385)	17,870

Total adjustments	50,297	(47,470)	713,245	(172,338)	(475,579)	68,155

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55,481	(17,659)	743,056	(142,527)	(540,385)	97,966

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	84	—	—	84
Capital expenditures	(33,109)	—	(35,316)	—	—	(68,425)
Proceeds from sale of wireless spectrum	—	—	24,000	—	—	24,000
Payments for purchase of wireless spectrum	—	—	(19,495)	—	—	(19,495)
Distribution received from equity investment	—	—	650	—	—	650

NET CASH USED IN INVESTING ACTIVITIES	(33,109)	—	(30,077)	—	—	(63,186)

FINANCING ACTIVITIES:
Repayment of debt	(43)	(3,230)	(263)	—	—	(3,536)
Proceeds from the exercise of employee stock options	—	—	—	499	—	499
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	425	—	425
Cash (paid to) received from affiliates	(5,464)	20,889	(697,413)	141,603	540,385	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,507)	17,659	(697,676)	142,527	540,385	(2,612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,865	—	15,303	—	—	32,168
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,484	—	69,620	—	—	112,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,349	$—	$84,923	$—	$—	$144,272

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	SUBSEQUENT EVENTS

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Senior Holdco Notes”) in a private placement transaction. The 2013 Senior Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 and (ii) $200,000 of fixed rate notes that bear interest at 10% and mature in January 2013. The Company will use the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and prepay $39,500 of term loans under the Senior Secured Credit Facility. As a result of this prepayment, $39,500 of term loans under the Senior Secured Credit Facility have been classified as a current liability in the condensed consolidated balance sheet. The Company’s board of directors has approved and declared the special cash dividend of $5.52 per share to the Company’s common stockholders of record as of the close of business on December 30, 2005. The payment date for the special cash dividend is expected to be on January 5, 2006. In connection with the completion of the 2013 Senior Holdco Notes offering, the Company received an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Senior Holdco Notes and payment of the special cash dividend.

In addition, on December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s then outstanding $550,000 of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap will become effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge. The $200,000 CCOC Swap, together with the $250,000 CPROC Swap, hedge variable interest rate risk on $450,000 of the Company’s $900,000 of variable interest rate debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving more than 1.3 million wireless customers and approximately 326,400 access line equivalents as of November 30, 2005. We operate in markets that cover approximately 19.8 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband communications services to business and residential customers.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to its classification as a discontinued operation.

The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2005, filed on December 12, 2005, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As disclosed in such Annual Report, as well as our Quarterly Report on Form 10-Q/A, also filed on December 12, 2005, we restated our consolidated financial statements to correct our accounting for the sale of our previously owned cable television subsidiary, Centennial Cable, to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale. See Note 16 to the consolidated financial statements included in our Form 10-K/A filed on December 12, 2005 for additional information related to the restatement. Consequently, the May 31, 2005 balance sheet contained herein is consistent with that included in the Annual Report on Form 10-K/A. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2005 Annual Report on Form 10-K/A.

Management’s Summary

Our vision is to be the premier regional provider of telecommunications services, by tailoring the ultimate customer experience, in the markets we serve. We create a sustainable competitive advantage in wireless and broadband telecommunications services by tailoring the customer experience to each of our local markets.

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

In the Caribbean region, we offer wireless and broadband communications services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For both the three and six months ended November 30, 2005, we derived approximately 84% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

We focus on attractive and growing local markets and customizing our sales, marketing and customer support functions to customer needs in each of these markets. For both the three and six months ended November 30, 2005, approximately 94% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. Further, through our tailored approach, we target high quality (high revenue per average wireless customer, including roaming revenue, or “ARPU”) postpaid wireless customers in our U.S. and Puerto Rico operations. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.

Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three and six months ended November 30, 2005, we spent $16.1 million and $25.6 million, respectively, on capital expenditures in our U.S. wireless operations. This included $8.0 million and $12.8 million for the three and six months ended November 30, 2005, respectively, to continue to build out our spectrum in Grand Rapids and Lansing, Michigan. We spent $18.7 million and $4.3 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three month period ended November 30, 2005 and $29.0 million and $11.1 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the six month period ended November 30, 2005. The Caribbean wireless capital expenditures included $5.9 million and $11.8 million of capitalized phones in Puerto Rico we loaned to our customers for the three and six months ended November 30, 2005, respectively. These investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to complete the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean Broadband network infrastructure.

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

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and wireless licenses for impairment based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31st or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.

RESULTS OF OPERATIONS

We had approximately 1,338,200 wireless subscribers, including approximately 48,200 wholesale subscribers, at November 30, 2005, as compared to 1,108,300, including approximately 20,000 wholesale subscribers, at November 30, 2004, an increase of 21%. Income from continuing operations for the three and six months ended November 30, 2005 was $8.2 million and $22.9 million, respectively, as compared to $18.6 million and $29.0 million for the three and six months ended November 30, 2004. Basic earnings per share from continuing operations for the three and six months ended November 30, 2005 were $0.08 and $0.22 respectively, as compared to $0.18 and $0.28 for the three and six months ended November 30, 2004, respectively. Diluted earnings per share from continuing operations for the three and six months ended November 30, 2005 were $0.08 and $0.21, respectively, as compared to $0.18 and $0.28 for the three and six months ended November 30, 2004, respectively. The fiscal second quarter of 2005 included an after-tax gain of approximately $0.09 per diluted share related to the Company’s sale of spectrum in the Midwest.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” we have recorded our tax provision from continuing operations for the quarter ended November 30, 2005 based on our projected annual worldwide effective tax rate (the “effective tax rate”) of 57.5%, which is primarily due to U.S. federal taxes, state taxes, net of federal tax benefits, foreign taxes for which the Company cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized. The effective tax rate reflects the impact of the transactions discussed in Note 10 of the condensed consolidated financial statements, which reduces pre-tax income without a corresponding reduction in certain state, local and foreign taxes, thereby increasing the Company’s effective tax rate from previous projections. The tax provision for the six months ended November 30, 2005 was affected for a benefit of approximately $1.6 million for state tax refunds received.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the three and six months ended November 30, 2005 by $3.9 million, reflecting a reduction in certain state and local income tax exposures.

Consolidated Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
	(In thousands, except per share data)

Operating income	$58,723	$75,511	$(16,788)	(22)%	$120,240	$137,522	$(17,282)	(13)%
Income from continuing operations	8,243	18,580	(10,337)	(56)%	22,853	29,043	(6,190)	(21)%
Earnings per share from continuing operations:
Basic	0.08	0.18	(0.10)	(56)%	0.22	0.28	(0.06)	(21)%
Diluted	0.08	0.18	(0.10)	(56)%	0.21	0.28	(0.07)	(25)%

U.S. Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$83,157	$79,935	$3,222	4%	$164,060	$165,853	$(1,793)	(1)%
Roaming revenue	21,465	13,044	8,421	65	42,690	26,352	16,338	62
Equipment sales	6,335	4,983	1,352	27	12,033	8,824	3,209	36

Total revenue	110,957	97,962	12,995	13	218,783	201,029	17,754	9

Costs and expenses:
Cost of services	24,766	18,267	6,499	36	47,650	35,059	12,591	36
Cost of equipment sold	13,691	11,775	1,916	16	28,273	23,198	5,075	22
Sales and marketing	15,386	10,715	4,671	44	27,991	23,322	4,669	20
General and administrative	16,926	15,688	1,238	8	34,028	29,980	4,048	14

Total costs and expenses	70,769	56,445	14,324	25	137,942	111,559	26,383	24

Adjusted operating income(1)	$40,188	$41,517	$(1,329)	(3)%	$80,841	$89,470	$(8,629)	(10)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three months ended November 30, 2005 as compared to the three months ended November 30, 2004. The increase was primarily due to an increase in the monthly recurring fees charged to subscribers due to an increase in the number of subscribers and higher fees for our value-added features. U.S. wireless service revenue decreased in the six months ended November 30, 2005 as compared to the six months ended November 30, 2004. The decrease was primarily due to a decrease in USF revenue, which in the prior year included $5.5 million that related to prior periods.

U.S. wireless roaming revenue increased for the three and six months ended November 30, 2005. The increase was due to increased roaming minutes, partially offset by a lower rate per minute. Despite this strong performance, we do not expect long-term growth in roaming revenue and anticipate that roaming revenue will remain a small percentage of consolidated revenue in future periods.

Our U.S. wireless operations had approximately 614,100 and 564,900 subscribers at November 30, 2005 and 2004, respectively, including approximately 48,200 and 20,000 wholesale subscribers, respectively. Postpaid subscribers account for 97% of total U.S. retail wireless subscribers as of November 30, 2005. During the twelve months ended November 30, 2005, increases in retail subscribers from new activations of 176,700 were offset by subscriber cancellations of 155,700. The monthly postpaid churn rate was 2.0% and 2.1% for the three and six months ended November 30, 2005, respectively, as compared to 2.1% for both the three and six months ended November 30, 2004. The cancellations experienced by our U.S. wireless operations were primarily due to competition and nonpayment.

Equipment sales increased during the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004 due primarily to increased activations.

U.S. wireless ARPU was $66 for the three and six months ended November 30, 2005, as compared to $60 and $61 for the same periods a year ago, respectively. ARPU for the six months ended November 30, 2004 included $5.5 million of USF revenue related to prior periods. ARPU excluding this $5.5 million of USF revenue was $59 for the six months ended November 30, 2004. U.S. wireless ARPU increased primarily due to the aforementioned increase in roaming revenue and, to a lesser extent, increases in retail service revenue per subscriber. Average minutes of use (“MOU’s”) per subscriber were 745 and 716 per month for the three and six months ended November 30, 2005, respectively, as compared to 552 and 535 for the same periods last year, respectively.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2005, as compared to the same period last year, due to increased costs associated with an approximate 35% increase in MOU, including incollect roaming and telephone service costs, such as interconnection costs. Additionally, cost of services increased due to higher phone repair expense and increased tower site rent as a result of additional cell sites in the newly launched markets in Grand Rapids and Lansing, Michigan.

Cost of equipment sold increased for the three and six months ended November 30, 2005, as compared to the same period last year, primarily due to an increase in phones used for customer retention and GSM handset upgrades, the increase in customer activations and higher cost per phone.

Sales and marketing expense increased during the three and six months ended November 30, 2005 primarily due to increased advertising associated with attracting new customers in Grand Rapids and Lansing, Michigan and adjacent markets, as well as increased commissions relating to our higher customer activations.

General and administrative expenses increased for the three and six months ended November 30, 2005 as compared to the same period in the prior year, primarily due to an increase in costs associated with intercarrier roaming settlements due to increased minutes.

Adjusted operating income for the U.S. wireless operations decreased for the three and six months ended November 30, 2005 as compared to the same period last year primarily due to increases in phone, telephone service, advertising and commission costs as well as other costs associated with the launch and continued build out of new markets in Grand Rapids and Lansing, Michigan, partially offset by increased roaming revenue and retail subscriber service revenue.

Caribbean Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$89,074	$82,798	$6,276	8%	$181,206	$162,760	$18,446	11%
Roaming revenue	343	542	(199)	(37)	689	1,000	(311)	(31)
Equipment sales	2,755	2,429	326	13	6,077	5,014	1,063	21

Total revenue	92,172	85,769	6,403	7	187,972	168,774	19,198	11

Costs and expenses:
Cost of services	16,201	13,509	2,692	20	32,331	26,195	6,136	23
Cost of equipment sold	12,858	10,810	2,048	19	23,317	20,495	2,822	14
Sales and marketing	9,339	9,528	(189)	(2)	20,511	19,773	738	4
General and administrative	19,546	17,979	1,567	9	40,752	36,130	4,622	13

Total costs and expenses	57,944	51,826	6,118	12	116,911	102,593	14,318	14

Adjusted operating income(1)	$34,228	$33,943	$285	1%	$71,061	$66,181	$4,880	7%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean wireless service revenue increased for the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004. The increase in Caribbean wireless service revenue was primarily due to a significant increase in the number of subscribers, offset by a lower ARPU in the three and six months ended November 30, 2005, as compared to the same periods last year. The growth rate in service revenue was less than the growth rate in subscribers due to a larger proportionate increase in prepaid subscribers in the Dominican Republic, which generally have a lower ARPU than our postpaid subscribers in Puerto Rico. Our Caribbean wireless operations had approximately 724,100 subscribers at November 30, 2005, an increase of 33% from 543,400 subscribers at November 30, 2004. During the twelve months ended November 30, 2005, increases from new activations of 504,800 were offset by subscriber cancellations of 324,100. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competition and non-payment.

The monthly postpaid churn rate increased to 3.2% for the three months ended November 30, 2005, from 2.2% for the same period last year. The monthly postpaid churn rate was 3.2% for the six months ended November 30, 2005 as compared to 2.3% for the six months ended November 30, 2004. The increase in postpaid churn is due to higher voluntary and involuntary churn in both Puerto Rico and the Dominican Republic. We believe that the Company’s shift in emphasis to prepaid plans and “hybrid” plans (having attributes of prepaid and postpaid plans, which we characterize as “prepaid” in our subscriber statistics) contributed to the increase in postpaid churn in the Dominican Republic. Our postpaid subscribers represented approximately 57% of our total Caribbean wireless subscribers for the three and six months ended November 30, 2005, down from approximately 73% for the three and six months ended November 30, 2004. The decrease in the percentage of postpaid customers is due to continued growth in our Dominican Republic operations, which has a higher percentage of prepaid customers.

Caribbean wireless ARPU was $42 for the three months ended November 30, 2005 and $44 for the six months ended November 30, 2005, as compared to $54 for each of the same periods last year. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, who generally have a lower ARPU than postpaid subscribers.

Our subscribers used an average of 825 and 834 minutes of airtime per month during the three and six months ended November 30, 2005, respectively, compared to 978 and 962 minutes per month during the three and six months ended November 30, 2004, respectively. The decrease in minutes of airtime per month was primarily due to the change in the subscriber mix described above, as prepaid subscribers generally consume less airtime than our postpaid subscribers. Our postpaid subscribers used an average of 1,400 and 1,378 minutes of airtime per month during the three and six months ended November 30, 2005, respectively, as compared to 1,288 and 1,274 minutes of use per month during the three and six months ended November 30, 2004, respectively.

Equipment sales increased during the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004 due primarily to an increase in the number of phones sold as well as the sale of more expensive phones as we continue to sell more technologically advanced handsets capable of supplying advanced wireless data services.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2005 as compared to the three and six months ended November 30, 2004. The increase was primarily due to costs associated with a larger subscriber base, including higher interconnection, data access and content, tower site, utilities, compensation and property tax expenses.

Cost of equipment sold increased during the three and six months ended November 30, 2005 as compared to the same period last year. The increase was primarily due to an increase in the number of phones used for upgrades and customer retention purposes.

Sales and marketing expenses decreased during the three months ended November 30, 2005 as compared to the same period last year. The decrease was primarily due to decreases in direct commissions and compensation costs, partially offset by an increase in agent commissions resulting from increased prepaid activations in the Dominican Republic. Sales and marketing expenses increased during the six months ended November 30, 2005 as compared to the same period last year due to an increase in agent commissions, partially offset by decreases in direct commissions and compensation costs.

General and administrative expenses increased during the three and six months ended November 30, 2005 as compared to the same period in fiscal 2005. The increase was primarily due to increases in bad debt expense due to the increase in involuntary churn, as well as an increase in subscriber billing services and compensation costs due to an increased subscriber base.

Adjusted operating income for the Caribbean wireless operations increased for the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004, primarily as a result of an increase in subscribers, partially offset by a decrease in ARPU and an increase in bad debt expense.

Caribbean Broadband Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$12,709	$11,767	$942	8%	$25,424	$23,146	$2,278	10%
Dedicated revenue	14,307	13,357	950	7	28,589	25,891	2,698	10
Wholesale termination revenue	5,533	5,587	(54)	(1)	12,109	13,155	(1,046)	(8)
Other revenue	2,871	2,411	460	19	5,967	4,439	1,528	34

Total revenue	35,420	33,122	2,298	7	72,089	66,631	5,458	8

Costs and expenses:
Cost of services	12,328	11,415	913	8	25,393	26,082	(689)	(3)
Cost of equipment sold	160	330	(170)	(52)	301	548	(247)	(45)
Sales and marketing	1,759	1,760	(1)	—	3,532	3,532	—	—
General and administrative	4,374	5,323	(949)	(18)	9,367	10,765	(1,398)	(13)

Total costs and expenses	18,621	18,828	(207)	(1)	38,593	40,927	(2,334)	(6)

Adjusted operating income(1)	$16,799	$14,294	$2,505	18%	$33,496	$25,704	$7,792	30%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean broadband revenue increased for the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004. This increase was primarily due to a 14% increase in total access lines and equivalents to 326,400.

Switched revenue increased for the three and six months ended November 30, 2005, as compared to the same period last year. The increase was primarily due to an 18% increase in switched access lines to 66,700 as of the end of November 30, 2005, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the three and six months ended November 30, 2005, as compared to the same period last year. The increase was primarily the result of a 13% growth in voice grade equivalent dedicated lines to 259,700.

Wholesale termination revenue decreased for the three and six months ended November 30, 2005, as compared to the same period last year. The decrease in the three months ended November 30, 2005 as compared to the same period last year, was primarily the result of a decrease in the rate per minute, partially offset by an increase in southbound terminating minutes to the Dominican Republic. The decrease in the six months ended November 30, 2005 as compared to the same period last year was primarily the result of a decrease in southbound terminating minutes to the Dominican Republic. The Dominican Republic termination revenue generally has lower margins than switched and dedicated revenue.

Other revenue increased for the three and six months ended November 30, 2005 from the same period last year. The increase was primarily due to an increase in inter-carrier compensation revenue as well as an increase in installation and new construction charges.

Costs and expenses.  Cost of services increased during the three months ended November 30, 2005, as compared to the same period last year. The increase was due to an increase in termination expense in Puerto Rico, primarily due to credits received during the prior-year quarter for interconnection expense that related to prior periods. Cost of services decreased during the six months ended November 30, 2005 as compared to the same period last year. The decrease was primarily due to a decrease in access charges in the Dominican Republic, resulting from a decrease in the number of international long distance minutes to the Dominican Republic that we terminate, partially offset by increases in long distance, telephone service costs, and installation and new construction costs.

General and administrative expenses decreased during the three and six months ended November 30, 2005, as compared to the same periods last year. The decrease was primarily due to the recovery of a previously reserved account receivable.

Adjusted operating income for the Caribbean broadband operations increased during for the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004 primarily as a result of a 14% increase in access lines and equivalents, an increase in inter-carrier compensation revenue and the recovery of a previously reserved account receivable. Additionally, switched and dedicated revenue, which increased during the period, have higher margins than wholesale termination revenue, which decreased during the period.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2005	2004	Change	2005	2004	Change
	(In millions)

Weighted Average Debt Outstanding	$1,618.6	$1,767.8	$(149.2)	$1,618.7	$1,768.2	$(149.5)
Weighted Average Gross Interest Rate(1)	8.8%	8.4%	0.4%	8.7%	8.4%	0.3%
Weighted Average Gross Interest Rate(2)	8.4%	8.0%	0.4%	8.3%	8.0%	0.3%
Gross Interest Expense(1)	$35.800	$37.336	$(1.536)	$70.654	$74.037	$(3.383)
Interest Income	$1.315	$0.398	$0.917	$2.174	$0.620	$1.554

Net Interest Expense	$34.485	$36.938	$(2.453)	$68.480	$73.417	$(4.937)

(1)	Including amortization of debt issuance costs

(2)	Excluding amortization of debt issuance costs

On December 21, 2005 we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Senior Holdco Notes”) in a private placement transaction. The 2013 Senior Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month London Inter-Bank Offering Rate (“LIBOR”) plus 5.75% and mature in January 2013 and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013. We will use the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility (the “Senior Secured Credit Facility”). As a result of this prepayment, $39.5 million of term loans under the Senior Secured Credit Facility have been classified as a current liability in the condensed consolidated balance sheet. Our board of directors has approved and declared the special cash dividend of $5.52 per share to our common stockholders of record as of the close of business on December 30, 2005. The payment date for the special cash dividend is expected to be on January 5, 2006. In connection with the completion of the 2013 Senior Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Senior Holdco Notes and payment of the special cash dividend.

In addition, on December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of our then outstanding $550.0 million of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap will become effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge. The $200.0 million CCOC Swap, together with the $250.0 million CPROC Swap, described below, hedge variable interest rate risk on $450.0 million of our $900.0 million of variable interest rate debt.

The $2.5 million decrease in net interest expense resulted primarily from a decrease in the weighted average debt outstanding.

At November 30, 2005, we had total liquidity of $333.6 million, consisting of cash and cash equivalents totaling $183.6 million and approximately $150.0 million available under our revolving credit facility.

On March 1, 2005, we entered into an interest rate swap agreement, through our wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), (the “CPROC Swap”) to hedge variable interest rate risk on $250.0 million of our $589.5 million of variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 31, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. At November 30, 2005, the fair value of the swap was approximately $2.2 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swap. For the six months ended November 30, 2005, we recorded $1.0 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swap.

On February 10, 2005, we amended our $750.0 million Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the LIBOR spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 4.05% as of November 30, 2005) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

On February 9, 2004, we issued the 8 1/8% Senior Unsecured Notes due 2014 (“2014 Senior Notes”). Concurrent with the issuance of the 2014 Senior Notes, we entered into the Senior Secured Credit Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan with an aggregate principal amount of $595.5 million, as amended, of which $589.5 million remained outstanding at November 30, 2005. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At November 30, 2005, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% Senior Subordinated Notes due 2008 (“2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On June 20, 2003, we sold $500.0 million aggregate principal amount of our 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under our prior senior secured credit facility.

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of November 30, 2005, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at November 30, 2005.

For the three and six months ended November 30, 2005, the ratio of earnings to fixed charges was 1.61 and 1.67, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

As of November 30, 2005, we had $626.7 million of property, plant and equipment, net, placed in service. Capital expenditures were $39.1 million and $65.7 million for the three and six months ended November 30, 2005, respectively. Capital expenditures for the U.S. wireless operations were $16.1 million and $25.6 million, representing 41.1% and 39.0% of total capital expenditures, for the three and six month periods ended November 30, 2005, respectively. These expenditures were to expand the coverage areas and upgrade our cell sites and our call switching equipment of existing wireless properties and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. Capital expenditures for the Caribbean wireless operations were $18.7 million and $29.0 million, representing 47.9% and 44.1% of total capital expenditures for the three and six months ended November 30, 2005, respectively. These expenditures were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to complete the replacement and upgrade our Puerto Rico Wireless and U.S. Virgin Islands network. These expenditures included $5.9 million and $11.8 million of capitalized phones in Puerto Rico we loaned to our customers for the three and six month period ended November 30, 2005, respectively. Capital expenditures for the Caribbean broadband operations were $4.3 million and $11.1 million, representing 11.0% and 16.9% of total capital expenditures for the three and six months ended November 30, 2005, respectively. These expenditures were to continue the expansion of our Caribbean broadband network infrastructure.

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

COMMITMENTS AND CONTINGENCIES

We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with our existing undersea capacity and terminate in the United States. As part of the agreements, we have committed to spend approximately $5.3 million. As of November 30, 2005, we have paid $1.6 million under these agreements.

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of November 30, 2005, we have paid approximately $14.5 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of November 30, 2005, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of November 30, 2005, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

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

The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2005 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less Than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt obligations	$1,620,122	$39,260	$(144)	$413,548	$1,167,458
Operating leases obligations	192,772	18,625	33,390	26,983	113,774
Purchase obligations	63,793	9,596	21,021	21,879	11,297

Total contractual cash obligations	1,876,687	67,481	54,267	462,410	1,292,529

Sublessor agreements(1)	(3,162)	(1,073)	(1,446)	(566)	(77)

Net	$1,873,525	$66,408	$52,821	$461,844	$1,292,452

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2005.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	our ability to attract subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan;

•	market prices for the products and services we offer may continue to decline in the future;

•	the effect of changes in the level of support provided to us by the Universal Service Fund;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	the effect on our business of wireless local number portability, which allows customers to keep their wireless phone numbers when switching between service providers;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G technology;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

•	the effects of governmental regulation of the telecommunications industry;

•	fluctuations in currency values related to our Dominican Republic operations;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the control of us retained by some of our stockholders and anti-takeover provisions.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” of our 2005 Annual Report on Form 10-K/A filed on December 12, 2005. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks due to fluctuations in interest rates. Approximately $589.5 million of our long-term debt has variable interest rates. We utilize an interest rate swap agreement to hedge variable interest rate risk on $250.0 million of our variable interest rate debt as part of our interest rate risk management program.

See Note 10 for a discussion of certain events that occurred subsequent to November 30, 2005, including the issuance by the Company of additional senior notes aggregating $550,000 in principal amount, prepayment of $39,500 of term loans under the Senior Secured Credit Facility, an amendment to the Senior Secured Credit Facility and an interest rate swap agreement.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2005:

	Fiscal Year Ended November 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$(240)	$(175)	$31	$145,228	$320	$885,458	$1,030,622	$1,113,022
Average fixed Interest rate	10.5%	10.0%	10.0%	10.8%	10.0%	9.4%	9.6%	—
Variable rate	$39,500	$—	$—	$—	$268,000	282,000	$589,500	$589,500
Average variable Interest rate(1)	4.9%	4.9%	5.1%	5.2%	5.3%	5.4%	5.3%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$250,000	$250,000						$(2,228)
Average pay rate	6.29%	6.29%
Average receive rate	7.13%	7.18%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

We have variable rate debt that at November 30, 2005 and 2004 had outstanding balances of $589.5 million and $595.5 million, respectively. The fair value of such debt approximates the carrying value at November 30, 2005 and 2004. Of the variable rate debt, $250.0 million was hedged at November 30, 2005, using an interest rate swap agreement. The swap was designated a cash flow hedge. The fixed interest rate on the interest rate swap was 6.29% at November 30, 2005 and the swap expires on March 31, 2007. Based on our unhedged variable rate obligations outstanding at November 30, 2005, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2005.

There was no change in our internal control over financial reporting during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a) The Company’s annual meeting of stockholders was held on September 27, 2005.

b) The following persons were elected as directors at the Company’s annual meeting pursuant to the following votes:

	Number of Votes
Directors	For	Withhold

Anthony J. de Nicola	93,671,784	7,039,046
James R. Matthews	96,419,406	4,291,424
Thomas E. McInerney	95,808,228	4,902,602
James P. Pellow	99,697,175	1,013,655
Raymond A. Ranelli	99,697,200	1,013,630
Robert D. Reid	99,919,212	791,618
Scott N. Schneider	98,471,168	2,239,662
Michael J. Small	96,174,988	4,535,842
J. Stephen Vanderwoude	99,697,200	1,013,630

c) The stockholders approved a proposal at the annual meeting to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2006. The following sets forth the number of votes on this proposal:

For	Against	Abstain

100,654,933	49,707	6,190

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Each exhibit identified below is filed as a part of this report.

Exhibit
No.	Description

31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 5, 2006

CENTENNIAL COMMUNICATIONS CORP.

/s/  Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Sr. Vice President — Controller
(Chief Accounting Officer)