Form 10-Q
period 2006-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2006-04-04
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
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

(732) 556-2200
(Registrants telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock — 105,144,372 outstanding shares as of March 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	February 28,	May 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,989	$132,820
Accounts receivable, less allowance for doubtful accounts of $7,394 and $6,874, respectively	103,668	103,309
Inventory — phones and accessories, net	23,245	24,713
Prepaid expenses and other current assets	28,408	32,530

Total Current Assets	244,310	293,372
Property, plant and equipment, net	618,089	618,947
Equity investments in wireless systems, net	2,045	2,500
Debt issuance costs, less accumulated amortization of $19,461 and $14,418, respectively	53,856	44,471
U.S. wireless licenses	383,858	383,858
Caribbean wireless licenses, net	68,742	69,492
Goodwill	26,704	26,704
Transmission and connecting rights, net	687	752
Cable facility, net	3,790	3,970
Other assets, net	7,151	2,674

TOTAL ASSETS	$1,409,232	$1,446,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$5,738
Accounts payable	34,735	36,653
Accrued expenses and other current liabilities	177,089	192,503
Payable to affiliates	125	125

Total Current Liabilities	211,949	235,019
Long-term debt	2,129,080	1,613,371
Deferred federal income taxes	122,319	99,719
Other liabilities	15,060	14,612
Minority interest in subsidiaries	3,014	2,451
Commitments and contingencies (see Note 7)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.01 par value per share, 240,000,000 shares authorized; issued 105,212,326 and 104,097,923 shares, respectively; and outstanding 105,141,823 and 104,027,420 shares, respectively	1,052	1,041
Additional paid-in capital	1,328	480,276
Accumulated deficit	(1,075,146)	(997,893)
Accumulated other comprehensive income (loss)	1,653	(779)

	(1,071,113)	(517,355)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,072,190)	(518,432)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,409,232	$1,446,740

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
		(As restated)		(As restated)

Revenue:
Service revenue	$221,973	$214,067	$676,686	$631,120
Equipment sales	10,492	7,767	28,602	21,605

	232,465	221,834	705,288	652,725

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	51,440	41,722	151,103	123,806
Cost of equipment sold	29,635	25,273	81,526	69,514
Sales and marketing	25,236	23,601	77,270	70,228
General and administrative	59,935	40,324	143,772	116,908
Depreciation and amortization	34,146	71,269	98,916	130,034
Loss (gain) on disposition of assets	1	150	389	(14,782)

	200,393	202,339	552,976	495,708

Operating income	32,072	19,495	152,312	157,017

Interest expense, net	(44,913)	(37,163)	(113,393)	(110,580)
Loss on extinguishment of debt	(750)	(6,749)	(750)	(6,749)
Gain on sale of equity investment	652	—	652	—
Other income (expense)	141	(83)	(704)	(2,165)

(Loss) income from continuing operations before income tax benefit (expense), minority interest in income of subsidiaries and income from equity investments	(12,798)	(24,500)	38,117	37,523
Income tax benefit (expense)	6,467	28,785	(21,601)	(4,034)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(6,331)	4,285	16,516	33,489
Minority interest in income of subsidiaries	(129)	(191)	(568)	(642)
Income from equity investments	400	137	845	427

(Loss) income from continuing operations	(6,060)	4,231	16,793	33,274
Discontinued operations:
Income	—	1,280	—	2,767
Gain on disposition	—	62,625	100	62,625
Tax expense	—	(60,147)	(35)	(60,866)

Net income from discontinued operations	—	3,758	65	4,526

Net (loss) income	$(6,060)	$7,989	$16,858	$37,800

Earnings per share:
Basic
(Loss) earnings per share from continuing operations	$(0.06)	$0.04	$0.16	$0.32
Earnings per share from discontinued operations	—	0.04	0.00	0.05

Net (loss) income per share	$(0.06)	$0.08	$0.16	$0.37

Diluted
(Loss) earnings per share from continuing operations	$(0.06)	$0.04	$0.16	$0.32
Earnings per share from discontinued operations	—	0.04	0.00	0.04

Net (loss) income per share	$(0.06)	$0.08	$0.16	$0.36

Weighted-average number of shares outstanding:
Basic	104,889	103,471	104,475	103,332

Diluted	104,889	105,692	107,253	104,772

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	February 28,	February 28,
	2006	2005
		(As restated)

OPERATING ACTIVITIES:
Net income	$16,858	$37,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,916	135,839
Minority interest in income of subsidiaries	568	642
Income from equity investments	(845)	(427)
Distributions received from equity investments	949	651
Loss (gain) on disposition of assets	289	(76,921)
Gain on sale of equity investment	(652)	—
Changes in assets and liabilities	17,497	13,899

Total adjustments	116,722	73,683

Net cash provided by operating activities	133,580	111,483

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	10	150
Capital expenditures	(93,532)	(105,772)
Proceeds from sale of equity investment	1,003	—
Proceeds from sale of discontinued operations	—	157,629
Proceeds from sale of wireless spectrum	—	24,000
Payments for purchase of wireless spectrum	—	(19,495)

Net cash (used in) provided by investing activities	(92,519)	56,512

FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of discount of $3,500	546,500	—
Payment of dividend	(578,480)	—
Repayment of debt	(42,897)	(120,410)
Debt issuance costs paid	(15,447)	—
Proceeds from the exercise of stock options	5,048	1,709
Proceeds from issuance of common stock under employee stock purchase plan	384	425

Net cash used in financing activities	(84,892)	(118,276)

Net (decrease) increase in cash and cash equivalents	(43,831)	49,719
Cash and cash equivalents, beginning of period	132,820	112,104

Cash and cash equivalents, end of period	$88,989	$161,823

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$124,416	$138,411

Income taxes	$4,003	$4,761

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$5,471	$9,277

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2005 Annual Report on Form 10-K/A, filed on December 12, 2005, which includes a summary of significant accounting policies and other disclosures. As disclosed in such Annual Report, the Company restated its consolidated financial statements to correct the Company’s accounting for the sale of its previously owned cable television subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale. See Note 16 to the consolidated financial statements included in the Company’s Form 10-K/A filed on December 12, 2005 and Note 10 to the consolidated financial statements contained herein for additional information related to the restatement. Consequently, the May 31, 2005 balance sheet contained herein is consistent with that included in the Annual Report on Form 10-K/A. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of February 28, 2006 and the results of its consolidated operations and consolidated cash flows for the three and nine-month periods ended February 28, 2006 and 2005.

Additionally, the Company has revised its Condensed Consolidated Statement of Cash Flows for the nine months ended February 28, 2005 to combine cash flows from discontinued operations and cash flows from continuing operations in each of the operating, investing, and financing portions of the cash flows. The Company had previously reported the net increase in cash and cash equivalents from discontinued operations in a single line item.

Review of Strategic and Financial Alternatives:

During the three months ended February 28, 2006, the Company completed a review of strategic and financial alternatives, the result of which was the issuance of senior notes due 2013 in a private placement transaction, the payment of a special cash dividend, a one-time cash payment to vested option holders and pre-payment of a portion of its Senior Secured Credit Facility (the “Senior Secured Credit Facility”). The net loss for the three months ended February 28, 2006 includes approximately $18,577 of costs related to this process. See Notes 3 and 11 for additional information.

Income Taxes:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” the Company has recorded its tax provision from continuing operations for the quarter ended February 28, 2006 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 57.8%. The tax provision for the nine months ended February 28, 2006 was affected by a benefit of approximately $1,000 for state tax refunds received during the first quarter.

The Company’s effective tax rate of 57.8% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit, foreign taxes for which the Company cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which, in the Company’s judgment, it is more likely than not that a tax benefit will not be realized. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the three and nine months ended February 28, 2006 by $443 and $4,315, respectively, reflecting a reduction in certain income tax exposures.

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

For disclosure purposes, pro forma net income and earnings per share as if the Company had applied SFAS 123 are shown below:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Net (loss) income as reported	$(6,060)	$7,989	$16,858	$37,800
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,601)	(787)	(4,704)	(2,360)

Pro forma net (loss) income	$(7,661)	$7,202	$12,154	$35,440
(Loss) earnings per share:
Basic:
As reported	$(0.06)	$0.08	$0.16	$0.37
Pro forma	$(0.07)	$0.07	$0.12	$0.34
Diluted:
As reported	$(0.06)	$0.08	$0.16	$0.36
Pro forma	$(0.07)	$0.07	$0.11	$0.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted under the Company’s stock option plans was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Expected volatility	69.1%	115.2%	77.2%	120.9%
Risk-free interest rate	5.1%	4.0%	4.4%	3.5%
Expected lives of option grants	4 years	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 2.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the intangible assets not subject to amortization:

	As of	As of
	February 28, 2006	May 31, 2005

U.S. wireless licenses	$383,858	$383,858
Caribbean wireless licenses — Puerto Rico(1)	54,159	54,159

Total	$438,017	$438,017

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses have a finite life and therefore are being amortized over a twenty-year period, (i.e., the life of the license) using the straight-line method.

Goodwill and other intangible assets with indefinite lives are subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for intangible assets not subject to amortization is performed using a residual value approach. A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at its corporate weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceed their respective fair value, an impairment loss is recognized in an amount equal to the excess.

On September 29, 2004, the U.S. Securities and Exchange Commission (“SEC”) issued a Staff Announcement titled “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement required adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations” (“SFAS 141”), effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method is to be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Company adopted a direct value method as of June 1, 2005 in accordance with this Staff Announcement.

The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

The Company performed its annual goodwill and intangible asset impairment analyses during the three months ended February 28, 2006. Based upon the results of these analyses, there were no impairments.

The following table presents other intangible assets subject to amortization:

		As of February 28, 2006		As of May 31, 2005
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$5,417	$20,000	$4,667
Transmission and connecting rights	25 years	2,192	1,505	2,192	1,440
Cable facility	25 years	6,000	2,210	6,000	2,030

Total		$28,192	$9,132	$28,192	$8,137

Other intangible assets amortization expense was $332 and $995 for the three and nine months ended February 28, 2006, respectively. Based solely on the finite lived intangible assets existing at February 28, 2006, amortization expense is estimated to be $333 for the remainder of fiscal 2006 and $1,328 for each of the next five fiscal years.

Goodwill

The goodwill balance in the Caribbean wireless segment was $22,517 at February 28, 2006 and May 31, 2005. The goodwill balance in the Caribbean broadband segment was $4,187 at February 28, 2006 and May 31, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.  DEBT

Long-term debt consisted of the following:

	As of	As of
	February 28, 2006	May 31, 2005

Senior Secured Credit Facility — Term Loans	$550,000	$592,500
8 1/8% Senior Unsecured Notes due 2014 (The “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (The “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (The “2013 Holdco Floating Rate Notes”), net of unamortized discount of $3,405	346,595	—
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (The “2013 Holdco Fixed Rate Notes”)	200,000	—
10 3/4% Senior Subordinated Notes due 2008 (The “2008 Senior Subordinated Notes”)	145,000	145,000
Capital Lease Obligations	49,797	43,693
Financing Obligation — Tower Sale	12,688	12,916

Total Long-Term Debt	2,129,080	1,619,109
Current Portion of Long-Term Debt	—	(5,738)

Net Long-Term Debt	$2,129,080	$1,613,371

On December 22, 2005, the Company, through its wholly-owned subsidiary, Centennial Cellular Operating Co. LLC (“CCOC”), entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge.

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Holdco Notes were subsequently registered under the Securities Act of 1933, as amended. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200,000 of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company received an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

On March 1, 2005, the Company, through its wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), entered into an interest rate swap agreement (the “CPROC Swap”) to hedge variable interest rate risk on $250,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The swap became effective as of March 31, 2005 and expires March 30, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. The $250,000 CPROC Swap together with the $200,000 CCOC Swap hedge variable interest rate risk on a total of $450,000 of the Company’s $900,000 of variable interest rate debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 28, 2006, the fair value of the swaps was approximately $3,353. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. For the nine months ended February 28, 2006, the Company recorded $1,653, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

On February 10, 2005, the Company amended its $750,000 Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 4.16% as of February 28, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial covenants of its debt agreements at February 28, 2006.

The aggregate annual scheduled principal payments, net of accretion related to certain capital lease obligations, for the next five years and thereafter related to the Company’s long-term debt at February 28, 2006 are summarized as follows:

February 28, 2007	$—
February 29, 2008	(370)
February 28, 2009	145,074
February 28, 2010	268,247
February 28, 2011	282,325
February 29, 2012 and thereafter	1,437,209

2,132,485
Less: unamortized discount	(3,405)

$2,129,080

Interest expense, as reflected in the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three and nine months ended February 28, 2006 was $47,027 and $117,681, respectively, and $38,061 and $112,098 for the three and nine months ended February 28, 2005, respectively.

NOTE 4.	DISCONTINUED OPERATIONS

On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10 for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

			Nine Months
	Three Months Ended		Ended
	February 28,		February 28,
	2006	2005	2006	2005

Revenue	$—	$3,982	$—	$30,303
Income from discontinued operations	—	1,280	—	2,767
Gain on disposition	—	62,625	100	62,625
Income tax expense	—	(60,147)	(35)	(60,866)
Net income from discontinued operations	$—	$3,758	$65	$4,526

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6.	ACQUISITIONS AND DISPOSITIONS

On February 16, 2006, the Company disposed of its investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2001, the Company’s Dominican Republic subsidiary, All America Cables & Radio, Inc. (“AACR”), commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by AACR in the Dominican Republic. Subsequently, ITI counterclaimed against AACR claiming that AACR breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected during the Summer of 2006. The Company does not believe that any damage payments by the Company would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments and Contingencies:

The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with the Company’s existing undersea capacity and terminate in the United States. As part of the agreements, the Company has committed to spend $5,290. As of February 28, 2006, the Company has paid approximately $2,164 under these agreements.

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of February 28, 2006, the Company has paid approximately $17,433 in connection with this agreement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. During the nine months ended February 28, 2006, the Company decreased the income tax payable included in accrued expenses and other current liabilities, and the amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, by $3,503 as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased during the fiscal year ended May 31, 2002. As of February 28, 2006, the balance of the income tax payable included in accrued expenses and other current liabilities, and the corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, was $12,422.

NOTE 8.	SEGMENT INFORMATION

The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net (loss) income before income from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax benefit (expense), other income (expense), gain on sale of equity investment, loss on extinguishment of debt, interest expense, net, (loss) gain on disposition of assets, strategic alternatives/recapitalization costs and depreciation and amortization.

The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 4). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in its three business segments as of, and for the three and nine months ended, February, 28, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

U.S. WIRELESS
Service revenue	$83,922	$77,884	$247,982	$243,737
Roaming revenue	17,964	13,776	60,654	40,128
Equipment sales	7,967	5,567	20,000	14,391

Total revenue	109,853	97,227	328,636	298,256
Adjusted operating income	35,425	36,582	116,266	126,052
Total assets	1,881,797	1,895,767	1,881,797	1,895,767
Capital expenditures	7,575	14,472	33,199	40,005
CARIBBEAN WIRELESS
Service revenue	$86,173	$87,794	$267,379	$250,554
Roaming revenue	611	475	1,300	1,475
Equipment sales	2,525	2,200	8,602	7,214

Total revenue	89,309	90,469	277,281	259,243
Adjusted operating income	32,815	35,910	103,876	102,091
Total assets	412,149	485,471	412,149	485,471
Capital expenditures	15,213	17,310	44,224	43,115
CARIBBEAN BROADBAND
Switched revenue	$13,009	$12,088	$38,433	$35,234
Dedicated revenue	14,351	13,664	42,940	39,555
Wholesale termination revenue	6,060	4,041	18,169	17,196
Other revenue	2,861	7,395	8,828	11,834

Total revenue	36,281	37,188	108,370	103,819
Adjusted operating income	16,556	18,422	50,052	44,126
Total assets	710,959	682,346	710,959	682,346
Capital expenditures	5,008	4,826	16,109	17,772
ELIMINATIONS
Total revenue(1)	$(2,978)	$(3,050)	$(8,999)	$(8,593)
Total assets(2)	(1,595,673)	(1,596,680)	(1,595,673)	(1,596,680)
CONSOLIDATED
Total revenue	$232,465	$221,834	$705,288	$652,725
Adjusted operating income	84,796	90,914	270,194	272,269
Total assets	1,409,232	1,466,904	1,409,232	1,466,904
Capital expenditures	27,796	36,608	93,532	100,892

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net (loss) income:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Adjusted operating income	$84,796	$90,914	$270,194	$272,269
Depreciation and amortization	(34,146)	(71,269)	(98,916)	(130,034)
Strategic alternatives/recapitalization costs	(18,577)	—	(18,577)	—
(Loss) gain on disposition of assets	(1)	(150)	(389)	14,782

Operating income	32,072	19,495	152,312	157,017
Interest expense, net	(44,913)	(37,163)	(113,393)	(110,580)
Loss on extinguishment of debt	(750)	(6,749)	(750)	(6,749)
Gain on sale of equity investment	652	—	652	—
Other income (expense)	141	(83)	(704)	(2,165)
Income tax benefit (expense)	6,467	28,785	(21,601)	(4,034)
Minority interest in income of subsidiaries	(129)	(191)	(568)	(642)
Income from equity investments	400	137	845	427
Income from discontinued operations	—	3,758	65	4,526

Net (loss) income	$(6,060)	$7,989	$16,858	$37,800

NOTE 9.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of February 28, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$36,955	$—	$52,034	$—	$—	$88,989
Accounts receivable, net	42,709	—	60,959	—	—	103,668
Inventory — phones and accessories, net	7,645	—	15,600	—	—	23,245
Prepaid expenses and other current assets	5,700	—	22,708	—	—	28,408

Total current assets	93,009	—	151,301	—	—	244,310
Property, plant & equipment, net	238,328	—	379,761	—	—	618,089
Equity investments in wireless systems, net	—	—	2,045	—	—	2,045
Debt issuance costs	18,491	—	35,365	—	—	53,856
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	68,742	—	—	68,742
Goodwill	4,186	—	22,518	—	—	26,704
Investment in subsidiaries	—	962,717	642,590	(734,922)	(870,385)	—
Other assets, net	8,413	—	3,215	—	—	11,628

Total	$362,427	$962,717	$1,689,395	$(734,922)	$(870,385)	$1,409,232

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	15,412	—	19,323	—	—	34,735
Accrued expenses and other current liabilities	589,813	—	386,513	—	(799,237)	177,089
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	605,225	—	405,961	—	(799,237)	211,949
Long-term debt	791,107	736,395	54,983	546,595	—	2,129,080
Deferred federal income taxes	8,069	—	114,250	—	—	122,319
Other liabilities	4,385	—	10,675	—	—	15,060
Intercompany	20,075	941,832	991,150	(207,674)	(1,745,383)	—
Minority interest in subsidiaries	—	—	3,014	—	—	3,014
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,052	—	1,052
Additional paid-in capital	(818,497)	—	818,497	1,328	—	1,328
Accumulated (deficit) equity	(249,238)	(715,862)	(709,135)	(1,075,146)	1,674,235	(1,075,146)
Accumulated other comprehensive income	1,301	352	—	—	—	1,653

	(1,066,434)	(715,510)	109,362	(1,072,766)	1,674,235	(1,071,113)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,066,434)	(715,510)	109,362	(1,073,843)	1,674,235	(1,072,190)

Total	$362,427	$962,717	$1,689,395	$(734,922)	$(870,385)	$1,409,232

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$297,835	$—	$410,960	$—	$(3,507)	$705,288

Costs and expenses:
Cost of services	52,169	—	101,849	—	(2,915)	151,103
Cost of equipment sold	20,327	—	61,199	—	—	81,526
Sales and marketing	26,433	—	50,837	—	—	77,270
General and administrative	71,672	—	72,692	—	(592)	143,772
Depreciation and amortization	46,445	—	52,471	—	—	98,916
Loss (gain) on disposition of assets	527	—	(138)	—	—	389

	217,573	—	338,910	—	(3,507)	552,976

Operating income	80,262	—	72,050	—	—	152,312

Income (loss) from investments in subsidiaries	—	16,858	(10,419)	16,858	(23,297)	—
Interest expense, net	(77,134)	(48,542)	(4,657)	(10,960)	27,900	(113,393)
Loss on extinguishment of debt	(750)	—	—	—	—	(750)
Gain on sale of equity investment	—	—	652	—	—	652
Other (expense) income	(2,205)	—	1,501	—	—	(704)
Intercompany interest allocation	—	48,542	(31,602)	10,960	(27,900)	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	173	16,858	27,525	16,858	(23,297)	38,117
Income tax expense	(10,592)	—	(11,009)	—	—	(21,601)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(10,419)	16,858	16,516	16,858	(23,297)	16,516
Minority interest in income of subsidiaries	—	—	(568)	—	—	(568)
Income from equity investments	—	—	845	—	—	845

(Loss) income from continuing operations	(10,419)	16,858	16,793	16,858	(23,297)	16,793
Income from discontinued operations	—	—	65	—	—	65

Net (loss) income	$(10,419)	$16,858	$16,858	$16,858	$(23,297)	$16,858

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(10,419)	16,858	16,858	16,858	(23,297)	16,858
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,445	—	52,471	—	—	98,916
Minority interest in income of subsidiaries	—	—	568	—	—	568
Income from equity investments	—	—	(845)	—	—	(845)
Equity in undistributed earnings (loss) of subsidiaries	—	16,858	(10,419)	16,858	(23,297)	—
Distribution received from equity investment	—	—	949	—	—	949
Loss (gain) on disposition of assets	527	—	(238)	—	—	289
Gain on sale of equity investment	—	—	(652)	—	—	(652)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	5,168	(86,416)	76,716	(54,651)	76,680	17,497

Total adjustments	52,140	(69,558)	118,550	(37,793)	53,383	116,722

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,721	(52,700)	135,408	(20,935)	30,086	133,580

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	10	—	—	10
Capital expenditures	(50,414)	—	(43,118)	—	—	(93,532)
Proceeds from sale of equity investment	—	—	1,003	—	—	1,003

NET CASH USED IN INVESTING ACTIVITIES	(50,414)	—	(42,105)	—	—	(92,519)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of discount	—	—	—	546,500	—	546,500
Payment of dividend	—	—	—	(578,480)	—	(578,480)
Repayment of debt	(42,500)	—	(397)	—	—	(42,897)
Debt issuance costs paid	—	—	—	(15,447)	—	(15,447)
Proceeds from the exercise of employee stock options	—	—	—	5,048	—	5,048
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received from (paid to) affiliates	25,277	52,700	(110,821)	62,930	(30,086)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,223)	52,700	(111,218)	20,935	(30,086)	(84,892)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,916)	—	(17,915)	—	—	(43,831)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	36,955	—	52,034	—	—	88,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$62,871	$—	$69,949	$—	$—	$132,820
Accounts receivable, net	49,233	—	54,076	—	—	103,309
Inventory — phones and accessories, net	15,757	—	8,956	—	—	24,713
Prepaid expenses and other current assets	5,291	—	27,239	—	—	32,530

Total current assets	133,152	—	160,220	—	—	293,372
Property, plant & equipment, net	232,830	—	386,117	—	—	618,947
Equity investments in wireless systems, net	—	—	2,500	—	—	2,500
Debt issuance costs	21,390	—	23,081	—	—	44,471
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	69,492	—	—	69,492
Goodwill	4,186	—	22,518	—	—	26,704
Intercompany	—	31,368	—	270,604	(301,972)	—
Investment in subsidiaries	—	945,859	653,009	(751,780)	(847,088)	—
Other assets, net	6,075	—	1,321	—	—	7,396

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	16	5,727	(5)	—	—	5,738
Accounts payable	21,398	—	15,255	—	—	36,653
Accrued expenses and other current liabilities	568,471	—	378,677	—	(754,645)	192,503
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	589,885	5,727	394,052	—	(754,645)	235,019
Long-term debt	829,329	783,720	322	—	—	1,613,371
Deferred federal income taxes	—	—	99,719	—	—	99,719
Other liabilities	4,904	—	9,708	—	—	14,612
Intercompany	(5,202)	920,500	1,101,971	—	(2,017,269)	—
Minority interest in subsidiaries	—	—	2,451	—	—	2,451
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,041	—	1,041
Additional paid-in capital	(819,886)	—	819,886	480,276	—	480,276
Accumulated deficit	(200,618)	(732,720)	(725,993)	(961,416)	1,622,854	(997,893)
Accumulated other comprehensive loss	(779)	—	—	—	—	(779)

	(1,021,283)	(732,720)	93,893	(480,099)	1,622,854	(517,355)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,021,283)	(732,720)	93,893	(481,176)	1,622,854	(518,432)

Total	$397,633	$977,227	$1,702,116	$(481,176)	$(1,149,060)	$1,446,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(As restated)

Revenue	$284,535	$—	$372,925	$—	$(4,735)	$652,725

Costs and expenses:
Cost of services	38,409	—	88,562	—	(3,165)	123,806
Cost of equipment sold	19,766	—	49,748	—	—	69,514
Sales and marketing	27,544	—	42,684	—	—	70,228
General and administrative	57,412	—	61,066	—	(1,570)	116,908
Depreciation and amortization	87,449	—	42,585	—	—	130,034
Loss (gain) on disposition of assets	1,039	—	(15,821)	—	—	(14,782)

	231,619	—	268,824	—	(4,735)	495,708

Operating income	52,916	—	104,101	—	—	157,017

Income (loss) from investments in subsidiaries	—	37,800	(23,971)	37,800	(51,629)	—
Interest expense, net	(75,148)	(110,580)	75,148	—	—	(110,580)
Loss on extinguishment of debt	—	(6,749)	—	—	—	(6,749)
Other (expense) income	(1,300)	—	(865)	—	—	(2,165)
Intercompany interest allocation	—	117,329	(117,329)	—	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(23,532)	37,800	37,084	37,800	(51,629)	37,523
Income tax expense	(439)	—	(3,595)	—	—	(4,034)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(23,971)	37,800	33,489	37,800	(51,629)	33,489
Minority interest in income of subsidiaries	—	—	(642)	—	—	(642)
Income from equity investments	—	—	427	—	—	427

(Loss) income from continuing operations	(23,971)	37,800	33,274	37,800	(51,629)	33,274
Discontinued operations:
Income	—	—	2,767	—	—	2,767
Gain on disposition	—	—	62,625	—	—	62,625
Tax expense	—	—	(60,866)	—	—	(60,866)

Income from discontinued operations	—	—	4,526	—	—	4,526

Net (loss) income	$(23,971)	$37,800	$37,800	$37,800	$(51,629)	$37,800

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2005

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(As restated)

OPERATING ACTIVITIES:
Net (loss) income	$(23,971)	$37,800	$37,800	$37,800	$(51,629)	$37,800
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	87,449	—	48,390	—	—	135,839
Minority interest in income of subsidiaries	—	—	642	—	—	642
Income from equity investments	—	—	(427)	—	—	(427)
Equity in undistributed earnings of subsidiaries	—	(37,800)	23,971	(37,800)	51,629	—
Distribution received from equity investment	—	—	651	—	—	651
Loss (gain) on disposition of assets	1,039	—	(77,960)	—	—	(76,921)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	13,934	37,800	40,577	37,800	(116,212)	13,899

Total adjustments	102,422	—	35,844	—	(64,583)	73,683

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78,451	37,800	73,644	37,800	(116,212)	111,483

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	150	—	—	150
Capital expenditures	(54,317)	—	(51,455)	—	—	(105,772)
Proceeds from sale of discountinued operations	—	—	157,629	—	—	157,629
Proceeds from sale of wireless spectrum	—	—	24,000	—	—	24,000
Payments for purchase of wireless spectrum	—	—	(19,495)	—	—	(19,495)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(54,317)	—	110,829	—	—	56,512

FINANCING ACTIVITIES:
Repayment of debt	(65)	(119,500)	(845)	—	—	(120,410)
Proceeds from the exercise of employee stock options	—	—	—	1,709	—	1,709
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	425	—	425
Cash (paid to) received from affiliates	(4,716)	81,700	(153,262)	(39,934)	116,212	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,781)	(37,800)	(154,107)	(37,800)	116,212	(118,276)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,353	—	30,366	—	—	49,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,484	—	69,620	—	—	112,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,837	$—	$99,986	$—	$—	$161,823

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	RESTATEMENT

The Company sold its previously owned cable television subsidiary, Centennial Cable, on December 28, 2004 and the disposition was accounted for as a discontinued operation. Subsequent to the filing of the Company’s Form 10-Q for the period ended February 28, 2005 and during the year-end process of reconciling and rolling forward its deferred tax liability balances, the Company identified an error in the amount of deferred income taxes included in the calculation of the gain on disposal requiring the restatement of its financial statements as of and for the three and nine months ended February 28, 2005. The correction of this error reflected non-cash adjustments to gain on disposition of discontinued operations, net income from discontinued operations, consolidated net income and total stockholders’ deficit. The correction did not affect continuing operations.

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

Under the U.S. Dual Consolidated Loss rules, the sale of Centennial Cable represented a triggering event and such net operating loss carryforwards, although retained, could no longer be used to offset U.S. consolidated taxable income, and therefore, the related deferred tax assets should have had a full valuation allowance provided against them. The correction of this error reflects non-cash adjustments to consolidated accrued expenses and other liabilities, deferred federal income taxes and tax (expense) benefit from discontinued operations, net (loss) income from discontinued operations, consolidated net income and total stockholders’ deficit. The correction also did not affect continuing operations.

A summary of the effects of the restatement on the Company’s gain on disposition of discontinued operations, restated tax expense from discontinued operations, net income from discontinued operations, net income and basic and diluted earnings per share from discontinued operations and net income per share for the three and nine months ended February 28, 2005 as follows:

	Three Months Ended			Nine Months Ended
	February 28, 2005			February 28, 2005
		(As Originally			(As Originally
	(As Reported)	Restated)	(As Restated)	(As Reported)	Restated)	(As Restated)

Discontinued operations
Gain on disposition	38,353	62,625	62,625	38,353	62,625	62,625
Tax expense	(14,977)	(23,670)	(60,147)	(15,696)	(24,389)	(60,866)
Net income from discontinued operations	24,656	40,235	3,758	25,424	41,003	4,526
Net income	28,887	44,466	7,989	58,698	74,277	37,800
Earnings per share:
Basic
Earnings per share from discontinued operations	0.24	0.39	0.04	0.25	0.40	0.05
Net income per share	0.28	0.43	0.08	0.57	0.72	0.37
Diluted
Earnings per share from discontinued operations	0.23	0.38	0.04	0.24	0.38	0.04
Net income per share	0.27	0.42	0.08	0.56	0.70	0.36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SPECIAL DIVIDEND

On January 5, 2006 the Company paid a special cash dividend of $5.52 per share or, $578,480, on its outstanding shares of Common Stock to its stockholders of record as of the close of business on December 30, 2005. To compensate holders of the Company’s outstanding stock options for the loss in economic value of the options resulting from payment of the special cash dividend, the Company made a one-time cash payment to holders of the Company’s vested stock options of approximately $13.0 million and made adjustments to decrease the exercise price and increase the number of shares of outstanding stock subject to the Company’s outstanding stock options. The effect of the adjustment and the cash payments, taken together, provides each holder of outstanding stock options with the same economic value immediately after the time the Company’s common stock began trading ex-dividend as such holder had immediately prior to such time.

NOTE 12.	SUBSEQUENT EVENTS

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and expire on March 31, 2008, at a fixed interest rate of 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

On March 27, 2006, the Company completed the exchange offer for the 2013 Holdco Floating Rate Notes and 2013 Holdco Fixed Rate Notes and such notes are now registered under the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.4 million wireless customers and approximately 329,400 access line equivalents as of February 28, 2006. We operate in markets that cover approximately 19.8 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband communications services to business and residential customers.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to its classification as a discontinued operation.

The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2005, filed on December 12, 2005, in addition to the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As disclosed in such Annual Report, as well as our Quarterly Report on Form 10-Q/A, also filed on December 12, 2005, we restated our consolidated financial statements to correct our accounting for the sale of our previously owned cable television subsidiary, Centennial Cable, to provide a full valuation allowance against certain deferred tax assets that may not be realizable as a result of the sale. See Note 16 to the consolidated financial statements included in our Form 10-K/A filed on December 12, 2005 and Note 10 to the consolidated financial statements contained herein for additional information related to the restatement. Consequently, the May 31, 2005 balance sheet contained herein is consistent with that included in the Annual Report on Form 10-K/A. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2005 Annual Report on Form 10-K/A.

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

In the Caribbean region, we offer wireless and broadband communications services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For both the three and nine months ended February 28, 2006, we derived approximately 84% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

We focus on attractive and growing local markets and customizing our sales, marketing and customer support functions to customer needs in each of these markets. For both the three and nine months ended February 28, 2006, approximately 93% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. Further, through our tailored approach, we target high quality (high revenue per average wireless customer, including roaming revenue, or “ARPU”) postpaid wireless customers in our U.S. and Puerto Rico operations. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.

Our business strategy also entails ensuring that our networks are of the highest quality in all our locations. For the three and nine months ended February 28, 2006, we spent $7.6 million and $33.2 million, respectively, on capital expenditures in our U.S. wireless operations. This included $1.6 million and $14.5 million for the three and nine months ended February 28, 2006, respectively, to continue to build out our spectrum in Grand Rapids and Lansing, Michigan. We spent $15.2 million and $5.0 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the three month period ended February 28, 2006 and $44.2 million and $16.1 million on capital expenditures in our Caribbean wireless and broadband operations, respectively, for the nine month period ended February 28, 2006. The Caribbean wireless capital expenditures included $5.1 million and $17.0 million of capitalized phones in Puerto Rico we loaned to our customers for the three and nine months ended February 28, 2006, respectively. These investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to complete the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean Broadband network infrastructure.

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

The Company performed its annual goodwill and intangible asset impairment analyses during the three months ended February 28, 2006. Based upon the results of these analyses, there were no impairments.

RESULTS OF OPERATIONS

We had approximately 1,389,100 wireless subscribers, including approximately 50,900 wholesale subscribers, at February 28, 2006, as compared to 1,195,800, including approximately 33,100 wholesale subscribers, at February  28, 2005, an increase of 16%. Loss from continuing operations for the three months ended February 28, 2006 was $6.1 million, as compared to income from continuing operations of $4.2 million for the three months ended February 28, 2005. The loss for the three months ended February 28, 2006 includes $18.6 million of costs related to our strategic alternatives and recapitalization process (see Note 1 to the condensed consolidated financial statements for more information on the strategic alternatives and recapitalization process). Income from continuing operations for the nine months ended February 28, 2006 was $16.8 million, as compared to $33.3 million for the nine months ended February  28, 2005. Basic and diluted loss per share from continuing operations for the three months ended February 28, 2006 were $0.06, as compared to basic and diluted earnings per share from continuing operations of $0.04 for the three months ended February 28, 2005. Basic and diluted earnings per share from continuing operations for the nine months ended February 28, 2006 were $0.16, as compared to $0.32 for the nine months ended February 28, 2005.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28,” we have recorded our tax provision from continuing operations for the quarter ended February 28, 2006 based on our projected annual worldwide effective tax rate (the “effective tax rate”) of 57.8%, which is primarily due to U.S. federal taxes, state taxes, net of federal tax benefits, foreign taxes for which the Company cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized. The tax provision for the nine months ended February 28, 2006 included a benefit of approximately $1.0 million for state tax refunds received.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the three and nine months ended February 28, 2006 by $0.4 million and $4.3 million, respectively, reflecting a reduction in certain income tax exposures.

Consolidated Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands, except per share data)

Operating income	$32,072	$19,495	$12,577	65%	$152,312	$157,017	$(4,705)	(3)%
(Loss) income from continuing operations	(6,060)	4,231	(10,291)	*	16,793	33,274	(16,481)	(50)%
(Loss) earnings per share from continuing operations:
Basic	(0.06)	0.04	(0.10)	*	0.16	0.32	(0.16)	(50)%
Diluted	(0.06)	0.04	(0.10)	*	0.16	0.32	(0.16)	(50)%

*	Percentage change not meaningful

U.S. Wireless Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
				(In thousands)

Revenue:
Service revenue	$83,922	$77,884	$6,038	8%	$247,982	$243,737	$4,245	2%
Roaming revenue	17,964	13,776	4,188	30	60,654	40,128	20,526	51
Equipment sales	7,967	5,567	2,400	43	20,000	14,391	5,609	39

Total revenue	109,853	97,227	12,626	13	328,636	298,256	30,380	10

Costs and expenses:
Cost of services	24,510	19,368	5,142	27	72,160	54,427	17,733	33
Cost of equipment sold	18,723	14,420	4,303	30	46,996	37,618	9,378	25
Sales and marketing	13,812	10,651	3,161	30	41,803	33,973	7,830	23
General and administrative	17,383	16,206	1,177	7	51,411	46,186	5,225	11

Total costs and expenses	74,428	60,645	13,783	23	212,370	172,204	40,166	23

Adjusted operating income(1)	$35,425	$36,582	$(1,157)	(3)%	$116,266	$126,052	$(9,786)	(8)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three and nine months ended February 28, 2006 as compared to the three and nine months ended February 28, 2005. The increase was primarily due to an increase in recurring access fees due to increased subscribers, increased revenue from enhancement features, and increased data revenue (short messaging service, or “SMS”, multimedia messaging service, or “MMS”, and downloads). These increases were partially offset by decreases in airtime revenues and lower revenues associated with our customers roaming on other carriers’ networks. The growth in the nine months ended February 28, 2006 was not as large in the three month period due to a decrease in USF revenue as a result of $5.5 million included in the nine months ended February 28, 2005 that related to prior periods.

U.S. wireless roaming revenue increased for the three and nine months ended February 28, 2006, as compared to the same periods last year. The increase was due to increased roaming minutes, partially offset by a lower rate per minute. Despite this strong performance, we do not expect long-term growth in roaming revenue and anticipate that roaming revenue will remain a small percentage of consolidated revenue in future periods.

Our U.S. wireless operations had approximately 638,600 and 577,500 subscribers at February 28, 2006 and 2005, respectively, including approximately 50,900 and 33,100 wholesale subscribers, respectively. Postpaid subscribers account for 97% of total U.S. retail wireless subscribers as of February 28, 2006. During the twelve months ended February 28, 2006, increases in retail subscribers from new activations of 193,800 were offset by subscriber cancellations of 150,500. The monthly postpaid churn rate was 1.9% and 2.0% for the three and nine months ended February 28, 2006, respectively, as compared to 2.3% and 2.2% for the three and nine months ended February 28, 2005, respectively. The cancellations experienced by our U.S. wireless operations were primarily due to competition and nonpayment.

Equipment sales increased during the three and nine months ended February  28, 2006, as compared to the three and nine months ended February 28, 2005, due primarily to increased activations.

U.S. wireless ARPU was $63 for the three months ended February 28, 2006 and $65 for the nine months ended February 28, 2006, as compared to $59 and $60 for the same periods a year ago, respectively. ARPU for the nine months ended February 28, 2005 included $5.5 million of USF revenue related to prior periods. ARPU excluding this $5.5 million of USF revenue was $59 for the nine months ended February 28, 2005. U.S. wireless ARPU increased primarily due to the aforementioned increase in roaming revenue and, to a lesser extent, increases in service revenue. Average minutes of use (“MOU’s”) per subscriber were 778 and 737 per month for the three and nine months ended February 28, 2006, respectively, as compared to 584 and 551 for the same periods last year, respectively.

Costs and expenses.  Cost of services increased during the three and nine months ended February 28, 2006, as compared to the same periods last year, due to increased costs associated with an approximate 33% increase in MOU’s, including higher incollect roaming costs and interconnection costs. Additionally, cost of services increased due to increased tower site rent as a result of additional cell sites in the newly launched markets in Grand Rapids and Lansing, Michigan. The increase in the nine months ended February 28, 2006 also reflected higher phone repair expense.

Cost of equipment sold increased for the three and nine months ended February 28, 2006, as compared to the same periods last year, primarily due to an increase in phones used for customer retention and GSM handset upgrades, an increase in customer activations and a higher average cost per phone.

Sales and marketing expense increased during the three and nine months ended February 28, 2006, as compared to the same periods last year, primarily due to increased commissions related to higher customer activations and increased advertising associated with attracting new customers in Grand Rapids and Lansing, Michigan, and neighboring markets.

General and administrative expenses increased for the three and nine months ended February 28, 2006 as compared to the same periods in the prior year, primarily due to increased intercarrier settlement expense due to increased roaming minutes and increased store rent due to new stores opening in Grand Rapids and Lansing, Michigan.

Caribbean Wireless Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$86,173	$87,794	$(1,621)	(2)%	$267,379	$250,554	$16,825	7%
Roaming revenue	611	475	136	29	1,300	1,475	(175)	(12)
Equipment sales	2,525	2,200	325	15	8,602	7,214	1,388	19

Total revenue	89,309	90,469	(1,160)	(1)	277,281	259,243	18,038	7

Costs and expenses:
Cost of services	16,852	14,330	2,522	18	49,183	40,525	8,658	21
Cost of equipment sold	10,841	10,552	289	3	34,158	31,047	3,111	10
Sales and marketing	9,499	11,130	(1,631)	(15)	30,010	30,903	(893)	(3)
General and administrative	19,302	18,547	755	4	60,054	54,677	5,377	10

Total costs and expenses	56,494	54,559	1,935	4	173,405	157,152	16,253	10

Adjusted operating income(1)	$32,815	$35,910	$(3,095)	(9)%	$103,876	$102,091	$1,785	2%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean wireless service revenue increased for the nine months ended February 28, 2006, as compared to the nine months ended February  28, 2005, while it decreased slightly for the three month period. The increase for the nine month period was primarily due to a significant increase in the number of subscribers, partially offset by a lower ARPU, which is described below, in the nine months ended February 28, 2006 as compared to the same period last year. The decrease during the three month period was primarily due to a lower ARPU, partially offset by an increase in the number of subscribers in the three months ended February 28, 2006 as compared to the same period last year. Our Caribbean wireless operations had approximately 750,500 subscribers at February 28, 2006, an increase of 21% from 618,300 subscribers at February 28, 2005. During the twelve months ended February 28, 2006, increases from new activations of 512,600 were offset by subscriber cancellations of 380,400. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers, competition and non-payment.

The monthly postpaid churn rate increased to 3.0% for the three months ended February 28, 2006, from 2.5% for the same period last year. The monthly postpaid churn rate was 3.1% for the nine months ended February 28, 2006 as compared to 2.4% for the nine months ended February 28, 2005. The increase in postpaid churn is due to higher voluntary and involuntary churn in both Puerto Rico and the Dominican Republic. We believe that the Company’s shift in emphasis to prepaid plans and “hybrid” plans (having attributes of prepaid and postpaid plans, which we characterize as “prepaid” in our subscriber statistics) contributed to the increase in postpaid churn in the Dominican Republic. Our postpaid subscribers represented approximately 55% of our total Caribbean wireless subscribers for the three and nine months ended February 28, 2006, down from approximately 66% for the three and nine months ended February  28, 2005. The decrease in the percentage of postpaid customers is due to continued growth in subscribers in our Dominican Republic operations, which has a higher percentage of prepaid customers.

Caribbean wireless ARPU was $41 for the three months ended February 28, 2006, as compared to $52 for the three months ended February 28, 2005. Caribbean wireless ARPU was $43 for the nine months ended February 28, 2006, as compared to $54 for the nine months ended February 28, 2005. The decrease in ARPU was primarily due to a change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, who generally have a lower ARPU than postpaid subscribers. Additionally, Caribbean wireless ARPU declined as a result of an increase in the number of companion plans in our subscriber base and lower airtime revenue per subscriber as a result of the Company offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 818 and 829 minutes of airtime per month during the three and nine months ended February 28, 2006, respectively, compared to 929 and 951 minutes per month during the three and nine months ended February 28, 2005, respectively. The decrease in minutes of airtime per month was primarily due to the change in the subscriber mix described above, as prepaid subscribers generally consume less airtime than our postpaid subscribers. Our postpaid subscribers used an average of 1,386 and 1,381 minutes of airtime per month during the three and nine months ended February  28, 2006, respectively, as compared to 1,293 and 1,280 minutes of use per month during the three and nine months ended February 28, 2005, respectively.

Equipment sales increased during the three and nine months ended February  28, 2006, as compared to the three and nine months ended February 28, 2005, primarily due to an increase in the number of phones sold as well as an increase in average revenue per phone as we continue to sell more technologically advanced handsets capable of supplying advanced wireless data services.

Costs and expenses.  Cost of services increased during the three and nine months ended February 28, 2006 as compared to the three and nine months ended February 28, 2005. The increase was primarily due to costs associated with a larger subscriber base, including higher data access and content, interconnection, tower site, utilities, compensation and property tax expenses.

Cost of equipment sold was relatively flat for the three months ended February 28, 2006 as compared to the same period last year. Cost of equipment sold increased during the nine months ended February 28, 2006 as compared to the same period last year due to an increase in the number of phones used for upgrades and customer retention purposes.

Sales and marketing expenses decreased during the three and nine months ended February 28, 2006 as compared to the same periods last year. The decrease was primarily due to decreases in direct commissions, compensation costs, and advertising, partially offset by an increase in agent commissions resulting from an increase in prepaid activations in the Dominican Republic.

General and administrative expenses increased during the three and nine months ended February 28, 2006 as compared to the same period in fiscal 2005. The increase was primarily due to an increase in bad debt expense from an increase in involuntary churn, increases in compensation costs and subscriber billing services.

Caribbean Broadband Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,009	$12,088	$921	8%	$38,433	$35,234	$3,199	9%
Dedicated revenue	14,351	13,664	687	5	42,940	39,555	3,385	9
Wholesale termination revenue	6,060	4,041	2,019	50	18,169	17,196	973	6
Other revenue	2,861	7,395	(4,534)	(61)	8,828	11,834	(3,006)	(25)

Total revenue	36,281	37,188	(907)	(2)	108,370	103,819	4,551	4

Costs and expenses:
Cost of services	12,895	10,922	1,973	18	38,288	37,004	1,284	3
Cost of equipment sold	71	301	(230)	(76)	372	849	(477)	(56)
Sales and marketing	1,925	1,820	105	6	5,457	5,352	105	2
General and administrative	4,834	5,723	(889)	(16)	14,201	16,488	(2,287)	(14)

Total costs and expenses	19,725	18,766	959	5	58,318	59,693	(1,375)	(2)

Adjusted operating income(1)	$16,556	$18,422	$(1,866)	(10)%	$50,052	$44,126	$5,926	13%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 8 to the condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean broadband switched revenue increased for the three and nine months ended February 28, 2006, as compared to the same periods last year. The increase was primarily due to a 16% increase in switched access lines to 68,500 as of the end of February 28, 2006, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the three and nine months ended February  28, 2006, as compared to the same period last year. The increase was primarily the result of an 11% growth in voice grade equivalent dedicated lines to 260,900.

Wholesale termination revenue increased for the three and nine months ended February 28, 2006, as compared to the same periods last year. The increase was primarily the result of an increase in southbound terminating minutes to the Dominican Republic, partially offset by a decrease in the rate per minute.

Other revenue decreased for the three and nine months ended February 28, 2006 from the same periods last year. The decrease was primarily due to a decrease in inter-carrier compensation revenue, partially offset by an increase in installation and new construction charges. The three and nine months ended February 28, 2005 included a significant increase in inter-carrier compensation revenue, of which $2,502 related to prior fiscal years in connection with various settlements from carriers.

Costs and expenses.  Cost of services increased during the three and nine months ended February 28, 2006, as compared to the same periods last year. The increase in the three months ended February 28, 2006 as compared to the same period last year was due to an increase in access charges in the Dominican Republic, resulting from an increase in the number of international long distance minutes we terminate there. Also contributing to the increase in cost of services were increases in telephone service costs and maintenance contracts. The increase in the nine months ended February 28, 2006 as compared to the same period last year was due to increases in telephone service costs, long distance, installation and new construction costs.

General and administrative expenses decreased during the three and nine months ended February 28, 2006, as compared to the same periods last year. The decrease was primarily due to a decrease in bad debt expense resulting from the recovery of previously reserved accounts receivable as well as a decrease in corporate overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2006	2005	Change	2006	2005	Change
	(In millions)

Weighted Average Debt Outstanding	$2,016.2	$1,725.1	$291.1	$1,749.8	$1,729.3	$20.5
Weighted Average Gross Interest Rate(1)	9.3%	8.8%	0.5%	9.0%	8.6%	0.4%
Weighted Average Gross Interest Rate(2)	8.9%	8.4%	0.5%	8.6%	8.2%	0.4%
Gross Interest Expense(1)	$47.027	$38.061	$8.966	$117.681	$112.098	$5.583
Interest Income	$2.114	$0.898	$1.216	$4.288	$1.518	$2.770

Net Interest Expense	$44.913	$37.163	$7.750	$113.393	$110.580	$2.813

(1)	Including amortization of debt issuance costs

(2)	Excluding amortization of debt issuance costs

On December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge.

On December 21, 2005 we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Senior Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month London Inter-Bank Offering Rate (“LIBOR”) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility (the “Senior Secured Credit Facility”). In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

The $7.8 million increase in net interest expense for the three months ended February 28, 2006 as compared to the three months ended February 28, 2005 resulted primarily from an increase in the weighted average debt outstanding.

At February 28, 2006, we had total liquidity of $239.0 million, consisting of cash and cash equivalents totaling $89.0 million and approximately $150.0 million available under our revolving credit facility.

On March 1, 2005, we entered into an interest rate swap agreement (the “CPROC Swap”), through our wholly-owned subsidiary, Centennial Puerto Rico Operations Corp. (“CPROC”), to hedge variable interest rate risk on $250.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The swap became effective as of March 31, 2005 and expires March 30, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge. The $250.0 million CPROC Swap together with the $200.0 million CCOC Swap hedge variable interest rate risk on a total of $450.0 million of our $900.0 million of variable interest rate debt. At February 28, 2006, the fair value of the swaps was approximately $3.4 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. For the nine months ended February 28, 2006, we recorded $1.7 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

On February 10, 2005, we amended our $750.0 million Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the LIBOR spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (weighted average rate of 4.16% as of February 28, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

On February 9, 2004, we issued the 8 1/8% Senior Unsecured Notes due 2014 (“2014 Senior Notes”). Concurrent with the issuance of the 2014 Senior Notes, we entered into the Senior Secured Credit Facility. Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at February 28, 2006. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At February 28, 2006, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% Senior Subordinated Notes due 2008 (“2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On June 20, 2003, we issued $500.0 million aggregate principal amount of our 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under our prior senior secured credit facility.

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of February 28, 2006, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all financial covenants of our debt agreements at February 28, 2006.

For the nine months ended February 28, 2006, the ratio of earnings to fixed charges was 1.31. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

As of February 28, 2006, we had $618.1 million of property, plant and equipment, net, placed in service. Capital expenditures were $27.8 million and $93.5 million for the three and nine months ended February 28, 2006, respectively. Capital expenditures for the U.S. wireless operations were $7.6 million and $33.2 million, representing 27.3% and 35.5% of total capital expenditures, for the three and nine month periods ended February 28, 2006, respectively. These expenditures were to expand the coverage areas and upgrade our cell sites and our call switching equipment of existing wireless properties and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. Capital expenditures for the Caribbean wireless operations were $15.2 million and $44.2 million, representing 54.7% and 47.3% of total capital expenditures for the three and nine months ended February 28, 2006, respectively. These expenditures were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to complete the replacement and upgrade our Puerto Rico Wireless and U.S. Virgin Islands network. These expenditures included $5.1 million and $17.0 million of capitalized phones in Puerto Rico we loaned to our customers for the three and nine month period ended February 28, 2006, respectively. Capital expenditures for the Caribbean broadband operations were $5.0 million and $16.1 million, representing 18.0% and 17.2% of total capital expenditures for the three and nine months ended

February 28, 2006, respectively. These expenditures were to continue the expansion of our Caribbean broadband network infrastructure.

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

On February 16, 2006, we disposed of our investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

On December 28, 2004, we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

COMMITMENTS AND CONTINGENCIES

We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable is expected to be operational by mid-2006 and will interconnect with our existing undersea capacity and terminate in the United States. As part of the agreements, we have committed to spend approximately $5.3 million. As of February 28, 2006, we have paid approximately $2.2 million under these agreements.

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of February 28, 2006, we have paid approximately $17.4 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 28, 2006, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock out of approximately 87,000,000 shares owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of February  28, 2006, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. During the nine months ended February 28, 2006, we decreased the income tax payable included in accrued expenses and other current liabilities, and the amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, by $3.5 million as a result of the expiration of the statute of limitations in respect of taxes which may become payable by us related to the bonds purchased during the fiscal year ended May 31, 2002. As of February 28, 2006, the balance of the income tax payable included in accrued expenses and other current liabilities, and the corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets was $12.4 million. We have redeemed $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $114.5 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 28, 2006 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less Than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt obligations	$2,129,080	$—	$144,704	$550,572	$1,433,804
Operating leases obligations	218,957	21,652	41,546	32,029	123,730
Purchase obligations	60,335	6,138	21,021	21,879	11,297

Total contractual cash obligations	2,408,372	27,790	207,271	604,480	1,568,831

Sublessor agreements(1)	(3,162)	(1,073)	(1,446)	(566)	(77)

Net	$2,405,210	$26,717	$205,825	$603,914	$1,568,754

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2005.

SUBSEQUENT EVENT

On March 10, 2006, we entered into an additional agreement to hedge variable interest rate risk on $250.0 of our $550.0 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and expire on March 31, 2008, at a fixed interest rate of 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

On March 27, 2006, we completed the exchange offer for the 2013 Holdco Floating Rate Notes and 2013 Holdco Fixed Rate Notes and such notes are now registered under the Securities Act of 1933, as amended.

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

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. We utilize interest rate swap agreements to hedge variable interest rate risk on $450.0 million of our variable interest rate debt as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2006:

	Fiscal Year Ended February 28,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$—	$(370)	$145,074	$247	$325	$1,087,209	$1,232,485	$1,295,723
Average fixed Interest rate	0.0%	10.2%	10.8%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$268,000	$282,000	$350,000	$900,000	$910,500
Average variable Interest rate(1)	5.0%	5.0%	5.1%	5.1%	5.1%	5.1%	5.1%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000	$450,000						$(3,353)
Average pay rate	6.65%	6.65%
Average receive rate	7.25%	7.27%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.

We have variable rate debt that at February 28, 2006 and 2005 had outstanding balances of $900.0 million and $594.0 million, respectively. The fair value of such debt approximates the carrying value at February 28, 2006 and 2005. Of the variable rate debt, $450.0 million is hedged using interest rate swap agreements. These swaps were designated as cash flow hedges. At February 28, 2006, the fixed interest rate was 6.29% and 7.09% on the CPROC Swap and CCOC Swap, respectively. The CPROC Swap expires on March 30, 2007 and the CCOC Swap expires on December 31, 2007. Based on our unhedged variable rate obligations outstanding at February 28, 2006, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2006.

There was no change in our internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2001, our Dominican Republic subsidiary, All America Cables & Radio, Inc. (“AACR”), commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by AACR in the Dominican Republic. Subsequently, ITI counterclaimed against AACR claiming that AACR breached the traffic termination agreement and is claiming damages in excess of $20.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected during the Summer of 2006. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

April 4, 2006

CENTENNIAL COMMUNICATIONS CORP.

/s/  Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)