Form 10-K
period 2006-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2006-08-10
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19603

CENTENNIAL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1242753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3349 Route 138
Wall, NJ 07719
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (732) 556-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Stock Market Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq National Market on November 30, 2005 of $15.87 per share, was $375,799,680. As of August 1, 2006, there were 105,213,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as “forward-looking statements.” Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “predict,” “estimate,” “anticipate,” “project,” “intend,” “may,” “will” and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	our ability to attract subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan;

•	market prices for the products and services we offer may continue to decline in the future;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	the effect on our business of wireless local number portability, which allows customers to keep their wireless phone numbers when switching between service providers;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G technology;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

(ii)

•	the effects of governmental regulation of the telecommunications industry;

•	fluctuations in currency values related to our Dominican Republic operations;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the control of us retained by our majority stockholders and anti-takeover provisions.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

CERTAIN DEFINITIONS

The terms “Centennial,” the “Company,” “our” and “we” as used in this report refer to Centennial Communications Corp. and its subsidiaries on a consolidated basis. The term “CCOC” refers to Centennial Cellular Operating Co. LLC, a direct, wholly owned subsidiary of Centennial. The term “CPROC” refers to Centennial Puerto Rico Operations Corp., one of our subsidiaries.

When we say “fiscal 2002”, we mean our fiscal year which began June 1, 2001, and ended May 31, 2002. When we say “fiscal 2003,” we mean our fiscal year which began June 1, 2002, and ended May 31, 2003. When we say “fiscal 2004,” we mean our fiscal year which began June 1, 2003, and ended May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year which began June 1, 2004, and ended May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year which began June 1, 2005, and ended May 31, 2006. When we say “fiscal 2007,” we mean our fiscal year which began June 1, 2006, and will end May 31, 2007.

The term “churn” refers to the aggregate number of wireless retail subscribers who cancel service during each month in a period divided by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period.

The term “Pops” refers to the population of a market derived from the 2004 Claritas, Inc. database for our United States (“U.S.”) service areas, the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas and the Central Intelligence Agency World Fact Book for our Dominican Republic service area. The term “Net Pops” refers to a market’s Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

(iii)

MARKET DATA AND FORECASTS

Industry and market data throughout this report were obtained through our proprietary research, surveys and studies conducted by third parties and from industry and general publications. We have not independently verified market and industry data from third-party sources. While we believe our internal surveys are reliable and market definitions are appropriate, neither these surveys nor these definitions have been verified by any independent sources. We have not sought the consent of any of these sources to refer to their data in this report.

En Confianza, Centennial Te Escucha, Centennial Wireless, Centennial de Puerto Rico and Centennial Dominicana are some of our primary trademarks. All other trademarks, service marks or other trade names referred to in this report are the property of their respective owners.

(iv)

PART I

Item 1.	Business

Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.4 million wireless customers and approximately 337,700 access line equivalents in markets covering over 21 million Net Pops in the U.S. and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services. During fiscal 2006, we reported consolidated revenue of $945.7 million for fiscal 2006, an increase of 7.2% from fiscal 2005. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe our tailored approach to serving local markets and our local scale and knowledge have led to a strong track record of success.

Significant Events During Fiscal 2006

•	We completed a review of strategic and financial alternatives, the result of which was the issuance of $550.0 million of senior notes due 2013 and the payment of a special cash dividend of $5.52 per share to our common stockholders.

•	We completed the launch of new contiguous markets in Grand Rapids and Lansing, Michigan, which included 141 newly constructed cell sites.

•	We entered into a new long-term roaming agreement with T-Mobile USA, Inc.

We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com, www.centennialpr.com and www.centennialrd.com.

We make available free of charge on or through our investor relations website at www.ir.centennialwireless.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Our Operations

U.S. Wireless

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. At May 31, 2006, we had approximately 648,000 wireless subscribers, including approximately 51,100 wholesale subscribers. Our clusters are comprised of small cities and rural areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand and strong local market presence. Furthermore, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. We market our services in the U.S. under the name Centennial Wireless.

We have long-term roaming agreements with many wireless carriers, the most significant of which are with Cingular Wireless and T-Mobile. These roaming agreements enable us to offer regional and nationwide plans at attractive rates. Our U.S. wireless roaming revenue for fiscal 2006 was $79.4 million, or 8.4% of our consolidated revenue. We hold licenses for 25 MHz of spectrum in the 850 MHz frequency band in 30 U.S. wireless markets covering approximately 6.1 million Pops. We believe our 850 MHz cellular spectrum, which has favorable transmission characteristics, provides us with a strategic advantage over the personal communications service, or PCS, operators in our markets that utilize 1900 MHz spectrum.

During fiscal 2005, we acquired 10 MHz of spectrum in the 1900 MHz frequency band covering approximately 2.5 million Pops contiguous to our existing footprint in Michigan and Indiana. We launched wireless services in the Grand Rapids and Lansing, Michigan markets with GSM (Global System for Mobile Communications)/GPRS (General Packet Radio Service) technology in May 2005. These markets represent approximately 1.4 million Pops and significantly improve our footprint in our Midwest cluster. We believe these new markets have enabled us to better market our products and services to more of our existing footprint while simultaneously lowering our roaming costs.

Our network currently employs analog technology, TDMA (Time Division Multiple Access) digital technology and GSM technology that supports EDGE (Enhanced Data Rates for Global Evolution) and GPRS advanced data technology. GSM/GPRS aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in November 2004. GSM service is currently available at 100% of our U.S. wireless cell sites and allows for greater functionality of phones and greater network efficiency as compared to TDMA. At May 31, 2006, approximately 74% of our U.S. wireless subscribers had GSM phones.

Caribbean Region

In the Caribbean region, we offer wireless and wireline services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. During fiscal 2006, we derived approximately 84% of our revenue in the Caribbean from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission, or FCC, regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

Caribbean Wireless.  Our Caribbean wireless operations cover a population of approximately 13.0 million and serve Puerto Rico, the Dominican Republic and the U.S. Virgin Islands using the same digital technology, called Code Division Multiple Access 1XRTT (CDMA) that supports 1xEV-DO (evolution, data-optimized or EV-DO). We launched wireless services in Puerto Rico in December 1996, in the Dominican Republic in October 2000 and in the U.S. Virgin Islands in June 2001.

We believe wireless telecommunications services are continuing to experience significant growth in our Caribbean operating region due to lower wireless penetration and lower wireline teledensity as compared to the United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services with wireless services. This is evidenced by an 8% increase in our postpaid minutes of usage per month from 1,287 minutes for fiscal 2005 to 1,386 minutes for fiscal 2006. This compares to an average of approximately 640 postpaid minutes per month for wireless subscribers in the United States for the twelve months ended December 31, 2005, according to the Cellular Telecommunications and Internet Association, or CTIA. For this reason, in Puerto Rico, we focus on intensive postpaid users of service generating higher ARPUs (total monthly revenue per wireless subscriber, including roaming revenue).

We provide wireless services in Puerto Rico and the U.S. Virgin Islands pursuant to a 30 MHz license in the 1900 MHz frequency band. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which links our markets to the United States and decreases our network costs. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. We believe this new network has improved our network reliability and performance and will lower operating and capital expenditures in the future. We continue to roll out new wireless high-speed data services (EV-DO) in Puerto Rico. EV-DO services provide a broadband-like wireless data experience with peak speeds of up to 2.4 Mbps and provide faster downloading when accessing the Internet and retrieving e-mail, including large attachments and other bandwidth-intensive applications. We market our services in Puerto Rico under the name Centennial de Puerto Rico.

In July 2006, we purchased the remaining 20% common stock interest that we did not own of All America Cables and Radio, Inc. (“AACR”), our Dominican Republic subsidiary. We now own 100% of our Dominican Republic business, which operates under the name “Centennial Dominicana” and hold a 30 MHz license at the 1900 MHz frequency band. Our Dominican Republic wireless business has successfully focused on marketing a mix of prepaid, postpaid and hybrid (having elements of both postpaid and prepaid) plans. Customer acquisition costs for prepaid plans are lower, thereby enabling us to service these customers profitably.

Caribbean Broadband.  Our Caribbean broadband business includes wireline operations in Puerto Rico and the Dominican Republic. We launched broadband services in Puerto Rico in August 1997 and in the Dominican Republic in April 2000.

In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive broadband operator on the island. We provide a broad range of services, including switched voice, private line services, voice over Internet protocol (VoIP), international long distance, data, toll-free and Internet-related services, to business and, to a lesser extent, residential customers over our own fiber-optic (terrestrial and undersea) and microwave network. On the retail side, we provide switched voice and high capacity data and IP solutions to large and medium enterprise customers. On the wholesale side, we provide connectivity between the cell sites and switching equipment for most of the wireless carriers in Puerto Rico, backhaul capacity for the long distance carriers, various voice and data services for the cable television operators and provide services to Internet Service Providers, or ISPs. We focus on large and medium businesses and deliver a full suite of connectivity solutions to enterprise and telecommunications carrier customers, including Cingular, America Online, Inc., Citigroup, Sprint, Cisco Systems, Inc., Hewlett-Packard Company, Lucent Technologies Inc., Pfizer Inc., the Procter & Gamble Company, the University of Puerto Rico, Wal-Mart, Schering-Plough, Oracle, Coldwell Banker and Direct TV.

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

Competitive Strengths

Focused on Fastest Growing Segments of Telecom Industry.  The wireless industry is one of the fastest growing segments of the telecom sector. During fiscal 2006, approximately 86% of our revenue was derived from our wireless business. The remaining 14% of our revenue was generated primarily by our growing and profitable fiber-optic-based enterprise and carrier services broadband business in the Caribbean.

Operate in Attractive Markets with Geographic Focus.  We believe the Caribbean is an extremely attractive region in which to operate telecommunications businesses. Puerto Rico and the Dominican Republic are large, politically stable markets with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services. The wireless penetration rates for 2005 for Puerto Rico and the Dominican Republic were 51% and 41%, respectively, as compared to 69% for the United States according to CTIA, the Instituto Dominicano de las Telecomunicaciones and Pyramid Research for the United States, Dominican Republic and Puerto Rico, respectively.

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

Competitive Advantage Through Our Owned Fiber-Optic Network in the Caribbean.  In Puerto Rico, we are the only significant fiber-based broadband operator on the island. Our extensive terrestrial fiber-optic network supports all of our services in the Caribbean and, along with the purchased capacity we have on undersea fiber-optic cables, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States.

This fiber network offers major competitive advantages over the incumbent Puerto Rico Telephone Company (“PRTC”), which in certain areas operates a legacy copper network, in terms of cost, reliability, bandwidth speeds and variety of services offered. Our broadband and wireless businesses share network and business infrastructure, including our fiber-optic and microwave networks, switching equipment and back-office functions, which we believe enables us to transmit traffic more cost effectively than some of our competitors who do not own broadband networks. We capitalize on this advantage by serving intensive users of telecommunications services. Our wireless and broadband assets also permit us to offer our customers packages of bundled service offerings, such as wireless voice, Internet and plain old telephone service.

High Quality Network.  We believe that the quality and coverage of our network contributes to high customer satisfaction. We have upgraded all of our networks over the past two years. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. This new wireless network, combined with our fiber-optic core network, has improved our network reliability and performance and will lower operating and capital expenditures. We made a similar upgrade to our wireless network in the Dominican Republic during fiscal 2004. Furthermore, in the United States, during fiscal 2005, we completed an overlay of GSM/GPRS/EDGE technology at 100% of our cell sites. The primary benefits of GSM/GPRS/EDGE technology are better network capabilities and a superior selection of handsets in terms of price, functionality and style. We are currently installing a soft switch, which will enable us to offer new and customized services and features to customers of our Puerto Rico broadband business.

Extensive Direct Distribution.  Approximately 93% of our wireless sales in the United States and Puerto Rico and substantially all of our broadband sales are made through our own employees. We believe this extensive company-owned distribution network, consisting of 108 stores and 117 kiosks and over 1,300 sales associates as of May 31, 2006, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels. We believe this enhanced customer experience creates a loyal customer base, strong brand name recognition in our markets and a high-quality installed base of customers. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.

Established Operating History with Strong Management Team and Equity Investors.  We began offering wireless services in the United States in 1988 and launched services in the Caribbean in 1996. During that time, we have significantly grown each of our businesses and have developed a proven sales and service philosophy that is tailored to each of our local markets. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 degrees Communications Company, Bell Atlantic Corporation (now Verizon Communications Inc.), BellSouth, Telefonica and Millicom International Cellular S.A. Welsh, Carson, Anderson & Stowe, or Welsh Carson, and The Blackstone Group, leading private equity investors, are our controlling stockholders.

Business Strategy

Continue to Build Our Brand.  Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe brand development is essential in the increasingly competitive telecommunications marketplace. Our brand emphasizes local partnership and trusted advice. As a regional telecommunications provider, we believe we are able to more effectively tailor our brand to the three wireless markets we serve: “Trusted Advisor” and “Blue-Shirt Promise” in the United States and “Tus Palabras Llegan” in Puerto Rico and the Dominican Republic.

Leverage Wireless and Wireline Assets in Puerto Rico.  We have integrated the sales and customer support functions of our wireless and wireline businesses in Puerto Rico. We believe this change will help us better serve the needs of our customers, particularly our enterprise customers, and will allow us to better leverage the meaningful synergies of our fiber and wireless assets. We believe there is an untapped selling opportunity to market our wireless services to our loyal base of corporate broadband customers. We believe that our unique combination of both wireless and wireline assets in Puerto Rico position us well to leverage these assets and customer relationships to capture a greater share of revenue from these customers and lower the churn of our business customers.

Develop and Promote Wireless Data Offerings.  Wireless data is among the fastest growing areas of the mobile telecommunications industry. We have upgraded our networks to take advantage of this growth area and have begun offering a range of messaging services to our customers including text messaging, picture messaging and multimedia messaging. In addition, our customers can access the Internet directly from their handsets and can download a variety of games, ring tones and other applications. In Puerto Rico, we continue to deploy EV-DO technology which provides a broadband-like wireless data experience with peak speeds of up to 2.4 Mbps and will provide faster downloading when accessing the Internet and retrieving e-mail. We launched hosted wireless e-mail services in Puerto Rico during fiscal 2006. We expect to leverage our local scale and strong connection with the local market to appropriately tailor our data offerings to our local markets.

Wireless Telephone Markets and Interests

The chart below sets forth information regarding our wireless operations as of August 1, 2006, based on data obtained from 2004 Claritas, Inc. estimates with respect to our U.S. service areas, the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas and the Central Intelligence Agency World Fact Book for our Dominican Republic service area. Those U.S. wireless telephone systems and the investment interests, which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs. The 10 MHz licenses are all in Metro Trading Areas, or MTAs.

As of May 31, 2006, our Caribbean wireless and U.S. wireless operations had 1,387,200 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	MHz	Band

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25 MHz	850 MHz
Cass, MI	100.0%	308,100	308,100	25 MHz	850 MHz
Newaygo, MI	100.0%	262,500	262,500	25 MHz	850 MHz
Battle Creek, MI*	100.0%	197,100	197,100	25 MHz	850 MHz
Benton Harbor, MI*	100.0%	162,200	162,200	25 MHz	850 MHz
Jackson, MI*	100.0%	162,500	162,500	25 MHz	850 MHz
Roscommon, MI	100.0%	150,700	150,700	25 MHz	850 MHz
Allegan, MI	100.0%	111,600	111,600	25 MHz	850 MHz
Grand Rapids, MI	100.0%	846,000	846,000	10 MHz	1900 MHz
Lansing, MI	100.0%	521,200	521,200	10 MHz	1900 MHz
Muskegan, MI	100.0%	230,100	230,100	10 MHz	1900 MHz
Saginaw-Bay City, MI	100.0%	404,000	404,000	10 MHz	1900 MHz
South Bend, IN*	100.0%	314,900	314,900	25 MHz	850 MHz
Richmond, IN	100.0%	218,500	218,500	25 MHz	850 MHz
Newton, IN	100.0%	217,500	217,500	25 MHz	850 MHz
Elkhart-Goshen, IN*	92.0%	188,800	173,700	25 MHz	850 MHz
Williams, OH	100.0%	127,200	127,200	25 MHz	850 MHz
Fort Wayne, IN*	100.0%	476,100	476,100	25 MHz	850 MHz
Miami, IN	100.0%	186,500	186,500	25 MHz	850 MHz
Kosciusko, IN	100.0%	192,100	192,100	25 MHz	850 MHz
Huntington, IN	100.0%	145,300	145,300	25 MHz	850 MHz
Kokomo, IN*	100.0%	101,400	101,400	25 MHz	850 MHz
Muncie, IN	100.0%	117,700	117,700	10 MHz	1900 MHz
Anderson, IN	100.0%	131,500	131,500	10 MHz	1900 MHz
Lafayette, IN(1)	100.0%	280,800	280,800	10 MHz	1900 MHz

Midwest Cluster Subtotal		6,375,800	6,360,700

Markets	Ownership	Pops	Net Pops	MHz	Band

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25 MHz	850 MHz
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25 MHz	850 MHz
Lafayette, LA*	95.0%	246,100	233,700	25 MHz	850 MHz
West Feliciana, LA	100.0%	194,700	194,700	25 MHz	850 MHz
Claiborne, MS	100.0%	158,900	158,900	25 MHz	850 MHz
Alexandria, LA*	100.0%	146,400	146,400	25 MHz	850 MHz
Iberville, LA	100.0%	159,100	159,100	25 MHz	850 MHz
DeSoto, LA	100.0%	112,700	112,700	25 MHz	850 MHz
Copiah, MS	100.0%	123,600	123,600	25 MHz	850 MHz
Bastrop, LA	100.0%	80,800	80,800	25 MHz	850 MHz
Caldwell, LA	100.0%	72,200	72,200	25 MHz	850 MHz
Lake Charles, LA*	100.0%	183,900	183,900	25 MHz	850 MHz

Southeast Cluster Subtotal		2,264,400	2,252,000

Total U.S. Wireless Telephone Systems		8,640,200	8,612,700

Caribbean Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30 MHz	1900 MHz
Dominican Republic Wireless Telephone System	100.0%	8,950,000	8,950,000	30 MHz	1900 MHz

Total Caribbean Wireless Telephone Systems		12,953,500	12,953,500

Investment Interests
Lawrence, PA	14.3%	210,600	30,100

Total U.S. Wireless Telephone Systems,
Caribbean Wireless Telephone Systems and Investment Interests		21,804,300	21,596,300

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.

Products and Services

Wireless.  The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access and airtime minutes of use to wireless telephone subscribers. In the United States and Puerto Rico we offer primarily postpaid and, to a lesser extent, prepaid wireless services. In the Dominican Republic, we offer a mix of prepaid, postpaid and hybrid products. The relatively modest cost to acquire a new prepaid customer allows us to serve these customers profitably. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. Depending on the market, we also offer our customers various messaging services, including text messaging, picture messaging and multi-media messaging services. In addition, our customers can access the Internet directly from their handsets and we offer our customers the ability to download games, ring tones and other applications. In Puerto Rico, we continue to deploy EV-DO technology, which provides peak speeds of up to 2.4 Mbps for faster downloading when accessing the Internet and retrieving e-mail. During fiscal 2006, we began offering a fixed residential broadband wireless service (Instant Internet) in Puerto Rico, which enables customers to connect their home computers to the Internet using an easy to install plug-in device that utilizes our EV-DO network. We also launched hosted wireless e-mail services in Puerto Rico during fiscal 2006.

We offer our wireless customers a variety of handsets employing TDMA and GSM/GPRS technology in the United States and CDMA technology in the Caribbean. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology that is supportable on our network and a variety of rate plans (both national and regional) designed to meet the varied needs of our customers, including Lifeline/Link-Up plans to qualifying low-income customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ digital or analog networks. We offer handsets primarily from Kyocera, Nokia, Motorola, Sony Ericsson and UTStarcom.

Broadband.  In our Puerto Rico and Dominican Republic service areas, we offer a broad range of communications services including basic local and long distance voice services, ATM (asynchronous transfer mode), frame relay, Wi-Fi, gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, dial-up Internet access and private line services. All services are provided over our own fiber-optic and microwave network. We also offer our customers multiple types of data center services, including server and storage collocation, web hosting and managed services. Most of these services are an extension of our core network and transport products.

Roaming

We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners to discourage them from building networks in our service areas and moving roaming minutes off our network. As part of these agreements, we also significantly reduced the cost per minute we pay other carriers when our subscribers are roaming on their networks. Our roaming revenue in fiscal 2006 was $81.9 million, or 8.7% of our consolidated revenue, of which $79.4 million was generated from our U.S. Wireless operations. While roaming has been an important part of our revenue, we have placed more emphasis on building our wireless retail business and believe that roaming revenues will decline over the long term.

Sales and Marketing

In the United States we market our services and products under the name Centennial Wireless. In Puerto Rico, we market our wireless services and products under the name Centennial de Puerto Rico, and our broadband business under the name Centennial Business Solutions. In the Dominican Republic, we market our services and products under the name Centennial Dominicana. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. Our sales and marketing strategy embodies this vision. We manage our businesses at the local level and tailor our strategies to meet and respond to local needs. We have enhanced our Trusted Advisor brand message in the United States to differentiate and communicate value based on our customer service advantage. We communicate this value through the services we provide customers in the United States, which we have branded our Blue Shirt Promises. In Puerto Rico and the Dominican Republic we utilize a branding campaign named Centennial/Tus Palabras Llegan. Each of these branding initiatives is designed to convey our strategy based on delivering superior customer service.

Our marketing objective is to increase our customer base, increase revenue and reduce subscriber cancellations. Our current marketing strategy is to establish a strong local presence in each of our markets. We target customers who are likely to generate higher monthly revenue and low churn rates. In marketing our services, we stress our superior sales and customer care, our quality wireless network, competitive prices, technologically advanced features and the local presence of our sales and customer service representatives and technical staff. In both the United States and Puerto Rico, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed serving areas, which keeps a significant portion of the minutes of use on our own network. We also offer regional and nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of Cingular, T-Mobile and various other national and regional carriers. Wireless data services are becoming a more important component of our service offerings.

As of May 31, 2006, we operated 121 retail outlets in the United States and 81 retail outlets in Puerto Rico, consisting of retail stores and kiosks. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in most major shopping centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

In both our U.S. and Puerto Rico wireless operations, we use both our own internal sales force and, to a lesser extent, independent agents and dealers to sell our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. As of May 31, 2006, we had an internal wireless sales force of approximately 670 in the United States and 400 in Puerto Rico. These employees are generally paid a base pay plus commissions. Sales commissions are structured to take into account the rate plan selected and the length of the subscriber’s contract and the type of wireless telephone sold. We also maintain an ongoing training program to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid on a commission basis. We rely more heavily on a dealer network for prepaid wireless sales in the Dominican Republic.

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

System Construction, Operation and Development

Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. We use analog along with TDMA and GSM/GPRS/EDGE technology in our U.S. wireless markets and CDMA technology in our Caribbean wireless markets. Cingular Wireless and T-Mobile currently use GSM technology. GSM is a digital wireless technology originally developed by the European telecommunications operators. It has since been adopted by wireless carriers around the world and is currently the most widely used wireless technology in the world. GPRS or EDGE technology allows higher speed packet data communications. TDMA technology is our legacy digital technology in the U.S. We continue to migrate our TDMA customers to our GSM/GPRS/EDGE network. In the Caribbean, we use CDMA technology which is also used by Verizon Wireless and Sprint. As of May 31, 2006, our U.S. wireless operations had 941 cell sites and our Caribbean wireless operations had 588 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services.

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

Our U.S. wireless systems are served by five Nortel Networks TDMA supernode switches and three Ericsson GSM switches. We recently deployed a GSM/GPRS/EDGE network over our existing TDMA networks in our Midwest and Southeast clusters. This technology maintains technological compatibility with our largest roaming partners and provides the speed and capacity to support a variety of mobile data applications, including e-mail, e-commerce and web browsing. Ericsson, Inc. is our vendor for GSM equipment.

Our Puerto Rico and Dominican Republic wireless networks use CDMA technology supplied by Nortel Networks. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections.

In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. We believe this upgrade has improved our network reliability and performance and will decrease future operating costs and capital expenditures. We made a similar upgrade to our wireless network in the Dominican Republic during fiscal 2004.

As of May 31, 2006, our Puerto Rico broadband business had 1,246 route miles of fiber and utilizes Lucent switching equipment. We are currently installing a Nortel soft switch, which will enable us to offer new and customized services and features to our customers.

Billing and Operational Support Systems

We operate management information systems to handle customer care, billing, network management, financial and administrative services. We have outsourced with Convergys Information Management Group, Inc., or Convergys, a network management and operations support systems provider, to provide billing services, facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations throughout our company.

In our Caribbean service area, wireless billing and customer support systems are managed and operated by Convergys. Our Puerto Rico broadband billing and customer support services are supported by ADC SingleView systems. In our Caribbean wireless and broadband businesses, we are continuing to invest in operational support systems to streamline operations and further enhance service offerings.

Competition

Wireless.  In the United States and Puerto Rico, the FCC grants commercial mobile radio service, or CMRS, licenses to multiple carriers in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which comprise 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks. The FCC also grants two 30 MHz licenses to operate broadband PCS in each of 51 defined MTAs and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas, or BTAs, which are component parts of MTAs. The FCC also allows CMRS carriers to subdivide and assign their spectrum allocations or their geographic market areas to other carriers.

We currently control 25 MHz cellular licenses in 30 MSAs and RSAs in the United States, one 30 MHz broadband PCS license in the Puerto Rico MTA (which includes the U.S. Virgin Islands) and a 30 MHz PCS license in the Dominican Republic, which is not subject to FCC regulation. In addition, during fiscal 2005, we acquired licenses for 10 MHz of PCS spectrum in areas contiguous to our Midwest footprint. Our wireless systems compete directly with both cellular and broadband PCS licensees in each market on the basis of, among others, quality, price, area served, network coverage, services offered, handset selection and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

In general, in each of our U.S. wireless markets we have four or five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL, U.S. Cellular, Cingular, Sprint Nextel Corp. (and Sprint Nextel Corp. affiliates), T-Mobile, Verizon Wireless and the new mobile virtual network operators, or MVNOs, such as Virgin Mobile and Mobile ESPN. Several leading cable television operators recently announced agreements with Sprint Nextel Corp. to compete as MVNOs.

The Puerto Rico wireless market is highly competitive. In Puerto Rico, we compete with five other wireless carriers: Cingular, Movistar (partially owned by Telefónica de Espana), Sprint Nextel Corp., SunCom and Verizon Wireless. The telecommunications market in the Dominican Republic is also highly competitive. We compete with three other wireless carriers: Verizon Wireless, France Telecom, which does business under the name “Orange”, and Tricom, S.A.

We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies and other landline telephone providers for customers. In addition, in August 2006, the

FCC intends to auction off licenses for an additional 90 MHz of nationwide spectrum in the 1700 MHz to 2200 MHz band for advanced wireless services. This auction is commonly referred to as the AWS Auction or Auction 66 and will consist of over 1,000 new licenses. Each license will be comprised of either 10 or 20 MHz of spectrum in one of three different geographies. We have filed an application to participate in Auction 66.

It is possible that new companies, such as the cable television operators, will purchase licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us. In the future, we may also face increasing competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, satellite services and VoIP.

Broadband.  Our Caribbean operations hold an authorization to provide broadband services in Puerto Rico, a concession to provide a variety of telecommunications services in the Dominican Republic and authorization to provide facilities-based international long distance service in the United States. Our main competitor for our broadband services in Puerto Rico is the PRTC, the incumbent telephone company and a subsidiary of Verizon. There are no other facilities-based broadband operators with significant operations at this time, but we cannot be sure that other broadband operators will not emerge in Puerto Rico in the future. In the Dominican Republic, we compete primarily against the incumbent provider, Verizon, which has a substantial market share, and Tricom, S.A., which provides both wireline and fixed-wireless service.

Recently, Verizon agreed to sell its wireless and wireline operations in Puerto Rico and the Dominican Republic to the Mexican telecommunications company, America Movil. In all of our markets, most of our competitors have greater financial, technical, marketing, distribution and other resources than we do.

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

The FCC generally issues CMRS licenses for a term of ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC’s rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, have built a network and have complied with FCC regulations and federal communication statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our licenses have been renewed regularly by the FCC in the past, and we believe that we have used our spectrum for its intended purpose and within applicable requirements and have built an extensive network, there can be no assurance that all of our licenses will be renewed in the future.

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

The FCC has issued numerous rules and regulations to implement the 1996 Act and all significant FCC rulings have been appealed to the courts, with several important reversals and FCC orders on remand. We have benefited from reduced costs in acquiring required communication services, such as ILEC interconnection, and we have benefited from the right to receive compensation for the termination of traffic as discussed below. In orders adopted in 2003 and 2004, the FCC eliminated or eased a number of requirements for unbundled offerings of ILECs’ network elements. However, provisions relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens.

Reciprocal compensation refers to payments that one carrier makes when it sends traffic to another carrier for completion. Reciprocal compensation applies to calls between landline networks and between a landline and a CMRS network. FCC rules provide that a local exchange carrier, or LEC, must supply CMRS providers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS providers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same MTA. The FCC’s rules also allow LECs to request interconnection agreements with CMRS providers that operate within the same MTA. The FCC has a rulemaking proceeding in progress to consider whether, and possibly how, to replace the current system of reciprocal compensation for termination of local telecommunications traffic, and access charges for inter-MTA traffic, with a uniform intercarrier compensation plan. That proceeding could result in changes to compensation arrangements we have with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although the courts have affirmed key provisions of FCC orders implementing the Communications Act’s interconnection requirements, court challenges to certain of the FCC rules are pending.

Among other recent actions, the FCC determined that high-speed Internet access services delivered by cable television or ILEC facilities constitute “information services,” not subject to common carrier regulations. Also, the FCC decided that certain VoIP offerings are information services that are not subject to state certification and other regulations. During the last year, however, the FCC also ruled that both high-speed Internet access services and many VoIP offerings are subject to the Communications Assistance for Law Enforcement Act (CALEA) and that many VoIP offerings are required to offer basic and enhanced 911 (“E911”) emergency calling services.

There have been indications that Congress may substantially revise the 1996 Act in the next few years, which may include substantial changes to the amount of money we pay into, and receive from, the USF. We cannot predict what effect any new legislation will have on our business. See “Risk Factors — Risks Relating to our Business and our Industry.” Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

State and Local Regulation.  Under federal laws, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate some other terms and conditions of service. The location and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the rights-of-way and state governments (often public utility commissions) have the right to set rules relating to customer service. For example, some states and several local communities have enacted ordinances restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers.

911 Service Requirements.  The FCC has adopted requirements for CMRS providers to implement E911, which is being rolled out in phases. E911 capabilities enable CMRS systems to determine the location of persons making emergency calls. The FCC’s rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from analog mobile telephones that are not registered with the carrier’s cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number. The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a specific area.

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

In Puerto Rico, following a change in vendors for our network, we elected to switch from a network-based system of locating emergency calls to one that is handset based. The FCC’s regulations require carriers using a handset-based solution to have provided 95% of their customer base with compliant phones by December 31, 2005. We did not meet this 95% requirement by such date and filed a waiver request at the FCC seeking an extension of the December 31 compliance date. We are currently above the 95% requirement. This petition for a waiver is currently pending along with several other petitions from other carriers seeking similar relief. If the FCC does not grant our petition, we may be subject to penalties and other enforcement actions. In May 2005, the FCC determined that VoIP providers must also implement 911 notification and location capabilities.

Electronic Surveillance Standards.  In 1994, Congress passed the CALEA, which requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. Over the ensuing decade, the FCC established varying deadlines for implementing different aspects of this complicated legislation. We are in compliance with the “assistance capability” and “punchlist” requirements of CALEA. In August 2005, the FCC determined that certain non-traditional forms of telecommunications service, including broadband Internet access service and VoIP services, fall within the purview of CALEA. The FCC established a deadline of May 14, 2007 for broadband Internet access and VoIP service providers to come into compliance with CALEA for these services, but has yet to specify what specific compliance measures are required. Parties have sought reconsideration of some aspects of this ruling, however appeals of the FCC’s order to court were recently rejected. The resolution of these issues may cause us to incur additional expense in upgrading our networks to meet new CALEA requirements.

Universal Service.  Our U.S. wireless, Puerto Rico wireless and wireline and U.S. Virgin Islands wireless operations are required to contribute to the federal USF and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2006, we received approximately $40.6 million in payments from the federal USF in connection with our operations in Michigan, Louisiana, Puerto Rico, Indiana and Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding.

We also have an application to be declared an eligible telecommunications carrier, or ETC, in the U.S. Virgin Islands pending before the FCC. We cannot predict when or whether this application will be acted upon by the FCC. In February 2005, the FCC adopted rules and guidelines governing the designation and on-going requirements, as well as annual certification and reporting requirements for ETCs. These new rules impose additional requirements on both existing ETCs and carriers seeking to become an ETC. We believe that we will be able to meet these additional requirements to continue to receive USF support. However, the FCC has not yet issued any rulings interpreting or applying these additional requirements, so we cannot be certain how they will affect our operations or that we will be able to comply with the additional requirements.

The FCC is conducting a review of its USF rules. It is impossible to predict the outcome of this FCC review, which may result in our receiving materially less universal service support than we do today.

Number Pooling.  The telecommunications industry has been faced with an apparent shortage of available telephone numbers, arising from many different factors within the industry. As a consequence, the FCC and state regulators have promoted the efficient use of available numbers. The FCC has imposed what is referred to as “thousand block pooling.” Since November 24, 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC with respect to the numbers they have already been assigned. This more restrictive pooling requirement has forced carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

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

Hearing Aid Compatibility.  In July 2003, the FCC modified its rules that exempt wireless phones from the requirements of the Hearing Aid Compatibility Act and created new rules that impose obligations on wireless carriers and handset manufacturers to make available handsets that meet certain requirements that allow hearing aid users to have access to digital wireless services. The rules require that within two years handset manufacturers and wireless carriers make available two wireless phone models that have the required air interface standard for radio frequency interference. Within three years, two wireless phone models must be available that meet the T-Coil compatibility standard, and by 2008, all phones must meet the radio frequency interference standard. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers. We believe we are currently in compliance with these rules.

On June 21, 2005, the FCC reaffirmed its timetable for the development and sale of digital wireless telephones that are compatible with hearing aids. The Commission also said that, by February 18, 2008, 50 percent of all handsets offered by digital wireless carriers, service providers and handset manufacturers must meet the hearing aid compatibility requirement for each air interface offered.

Truth in Billing and Consumer Protection.  On March 18, 2005, in response to a petition from the National Association of State Utility Consumer Advocates (NASUCA), the FCC released a declaratory ruling (“the Second Report and Order”) regarding CMRS billing. In its declaratory ruling, the commission removed the existing exemption for CMRS carriers from the requirement that billing descriptions be brief, clear, non-misleading and in plain language; reiterated that non-misleading line items are permissible under the commission’s rules; reiterated that it is misleading to represent discretionary line item charges in any manner that suggests such line items are taxes or charges required by the government; and clarified that the burden rests upon the carrier to demonstrate that any line item that purports to recover a specific governmental or regulatory program fee conforms to the amount authorized by the government to be collected. The Second Report and Order also preempted the states from requiring or prohibiting the use of line items in CMRS billing.

NASUCA and the National Association of State Regulatory Commissioners appealed the Second Report and Order to the 11th Circuit Court of Appeals. In its opinion, the court rejected the FCC’s reasoning and unanimously vacated the Second Report and Order. While the court’s ruling means that the states may now require or prohibit line items on CMRS billing, it is unclear if the court’s order has also vacated the FCC’s application of its Truth in Billing rules to CMRS carriers. Unless Congress enacts legislation to preempt the states from prohibiting or requiring line items in CMRS billing, the wireless industry may face increased costs in complying with new state billing requirements.

Outage Reporting.  In August 2004, the FCC adopted regulations that require all telecommunications carriers, including us, to report outages to the FCC. This requirement affects the manner in which we track and gather data regarding system outages and repair outages.

Matters Specific to Our Puerto Rico Operations.  Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996, or the Puerto Rico Act, was intended to open the Puerto Rico telecommunications market to competition. Among other things, it established the Telecommunications Regulatory Board of Puerto Rico, or TRB, which was given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers.

Following litigation with PRTC in fiscal 2002, PRTC was ordered by the TRB to use our local calling areas to determine whether a landline call between PRTC and us is rated as local or toll for purposes of intercarrier compensation. In November 2004, our wireline operations consolidated their 14 calling zones into one zone, thereby eliminating all long distance charges for their customers for calls within Puerto Rico. In March 2005, PRTC announced that it too would eliminate intra-Puerto Rico long distance charges as of July 1, 2005. However, the TRB initiated a tariff review process that delayed the implementation of this plan until January 1, 2006, and PRTC subsequently withdrew its proposal in February 2006.

Increased competition in Puerto Rico has put pressure on Centennial to become more aggressive in pricing plans and product offerings, which in turn has added to our interconnection requirements. In May 2005, we concluded the arbitration of a new interconnection agreement with PRTC. The final agreement was approved by the TRB, and became effective as of June 7, 2005. The new agreement reflects our position that our local calling areas should determine whether a landline call between the incumbent carrier and us is rated as local or toll for purposes of intercarrier compensation. Because we have a single, island-wide local calling area, all landline calls within Puerto Rico will be treated as local, which has the effect of lowering our costs by reducing the amount of access charges we would otherwise owe to PRTC. PRTC has subsequently appealed the TRB’s decision and the matter is still pending. In addition, the agreement affirms our right to use our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us, as well as the right to use our interconnection network to provide transport services to third party carriers, including wireless carriers. The agreement also confirms our right to resell our landline services to third parties, like VoIP providers, and to include the listings of such entities’ end users in PRTC’s telephone directories.

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

In addition, the law created a governing body to regulate telecommunication activities. This body is referred to as the Dominican Institute of Telecommunications, or Indotel. Indotel is headed by a five-member council, which includes a representative from the telecommunications industry. Indotel has control over all frequency bands and channels of radio transmission and communications within the country and over its jurisdictional water. We believe that this legislation, combined with technological advances and the sustained growth of private investment, will significantly contribute to the development of the telecommunications sector in the Dominican Republic.

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

On April 11, 2003, we negotiated new interconnection agreements for domestic interconnection with all Dominican carriers, in compliance with the interconnection regulation enacted by Indotel in June 2002. These agreements were approved and ratified by Indotel’s Executive Council. In compliance with the terms and conditions of the interconnection agreements, all concessionaries participated in the bi-annual review of the access charges and agreed to some adjustments that were rejected by Indotel. Instead, Indotel ordered that the existing access charges remain in place until 2007.

We operate in the Dominican Republic under a concession that previously belonged to International Telephone & Telegraph, and dates back over 100 years. After several modifications, the Concession’s latest version dates to 1996, when a new twenty-year term was awarded to our subsidiary, Centennial Dominicana. The concession contract also provides that Centennial Dominicana may construct and operate all types of telecommunications services in the Dominican Republic.

U.S. Virgin Islands

Our FCC license for Puerto Rico also covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act, and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state. In 2005, the Public Utility Commission of the U.S. Virgin Islands declined jurisdiction over our petition to become an ETC there. Pursuant to FCC rules, we then filed our ETC petition with the FCC, where it is now pending.

Employees

We had approximately 3,400 employees as of May 31, 2006. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors

Investors in our securities should carefully consider the risks described below and other information included in this report. Our business, financial condition or consolidated results of operations could be materially adversely affected by any of these risks, and the trading price of our securities could decline due to any of these risks. Investors in our securities could lose all or part of their investment as a result of any such decline. This report also contains forward-looking statements that involve risks and uncertainties; please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.

Risks Relating to Our Business and Our Industry

We operate in a very competitive business environment, which may result in the loss of existing customers and our inability to attract new customers.

Our principal business, wireless telephone service, is highly competitive. In the United States, we usually compete against four or five other wireless carriers in the markets we serve. Additional operators have continued to build out their networks in our service areas and we expect this trend to continue. In Puerto Rico, we compete against five other wireless carriers and in the Dominican Republic we compete against three other wireless carriers. Additional competitors may enter any of our markets in the future. Many of our existing competitors are larger than we are, hold licenses for more spectrum than we do, have greater financial resources than we do, are less leveraged than we are and have more extensive coverage areas than we do. Consolidation in the wireless industry has created and may continue to create even stronger competitors. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services we do not offer, including the two-way radio dispatch, or “push-to-talk” feature which allows subscribers to talk to each other instantly with a single push of a button, and certain 3G technologies, which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow. In addition, the mergers of Cingular and AT&T Wireless and Sprint and Nextel as well as the entry of mobile virtual network operators, such as Virgin Mobile and Mobile ESPN, have intensified the competitive environment in our markets. In addition, new communications technologies such as Wi-Fi, Wi-Max satellite services and VoIP are being developed and deployed which will increase competition. Furthermore, the FCC intends to auction off new wireless spectrum in August 2006 and thereafter, which may lead to additional competition from new entrants, including non-traditional telecommunications carriers such as cable television companies. With so many companies targeting many of the same customers, we may not be able to successfully retain our existing customers and attract new customers and as a result grow our customer base and revenue.

Market prices for wireless services may continue to decline in the future.

Market prices for wireless services have declined over the last several years and may continue to decline in the future due to increased competition. We may be unable to maintain or improve our ARPU. We expect significant competition among wireless providers to continue to drive service and equipment prices lower, which has been intensified by wireless number portability, and may lead to increased churn. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including offering more minutes and free long distance and roaming services. A continued decline in market prices could adversely affect our revenues, which would have a material adverse effect on our financial condition and consolidated results of operations and our ability to service our indebtedness.

Our failure to successfully develop and incorporate wireless data services into our service offerings may have a material adverse effect on our financial and operational results.

Wireless data services are increasingly becoming a meaningful component of many wireless carriers’ strategies and financial results. Many of the national wireless carriers have invested (and will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, revenue from new data services helps offset some of the ARPU decline caused by lower prices for voice service. Similarly, as customers increasingly demand wireless data services as part of the core feature set for their phones, the failure to offer such services could reduce sales and increase churn. Currently, in some of our markets, our wireless data offerings are not as robust as those offered by some of our competitors and may never be. If we are unable to successfully incorporate wireless data services, including certain 3G technologies, into our service offerings, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that there will be widespread demand for advanced wireless data services, that revenues from data services will be significant, that we can provide such services on a profitable basis or that vendors will develop and make available popular applications and handsets with features, functionality and pricing desired by customers.

Roaming revenue represented 8.7% of fiscal 2006 consolidated revenue and is likely to decline in the future. Significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations.

We earn a portion of our revenue from agreements with other wireless communications providers whose customers enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2006, our operations recorded $81.9 million of roaming revenue. Roaming revenue accounted for approximately 8.7% of our consolidated revenue for fiscal 2006. Cingular Wireless is our single largest roaming partner and accounted for approximately $64.5 million of our roaming revenue in fiscal 2006. Additionally, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. As our roaming partners continue to build out their networks in our service areas, we would expect them to limit the ability of their subscribers to roam on our network. The loss of this roaming traffic could have a material adverse affect on our consolidated results of operations. In addition, our roaming partners may terminate their roaming agreements with us under certain circumstances. Accordingly, our roaming agreements may be terminated or renegotiated on less favorable terms. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue. While roaming revenue increased in fiscal 2006 as compared to fiscal 2005, we expect roaming revenues to decline over the long term and significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations. We expect U.S. wireless roaming revenue to decline approximately $20 million during fiscal 2007.

Our failure to maintain roaming arrangements could have a material adverse effect on our ability to provide service to our customers who travel outside our coverage area.

Our roaming arrangements enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers regional and national rate plans that include areas for which we do not own wireless licenses. If we are not able to maintain roaming agreements with other wireless carriers on favorable terms or at all, we may no longer be able to offer these regional and national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. While certain of our roaming agreements require other carriers’ customers to use our network when roaming, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether, which could have a material adverse effect on our consolidated results of operations.

Our failure to grow subscribers could have a material adverse effect on our financial performance.

We launched wireless service in Grand Rapids and Lansing, Michigan in May 2005. While we believe the launch of our wireless service in these new markets contributed to our growth in subscribers in U.S. Wireless during fiscal 2006, those markets are highly competitive, with up to six competitors each, and there can be no assurance that customers will choose our products and services over our competitors’ products and services in the future. If we are unable to continue to attract new subscribers in these new and surrounding markets, our U.S. wireless operations may not be able to continue to grow its customer base, which would have a material adverse effect on our financial condition and consolidated results of operations. In addition, during fiscal 2006, we were unable to grow our postpaid subscribers in Puerto Rico at the same rate as in prior years. Our failure to increase the growth of our postpaid subscribers in Puerto Rico could have a material adverse effect on our financial condition and results of operations.

If we are unable to effectively manage churn, our business may be adversely affected.

The wireless industry is extremely competitive. Among other things, the wireless industry is characterized by a high rate of churn. Churn can be the result of several competitive factors, including price, service offerings, network coverage, reliability issues and customer care concerns. Efforts to reduce churn often increase costs as we offer incentives to customers to remain users of our wireless services. A high rate of churn could adversely affect our consolidated results of operations because we would lose revenue and because the cost of adding a new subscriber, which generally includes a handset subsidy and/or a commission expense, is a significant factor in our profitability. As a result, churn may reduce our revenue and increase our costs.

Wireless number portability may increase churn and increase our marketing costs.

Pursuant to FCC requirements, wireless carriers began providing wireless number portability in 100 designated markets on November 24, 2003 and began to do so in all other markets in May 2004. Wireless number portability allows customers to keep their wireless phone numbers when switching between service providers. Wireless number portability makes it more convenient for customers to change wireless service providers and therefore could cause churn to increase significantly. We believe wireless number portability has increased price competition and we expect it to continue to do so. As a result of wireless number portability, we have been, and may continue to be, required to grant promotional credits, subsidize product upgrades, and reduce pricing to match competitors’ initiatives in an effort to retain and attract customers.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. In addition, the telecommunications industry in the Dominican Republic is similarly subject to regulation and change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our business and results of our operations. Also, there have been indications that Congress may substantially revise parts of the 1996 Act in the next few years, including with respect to the amounts we pay into, and receive from, USF. We cannot predict what effect any new legislation will have on our businesses.

The FCC, which has jurisdiction over our operations in the United States, Puerto Rico and the U.S. Virgin Islands, and state regulatory agencies continue to issue rules implementing the requirements of the 1996 Act. These rules include the obligation of incumbent telephone companies to allow other carriers to connect to their network by reasonable means at rates based on cost. The interpretation and implementation of these and other provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be subject to regulatory proceedings and litigation and may have a material adverse effect on our business.

CPROC is also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are not cost based. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business.

Furthermore, the rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions to attempt to more closely regulate certain practices by the wireless industry, including in areas such as customer billing, terminations of service arrangements, sales practices, handling of customer call records, privacy, advertising and filing of “informational” tariffs. In addition, many states and local governments have imposed and are considering imposing additional regulations and taxes on wireless services. These regulations and taxes have imposed and will continue to impose increased costs on us and may adversely affect our business. Further, federal or state governments, the government of the Commonwealth of Puerto Rico or the government of the Dominican Republic could adopt regulations or take other actions that might have a material adverse effect on our business. We are subject to location and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. The FCC has also required wireless carriers to transmit 911 calls and provide the location of the 911 callers with an increasingly narrow geographic tolerance. We have applied for a waiver of a 911 requirement that would apply on December 15, 2005. There can be no assurance that we will receive the waiver and we may be subject to penalties and other enforcement actions. Also, in August 2005, the FCC initiated a proceeding to review the rules governing roaming services. We cannot predict the impact on us of any changes in the roaming rules. These changes could materially and adversely affect our business prospects, operating results and ability to service our debt.

The loss of our licenses would adversely affect our ability to provide wireless and broadband services.

In the United States, cellular, PCS, and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years from 2006 to 2013. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless number portability may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

We face rapid and significant changes in technology. In particular, the wireless telecommunications industry is experiencing significant technological changes, including:

•	migration to 3G services, which may require the purchase of licenses for additional spectrum;

•	evolving industry standards;

•	the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

•	ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

•	changes in end-user requirements and preferences; and

•	development of data and broadband capabilities.

For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, two-way radio dispatch, or “push-to-talk” technology, has become increasingly popular as it allows subscribers to save time on dialing or making a connection to a network. The most popular push-to-talk feature is offered by Sprint Nextel Corp. However, Verizon Wireless, Cingular, ALLTEL and others offer push-to-talk services as well. Each of these companies competes with us in many of our wireless markets. Other wireless providers are testing systems that would allow them to offer a form of push-to-talk technology to their subscribers. We do not currently offer a push-to-talk service. Calls using this technology tend to be shorter and less expensive than traditional wireless telephone service. As demand for this service continues to grow, and if other wireless providers in our service areas succeed in implementing forms of push-to-talk technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

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

We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Like others in the industry, we are uncertain about the extent of customer demand despite improvements in technology as well as the extent to which airtime and monthly access rates may continue to decline. Also, alternative technologies may be developed that provide wireless communications service or alternative service superior to that available from us. Rapid changes in technology in our market may adversely affect our business. To accommodate next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase licenses for additional spectrum. We may be unable to gain access to this spectrum at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with wireless carriers offering these new technologies.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks, Ericsson, Inc. and Lucent Technologies, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis or at all. In addition, if key suppliers or contractors fail to comply with their contracts, fail to meet performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted.

If we lose our senior management, our business may be adversely affected.

The success of our business is largely dependent on our executive officers, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we may be unable to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and consolidated results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

In general, we do not manufacture any of the equipment used in our telecommunications businesses and do not own any patents. Accordingly, we purchase the infrastructure equipment and handsets used in our business from third parties and obtain licenses to use the associated intellectual property Telecommunications technologies are protected by a wide variety of patents and other intellectual property rights. As a result, third parties may assert infringement claims from time to time against us (or our suppliers) based on the way we use these technologies in our business. To protect us against possible infringement claims, we may have indemnification agreements with the manufacturers and suppliers that provide us with the equipment and technology we use in our business. However, we do not always have such agreements in place and, even if we have such agreements in place, we may not be fully protected against all losses associated with infringement claims. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.

Business, political, regulatory and economic factors and severe weather may significantly affect our operations and hurt our overall performance.

Our business is dependent on the business and economic conditions as well as consumer spending in the areas in which we operate, particularly in the Caribbean. If existing economic conditions in the Caribbean were to deteriorate, the market for wireless or other communications services in the Caribbean may be disproportionately and adversely affected due to the generally lower per capita income in the Caribbean as compared to the United States. This deterioration would also have an adverse effect on our business in the Caribbean and, because our Puerto Rico operations contribute significantly to our financial performance, on our overall financial condition and consolidated results of operations. Specifically, during fiscal 2006, the government of Puerto Rico had a fiscal budget crisis that forced the shutdown of the government for several days. This had an adverse impact on our business in Puerto Rico. In addition, during fiscal 2007, the government in Puerto Rico intends to implement a new sales tax. We believe this new tax will be applicable to telecommunications services and could have an adverse effect on our business.

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

Any change in Puerto Rico’s political status with the United States, or the ongoing debate about such status, could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot assure you that such changes will not materially adversely affect our business and consolidated results of operations. In addition, the economy of the Caribbean area is highly dependent on tourism. If the tourism industry declines, in particular as a result of the threat of terrorism, it could have a material adverse effect on our business.

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

Our USF may be reduced or eliminated.

During fiscal 2006, we received approximately $40.6 million in payments from the federal USF in connection with our operations in Louisiana, Michigan, Indiana, Mississippi and Puerto Rico, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. Accordingly, we may not receive any USF in the future. Loss of USF revenues could adversely affect our consolidated results of operations.

Wireless devices may pose health and safety risks, and driving while using a wireless phone may be prohibited; as a result, we may be subject to new regulations, and demand for our services may decrease.

The perceived safety risk associated with the use of a wireless device while driving may adversely affect our consolidated results of operations. Studies have indicated that using wireless devices while driving may impair a driver’s attention. The U.S. Congress has proposed legislation that would seek to withhold a portion of federal funds from any state that does not enact legislation prohibiting individuals from using wireless telephones while driving motor vehicles. In addition, many state and local legislative bodies have passed and proposed legislation to restrict the use of wireless telephones while driving motor vehicles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, these concerns and this legislation may discourage use of our wireless devices and decrease our revenue from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any or all of these results, if they occur, could have a material adverse effect on our consolidated results of operations and financial condition.

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

Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support system to accommodate anticipated new customers and the related increase in usage of our network. Our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. In particular, our postpaid subscribers in the Caribbean used an average of 1,400 minutes during the three months ended May 31, 2006, as compared to 1,309 minutes during the three months ended May 31, 2005. Our postpaid subscribers in the United States used an average of 831 minutes during the three months ended May 31, 2006, as compared to 643 minutes for the same period in 2005. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business.

The network capacity plan relies on:

•	the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum if required; and

•	the ability to obtain the capital to expand and upgrade our network.

In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand quickly enough to keep up with customer growth, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

We rely heavily on our networks and the networks of other telecommunications providers to support all of our services. We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunications failures, computer viruses, natural disasters, unauthorized access and other disruptions. Should we experience a prolonged or severe system failure, our customers may choose a different provider, our reputation may be damaged and our consolidated results of operations may be adversely affected.

Risks Related to Our Capital Structure

Our substantial debt obligations could impair our liquidity and financial condition.

We are a highly leveraged company. At May 31, 2006, we had approximately $2.1 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2006 was $191.6 million. Capital expenditures were approximately $145.5 million for fiscal 2006.

Our substantial debt service obligations could have important consequences to you, including the following:

•	limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements or other purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the industry;

•	reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	increasing our vulnerability to interest rate increases as a portion of the borrowings under our $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”) and certain of our other indebtedness are at variable interest rates; and

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are.

The term loan portion of the Senior Secured Credit Facility, which on May 31, 2006 had $550.0 million outstanding, matures in 2011, with two equal installments of $275.0 million owing in August 2010 and February 2011. Our 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”) require repayment of $500.0 million of principal in 2013, our senior notes due 2013 (the “2013 Senior Holdco Notes”) require repayment of $550.0 million of principal in 2013, and our 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”) require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay all of this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all. Additionally, the terms of the Senior Secured Credit Facility currently provide that, if we are unable to refinance the outstanding aggregate principal amount of our 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) six months prior to their maturity on December 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

Despite current indebtedness levels, Centennial and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the indentures governing the 2008 Senior Subordinated Notes, the 2013 Senior Notes and the 2014 Senior Notes, as well as the terms of the Senior Secured Credit Facility, limit, but do not prohibit, the incurrence of additional indebtedness by us and our subsidiaries. In addition to the approximately $150.0 million available under the revolving credit facility portion of the Senior Secured Credit Facility, in certain circumstances, the terms of the Senior Secured Credit Facility provide that available borrowings may be increased by up to $250.0 million through one or more additional term loan or revolving credit facilities. The more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service obligations and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Gross interest expense for fiscal 2006 was approximately $169.1 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Accordingly, it is possible that our business will not generate sufficient cash flow from operations, or that future borrowings will not be available to us under the Senior Secured Credit Facility to enable us to pay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facility and our outstanding notes, on commercially reasonable terms or at all.

Without such refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The Senior Secured Credit Facility and the indentures governing our other outstanding indebtedness limit our and our subsidiaries’ ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, the Senior Secured Credit Facility is secured by substantially all of our assets. Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

The Senior Secured Credit Facility requires us to maintain certain financial ratios, and the Senior Secured Credit Facility and the indentures governing our other outstanding indebtedness contain covenants that, among other things, restrict our and our subsidiaries’ ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:

•	incur additional debt;

•	create liens or negative pledges with respect to our assets;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock, including distributions from subsidiaries to Centennial;

•	make investments, loans or advances or other forms of payments;

•	prepay or defease specified indebtedness;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.

Any failure to comply with the restrictions of the Senior Secured Credit Facility or the indentures governing our other outstanding indebtedness, or certain current and any subsequent financing agreements may result in an event of default under the Senior Secured Credit Facility or the indentures governing our other outstanding indebtedness. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

We have a substantial amount of secured indebtedness and our secured creditors would have a prior secured claim to any collateral securing the debt owed to them.

In connection with the incurrence of indebtedness under the Senior Secured Credit Facility, the lenders received a pledge of all of the equity of CCOC, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, including CPROC, and that of its existing and future direct and indirect subsidiaries (but not to exceed 65% of the voting stock of certain foreign subsidiaries). Additionally, the lenders under our Senior Secured Credit Facility will generally have a lien on all of the assets of CCOC and these subsidiaries, including CPROC. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the Senior Secured Credit Facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness.

Future sales of our common stock may depress the market price of our common stock.

If our stockholders sell substantial amounts of our common stock in the public market, or if it is perceived that such sales could occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. We have entered into a registration rights agreement with the Welsh Carson investors, The Blackstone Group investors and certain other stockholders. Currently, these stockholders collectively have approximately 17 million shares registered for resale under a shelf registration statement and have filed to register an additional 51 million shares. The registration rights agreement provides, among other things, that holders of a majority of the outstanding shares of common stock held by either of the Welsh Carson investors or The Blackstone Group investors may request that we register all or any portion of the shares they then hold and assist with takedowns from the shelf registration statement. If the Welsh Carson investors or The Blackstone Group investors sell substantial amounts of our common stock in the public market, or if it is perceived that such sales could occur, the market price of our common stock could fall.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2006, the market price of our common stock ranged from $5.54 to $16.99 per share. In January 2006, we paid a special cash dividend of $5.52 per share, and the market price for our common stock was adjusted accordingly. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the prices which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the prices at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

A group of affiliated stockholders controls the voting power and our Board of Directors and may have interests adverse to the interests of the other holders of our common stock.

Welsh Carson, certain of its affiliates and affiliates of The Blackstone Group collectively hold approximately 77% of our outstanding shares of common stock. Accordingly, these equity investors, directly or indirectly, control our company and have the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of all or substantially all of our assets. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of your investment. These equity investors may make decisions that are adverse to the interests of other holders of our securities.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

The NASDAQ Stock Market, Inc. has established rules with respect to certain corporate governance matters, including requirements for a board consisting of a majority of independent directors, executive sessions of independent directors and independent audit, compensation and nominating committees, among others. Any company of which more than 50% of the voting power is held by an individual, group or another company, or a “controlled company,” is exempt from certain of these requirements. The Welsh Carson investors currently own more than a majority of our outstanding common stock, and therefore we qualify for and rely on certain of these exemptions. As a result, if we were no longer considered a “controlled company,” we may not be in compliance with all of NASDAQ’s corporate governance standards. Accordingly, you may not have the same protections afforded to security holders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located at 3349 Route 138, Wall, New Jersey 07719, where we lease approximately 34,000 square feet of office space. In addition, our U.S. wireless headquarters is based in Ft. Wayne, Indiana, where we lease approximately 51,000 square feet of office space. Our Puerto Rico operations are headquartered in the greater San Juan, Puerto Rico area, where we lease an office building with approximately 95,000 square feet of office space. Our Dominican Republic operations are headquartered in Santo Domingo, where we lease approximately 26,000 square feet of office space. In addition, we lease and own locations for customer call centers, switching offices, retail stores, local administrative offices, microwave sites and cell sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003, in state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. The decision of the court with respect to certification is still pending. In 2006, a new judge was assigned to the case. Damages payable by us could be significant, although we do not believe that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In 2001, our Dominican Republic subsidiary, AACR, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by AACR in the Dominican Republic. Subsequently, ITI counterclaimed against AACR claiming that AACR breached the traffic termination agreement and is claiming damages in excess of $20.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next twelve months. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2006.

Directors and Executive Officers of Centennial

Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has nine directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.

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

Name	Age	Position

Michael J. Small	48	Chief Executive Officer and Director
Thomas J. Fitzpatrick	48	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	53	President, U.S. Wireless Operations
Carlos T. Blanco	50	President, Puerto Rico Operations
Thomas R. Cogar, Jr.	49	Executive Vice President, Chief Technology Officer — Caribbean Operations
Francis P. Hunt	42	Senior Vice President, Controller
Tony L. Wolk	39	Senior Vice President, General Counsel and Secretary
Thomas E. McInerney	64	Chairman, Board of Directors
Anthony J. de Nicola	42	Director
James R. Matthews	39	Director
James P. Pellow	44	Director
Raymond Ranelli	58	Director
Robert D. Reid	33	Director
Scott N. Schneider	48	Director
J. Stephen Vanderwoude	62	Director

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

Thomas J. Fitzpatrick has served as Executive Vice President, Chief Financial Officer of Centennial since August 2002. Prior to joining Centennial, from 2001 to 2002, Mr. Fitzpatrick was Senior Vice President and Chief Financial Officer of ICG Commerce, a privately held Internet procurement services provider. From 2000 until 2001, he was Chief Financial Officer of Digital Access Inc., a broadband services provider. Prior to 2000, Mr. Fitzpatrick was Chief Financial Officer of publicly-traded companies in the information technology industry and Vice President with Bell Atlantic Corporation (now Verizon).

Phillip H. Mayberry has served as President, U.S. Wireless Operations of Centennial since January 1999 and was Senior Vice President — Operations since December 1994. He served as Vice President, Operations of Centennial from April 1990 to December 1994. From March 1989 to April 1990, Mr. Mayberry was a Vice President and General Manager of Metro Mobile CTS, Inc., a cellular telephone company.

Carlos T. Blanco has served as President, Puerto Rico Operations since September 2005. Prior to joining Centennial, from 2003 to 2005 Mr. Blanco was Chief Operating Officer for Telefonica Moviles de Venezuela, an operation with over 5 million customers, where he oversaw customer service, engineering, network operations and sales. Prior to his tenure at Telefonica, from 1997 to 2003, Mr. Blanco was Chief Executive Officer, Bellsouth Ecuador, responsible for strategy development and execution for a 700,000 customer wireless operation. From 1997 to 2000, he also served as Chief Operating Officer, Bellsouth Ecuador where he lead the customer service, marketing, network and sales organizations. Prior to Bellsouth Ecuador, from 1977 to 1997, Mr. Blanco’s telecommunications experience included various sales, marketing and independent consulting roles for global telecommunications equipment vendors.

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

Thomas E. McInerney has served as a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of Savvis, Inc., along with Mr. Pellow, and he is also a director of ITC DeltaCom Inc. and several private companies. Mr. McInerney is also a member of the Board of Trustees of St. John’s University.

Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of Windstream Communications, R.H Donnelley, Inc., ITC DeltaCom Inc. and several private companies.

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

Raymond Ranelli has been a director of Centennial since September 2004. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 25 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Hawaiian Telecom Communications, Inc., Ameripath Inc. and United Components, Inc.

Robert D. Reid has served as a director of Centennial since February 2004. He also served as a director of Centennial from March 2001 to July 2001. He is a Principal of The Blackstone Group, L.P. and has been with The Blackstone Group since 1998. Mr. Reid is also a director of Extended Stay America.

Scott N. Schneider has been a director of Centennial since January 2005. He was previously President and Chief Operating Officer of Citizens Communications Company from 2002 to 2004 and has held various executive positions at Citizens since 2000. Prior to joining Citizens, Mr. Schneider was Chief Financial Officer and a member of the Board of Directors of Century Communications, where he worked from 1991 to 1999. Mr. Schneider also served as Chief Financial Officer, Senior Vice President and Treasurer and a member of the Board of Directors of Centennial from 1991 to 1999.

J. Stephen Vanderwoude has been a director of Centennial since October 1999. Since 1996, he has been Chairman and Chief Executive Officer of Madison River Telephone Company LLC, a company that acquires and operates rural telephone companies. Previously he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He formerly was President and Chief Operating Officer and a director of Centel Corporation, and president of the local telecommunications division of Sprint Nextel Corp.

Audit Committee

The current members of our Audit Committee are James P. Pellow (chairman), J. Stephen Vanderwoude and Raymond Ranelli.

Compensation Committee

The current members of the compensation committee are Thomas E. McInerney, Anthony J. de Nicola and Robert D. Reid.

Code of Conduct

We have adopted a written code of conduct applicable to directors, officers and employees. Our code of conduct is available on our investor relations website at www.ir.centennialwireless.com. If we make any substantive changes to our code of conduct, or grant any waiver from a provision of the code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose such events on our website.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has been traded on the Nasdaq Global Select Market (previously known as the Nasdaq National Market) under the symbol “CYCL” since December 3, 1991. The following table sets forth the daily high and low sales prices for our common stock as reported by the Nasdaq Global Select Market during each quarter for the periods indicated.

Year Ended May 31, 2005	High	Low

First Quarter	$7.35	$4.69
Second Quarter	7.10	5.15
Third Quarter	11.89	6.61
Fourth Quarter	14.04	10.10

Year Ended May 31, 2006	High	Low

First Quarter	$15.50	$11.73
Second Quarter	16.20	11.57
Third Quarter(1)	16.99	7.52
Fourth Quarter	7.99	5.54

Year Ended May 31, 2007	High	Low

First Quarter (through August 1, 2006)	$6.59	$5.03

(1)	In January 2006, we paid a special cash dividend of $5.52 per share.

As of August 1, 2006 there were 105,283,751 shares issued and 105,213,248 shares outstanding and 127 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividend Policy

Other than the special dividend paid on January 5, 2006, we have not paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our Senior Secured Credit Facility and the indentures governing our other indebtedness restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, to service our debt, and for general corporate purposes. No dividends can be paid on our common stock without the approval of our controlling stockholders. Because Centennial Communications Corp. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Sales of Unregistered Securities and Repurchases

There were no sales of unregistered equity securities or purchases of its common stock made by the Company in fiscal 2006.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2006 and the selected balance sheet data as of May 31, 2006 and 2005 have been derived from our Consolidated Financial Statements included elsewhere herein.

The selected consolidated financial data as of May 31, 2004, 2003 and 2002 and for the years ended May 31, 2003 and 2002 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC, adjusted to present the classification of Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), the Company’s previously held cable television business in Puerto Rico, as a discontinued operation as discussed in Note 2 to the Consolidated Financial Statements.

The following information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere herein.

See Note 3 of the Consolidated Financial Statements contained in this report regarding acquisitions and dispositions and the effect of such acquisitions and dispositions on the comparability of our historical Consolidated Financial Statements.

	Fiscal Year Ended May 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands
	except per share and per customer data)

Consolidated Statement of Operations Data(1)
Revenue:
Service revenue	$905,686	$852,869	$749,790	$674,396	$647,690
Equipment sales	40,042	29,558	30,978	27,462	23,101

Total revenue	945,728	882,427	780,768	701,858	670,791

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	200,159	166,050	143,189	135,528	151,487
Cost of equipment sold	112,806	94,331	86,071	70,876	56,760
Sales and marketing	101,657	95,977	88,960	89,333	102,505
General and administrative	169,033	159,708	148,610	125,059	128,643
Strategic alternatives/recapitalization costs	19,336	—	—	—	—
Depreciation and amortization	134,469	202,053	118,124	116,169	126,859
Loss on impairment of assets	—	—	—	24,338 (2)	33,985 (3)
(Gain) loss on disposition of assets	(278)	(14,462)	641	(1,441)	119

Total costs and expenses	737,182	703,657	585,595	559,862	600,358

Operating income	208,546	178,770	195,173	141,996	70,433
Interest expense — net	(163,667)	(145,041)	(162,922)	(145,512)	(150,765)
Loss on extinguishment of debt	(750)	(9,052)	(39,176)	—	—
Other (expense) income	(731)	(2,500)	36	(1,045)	96

Income (loss) from continuing operations before income tax (expense) benefit, minority interest in (income) loss of subsidiaries and income from equity investments	43,398	22,177	(6,889)	(4,561)	(80,236)
Income tax (expense) benefit	(23,518)	(2,154)	(9,585)	(9,657)	7,945

	Fiscal Year Ended May 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands
	except per share and per customer data)

Income (loss) from continuing operations before minority interest in (income) loss of subsidiaries and income from equity investments	19,880	20,023	(16,474)	(14,218)	(72,291)
Minority interest in (income) loss of subsidiaries(4)	(784)	(934)	(627)	(489)	780
Income from equity investments(5)	1,083	540	143	192	564

Income (loss) from continuing operations	20,179	19,629	(16,958)	(14,515)	(70,947)

Discontinued operations:
Income (loss)	—	2,767	(8,967)	(176,692)	(13,525)
Gain on disposition	100	62,573	—	—	—
Tax (expense) benefit	(35)	(59,348)	3,133	79,561	4,835

Net income (loss) from discontinued operations	65	5,992	(5,834)	(97,131)	(8,690)

Net income (loss)	$20,244	$25,621	$(22,792)	$(111,646)	$(79,637)

Other Consolidated Data(1)
Net cash provided by operating activities	$191,568	$193,501	$205,174	$192,526	$114,244
Net cash used in investing activities	$(144,471)	$(14,429)	$(130,488)	$(108,015)	$(224,605)
Net cash (used in) provided by financing activities	$(85,033)	$(158,356)	$(35,130)	$(45,834)	$120,887
Capital expenditures	$145,502	$170,687	$127,716	$123,564	$198,377
Total debt less cash and cash equivalents(6)	$2,040,169	$1,486,289	$1,662,154	$1,686,946	$1,769,366
Earnings (Loss) Per Share Data(1)
Basic
Earnings (loss) per share from continuing operations	$0.19	$0.19	$(0.17)	$(0.15)	$(0.75)
Earnings (loss) per share from discontinued operations	0.00	0.06	(0.06)	(1.02)	(0.09)

Net income (loss) per share	$0.19	$0.25	$(0.23)	$(1.17)	$(0.84)

Diluted
Earnings (loss) per share from continuing operations	$0.19	$0.19	$(0.17)	$(0.15)	$(0.75)
Earnings (loss) per share from discontinued operations	0.00	0.05	(0.06)	(1.02)	(0.09)

Net income (loss) per share	$0.19	$0.24	$(0.23)	$(1.17)	$(0.84)

Basic weighted-average shares outstanding	104,644	103,477	99,937	95,577	95,221
Diluted weighted-average shares outstanding	107,318	105,217	99,937	95,577	95,221
Segment Data U.S. Wireless(1)
Revenue	$444,359	$399,030	$370,200	$355,629	$350,726
Adjusted operating income(7)	$160,634	$167,713	$149,488	$161,122	$147,668
Subscribers(6)	648,000	586,000	563,000	540,900	540,300
Postpaid churn(8)	1.9%	2.1%	1.9%	1.9%	2.2%
Penetration(9)	7.0%	6.3%	9.1%	8.8%	8.8%

	Fiscal Year Ended May 31,
	2006	2005	2004	2003		2002
	(dollar amounts in thousands
	except per share and per customer data)

Monthly revenue per average wireless customer(10)	$65	$61	$56	$55		$56
Roaming revenue	$79,424	$56,810	$54,303	$77,632		$92,584
Capital expenditures	$58,375	$74,720	$46,882	$44,211		$30,664
Caribbean Operations(1)
Wireless revenue	$369,778	$355,185	$306,212	$262,052		$236,339
Broadband revenue	$145,219	$139,887	$116,662	$94,179		$91,356
Wireless adjusted operating income(7)	$136,002	$139,636	$119,063	$94,389		$76,527
Broadband adjusted operating income(7)	$65,437	$59,012	$46,900	$29,644		$7,201
Wireless subscribers(6)	739,200	658,800	496,200	398,600	(11)	366,500
Postpaid churn(8)	2.9%	2.4%	2.4%	2.7%		2.6%
Penetration(9)	5.7%	5.1%	3.8%	3.1%		2.4%
Monthly revenue per average wireless customer(10)	$43	$52	$57	$58		$62
Fiber route miles(6)	1,270	1,177	1,106	890		822
Capital expenditures	$87,127	$95,967	$80,834	$79,353		$167,713
Balance Sheet Data(1)
Intangible assets, net	$483,449	$484,776	$474,331	$480,338		$444,133
Total assets	$1,435,893	$1,446,740	$1,539,647	$1,456,505		$1,612,991
Long-term debt and capital lease obligations	$2,135,053	$1,619,109	$1,767,866	$1,752,439		$1,799,329
Stockholders’ deficit	$(1,064,859)	$(518,432)	$(548,641)	$(567,343)		$(459,423)

(1)	All financial and operational data includes the historical results of Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(2)	Fiscal 2003 net loss includes a non-cash charge of $24,338 to reduce the carrying value of certain of our undersea fiber-optic cable assets.

(3)	Fiscal 2002 net loss includes a charge of $33,985 relating to impairment on our Jamaica wireless operation, Centennial Digital Jamaica, which was disposed of in August 2002, and non-Caribbean undersea fiber-optic cable assets.

(4)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(5)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(6)	As of year-end.

(7)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(8)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(9)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(10)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

(11)	Reflects a reduction of 30,200 subscribers in fiscal 2003 resulting from the sale of Centennial Digital Jamaica in August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Executive Overview

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.4 million wireless customers and approximately 337,700 access line equivalents in markets covering over 21 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband services to business and residential customers.

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

Management’s Summary

Our vision is to be the premier regional provider of telecommunications services, by tailoring the ultimate customer experience in the markets we serve. We deliver our tailored approach to serving local markets through our local scale and knowledge, which has led to a strong track record of success.

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

In the Caribbean region, we offer wireless and broadband communications services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For the fiscal year ended May 31, 2006, we derived approximately 84% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the fiscal year ended May 31, 2006, approximately 93% of our wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that we believe is unique and valued by the customers in our various markets. Further, through our tailored approach, we target high quality (high ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.

Our capital expenditures for fiscal 2006 were as follows:

	Fiscal Year Ended	% of Total Capital
	May 31, 2006	Expenditures
	(dollar amounts in thousands)

U.S. Wireless	$58,375	40.1%
Caribbean Wireless	58,481	40.2
Caribbean Broadband	28,646	19.7

Total capital expenditures	$145,502	100.0%
Capitalized phones in Puerto Rico (included above in Caribbean Wireless)	$20,138
Property, plant and equipment, net at May 31, 2006	$644,059

Our business strategy also requires that our networks are of the highest quality in all our locations. Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. In the Caribbean, these investments were used to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to complete the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean Broadband network infrastructure.

In our Puerto Rico wireless operations, we sell or loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone we loan to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate generally accepted accounting principles, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net gain (loss) — wireless subscribers

•	ARPU (including roaming revenue)

•	Roaming revenue

•	Penetration — total wireless

•	Postpaid churn — wireless

•	Prepaid churn — Caribbean wireless

•	Average monthly minutes of use per wireless customer

•	Data revenue per average wireless subscriber

•	Fiber route miles — Caribbean broadband

•	Switched access lines — Caribbean broadband

•	Dedicated access line equivalents — Caribbean broadband

•	On-net buildings — Caribbean broadband

•	Capital expenditures

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

ARPU represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and profitable. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund, or USF, support payment revenues; long distance revenues derived from calls placed by our customers; international interconnect revenues; roaming revenue; and other charges such as activation, voice mail, call waiting, call forwarding and regulatory charges.

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

Average monthly minutes of use per wireless customer represents the average number of minutes (“MOUs”) used by our customers during a period. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

Data revenue per average wireless subscriber represents the portion of ARPU generated by our subscribers using data services such as text messaging, wireless Internet browsing, wireless email, instant messaging, multi-media messaging and the ability to download content and applications.

Fiber route miles are the number of miles of fiber cable that we have laid. Fiber is installed to connect our equipment to our customer premises equipment. As a facilities based carrier, the number of fiber route miles is an indicator of the strength of our network, our coverage and our potential market opportunity.

Switched access lines represent the number of lines connected to our switching center and serving customers for incoming and outgoing calls. Growing our switched access lines is a fundamental element of our strategy. We monitor the trends in our switched access line growth against our forecast to be able to anticipate future operating performance. In addition, this measurement allows us to compute our current market penetration in the markets we serve.

Dedicated access line equivalents represents the amount of Voice Grade Equivalent, or VGE, lines used to connect two end points. We monitor the trends in our dedicated service using VGE against our forecast to anticipate future operating performance, network capacity requirements and overall growth of our business.

On-net buildings are locations where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities based broadband operator, it is a critical performance measurement of our growth and a clear indication of our increased footprint.

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

Critical Accounting Policies and Estimates

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

There are certain critical estimates that we believe require significant judgment in the preparation of our Consolidated Financial Statements. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	changes in the estimate or different estimates that we could have selected may have had a material effect on our financial condition or consolidated results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from our customers not making required payments. We base our allowance on the likelihood of recoverability of our subscriber accounts receivable based on past experience and by reviewing current collection trends. A worsening of economic or industry trends beyond our estimates could result in an increase in our allowance for doubtful accounts by recording additional expense.

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

We performed our annual goodwill and intangible asset impairment analysis during the fiscal year ended May 31, 2006. Based on the analysis performed in accordance with SFAS 142, we recorded no impairment charge during fiscal 2006.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The computation of income taxes is subject to estimation due to the significant judgment required with respect to the tax positions we have taken that have been or could be challenged by taxing authorities.

Our income tax provision is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is used to evaluate our tax positions. We establish reserves at the time we determine it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves as facts and circumstances change.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known.

Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, while other differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Consolidated Results of Operations

We had approximately 1,387,200 wireless subscribers, including approximately 51,100 wholesale subscribers, at May 31, 2006, as compared to approximately 1,244,800, including approximately 39,300 wholesale subscribers, at May 31, 2005, an increase of 11%. We had approximately 337,700 access line equivalents at May 31, 2006, as compared to 299,100 at May 31, 2005, an increase of 13%. We had income from continuing operations of $20.2 million for the fiscal year ended May 31, 2006, as compared to $19.6 million for the fiscal year ended May 31, 2005. Included in the results from continuing operations for the fiscal year ended May 31, 2006 was approximately $19.3 million of costs related to our strategic alternatives and recapitalization process (see Note 1 to the consolidated financial statements for more information on the strategic alternatives and recapitalization process). Included in the results from continuing operations for the fiscal year ended May 31, 2005 was approximately $77.6 million of incremental depreciation and amortization expense resulting from the replacement and upgrade of our wireless network in Puerto Rico and the shortening of service lives of certain of our wireless network assets in the U.S. and Caribbean. In addition, included in the results from continuing operations for the fiscal year ended May 31, 2005 is approximately $9.1 million of non-recurring items related to prior fiscal years, for which the amounts did not become known and realizability was not probable until 2005, which consisted of $5.5 million of USF revenue, $2.5 million of inter-carrier compensation revenue and $1.1 million of interconnection revenue. Basic and diluted earnings per share from continuing operations were $0.19 for the fiscal years ended May 31, 2006 and May 31, 2005.

The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands, except per share data)

Revenue	$945,728	$882,427	$63,301	7%
Costs and expenses	737,182	703,657	33,525	5

Operating income	208,546	178,770	29,776	17
Income from continuing operations	20,179	19,629	550	3
Earnings per share from continuing operations:
Basic	0.19	0.19	—	—
Diluted	0.19	0.19	—	—

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$336,474	$323,420	$13,054	4%
Roaming revenue	79,424	56,810	22,614	40
Equipment sales	28,461	18,800	9,661	51

Total revenue	444,359	399,030	45,329	11

Costs and expenses:
Cost of services	95,936	73,045	22,891	31
Cost of equipment sold	64,161	51,773	12,388	24
Sales and marketing	54,733	44,948	9,785	22
General and administrative	68,895	61,551	7,344	12

Total costs and expenses	283,725	231,317	52,408	23

Adjusted operating income(1)	$160,634	$167,713	$(7,079)	(4)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased for the fiscal year ended May 31, 2006, as compared to the fiscal year ended May 31, 2005. The increase was primarily due to an increase in recurring access fees due to increased subscribers, increased revenue from enhancement features and increased data revenue (short messaging service, or “SMS”, multi-media messaging service, or “MMS”, and downloads). These increases were partially offset by decreases in airtime revenues and lower revenues associated with amounts charged to our customers for roaming on other carriers’ networks.

U.S. wireless roaming revenue increased for the fiscal year ended May 31, 2006. The increase was primarily due to increased roaming minutes, partially offset by a lower average rate per minute. We expect U.S. wireless roaming revenue to decline approximately $20 million during fiscal 2007.

Our U.S. wireless operations had approximately 648,000 and 586,000 subscribers at May 31, 2006 and May 31, 2005, respectively, which included 51,100 and 39,300, respectively, of wholesale subscribers. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers accounted for 97% of total U.S. wireless retail subscribers as of May 31, 2006. During the twelve months ended May 31, 2006, increases from new activations of 200,100 were offset by subscriber cancellations of 149,900. The cancellations experienced by the U.S. wireless operations were primarily due to competition and nonpayment. The monthly postpaid churn rate was 1.9% for the fiscal year ended May 31, 2006 as compared to 2.1% for the fiscal year ended May 31, 2005. The decrease in churn was primarily due to retention efforts and our continued effort to convert our remaining TDMA customers to GSM, which generally requires subscribers to sign new two-year contracts.

Equipment sales increased during the fiscal year ended May 31, 2006, as compared to the fiscal year ended May 31, 2005, due primarily to a 9% increase in activations over that period, higher revenue per phone due to more technologically advanced phones being sold and revenues received from deductibles under our phone insurance program.

U.S. wireless ARPU per month was $65 for the fiscal year ended May 31, 2006, as compared to $61 for the same period a year ago. ARPU for the fiscal year ended May 31, 2005 included $5.5 million of USF revenue related to prior fiscal years for which the amount did not become known and realizability was not probable until receipt of an FCC order in the first quarter of fiscal 2005. ARPU excluding the $5.5 million of USF revenue was $60 for the fiscal year ended May 31, 2005. Average MOUs per subscriber were 757 for the fiscal year ended May 31, 2006, as compared to 570 minutes for fiscal 2005, an increase of 33%. The increase in wireless ARPU was primarily due to the aforementioned increases in roaming revenue, service revenue and equipment sales, driven by an increase in the number of subscribers on GSM/Blue Region plans (various plans with expanded local calling areas to include contiguous states), which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase was primarily due to costs associated with an approximate 33% increase in MOUs, including higher incollect roaming costs (costs associated with providing our subscribers roaming on other carriers’ networks) and interconnection costs. In addition, the increase was due to increased tower site rent associated with additional sites primarily in Grand Rapids and Lansing, Michigan, phone repair expense, property taxes and data expenses. Average incollect roaming costs per subscriber were $3.89 per month for the fiscal year ended May 31, 2006, as compared to $2.82 per month for the same period a year ago. This increase was primarily due to an increase in the number of subscribers on GSM/Blue Region plans in fiscal 2006 as compared to fiscal 2005. The GSM/Blue Region subscribers used more MOUs in total, and a greater percentage of the MOUs used were off-network. In addition, the displacement of our subscribers due to hurricanes caused an increase in off-network minutes in the Southeast. Our average off-network MOUs per subscriber was 56 in fiscal 2006 as compared with 36 in fiscal 2005.

Cost of equipment sold increased for the fiscal year ended May 31, 2006, as compared to the same period last year. The increase from the prior fiscal year was primarily due to increased GSM handset upgrades in support of customer retention and an increase in customer activations.

Sales and marketing expenses increased for the fiscal year ended May 31, 2006, as compared to the same period last year, primarily due to increased commissions related to higher customer activations and increased advertising associated with attracting new customers in Grand Rapids and Lansing, Michigan and neighboring markets.

General and administrative expenses increased for the fiscal year ended May 31, 2006, as compared to the same period last year, primarily due to increased intercarrier settlement expense due to increased roaming minutes and increased store rent primarily due to new stores opening in the Grand Rapids and Lansing, Michigan markets.

Caribbean Wireless Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$355,739	$342,509	$13,230	4%
Roaming revenue	2,458	1,918	540	28
Equipment sales	11,581	10,758	823	8

Total revenue	369,778	355,185	14,593	4

Costs and expenses:
Cost of services	65,874	55,658	10,216	18
Cost of equipment sold	48,072	41,428	6,644	16
Sales and marketing	39,695	43,339	(3,644)	(8)
General and administrative	80,135	75,124	5,011	7

Total costs and expenses	233,776	215,549	18,227	8

Adjusted operating income(1)	$136,002	$139,636	$(3,634)	(3)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean wireless service revenue increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase in Caribbean wireless service revenue was primarily due to an increase in the number of subscribers, partially offset by a lower ARPU, which is described below, in the fiscal year ended May 31, 2006, as compared to the same period last year. Our Caribbean wireless operations had approximately 739,200 subscribers at May 31, 2006, an increase of 12% from approximately 658,800 subscribers at May 31, 2005. During the twelve months ended May 31, 2006, increases from new activations of 518,500 were offset by subscriber cancellations of 438,100. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers in the Dominican Republic, competition and non-payment.

The monthly postpaid churn rate was 2.9% for the fiscal year ended May 31, 2006 as compared to 2.4% for the fiscal year ended May 31, 2005. The increase in postpaid churn was due to higher voluntary and involuntary churn in both Puerto Rico and the Dominican Republic in the fiscal year ended May 31, 2006 as compared to the same period last year. Our postpaid subscribers represented approximately 57% of our total Caribbean wireless subscribers for the fiscal year ended May 31, 2006, down from approximately 63% for the fiscal year ended May 31, 2005. The decrease in the percentage of postpaid customers was due to continued growth of subscribers in our Dominican Republic operations, which has a higher percentage of prepaid customers.

Caribbean wireless ARPU was $43 for the fiscal year ended May 31, 2006, as compared to $52 for fiscal 2005. The decrease in ARPU was primarily due to a continued change in the subscriber mix as the percentage of total Caribbean subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, who generally have a lower ARPU than postpaid subscribers. Additionally, Caribbean wireless ARPU declined as a result of an increase in the number of companion plans in our subscriber base and lower airtime revenue per subscriber as a result of the Company offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 823 MOUs during the fiscal year ended May 31, 2006 compared to 927 MOUs during the fiscal year ended May 31, 2005. The decrease in MOUs was primarily due to the change in the subscriber mix described above, as prepaid subscribers generally use less MOUs than our postpaid subscribers. Our postpaid subscribers used an average of 1,386 minutes of airtime per month during the fiscal year ended May 31, 2006, as compared to 1,287 minutes of use per month during the fiscal year ended May 31, 2005.

Equipment sales increased during the fiscal year ended May 31, 2006, as compared to the same period last year, primarily due to an increase in the number of phones sold, as well as an increase in average revenue per phone, which results from increased sales of more technologically advanced handsets capable of supplying advanced wireless data services.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase was primarily due to costs associated with a larger subscriber base, including increased expenses associated with providing data services, interconnection expenses, tower site rent, utilities, and property taxes.

Cost of equipment sold increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase was primarily due to an increase in the number of phones sold as well as an increase in the number of handset upgrades and replacements provided to our existing customers for retention purposes.

Sales and marketing expenses decreased during the fiscal year ended May 31, 2006, as compared to fiscal 2005. The decrease was due to decreases in direct commissions resulting from a decrease in postpaid activations, compensation costs, and advertising, partially offset by an increase in agent commissions resulting from an increase in prepaid activations.

General and administrative expenses increased during the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily due to an increase in bad debt expense from an increase in involuntary churn and increases in compensation costs and costs related to subscriber billing services.

Caribbean Broadband Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$51,803	$48,407	$3,396	7%
Dedicated revenue	58,127	53,499	4,628	9
Wholesale termination revenue	23,361	22,512	849	4
Other revenue	11,928	15,469	(3,541)	(23)

Total revenue	145,219	139,887	5,332	4

Costs and expenses:
Cost of services	51,341	48,521	2,820	6
Cost of equipment sold	573	1,130	(557)	(49)
Sales and marketing	7,229	7,690	(461)	(6)
General and administrative	20,639	23,534	(2,895)	(12)

Total costs and expenses	79,782	80,875	(1,093)	(1)

Adjusted operating income(1)	$65,437	$59,012	$6,425	11

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Caribbean broadband revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. This increase was due to a 13% increase in total access lines and equivalents to 337,700, partially offset by a decrease in inter-carrier compensation revenue.

Switched revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily due to a 14% increase in switched access lines to 70,700 as of the end of May 31, 2006, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily the result of a 13% increase in VGE dedicated lines to 267,000.

Wholesale termination revenue increased for the fiscal year ended May 31, 2006, as compared to the fiscal year ended May 31, 2005. Wholesale termination revenue represents service revenue we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The increase was primarily due to an increase in southbound terminating minutes to the Dominican Republic, partially offset by a decrease in the rate per minute. The wholesale termination revenue has significantly lower gross margins than switched and dedicated revenue.

Other revenue decreased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The decrease was primarily due to a decrease in inter-carrier compensation revenue. The fiscal year ended May 31, 2005 included a significant increase in inter-carrier compensation revenue, of which $2.5 million related to prior fiscal years, for which the amount did not become known and realizability was not probable until 2005, in connection with settlements of various disputes with carriers.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2006, as compared to the fiscal year ended May 31, 2005. The increase was primarily due to increases in telephone service and long distance costs, terminations and access charges.

Sales and marketing expenses decreased for the fiscal year ended May 31, 2006, as compared to last fiscal year. The decrease was primarily due to a decrease in commissions and compensation costs, partially offset by an increase in advertising.

General and administrative expenses decreased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The decrease was primarily due to a decrease in bad debt expense resulting from the recovery of previously reserved accounts receivable as well as a decrease in corporate overhead costs.

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

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2005, as compared to the same period last year. The increase was primarily due to an (i) increase in incollect roaming cost (costs associated with providing our subscribers roaming on other carriers networks) which was driven by higher incollect minutes of use partially offset by lower incollect roaming rates, (ii) increase in external and internal maintenance costs related to our wireless GSM/GPRS network and (iii) increase in telephone service costs due to higher minutes of use. Average incollect roaming costs per subscriber were $2.82 per month for the fiscal year ended May 31, 2005, as compared to $2.43 per month for the same period a year ago. These increases were partially offset by reimbursements received for our costs in deploying basic and E911 services, which we accounted for as a reduction to cost of services. E911 capabilities will enable commercial mobile radio service systems to determine the location of persons making emergency calls.

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

Liquidity and Capital Resources

Weighted Average Debt Outstanding and Interest Expense

	Fiscal Year Ended			Fiscal Year Ended
	May 31,			May 31,
	2006	2005	Change	2005	2004	Change
			(in millions)

Weighted Average Debt Outstanding	$1,845.6	$1,726.2	$119.4	$1,726.2	$1,748.7	$(22.5)
Weighted Average Gross Interest Rate(1)	9.2%	8.6%	0.6%	8.6%	9.3%	(0.7)%
Weighted Average Gross Interest Rate(2)	8.8%	8.1%	0.7%	8.1%	9.0%	(0.9)%
Gross Interest Expense(1)	$169.11	$147.64	$21.47	$147.64	$163.47	$(15.83)
Interest Income	$5.44	$2.60	$2.84	$2.60	$0.55	$2.05

Net Interest Expense	$163.67	$145.04	$18.63	$145.04	$162.92	$(17.88)

(1)	Including amortization of debt issuance costs of $7.5 million and $7.1 million in fiscal 2006 and 2005, respectively.

(2)	Excluding amortization of debt issuance costs of $7.5 million and $7.1 million in fiscal 2006 and 2005, respectively.

The increase in net interest expense for the fiscal year ended May 31, 2006 as compared to fiscal 2005 resulted primarily from increases in variable interest rates and higher weighted average debt outstanding.

At May 31, 2006, we had total liquidity of $244.9 million, consisting of cash and cash equivalents totaling $94.9 million and approximately $150.0 million available under our revolving credit facility.

Senior Secured Credit Facility

On February 9, 2004, we entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). Centennial Communications Corp. and each of its direct and indirect domestic subsidiaries are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at May 31, 2006. The Senior Secured Credit Facility requires aggregate principal payments of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011, and includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At May 31, 2006, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 4.71% as of May 31, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

On December 21, 2005 we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

On February 9, 2004, concurrent with our entering into the Senior Secured Credit Facility, we issued $325.0 million aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”). We used the net proceeds from the 2014 Senior Notes offering to refinance outstanding indebtedness.

On June 20, 2003, we issued $500.0 million aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”). CPROC is a guarantor of the 2013 Senior Notes. We used the net proceeds from the 2013 Senior Notes offering to make repayments of $470.0 million under our prior senior secured credit facility.

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2006, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh Carson, our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Derivative Financial Instruments

On March 1, 2005, we entered into an interest rate swap agreement (the “CPROC Swap”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $250.0 million of our variable interest rate term loans. The swap became effective as of March 31, 2005 and expires March 30, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge.

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

On March 10, 2006, we, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250.0 million of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the original CPROC Swap expires, and expire on March 31, 2008, at a fixed interest rate of 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

At May 31, 2006, the fair value of the swaps was approximately $5.3 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. At May 31, 2006, we recorded $2.7 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

Equity Offerings

On November 10, 2003, we completed a public offering of 10,000,000 shares of our common stock at $5.50 per share for total gross proceeds of $55.0 million. The offering included 7,000,000 primary shares sold by us and 3,000,000 shares sold by affiliates of The Blackstone Group, one of our principal stockholders. We used the net proceeds to pay down outstanding indebtedness.

We capitalized approximately $50.0 million of debt issuance costs, including $25.2 million in connection with the issuance of the 2013 Senior Notes and $22.9 million in connection with the issuance of the 2014 Senior Notes and the Senior Secured Credit Facility, respectively, during the fiscal year ended May 31, 2004. As a result of the extinguishment of our prior senior secured credit facility and a portion of the 2008 Senior Subordinated Notes, we wrote-off approximately $52.9 million, net of accumulated amortization of $29.5 million, in debt issuance costs for the fiscal year ended May 31, 2004.

As a result of the debt activities described above, we recorded losses on extinguishment of debt of $0.8 million, $9.1 million and $39.2 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Under certain of the above debt agreements, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of the above debt agreements. We were in compliance with all covenants of our debt agreements at May 31, 2006.

For the fiscal year ended May 31, 2006, the ratio of earnings to fixed charges was 1.25. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At May 31, 2006, we had no off-balance sheet obligations.

Our capital expenditures for fiscal 2006 were as follows:

	Fiscal Year Ended	% of Total Capital
	May 31, 2006	Expenditures
	(dollar amounts in thousands)

U.S. Wireless	$58,375	40.1%
Caribbean Wireless	58,481	40.2
Caribbean Broadband	28,646	19.7

Total capital expenditures	$145,502	100.0%
Capitalized phones in Puerto Rico (included above in Caribbean Wireless)	$20,138
Property, plant and equipment, net at May 31, 2006	$644,059

Capital expenditures for the U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and to continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. In the Caribbean, these investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems, to complete the replacement and upgrade of our Puerto Rico Wireless and U.S. Virgin Islands wireless network and to continue the expansion of our Caribbean broadband network infrastructure.

In our Puerto Rico wireless operations, we sell or loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone which is loaned to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

We expect consolidated capital expenditures, including spectrum acquisition, of approximately $140.0 million for fiscal 2007. We expect to finance our capital expenditures primarily from cash flow generated from operations, borrowings under our existing credit facilities and proceeds from the sale of assets. We may also seek various other sources of external financing, including additional bank financing, joint ventures, partnerships and issuance of debt or equity securities.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS 123R is for annual reporting periods beginning after June 15, 2005. We will adopt this pronouncement beginning in fiscal 2007 and the expected pre-tax impact of the adoption of SFAS 123R is $9.8 million of non-cash stock-based compensation expense for fiscal 2007 based on stock options outstanding at May 31, 2006.

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

On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

In January 2003, we sold our 60% interest in Infochannel Limited, an Internet service provider in Jamaica, for $3.0 million and we recorded a pre-tax gain of $0.3 million. In connection with the sale, we received $1.5 million in cash and a promissory note for the balance of $1.5 million. The obligors on the note were Infochannel and Patrick Terrelonge, its chief executive officer. The obligors on the note have defaulted on their obligations to repay the note in full. Accordingly, we have commenced legal proceedings against them to collect the amounts due under the note. As of May 31, 2004, we determined that it was probable that neither Infochannel nor Mr. Terrelonge will satisfy the note and recorded a charge of $1.5 million to fully reserve for the note.

In May 2002, we announced that we had entered into an agreement with AAT Communications Corp. (“AAT”) to sell to AAT 186 telecommunications towers located throughout our U.S. wireless service areas for a purchase price of approximately $34.1 million in cash. The tower sales closed on a rolling basis during fiscal 2003 and during the three months ended August 31, 2003. During the fiscal year ended May 31, 2003, we sold 144 telecommunications towers to AAT for approximately $24.0 million. During the fiscal year ended May 31, 2004, we sold an additional 14 telecommunications towers to AAT for proceeds of approximately $2.6 million. We do not expect to sell any additional towers to AAT under this agreement.

Commitments and Contingencies

We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable will interconnect with our existing undersea capacity and terminate in the United States. As part of these agreements, we have committed to spend approximately $5.3 million. As of May 31, 2006, we have paid $2.8 million under these agreements.

In June 2004, we signed an amendment to our billing services agreement with Convergys. The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of May 31, 2006, we have paid approximately $20.4 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2006, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of May 31, 2006, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. As a result, $711.5 million of our securities for future issuance and the resale of 17,000,000 shares of common stock owned by our controlling stockholders remain available.

In July 2006, we filed a universal shelf registration statement with the SEC seeking to register an additional 30 million shares of common stock owned by affiliates of Welsh Carson and approximately 21.7 million shares owned by affiliates of The Blackstone Group. Such registration statement has not yet been declared effective.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. This amount was reduced by $3.5 million as a result of the expiration of the statute of limitations for the fiscal year ended May 31, 2002. We have redeemed $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $114.5 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2006 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations	$2,135,053	$—	$144,411	$550,424	$1,440,218
Operating leases obligations	229,365	25,225	44,987	33,616	125,537
Purchase obligations	56,698	12,940	21,450	22,308	—

Total contractual cash obligations	2,421,116	38,165	210,848	606,348	1,565,755
Sublessor agreements	(3,098)	(1,121)	(1,391)	(570)	(16)

Net	$2,418,018	$37,044	$209,457	$605,778	$1,565,739

Related Party Transactions

Welsh Carson and its affiliates hold approximately 53% of our outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $0.5 million and $0.3 million, respectively. We recorded expenses of approximately $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2006, 2005 and 2004. At May 31, 2006 and 2005, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. This amount was reduced by $3.5 million as a result of the expiration of the statute of limitations for the fiscal year ended May 31, 2002. We have redeemed $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $114.5 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

Subsequent Events

In July 2006, we filed an application to participate in the FCC’s upcoming auction of 90 MHz of spectrum that is scheduled to begin on August 9, 2006.

In July 2006, we filed a universal shelf registration statement with the SEC seeking to register an additional 30 million shares of common stock owned by affiliates of Welsh Carson and approximately 21.7 million shares owned by affiliates of The Blackstone Group. Such registration statement has not yet been declared effective.

In connection with the filing of the shelf registration statement, we entered into amendments to our Stockholders Agreement and Registration Rights Agreement with affiliates of Welsh Carson and The Blackstone Group.

On July 12, 2006, we completed the purchase of the 20% common stock interest in AACR that we did not own at May 31, 2006. AACR is our subsidiary that operates our Dominican Republic telecommunications businesses.

On June 30, 2006, we entered into a definitive agreement to acquire 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Amounts paid or received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense. All of our derivative transactions are entered into for non-trading purposes.

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. We utilize interest rate swap agreements to hedge variable interest rate risk on $450.0 million of our variable interest rate debt as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2006:

	Fiscal Year Ended May 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
				(in thousands)

Long-term debt:
Fixed rate	$—	$(599)	$145,010	$164	$260	$1,093,498	$1,238,333	$1,289,308
Average fixed interest rate	0.0%	10.0%	10.8%	10.0%	10.0%	9.5%	9.7%	—
Variable rate	$—	$—	$—	$275,000	$275,000	$350,000	$900,000	$914,875
Average variable interest rate(1)	5.6%	5.5%	5.7%	5.6%	5.8%	5.9%	5.8%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000	$450,000
Average pay rate	6.75%	7.25%
Average receive rate	7.80%	7.73%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at May 31, 2006 and 2005 had outstanding balances of $900.0 million and $592.5 million, respectively. The fair value of such debt approximates the carrying value at May 31, 2006 and 2005. Of the variable rate debt, as of May 31, 2006, $450.0 million is hedged using interest rate swap agreements. These swaps were designated as cash flow hedges. At May 31, 2006, the fixed interest rate was 6.29% and 7.09% on the CPROC Swap and CCOC Swap, respectively. The CPROC Swap expires on March 30, 2007 and the CCOC Swap expires on December 31, 2007. The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and expires on March 31, 2008, at a fixed interest rate of 7.38%. Based on our unhedged variable rate obligations outstanding at May 31, 2006, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.3 million.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2006.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. Based on this assessment, management concluded that the internal control over financial reporting of the Company was effective as of May 31, 2006.

The Company’s consolidated financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Deloitte & Touche LLP has also issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears at F-1.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

The following table provides information as of May 31, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	10,862,877	$4.97	495,087
Equity compensation plans not approved by stockholders	—	—	—

Total	10,862,877	$4.97	495,087

(1)	Our existing equity compensation plan has been approved by our stockholders.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

3. Exhibits

See Item 15(b) below.

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).
3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

Exhibit
Number		Description

4	.1.1	Amendment No. 2 to First Amended and Restated Stockholders Agreement dated as of July 24, 2006 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).
4.2		Second Amended and Restated Registration Rights Agreement dated as of July 24, 2006, among Centennial Communications Corp. and the Purchasers named in Schedules I, II, III, IV and V thereto (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).
4.3		Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4		Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5		Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
4.6		Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.7		Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).
4.8		Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.9		Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.10		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $350,000,000 aggregate principal amount of Senior Floating Rate Notes due 2013 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
4.11		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $200,000,000 aggregate principal amount of 10% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10	.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).

Exhibit
Number		Description

10	.1.3	Amendment No. 2 and Agreement, dated as of December 21, 2005 to the Credit Agreement, dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, Centennial Communications Corp., as a Guarantor, the other Guarantors party thereto, Credit Suisse First Boston, as joint lead arranger and administrative agent, Lehman Brothers, Inc., as joint lead arranger, Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.4	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10	.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
+10	.3	Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit A to Centennial Communications Corp.’s Proxy Statement on Form 14A filed on August 29, 2001).
+10	.4	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
+10	.5	Employment Agreement dated as of March 11, 2002, between Centennial Communications Corp. and Thomas R. Cogar (incorporated by reference to Exhibit 10.9 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10	.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10	.7	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
**12		Computation of Ratios.
**21		Subsidiaries of Centennial Communications Corp.
**23	.1	Consent of Deloitte & Touche LLP.
**31	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey

We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended May 31, 2006. We also have audited management’s assessment, included under the caption Management’s Report on Internal Control Over Financial Reporting, listed in Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  DELOITTE & TOUCHE LLP

New York, New York
August 10, 2006

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,884	$132,820
Accounts receivable, less allowance for doubtful accounts of $7,942 and $6,874, respectively	101,007	103,309
Inventory — phones and accessories, net	20,799	24,713
Prepaid expenses and other current assets	30,040	32,530

Total Current Assets	246,730	293,372
Property, plant and equipment, net	644,059	618,947
Equity investments in wireless systems, net	1,952	2,500
Debt issuance costs, less accumulated amortization of $21,618 and $14,418, respectively	51,812	44,471
U.S. wireless licenses	383,858	383,858
Caribbean wireless licenses, net	68,492	69,492
Goodwill	26,704	26,704
Transmission and connecting rights, net	665	752
Cable facility, net	3,730	3,970
Other assets, net	7,891	2,674

TOTAL ASSETS	$1,435,893	$1,446,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$5,738
Accounts payable	29,097	36,653
Accrued expenses and other current liabilities	194,425	192,503
Payable to affiliates	125	125

Total Current Liabilities	223,647	235,019
Long-term debt	2,135,053	1,613,371
Deferred income taxes	122,952	99,719
Other liabilities	15,870	14,612
Minority interest in subsidiaries	3,230	2,451
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 105,224,491 and 104,097,923 shares, respectively; and outstanding 105,153,988 and 104,027,420 shares, respectively	1,052	1,041
Additional paid-in capital	4,211	480,276
Accumulated deficit	(1,071,760)	(997,893)
Accumulated other comprehensive income (loss)	2,715	(779)

	(1,063,782)	(517,355)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,064,859)	(518,432)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,435,893	$1,446,740

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,
	2006	2005	2004

REVENUE:
Service revenue	$905,686	$852,869	$749,790
Equipment sales	40,042	29,558	30,978

	945,728	882,427	780,768

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	200,159	166,050	143,189
Cost of equipment sold	112,806	94,331	86,071
Sales and marketing	101,657	95,977	88,960
General and administrative	188,369	159,708	148,610
Depreciation and amortization	134,469	202,053	118,124
(Gain) loss on disposition of assets	(278)	(14,462)	641

	737,182	703,657	585,595

OPERATING INCOME	208,546	178,770	195,173
INTEREST EXPENSE, NET	(163,667)	(145,041)	(162,922)
LOSS ON EXTINGUISHMENT OF DEBT	(750)	(9,052)	(39,176)
OTHER (EXPENSE) INCOME	(731)	(2,500)	36

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	43,398	22,177	(6,889)
INCOME TAX EXPENSE	(23,518)	(2,154)	(9,585)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	19,880	20,023	(16,474)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(784)	(934)	(627)
INCOME FROM EQUITY INVESTMENTS	1,083	540	143

INCOME (LOSS) FROM CONTINUING OPERATIONS	20,179	19,629	(16,958)

DISCONTINUED OPERATIONS:
Income (loss)	—	2,767	(8,967)
Gain on disposition	100	62,573	—
Tax (expense) benefit	(35)	(59,348)	3,133

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	65	5,992	(5,834)

NET INCOME (LOSS)	$20,244	$25,621	$(22,792)

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$0.19	$(0.17)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.00	0.06	(0.06)

NET INCOME (LOSS) PER SHARE	$0.19	$0.25	$(0.23)

DILUTED
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$0.19	$0.19	$(0.17)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.00	0.05	(0.06)

NET INCOME (LOSS) PER SHARE	$0.19	$0.24	$(0.23)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	104,644	103,477	99,937

DILUTED	107,318	105,217	99,937

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury	Deferred	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	Loss	Total

Balance at May 31, 2003	95,766,539	$958	$438,096	$(1,077)	$(4)	$(1,000,722)	$(4,594)	$(567,343)

Net loss	—	—	—	—	—	(22,792)	—	(22,792)
Other comprehensive income	—	—	—	—	—	—	4,594	4,594

Comprehensive loss								(18,198)
Common stock issued in connection with incentive plans	298,894	3	1,326	—	—	—	—	1,329
Common stock issued in connection with employee stock purchase plan	158,491	1	389	—	—	—	—	390
Common stock issued in connection with equity offering	7,000,000	70	35,025	—	—	—	—	35,095
Amortization of deferred compensation	—	—	—	—	4	—	—	4
Income tax benefit from stock options exercised	—	—	82	—	—	—	—	82

Balance at May 31, 2004	103,223,924	$1,032	$474,918	$(1,077)	$—	$(1,023,514)	$—	$(548,641)

Net income	—	—	—	—	—	25,621	—	25,621
Other comprehensive loss	—	—	—	—	—	—	(779)	(779)

Comprehensive income								24,842
Common stock issued in connection with incentive plans	787,091	8	3,546	—	—	—	—	3,554
Common stock issued in connection with employee stock purchase plan	86,908	1	424	—	—	—	—	425
Income tax benefit from stock options exercised	—	—	1,388	—	—	—	—	1,388

Balance at May 31, 2005	104,097,923	$1,041	$480,276	$(1,077)	$—	$(997,893)	$(779)	$(518,432)

Net income	—	—	—	—	—	20,244	—	20,244
Other comprehensive income	—	—	—	—	—	—	3,494	3,494

Comprehensive income								23,738
Common stock issued in connection with incentive plans	1,046,927	10	5,069	—	—	—	—	5,079
Common stock issued in connection with employee stock purchase plan	79,641	1	383	—	—	—	—	384
Income tax benefit from stock options exercised	—	—	2,852	—	—	—	—	2,852
Dividend	—	—	(484,369)	—	—	(94,111)	—	(578,480)

Balance at May 31, 2006	105,224,491	$1,052	$4,211	$(1,077)	$—	$(1,071,760)	$2,715	$(1,064,859)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$20,244	$25,621	$(22,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,469	207,858	140,991
Non-cash, paid-in kind interest	—	—	13,997
Minority interest in income of subsidiaries	784	934	627
Deferred income taxes	23,233	25,464	2,388
Income from equity investments	(1,083)	(540)	(143)
Distributions received from equity investments	1,406	737	14
(Gain) loss on disposition of assets	(378)	(76,549)	1,500
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — decrease (increase)	2,302	(13,796)	(15,605)
Inventory — phones and accessories, net — decrease (increase)	3,914	(8,727)	(9,497)
Prepaid expenses and other current assets — decrease (increase)	2,490	(2,611)	3,371
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	(5,608)	864	57,499
Deferred revenue and customer deposits — (decrease) increase	(26)	(3,184)	1,704
Other	9,821	37,430	31,120

NET CASH PROVIDED BY OPERATING ACTIVITIES	191,568	193,501	205,174

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	24	150	2,442
Capital expenditures	(145,502)	(175,567)	(132,930)
Proceeds from sale of discontinued operation	—	157,432	—
Proceeds from sale of wireless spectrum	—	24,000	—
Payments for purchase of wireless spectrum	—	(20,444)	—
Proceeds from sale of equity investment	1,007	—	—

NET CASH USED IN INVESTING ACTIVITIES	(144,471)	(14,429)	(130,488)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt, net of discount of $3,500 in 2006	546,500	—	1,425,000
Payment of dividend	(578,480)	—	—
Repayment of debt	(43,069)	(162,335)	(1,448,880)
Debt issuance costs paid	(15,447)	—	(48,064)
Net proceeds from the issuance of common stock	—	—	35,095
Proceeds from the exercise of stock options	5,079	3,554	1,329
Proceeds from issuance of common stock under employee stock purchase plan	384	425	390

NET CASH USED IN FINANCING ACTIVITIES	(85,033)	(158,356)	(35,130)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,936)	20,716	39,556
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	132,820	112,104	72,548

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$94,884	$132,820	$112,104

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$150,953	$145,359	$106,832

Income taxes	$6,987	$7,411	$9,070

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$11,210	$12,155	$13,622

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 1.	Description of Business and Summary of Significant Accounting Principles

Description of Business:

Centennial Communications Corp. (together with its subsidiaries and partnership interest, the “Company”) provides wireless communications and broadband services in the Caribbean and wireless communications in the United States (“U.S.”). On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), merged with and into the Company (the “Merger”). The Company continued as the surviving corporation in the Merger. The Merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill related to the Merger was created.

At May 31, 2006, the Company owned and operated wireless licenses in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands and provided voice, data and Internet services on broadband networks in the Caribbean region. The Company also owns and operates wireless telephone systems in the United States.

On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (see Note 2).

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

Review of Strategic and Financial Alternatives:

During the fiscal year ended May 31, 2006, the Company completed a review of strategic and financial alternatives, the result of which was the issuance of $550,000 senior notes due 2013 in a private placement transaction, the payment of a $5.52 per share special cash dividend and associated one-time cash payment of approximately $13,011 to vested common stock option holders and pre-payment of $39,500 under its senior secured credit facility (the “Senior Secured Credit Facility”). The consolidated results of operations for the fiscal year ended May 31, 2006 includes approximately $19,336 of costs related to this process.

Special Dividend:

On January 5, 2006 the Company paid a special cash dividend of $5.52 per share, or $578,480 in total, on its outstanding shares of common stock to its stockholders of record as of the close of business on December 30, 2005. To compensate holders of the Company’s outstanding common stock options for the loss in economic value of the options resulting from payment of the special cash dividend, the Company made a one-time cash payment to holders of the Company’s vested stock options with an exercise price of less than $13.22 of approximately $13,011 in total and made adjustments to decrease the exercise price and increase the number of shares of stock subject to the Company’s outstanding stock options. The effect of the adjustments and the cash payments, taken together, provided each holder of outstanding stock options with the same economic value immediately after the time the Company’s common stock began trading ex-dividend as such holder had immediately prior to such time.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

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

In our Puerto Rico wireless operations, we sell or loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is loaned to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

Puerto Rico Wireless Network Replacement and Upgrade

On December 31, 2004, the Company entered into an agreement with Nortel Networks to replace and upgrade its wireless network in Puerto Rico and the U.S. Virgin Islands. Under the terms of the agreement, the Company purchased approximately $25,554 of new wireless products and services. As a result of this upgrade, the Company accelerated the depreciation on its existing wireless network equipment to be replaced, resulting in approximately $72,703 of incremental depreciation during the fiscal year ended May 31, 2005.

Wireless Network Equipment Useful Lives

The Company continually evaluates the reasonableness of its estimated useful lives, which are used to depreciate its long-lived assets. During the quarter ended February 28, 2005, as a result of the rate of migration of the Company’s subscriber base from its TDMA (Time Division Multiple Access) network to its GSM (Global System for Mobile Communications)/GPRS (General Packet Radio Service) network in the United States consistently exceeding expectations, regulatory changes and other industry and technological developments, as well as the Puerto Rico wireless network replacement and upgrade described above, all of which took place during the fiscal third quarter of 2005, the Company undertook a detailed reassessment of the useful lives of certain of its U.S. and Caribbean wireless network assets. As a result of the outcome of this detailed assessment, which was

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

implemented effective December 31, 2004, service lives were shortened from 10 years to 4 years in order to fully depreciate all TDMA equipment by the end of December 2008. Additionally, service lives were shortened from 10 years to 7 years for all GSM and CDMA (Code Division Multiple Access) equipment. The impact of these changes was an increase in depreciation expense of approximately $4,888 during the fiscal year ended May 31, 2005.

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

Goodwill and Other Intangible Assets:

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses have a finite life and therefore are being amortized over a twenty-year period (i.e. the life of the license) using the straight-line method.

Goodwill and other intangible assets with indefinite lives are subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for intangible assets not subject to amortization is performed using a residual value approach prior to June 1, 2005 (see below). A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at its

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

corporate weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceed their respective fair value, an impairment loss is recognized in an amount equal to the excess.

On September 29, 2004, the U.S. Securities and Exchange Commission (“SEC”) issued a Staff Announcement titled “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement required adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, Business Combinations (“SFAS 141”), effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption were required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method is to be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Company adopted a direct value method as of June 1, 2005 in accordance with this Staff Announcement, and there were no impairments at that time.

The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

The Company performed its annual goodwill and intangible asset impairment analyses during the third quarter of fiscal year 2006. Based upon the results of these analyses, there were no impairments.

The following tables present the intangible assets not subject to amortization during the fiscal years ended May 31, 2006 and May 31, 2005.

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2005	Acquired	Recognized	2006

U.S. wireless licenses(1)	$383,858	$—	$—	$383,858
Caribbean wireless licenses — Puerto Rico(2)	54,159	—	—	54,159

Total	$438,017	$—	$—	$438,017

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2004	Acquired	Recognized	2005

U.S. wireless licenses(1)	$371,766	$12,092	$—	$383,858
Caribbean wireless licenses — Puerto Rico(2)	54,159	—	—	54,159

Total	$425,925	$12,092	$—	$438,017

(1)	Includes SFAS 109 adjustments of $45,000 to U.S. wireless licenses.

(2)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

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

Other Intangible Assets Subject to Amortization

The following table presents other intangible assets subject to amortization:

		As of May 31, 2006		As of May 31, 2005
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$5,667	$20,000	$4,667
Transmission and connecting rights	25 years	2,192	1,527	2,192	1,440
Cable facility	25 years	6,000	2,270	6,000	2,030

Total		$28,192	$9,464	$28,192	$8,137

Other intangible assets amortization expense was $1,327, $1,647 and $6,007 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Based solely on the finite lived intangible assets existing at May 31, 2006, the amortization expense for the next five fiscal years is estimated to be $1,327 per fiscal year.

Goodwill

The goodwill balance in the Caribbean wireless segment was $22,517 at May 31, 2006 and 2005. The goodwill balance in the Caribbean broadband segment was $4,187 at May 31, 2006 and 2005.

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

Derivative Financial Instruments:

Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Amounts paid or

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense.

The Company records all derivatives in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense.

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

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the original CPROC Swap expires, and will expire on March 31, 2008, at a fixed interest rate of 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

At May 31, 2006, the fair value of the swaps was approximately $5,285. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. At May 31, 2006, the Company recorded $2,715, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

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

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax balance will not be realized. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the fiscal years ended May 31, 2006 and 2005 by $4,903 and $7,382, respectively, primarily attributed to the reduction in exposure due to the expiration of the statute of limitations and for the resolution of various state tax audits.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Earnings (Loss) per Share:

Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. For the fiscal year ended May 31, 2006, the difference between the basic and diluted weighted average number of shares outstanding represented approximately 2,674,000 potentially dilutive common shares as a result of outstanding options. For the year ended May 31, 2006, options to purchase approximately 3,053,000 shares were excluded from the calculation of diluted earnings (loss) per share because the grant prices exceeded the market prices. Due to the net loss incurred for the fiscal year ended May 31, 2004, all options outstanding during that period were anti-dilutive, thus basic and diluted shares were equal.

Foreign Currency Translation:

The U.S. dollar is the functional currency of the Company’s worldwide operations. Gains and losses arising from the remeasurement of foreign currency financial statement balances into U.S. dollars are included in income (loss) on the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in income (loss) on the consolidated statements of operations.

Compensated Absences:

Employees of the Company are entitled to paid vacation depending on job classification, length of service, and other factors. When the amount is reasonably estimable, a liability has been recorded for employees in the accompanying consolidated financial statements. In certain circumstances, the amount is not reasonably estimable and no liability has been recorded for those employees in the accompanying consolidated financial statements.

Stock-Based Compensation:

Stock-based compensation issued to employees and directors is valued using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply APB No. 25 and follow the disclosure only provisions of SFAS 123.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 serves as an amendment to SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

For disclosure purposes, pro forma net income (loss) and earnings (loss) per share as if the Company had applied SFAS 123 are shown below:

	Fiscal Year Ended May 31,
	2006	2005	2004

Net income (loss):
As reported	$20,244	$25,621	$(22,792)
Add: stock-based employee compensation expense included in reported net loss	$—	$—	$7
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	$(6,227)	$(3,113)	$(1,899)

Pro forma	$14,017	$22,508	$(24,684)
Earnings (loss) per share:
Basic:
As reported	$0.19	$0.25	$(0.23)
Pro forma	$0.13	$0.22	$(0.25)
Diluted:
As reported	$0.19	$0.24	$(0.23)
Pro forma	$0.13	$0.21	$(0.25)

The fair value of options granted under the Company’s stock option plans during fiscal 2006, 2005 and 2004 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,
	2006	2005	2004

Expected volatility	73.4%	120.6%	126.3%
Risk-free interest rate	4.6%	3.6%	3.5%
Expected lives of option grants	4 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

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

Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS 123R (revised 2004), Share-Based Payment (“SFAS 123R”) (discussed below), and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the effect of SAB No. 107 on its implementation and adoption of SFAS 123R.

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS 123R is for annual reporting periods beginning after June 15, 2005. The Company will adopt this pronouncement beginning in fiscal 2007 and the expected pre-tax impact of the adoption of SFAS 123R is $9,830 of stock-based compensation expense for fiscal 2007 based on stock options outstanding at May 31, 2006.

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

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Fiscal Year Ended May 31,
	2006	2005*	2004

Revenue	$—	$30,303	$48,691
Income (loss) from discontinued operations	—	2,767	(8,967)
Gain on disposition	100	62,573	—
Income tax (expense) benefit	(35)	(59,348)	3,133
Net income (loss) from discontinued operations	$65	$5,992	$(5,834)
     _ _

*	The results for the fiscal year ended May 31, 2005 include the results of operations of Centennial Cable through the date of its sale on December 28, 2004.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

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

During the fiscal year ended May 31, 2003, the Company sold 144 telecommunications towers to AAT for $23,952. Under the terms of the agreement, the Company leased back the space on the telecommunications towers from AAT. As a result of provisions in the master sale-leaseback agreement that provides for continuing involvement by the Company, the Company accounted for the sale and lease-back of certain towers as a finance obligation for $12,571 in the consolidated balance sheet. The Company includes these telecommunications towers on the consolidated balance sheet and depreciates them with the finance obligation being repaid through monthly rent payments to AAT. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. Accordingly, the Company has recognized a deferred gain on the sale of such telecommunications towers to AAT and is accounting for substantially all payments under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers. The remaining unamortized deferred gain totaled $5,486 and $5,830 at May 31, 2006 and 2005, respectively.

Note 4.	Equity Investments in Wireless Systems

The following represents the Company’s ownership percentage of the wireless partnerships in which the Company’s investments are accounted for by the equity method as of May 31, 2006 and 2005:

	Ownership%
Wireless Partnership	2006	2005

Cal-One Cellular Limited Partnership	—	6.9%
Pennsylvania RSA-6(I) Limited Partnership	14.3%	14.3%

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
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

	May 31,
(Unaudited)	2006	2005

Assets
Current	$4,027	$8,454
Noncurrent	8,575	14,290

Total assets	$12,602	$22,744

Liabilities and Partners’ Capital
Current liabilities	$1,115	$1,605
Non-current liabilities	20	212
Partners’ capital	11,467	20,927

Total liabilities and partners’ capital	$12,602	$22,744

	Fiscal Year Ended May 31,
(Unaudited)	2006	2005	2004

Results of Operations
Revenue	$33,486	$24,630	$17,773
Costs and expenses	25,604	20,134	16,163
Other expense	161	256	590

Net income	$7,721	$4,240	$1,020

Company share of partnership net income	$1,083	$540	$143

On February 16, 2006, the Company disposed of its investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 5.	Supplementary Financial Information

Property, plant and equipment consists of the following:

	May 31,
	2006	2005

Land	$4,303	$4,303
Transmission and distribution systems and related equipment(1)	983,973	1,048,000
Miscellaneous equipment and furniture and fixtures	212,243	185,077
PCS phones	94,293	84,597

	1,294,812	1,321,977
Accumulated depreciation	(650,753)	(703,030)

Property, plant and equipment, net	$644,059	$618,947

     _ _

(1)	Inclusive of assets recorded as capital leases of $57,001 and $45,791 for fiscal 2006 and 2005, respectively.

Depreciation expense was approximately $133,142, $200,406 and $112,117 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Depreciation expense includes the depreciation of assets recorded under capital leases.

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2006	2005

Accrued miscellaneous	$74,472	$74,290
Deferred revenue and customer deposits	29,826	29,852
Accrued interest payable	55,095	44,948
Accrued income taxes payable	35,032	43,413

Accrued expenses and other current liabilities	$194,425	$192,503

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 6.	Debt

Long-term debt consists of the following:

	May 31,
	2006	2005

Senior Secured Credit Facility — Term Loans	$550,000	$592,500
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Senior Holdco Floating Rate Notes”), net of unamortized discount of $3,280	346,720	—
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Senior Holdco Fixed Rate Notes”)	200,000	—
10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”)	145,000	145,000
Capital Lease Obligations	55,730	43,693
Financing Obligation — Tower Sale	12,603	12,916

Total Long-Term Debt	2,135,053	1,619,109
Current Portion of Long-Term Debt	—	(5,738)

Net Long-Term Debt	$2,135,053	$1,613,371

Senior Secured Credit Facility

On February 9, 2004, CCOC and CPROC, as co-borrowers, entered into a new $750,000 senior secured credit facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At May 31, 2006, approximately $150,000 was available under the revolving credit facility. If the remaining 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, the Company amended the Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 4.71% as of May 31, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Holdco Notes were subsequently registered under the Securities Act of 1933, as amended. The 2013 Holdco Notes were issued in two series consisting of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

(i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and common stock option holders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

During the fiscal year ended May 31, 2005, the Company redeemed $155,000 aggregate principal amount of its 2008 Senior Subordinated Notes. The redemptions were completed at a redemption price of 103.583 percent or $160,554. The redemption premium of $5,554 and debt issuance costs of $3,498 related to the redeemed debt that were written off are included in loss on extinguishment of debt for the fiscal year ended May 31, 2005 on the consolidated statement of operations. As of May 31, 2006, $145,000 of the 2008 Senior Subordinated Notes remains outstanding.

On February 9, 2004, concurrent with the Senior Secured Credit Facility, the Company and its wholly-owned subsidiaries, CCOC and CPROC, as co-issuers, issued $325,000 aggregate principal amount of the 2014 Senior Notes. The Company used the net proceeds from the 2014 Notes offering to refinance outstanding indebtedness.

On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of the 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes.

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. An affiliate of Welsh, Carson, Anderson and Stowe (“Welsh Carson”), the Company’s principal stockholder, then owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes, or approximately 51%. The Company has repurchased or redeemed $225,000 aggregate principal amount of such notes, of which $114,511, or 50.9%, were owned by the Welsh Carson affiliate.

Derivative Financial Instruments

On March 1, 2005, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate swap agreement to hedge variable interest rate risk on $250,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The swap became effective as of March 31, 2005 and expires March 30, 2007, and the fixed interest rate on the swap is 6.29%. The swap was designated a cash flow hedge.

On December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge. The $250,000 CPROC Swap together with the $200,000 CCOC Swap hedge variable interest rate risk on a total of $450,000 of the Company’s $900,000 of variable interest rate debt.

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans for one year. The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and will expire on March 31, 2008, at a fixed interest rate of 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

At May 31, 2006, the fair value of the swaps was approximately $5,285. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. At May 31, 2006, the Company recorded $2,715, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at May 31, 2006.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2006 are summarized as follows:

May 31, 2007	$—
May 31, 2008	(599)
May 31, 2009	145,010
May 31, 2010	275,164
May 31, 2011	275,260
May 31, 2012 and thereafter	1,443,498

2,138,333
Less: unamortized discount	(3,280)

$2,135,053

Interest expense, as reflected on the consolidated financial statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2006, 2005 and 2004 was approximately $169,114, $147,641 and $163,468, respectively.

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

	May 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$2,135,053	$2,204,183	$1,619,109	$1,689,084
Derivative financial instruments:
Interest rate swap agreements	$5,285	$5,285	$1,267	$1,267

Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap agreements at May 31, 2006 and 2005 were estimated using a quote from the broker.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 8.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:

In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the current Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The number of shares purchased during the fiscal years ended May 31, 2006, 2005 and 2004 were 79,641, 86,908 and 298,894, respectively.

1999 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option and non-qualified stock option issued under the 1999 Stock Option Plan is ten years. The 1999 Stock Option Plan was amended in September 2001 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 12,000,000 shares. As a result of the adjustment to outstanding options described in Note 1, the aggregate number of shares under the plan was automatically increased to 14,456,720. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. During the fiscal year ended May 31, 2006, no shares of restricted stock were issued under the 1999 Stock Option Plan. No restricted stock was outstanding as of May 31, 2006 and 2005.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

A summary of the status of the Company’s stock options as of May 31, 2004, 2005 and 2006 and changes during the fiscal years then ended are presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding, May 31, 2003 (2,396,923 exercisable shares at a weighted-average exercise price of $6.05)	4,709,355	5.57
Granted	3,223,025	5.17
Exercised	(301,144)	6.09
Canceled/forfeited	(700,076)	8.88

Outstanding, May 31, 2004 (2,983,986 exercisable shares at a weighted-average exercise price of $5.31)	6,931,160	5.12
Granted	1,557,500	6.54
Exercised	(786,591)	4.50
Canceled/forfeited	(688,875)	5.77

Outstanding, May 31, 2005 (3,375,812 exercisable shares at a weighted-average exercise price of $5.28)	7,013,194	5.44
Granted	3,118,500	10.32
Economic value adjustment to outstanding options	2,445,263	5.78
Exercised	(1,045,374)	4.84
Canceled/forfeited	(668,706)	8.00

Outstanding, May 31, 2006 (4,737,355 exercisable shares at a weighted-average exercise price of $4.12)	10,862,877	4.97

The following table summarizes information about options outstanding at May 31, 2006:

	Options Outstanding
		Weighted-Average
		Remaining		Options Exercisable
Range of	Options	Contractual	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life(Years)	Exercise Price	Exercisable	Exercise Price

$1.20-1.95	594,387	7.66	$1.75	385,937	$1.78
$2.77-4.67	6,019,716	6.08	3.31	3,375,692	3.11
$5.61-7.88	1,514,485	6.86	6.13	86,595	6.72
$8.40-9.45	2,655,156	6.05	8.61	809,998	8.50
$10.25-15.50	79,133	3.94	10.93	79,133	10.93

	10,862,877	6.25	$4.97	4,737,355	$4.12

The estimated weighted-average fair value of options granted during fiscal 2006, 2005 and 2004 were $6.06 per share, $5.15 per share and $4.17 per share, respectively.

Special Dividend

On January 5, 2006 the Company paid a special cash dividend of $5.52 per share, or $578,480 in total, on its outstanding shares of common stock to its stockholders of record as of the close of business on December 30, 2005. To compensate holders of the Company’s outstanding common stock options for the loss in economic value of the options resulting from payment of the special cash dividend, the Company made a one-time cash payment to holders

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

of the Company’s vested common stock options with an exercise price less than $13.22 of approximately $13,011 in total and made adjustments to decrease the exercise price and increase the number of shares of stock subject to the Company’s outstanding stock options. The adjustment resulted in an additional 2,445,263 shares subject to options at a weighted average exercise price of $5.78. The effect of the adjustments and the cash payments, taken together, provided each holder of outstanding stock options with the same economic value immediately after the time the Company’s common stock began trading ex-dividend as such holder had immediately prior to such time.

Retirement Plans

The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries in the United States and Puerto Rico. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the results of the Company, as defined under the profit share agreement. Total expense under the plans was approximately $1,172, $2,008 and $1,800 for the fiscal years ended May 31, 2006, 2005, and 2004, respectively. The profit sharing component of the expense for fiscal years ended May 31, 2005 and 2004 was $726 and $746, respectively. There was no profit sharing component for the fiscal year ended May 31, 2006.

Note 9.	Income Taxes

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments is as follows:

	Year Ended May 31,
	2006	2005	2004

Domestic	$4,129	$49,815	$(8,463)
Foreign	39,269	(27,638)	1,574

Total	$43,398	$22,177	$(6,889)

The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,
	2006	2005	2004

Current:
Federal	$2,405	$950	$9,499
State	(7,289)	3,676	407
Foreign	6,009	2,453	4,726

	$1,125	$7,079	$14,632

Deferred:
Federal	12,911	215	(9,022)
State	835	1,197	4,877
Foreign	8,647	(6,337)	(902)

	22,393	(4,925)	(5,047)

Total	$23,518	$2,154	$9,585

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,
	2006	2005	2004

Computed tax expense (benefit) at federal statutory rate on the income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	$15,189	$7,761	$(2,411)
Reduction in Tax Reserves, net	(4,903)	(7,382)	—
State and local income tax provision (benefit), net of federal income tax benefit	1,685	2,207	3,435
Nondeductible interest related to high yield debt obligation	—	—	2,026
Foreign taxes and rate differential	9,019	(1,817)	4,721
Foreign valuation allowances	2,001	777	1,719
Other	527	608	95

	$23,518	$2,154	$9,585

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2006	2005

Deferred Tax Assets:
Tax loss and credit carryforwards	$121,776	$129,756
Unrealized loss on interest rate swaps	—	488
Bad debt reserve	2,749	1,185
Deferred income	3,354	3,855
Other	(971)	5,097
Valuation allowance	(68,809)	(65,667)

	58,099	74,714

Deferred Tax Liabilities:
Unrealized gain on interest rate swaps	2,570	—
Amortization of intangible assets	111,280	101,321
Depreciation of fixed assets	61,193	66,891

	175,043	168,212

Net deferred tax liabilities	$(116,944)	$(93,498)

At May 31, 2006, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,008 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $122,952. At May 31, 2005, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,221 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $99,719.

At May 31, 2006, the Company had approximately $103,562 of net operating loss carryforwards for federal income tax purposes, expiring from 2012 through 2024, approximately $28,014 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $809,387 of state tax net operating loss carryforwards, expiring from 2007 through 2021. A valuation allowance has been recorded against approximately $752,970 of the state net operating loss carryforwards. In addition, the Company has approximately $21,598 of net operating loss carryforward for Dominican Republic income tax purposes, expiring from 2007 through 2009. A full valuation allowance has been recorded against these net operating loss carryforwards. The Company also had approximately $3,156 of net operating loss carryforwards for Puerto Rico tax purposes expiring in 2012. No valuation allowance has been recorded against these net operating loss carryforwards.

During fiscal 2006, the Company reduced its net operating loss carryforwards for federal income tax purposes and the respective valuation allowance in the amount of $104,221 as a result of determining that these losses can not be utilized.

At May 31, 2006, the Company has U.S. federal minimum tax credit carryforwards of approximately $17,054 and Puerto Rico minimum tax credit carryforwards of approximately $449 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

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

The Company has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign operations based upon its determination that such earnings will be indefinitely reinvested. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided.

The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $2,852, $1,388 and $82 for the years ended May 31, 2006, 2005 and 2004, respectively.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the years ended May 31, 2006 and May 31, 2005 by $4,903 and $7,382, respectively, primarily attributable to the reduction in exposure due to the expiration of the statute of limitations and the settlement of various tax audits.

For the year ended May 31, 2006 the Company recorded an increase in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $2,570. For the year ended May 31, 2005 the Company recorded a decrease in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a debit to accumulated other comprehensive income, net of deferred taxes of approximately $488.

Effective July 1, 2005, the Dominican Republic government enacted an asset tax based on 1% of adjusted assets, which operates as a minimum tax in lieu of income tax. The asset tax can be offset by prior year income tax prepayments, which, for fiscal 2005, were based on 1.5% of gross revenue.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 10.	Related Party Transactions

Welsh Carson and its affiliates hold approximately 53% of the Company’s outstanding common stock, and The Blackstone Group and its affiliates hold approximately 24% of the Company’s outstanding common stock. In January 1999, the Company entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2006, 2005 and 2004. At May 31, 2006 and 2005, $125 of such amounts were recorded within payable to affiliates in the Company’s consolidated balance sheets.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. This amount was reduced by $3,504 as a result of the expiration of the statute of limitations for the fiscal year ended May 31, 2002. The Company has redeemed a total of $225,000 in aggregate principal amount of the 2008 Senior Subordinated Notes, which included $114,511 principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

Note 11.	Commitments and Contingencies

Legal Proceedings:

The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. The decision of the court with respect to class certification is still pending. In 2006, a new judge was assigned to the case. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In 2001, the Company’s Dominican Republic subsidiary, AACR, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by AACR in the Dominican Republic. Subsequently, ITI counterclaimed against AACR claiming that AACR breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next twelve months. The Company does not believe that any damage

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

payments by AACR would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

As of May 31, 2006, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2007	$25,225	$1,121	$24,104	$5,198
May 31, 2008	23,069	824	22,245	5,392
May 31, 2009	21,918	567	21,351	5,603
May 31, 2010	19,103	413	18,690	5,785
May 31, 2011	14,513	157	14,356	5,978
May 31, 2012 and thereafter	125,537	16	125,521	143,871

Total minimum lease payments	$229,365	$3,098	$226,267	171,827

Less amount representing interest				(116,097)

Present value of net minimum lease payments				$55,730

Rent expense under operating leases was approximately $34,190, $28,836 and $24,998 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Other Commitments and Contingencies:

The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable will interconnect with the Company’s existing undersea capacity and terminate in the United States. As part of these agreements, the Company has committed to spend approximately $5,290. As of May 31, 2006, the Company has paid $2,789 under these agreements.

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of May 31, 2006 the Company has paid approximately $20,445 in connection with this agreement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. During the fiscal year ended May 31, 2006, the Company decreased the income tax payable included in accrued expenses and other current liabilities, and the amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, by $3,503 as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased during

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

the fiscal year ended May 31, 2002. As of May 31, 2006, the balance of the income tax payable included in accrued expenses and other current liabilities, and the corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, was $12,422.

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
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$26,129	$—	$68,755	$—	$—	$94,884
Accounts receivable, net	41,835	—	59,172	—	—	101,007
Inventory — phones and accessories, net	9,185	—	11,614	—	—	20,799
Prepaid expenses and other current assets	7,200	—	22,840	—	—	30,040

Total current assets	84,349	—	162,381	—	—	246,730
Property, plant & equipment, net	248,929	—	395,130	—	—	644,059
Equity investments in wireless systems, net	—	—	1,952	—	—	1,952
Debt issuance costs	17,798	—	34,014	—	—	51,812
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	68,492	—	—	68,492
Goodwill	4,186	—	22,518	—	—	26,704
Investment in subsidiaries	—	966,103	641,571	(731,536)	(876,138)	—
Other assets, net	9,218	—	3,068	—	—	12,286

Total	$364,480	$966,103	$1,712,984	$(731,536)	$(876,138)	$1,435,893

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	—	—	—	—	—	—
Accounts payable	13,584	—	15,513	—	—	29,097
Accrued expenses and other current liabilities	610,710	—	395,419	—	(811,704)	194,425
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	624,294	—	411,057	—	(811,704)	223,647
Long-term debt	792,025	736,395	59,913	546,720	—	2,135,053
Deferred federal income taxes	9,294	—	113,658	—	—	122,952
Other liabilities	4,809	—	11,061	—	—	15,870
Intercompany	11,110	941,171	1,001,317	(210,682)	(1,742,916)	—
Minority Interest in subsidiaries	—	—	3,230	—	—	3,230
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,052	—	1,052
Additional paid-in capital	(818,497)	—	818,497	4,211	—	4,211
Accumulated deficit	(260,257)	(712,476)	(705,749)	(1,071,760)	1,678,482	(1,071,760)
Accumulated other comprehensive loss	1,702	1,013	—	—	—	2,715

	(1,077,052)	(711,463)	112,748	(1,066,497)	1,678,482	(1,063,782)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,077,052)	(711,463)	112,748	(1,067,574)	1,678,482	(1,064,859)

Total	$364,480	$966,103	$1,712,984	$(731,536)	$(876,138)	$1,435,893

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$397,052	$—	$553,654	$—	$(4,978)	$945,728

Costs and expenses:
Cost of services	69,131	—	135,034	—	(4,006)	200,159
Cost of equipment sold	29,052	—	83,754	—	—	112,806
Sales and marketing	34,812	—	66,845	—	—	101,657
General and administrative	94,324	—	95,017	—	(972)	188,369
Depreciation and amortization	62,853	—	71,616	—	—	134,469
Loss (gain) on disposition of assets	700	—	(978)	—	—	(278)

	290,872	—	451,288	—	(4,978)	737,182

Operating income	106,180	—	102,366	—	—	208,546

Income (loss) from investments in subsidiaries	—	20,244	(11,438)	20,244	(29,050)	—
Interest expense, net	(102,367)	(65,378)	(7,457)	(25,665)	37,200	(163,667)
Loss on extinguishment of debt	(750)	—	—	—	—	(750)
Other (expense) income	(2,535)	—	1,804	—	—	(731)
Intercompany interest allocation	—	65,378	(53,843)	25,665	(37,200)	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	528	20,244	31,432	20,244	(29,050)	43,398
Income tax expense	(11,966)	—	(11,552)	—	—	(23,518)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(11,438)	20,244	19,880	20,244	(29,050)	19,880
Minority interest in income of subsidiaries	—	—	(784)	—	—	(784)
Income from equity investments	—	—	1,083	—	—	1,083

(Loss) income from continuing operations	(11,438)	20,244	20,179	20,244	(29,050)	20,179
Discontinued operations:
Income	—	—	—	—	—	—
Gain on disposition	—	—	100	—	—	100
Tax expense	—	—	(35)	—	—	(35)

Income from discontinued operations	—	—	65	—	—	65

Net (loss) income	$(11,438)	$20,244	$20,244	$20,244	$(29,050)	$20,244

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(11,438)	$20,244	$20,244	$20,244	$(29,050)	$20,244

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,853	—	71,616	—	—	134,469
Minority interest in loss of subsidiaries	—	—	784	—	—	784
Deferred income taxes	9,294	—	13,939	—	—	23,233
Income from equity investments	—	—	(1,083)	—	—	(1,083)
Equity in undistributed earnings of subsidiaries	—	20,244	(11,438)	20,244	(29,050)	—
Distribution received from equity investment	—	—	1,406	—	—	1,406
Loss (gain) on disposition of assets	700	—	(1,078)	—	—	(378)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	239	(92,527)	77,908	(58,446)	85,719	12,893

Total adjustments	73,086	(72,283)	152,054	(38,202)	56,669	171,324

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	61,648	(52,039)	172,298	(17,958)	27,619	191,568

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	24	—	—	24
Capital expenditures	(72,202)	—	(73,300)	—	—	(145,502)
Proceeds from the sale of equity investment	—	—	1,007	—	—	1,007

NET CASH USED IN INVESTING ACTIVITIES	(72,202)	—	(72,269)	—	—	(144,471)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt, net of discount of $3,500	—	—	—	546,500	—	546,500
Payment of dividend	—	—	—	(578,480)	—	(578,480)
Repayment of debt	(42,500)	—	(569)	—	—	(43,069)
	—	—	—	(15,447)	—	(15,447)
Proceeds from the exercise of employee stock options	—	—	—	5,079	—	5,079
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received from (paid to) affiliates	16,312	52,039	(100,654)	59,922	(27,619)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,188)	52,039	(101,223)	17,958	(27,619)	(85,033)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(36,742)	—	(1,194)	—	—	(37,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,129	$—	$68,755	$—	$—	$94,884

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
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
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$386,622	$—	$502,058	$—	$(6,253)	$882,427

Costs and expenses:
Cost of services	61,529	—	108,805	—	(4,284)	166,050
Cost of equipment sold	25,486	—	68,845	—	—	94,331
Sales and marketing	37,831	—	58,146	—	—	95,977
General and administrative	81,685	—	79,992	—	(1,969)	159,708
Depreciation and amortization	142,737	—	59,316	—	—	202,053
Loss (gain) on disposition of assets	1,346	—	(15,808)	—	—	(14,462)

	350,614	—	359,296	—	(6,253)	703,657

Operating income	36,008	—	142,762	—	—	178,770

Income (loss) from investments in subsidiaries	—	25,621	(52,313)	25,621	1,071	—
Interest expense, net	(100,523)	(145,041)	100,523	—	—	(145,041)
Loss on extinguishment of debt	—	(9,052)	—	—	—	(9,052)
Other expense	(1,836)	—	(664)	—	—	(2,500)
Intercompany interest allocation	—	154,093	(154,093)	—	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(66,351)	25,621	36,215	25,621	1,071	22,177
Income tax benefit (expense)	14,038	—	(16,192)	—	—	(2,154)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(52,313)	25,621	20,023	25,621	1,071	20,023
Minority interest in income of subsidiaries	—	—	(934)	—	—	(934)
Income from equity investments	—	—	540	—	—	540

(Loss) income from continuing operations	(52,313)	25,621	19,629	25,621	1,071	19,629

Discontinued operations:
Income	—	—	2,767	—	—	2,767
Gain on disposition			62,573	—	—	62,573
Tax expense	—	—	(59,348)	—	—	(59,348)

Income from discontinued operations	—	—	5,992	—	—	5,992

Net (loss) income	$(52,313)	$25,621	$25,621	$25,621	$1,071	$25,621

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
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
Fiscal Years Ended May 31, 2006, 2005 and 2004
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
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2004
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
OPERATING ACTIVITIES:
Net (loss) income	$(122,941)	$119,218	$119,218	$(22,792)	$(115,495)	$(22,792)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,597	—	81,394	—	—	140,991
Non-cash paid in kind interest	—	—	—	13,997	—	13,997
Minority interest in loss of subsidiaries	—	—	627	—	—	627
Deferred income taxes	—	—	2,388	—	—	2,388
Income from equity investments	—	—	(143)	—	—	(143)
Distributions received from equity investments	—	—	14	—	—	14
Equity in undistributed earnings of subsidiaries	—	(119,218)	122,941	(119,218)	115,495	—
Loss (gain) on disposition of assets	2,096	—	(596)	—	—	1,500
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	49,804	(34,890)	73,579	116,648	(136,549)	68,592

Total adjustments	111,497	(154,108)	280,204	11,427	(21,054)	227,966

NET CASH PROVIDED BY OPERATING ACTIVITIES	(11,444)	(34,890)	399,422	(11,365)	(136,549)	205,174

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	2,442	—	—	2,442
Capital expenditures	(70,899)	—	(62,031)	—	—	(132,930)

NET CASH USED IN INVESTING ACTIVITIES	(70,899)	—	(59,589)	—	—	(130,488)

FINANCING ACTIVITIES:
Proceeds from the issuance of long- term debt	817,131	154,412	608,731	—	(155,274)	1,425,000
Repayment of debt	(682,201)	(54,125)	(665,034)	(202,794)	155,274	(1,448,880)
Debt issuance costs paid	—	—	(48,064)	—	—	(48,064)
Proceeds from issuance of common stock (net of underwriting fees)	—	—	—	35,095	—	35,095
Proceeds from the exercise of employee stock options	—	—	—	1,329	—	1,329
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	390	—	390
Cash received from (paid to) affiliates	147,182	(118,563)	183,608	213,351	(425,578)	—
Cash advances from parent (to subsidiaries)	(193,857)	53,166	(385,430)	(36,006)	562,127	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	88,255	34,890	(306,189)	11,365	136,549	(35,130)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,912	—	33,644	—	—	39,556
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,572	—	35,976	—	—	72,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,484	$—	$69,620	$—	$—	$112,104

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 13.  Segment Information

The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before income (loss) from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, other (expense) income, loss on extinguishment of debt, interest expense, net, other, gain (loss) on disposition of assets, strategic alternatives/recapitalization costs and depreciation and amortization.

The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 2). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2006, 2005 and 2004 is as follows:

	Fiscal Year Ended May 31,
	2006	2005	2004

U.S. wireless
Service revenue	$336,474	$323,420	$295,474
Roaming revenue	79,424	56,810	54,303
Equipment sales	28,461	18,800	20,423

Total revenue	444,359	399,030	370,200
Adjusted operating income	160,634	167,713	149,488
Total assets	1,889,939	1,862,110	1,990,509
Capital expenditures	58,375	74,720	46,882
Caribbean wireless
Service revenue	$355,739	$342,509	$292,995
Roaming revenue	2,458	1,918	2,889
Equipment sales	11,581	10,758	10,328

Total revenue	369,778	355,185	306,212
Adjusted operating income	136,002	139,636	119,063
Total assets	412,398	498,025	504,146
Capital expenditures	58,481	72,315	62,894
Caribbean broadband
Switched revenue	$51,803	$48,407	$37,980
Dedicated revenue	58,127	53,499	49,559
Wholesale termination revenue	23,361	22,512	21,835
Other revenue	11,928	15,469	7,288

Total revenue	145,219	139,887	116,662
Adjusted operating income	65,437	59,012	46,900
Total assets	719,165	687,028	801,508
Capital expenditures	28,646	23,652	17,940
Eliminations
Total revenue(1)	$(13,628)	$(11,675)	$(12,306)
Total assets(2)	(1,585,609)	(1,600,423)	(1,756,516)
Consolidated
Total revenue	$945,728	$882,427	$780,768
Adjusted operating income	362,073	366,361	315,451
Total assets	1,435,893	1,446,740	1,539,647
Capital expenditures	145,502	170,687	127,716

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,
	2006	2005	2004

Adjusted operating income	$362,073	$366,361	$315,451
Depreciation and amortization	(134,469)	(202,053)	(118,124)
Strategic alternatives/recapitalization costs	(19,336)	—	—
Gain (loss) on disposition of assets	278	14,462	(641)
Other	—	—	(1,513)

Operating income	208,546	178,770	195,173
Interest expense, net	(163,667)	(145,041)	(162,922)
Loss on extinguishment of debt	(750)	(9,052)	(39,176)
Other (expense) income	(731)	(2,500)	36
Income tax expense	(23,518)	(2,154)	(9,585)
Minority interest in income of subsidiaries	(784)	(934)	(627)
Income from equity investments	1,083	540	143
Income (loss) from discontinued operations	65	5,992	(5,834)

Net income (loss)	$20,244	$25,621	$(22,792)

Note 14.	Subsequent Events

In July 2006, the Company filed an application to participate in the FCC’s upcoming auction of 90 MHz of spectrum that is scheduled to begin on August 9, 2006.

In July 2006, the Company filed a universal shelf registration statement with the SEC seeking to register an additional 30 million shares of common stock owned by affiliates of Welsh Carson and approximately 21.7 million shares owned by affiliates of The Blackstone Group. Such registration statement has not yet been declared effective. In connection with the filing of the shelf registration statement, the Company entered into amendments to our Stockholders Agreement and Registration Rights Agreement with affiliates of Welsh Carson and The Blackstone Group.

On July 12, 2006, the Company completed the purchase of the 20% common stock interest in AACR that it did not own at May 31, 2006. AACR is the Company’s subsidiary that operates our Dominican Republic telecommunications businesses.

On June 30, 2006, the Company entered into a definitive agreement to acquire 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

Note 15.	Quarterly Financial Information (unaudited)

Provided below is summarized quarterly financial data:

	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2005	2005	2006	2006

Revenue	$237,243	$235,580	$232,465	$240,440
Operating income	61,517	58,723	32,724	55,582
Income tax (expense) benefit	(12,802)	(15,266)	6,467	(1,917)
Income (loss) from continuing operations	14,610	8,243	(6,060)	3,386
Net income from discontinued operations	65	—	—	—
Net income (loss)	14,675	8,243	(6,060)	3,386
Earnings (loss) per share:
Basic
Earnings (loss) per share from continuing operations	0.14	0.08	(0.06)	0.03
(Loss) earnings per share from discontinued operations	0.00	—	—	—

Net income (loss) per share	0.14	0.08	(0.06)	0.03
Diluted
Earnings (loss) per share from continuing operations	0.14	0.08	(0.06)	0.03
(Loss) earnings per share from discontinued operations	0.00	—	—	—

Net income (loss) per share	0.14	0.08	(0.06)	0.03

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2006, 2005 and 2004
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
Wall, New Jersey

We have audited the consolidated financial statements of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2006 and 2005, and for each of the three years in the period ended May 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, and have issued our report thereon dated August 10, 2006; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in the accompanying index Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

New York, New York
August 10, 2006

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning of	costs and	other		at end of
	fiscal Year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2006 Allowance for Doubtful Accounts	$6,874	$10,533	$963	$(10,428)	$7,942

Reserve for Inventory Obsolescence	$3,867	$894	$67	$(3,223)	$1,605

Fiscal year ended May 31, 2005 Allowance for Doubtful Accounts	$5,385	$10,179	$(14)	$(8,676)	$6,874

Reserve for Inventory Obsolescence	$2,692	$2,324	$42	$(1,191)	$3,867

Fiscal year ended May 31, 2004 Allowance for Doubtful Accounts	$6,755	$7,997	$10	$(9,377)	$5,385

Reserve for Inventory Obsolescence	$1,830	$710	$662	$(510)	$2,692

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/ Michael J. Small
Michael J. Small
Chief Executive Officer and Director
Dated August 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Small Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2006

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 10, 2006

/s/ Francis P. Hunt Francis P. Hunt	Senior Vice President and Controller (Principal Accounting Officer)	August 10, 2006

/s/ Thomas E. McInerney Thomas E. McInerney	Chairman, Board of Directors	August 10, 2006

/s/ Anthony J. de Nicola Anthony J. de Nicola	Director	August 10, 2006

/s/ James R. Matthews James R. Matthews	Director	August 10, 2006

/s/ James P. Pellow James P. Pellow	Director	August 10, 2006

/s/ Raymond Ranelli Raymond Ranelli	Director	August 10, 2006

/s/ Robert D. Reid Robert D. Reid	Director	August 10, 2006

/s/ Scott N. Schneider Scott N. Schneider	Director	August 10, 2006

/s/ J. Stephen Vanderwoude J. Stephen Vanderwoude	Director	August 10, 2006