Form 10-Q
period 2006-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2006-10-05
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock — 105,280,105 outstanding shares as of September 29, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	August 31,	May 31,
	2006	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,631	$94,884
Accounts receivable, less allowance for doubtful accounts of $8,057 and $7,942, respectively	108,336	101,007
Inventory — phones and accessories, net	25,814	20,799
Prepaid expenses and other current assets	32,085	30,040

Total Current Assets	250,866	246,730
Property, plant and equipment, net	632,548	644,059
Equity investments in wireless systems, net	1,990	1,952
Debt issuance costs, less accumulated amortization of $23,774 and $21,618, respectively	49,682	51,812
U.S. wireless licenses	383,858	383,858
Caribbean wireless licenses, net	68,242	68,492
Goodwill	30,204	26,704
Transmission and connecting rights, net	643	665
Cable facility, net	3,670	3,730
Other assets, net	11,794	7,891

TOTAL ASSETS	$1,433,497	$1,435,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable	34,394	29,097
Accrued expenses and other current liabilities	183,584	194,425
Payable to affiliates	125	125

Total Current Liabilities	218,103	223,647
Long-term debt	2,137,863	2,135,053
Deferred income taxes	123,138	122,952
Other liabilities	16,108	15,870
Minority interest in subsidiaries	3,439	3,230
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 105,412,522 and 105,224,491 shares, respectively; and outstanding 105,342,019 and 105,153,988 shares, respectively	1,054	1,052
Additional paid-in capital	6,986	4,211
Accumulated deficit	(1,073,922)	(1,071,760)
Accumulated other comprehensive income	1,805	2,715

	(1,064,077)	(1,063,782)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,065,154)	(1,064,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,433,497	$1,435,893

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	August 31,	August 31,
	2006	2005

Revenue:
Service revenue	$230,225	$228,223
Equipment sales	12,746	9,020

	242,971	237,243

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	51,713	49,180
Cost of equipment sold	30,050	25,182
Sales and marketing	25,791	25,550
General and administrative	43,273	43,148
Depreciation and amortization	35,817	32,751
Loss (gain) on disposition of assets	205	(85)

	186,849	175,726

Operating income	56,122	61,517

Interest expense, net	(50,714)	(33,995)
Other income (expense)	7	(6)

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	5,415	27,516
Income tax expense	(7,622)	(12,802)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(2,207)	14,714
Minority interest in income of subsidiaries	(208)	(212)
Income from equity investments	253	108

(Loss) income from continuing operations	(2,162)	14,610
Discontinued operations:
Income	—	—
Gain on disposition	—	100
Tax expense	—	(35)

Net income from discontinued operations	—	65

Net (loss) income	$(2,162)	$14,675

(Loss) earnings per share:
Basic
(Loss) earnings per share from continuing operations	$(0.02)	$0.14
Earnings per share from discontinued operations	—	0.00

Net (loss) income per share	$(0.02)	$0.14

Diluted
(Loss) earnings per share from continuing operations	$(0.02)	$0.14
Earnings per share from discontinued operations	—	0.00

Net (loss) income per share	$(0.02)	$0.14

Weighted-average number of shares outstanding:
Basic	105,211	104,108

Diluted	105,211	106,876

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2006	2005

OPERATING ACTIVITIES:
Net (loss) income	$(2,162)	$14,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,817	32,751
Stock-based compensation	2,106	—
Excess tax benefits from stock-based compensation	(43)	—
Minority interest in income of subsidiaries	208	212
Income from equity investments	(253)	(108)
Distributions received from equity investments	215	—
Loss (gain) on disposition of assets	205	185
Changes in assets and liabilities	(27,578)	(15,319)

Net cash provided by operating activities	8,515	32,396

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	316	5
Acquisition of minority interest, net	(2,500)	—

Capital expenditures	(16,862)	(26,665)

Net cash used in investing activities	(19,046)	(26,660)

FINANCING ACTIVITIES:
Repayment of debt	(436)	(1,616)
Proceeds from the exercise of stock options	210	853
Excess tax benefits from stock-based compensation	43	—
Proceeds from issuance of common stock under employee stock purchase plan	461	384

Net cash provided by (used in) financing activities	278	(379)

Net (decrease) increase in cash and cash equivalents	(10,253)	5,357
Cash and cash equivalents, beginning of period	94,884	132,820

Cash and cash equivalents, end of period	$84,631	$138,177

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$67,698	$56,661

Income taxes	$740	$1,561

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$2,536	$714

Acquisition of minority interest included in accrued expenses and other current liabilities	$1,000	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2006 Annual Report on Form 10-K, filed on August 10, 2006, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of August 31, 2006 and the results of its consolidated operations and consolidated cash flows for the three-month periods ended August 31, 2006 and 2005.

Income Taxes:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended August 31, 2006 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 133.4%.

The Company’s effective tax rate of 133.4% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit, foreign taxes for which the Company cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which, in the Company’s judgment, it is more likely than not that a tax benefit will not be realized. In addition, the Company’s effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the three months ended August 31, 2006 by $517, primarily attributed to the reduction in certain exposures related to foreign taxes.

NOTE 2.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

The following table presents the intangible assets not subject to amortization:

	As of	As of
	August 31, 2006	May 31, 2006

U.S. wireless licenses	$383,858	$383,858
Caribbean wireless licenses — Puerto Rico(1)	54,159	54,159

Total	$438,017	$438,017

(1)	Included in Caribbean wireless licenses on the consolidated balance sheet which also includes finite lived wireless assets for the Dominican Republic (see table below).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses have a finite life and therefore are being amortized over a twenty-year period (i.e., the life of the license) using the straight-line method.

Goodwill and other intangible assets with indefinite lives are subject to impairment tests. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the difference. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit has been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for intangible assets not subject to amortization was performed using a residual value approach prior to June 1, 2005 (see below). A residual value approach consists of measuring the fair value of each reporting unit’s indefinite lived assets by deducting the fair values of its net assets, including customer relationships, other than the indefinite lived assets, from the reporting units fair value, which was determined using a discounted cash flow analysis. The analysis is based on the Company’s long-term cash flow projections with an assumed terminal value, discounted at its corporate weighted-average cost of capital. If the carrying value of the indefinite lived intangible assets of each reporting unit exceeds their respective fair value, an impairment loss is recognized in an amount equal to the excess.

On September 29, 2004, the SEC issued a Staff Announcement titled Use of the Residual Method to Value Acquired Assets other than Goodwill. The Staff Announcement required adoption of a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, Business Combinations (“SFAS 141”), effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption were required to be tested for impairment using a direct value method no later than the beginning of fiscal year 2006. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method is to be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Company adopted a direct value method as of June 1, 2005 in accordance with this Staff Announcement, and there were no impairments at that time.

The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents other intangible assets subject to amortization:

		As of August 31, 2006		As of May 31, 2006
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Caribbean wireless licenses — Dominican Republic	20 years	$20,000	$5,917	$20,000	$5,667
Transmission and connecting rights	25 years	2,192	1,549	2,192	1,527
Cable facility	25 years	6,000	2,330	6,000	2,270

Total		$28,192	$9,796	$28,192	$9,464

Other intangible assets amortization expense was $332 for the three months ended August 31, 2006. Based solely on the finite lived intangible assets existing at August 31, 2006, amortization expense is estimated to be $996 for the remainder of fiscal 2007 and $1,328 for each of the next five fiscal years.

Goodwill

The goodwill balance in the Caribbean wireless segment was $26,017 and $22,517 at August 31, 2006 and May 31, 2006, respectively. The goodwill in the Caribbean wireless segment increased by $3,500 during the three months ended August 31, 2006 as a result of the preliminary allocation (based on preliminary estimates of fair value) of the purchase price of the remaining 20% common stock interest in the Company’s subsidiary that operates in the Dominican Republic (see Note 7), which the Company purchased during such period. The goodwill balance in the Caribbean broadband segment was $4,187 at August 31, 2006 and May 31, 2006.

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of	As of
	August 31, 2006	May 31, 2006

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $3,155	346,845	346,720
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	145,000	145,000
Capital Lease Obligations	58,505	55,730
Financing Obligation — Tower Sale	12,513	12,603

Total Long-Term Debt	2,137,863	2,135,053
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,137,863	$2,135,053

Senior Secured Credit Facility

On February 9, 2004, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750,000 senior secured credit facility (the “Senior Secured Credit Facility”). The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At August 31, 2006, approximately $150,000 was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, the Company amended its Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 4.90% as of August 31, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Holdco Notes were subsequently registered under the Securities Act of 1933, as amended. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200,000 of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

On February 9, 2004, concurrent with the Senior Secured Credit Facility, the Company and its wholly-owned subsidiaries, CCOC and CPROC, as co-issuers, issued $325,000 aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”). The Company used the net proceeds from the 2014 Senior Notes offering to refinance outstanding indebtedness.

On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of the 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”). CPROC is a guarantor of the 2013 Senior Notes.

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, then owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes, or approximately 51%. The Company has repurchased or redeemed $225,000 aggregate principal amount of such notes, of which $114,511, or 50.9%, were owned by the Welsh Carson affiliate.

Derivative Financial Instruments

On March 1, 2005, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate swap agreement (the “CPROC Swap”) to hedge variable interest rate risk on $250,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Swap became effective as of March 31, 2005 and expires March 30, 2007. The fixed interest rate on the CPROC Swap is 6.29%. The CPROC Swap was designated a cash flow hedge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and will expire on March 31, 2008. The fixed interest rate on the 2007 CRPOC Swap is 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

At August 31, 2006, the fair value of the swaps was approximately $3,486. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. For the three months ended August 31, 2006, the Company recorded $1,805, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at August 31, 2006.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at August 31, 2006 are summarized as follows:

August 31, 2007	$—
August 31, 2008	(556)
August 31, 2009	145,019
August 31, 2010	275,157
August 31, 2011	275,263
August 31, 2012 and thereafter	1,446,135

2,141,018
Unamortized discount	(3,155)

$2,137,863

Interest expense, as reflected on the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2006 and 2005 was approximately $51,752 and $34,854, respectively.

NOTE 4.	EMPLOYEE STOCK COMPENSATION

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123(R).

On June 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this method, compensation expense in fiscal year 2007 includes the portion vesting in the period for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) all stock-based awards granted prior to, but not vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We have elected to treat awards with graded vesting as a single award when estimating fair value. The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In the first quarter of fiscal year 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2,106, of which $239 was recorded in cost of services, $202 was recorded in sales and marketing and $1,665 recorded in general & administrative in the accompanying Condensed Consolidated Statement of Operations. The incremental stock-based compensation expense caused income before income taxes to decrease by $2,106, net income to decrease by $1,300 and basic and diluted earnings per share to decrease by $0.01 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $43 related to excess tax benefits from the exercise of stock-based awards.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R):

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25 (“APB 25”) to account for its stock-based awards. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has not changed its valuation model used for estimating the fair value of options granted after June 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three months ended August 31, 2005 based on the fair value method under SFAS 123:

Three Months Ended
August 31, 2005

Net income (loss):
As reported	$14,675
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	1,494

Pro forma	$13,181
Earnings per share:
Basic:
As reported	$0.14
Pro forma	$0.13
Diluted:
As reported	$0.14
Pro forma	$0.12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions:

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	August 31,
	2006	2005

Expected volatility	69.5%	77.9%
Risk-free interest rate	4.8%	4.3%
Expected lives of option grants	4.5 years	4 years
Expected dividend yield	0.00%	0.00%

The expected volatility assumption used in the Black-Scholes option-pricing model was based solely on historical volatility, calculated using the historical weekly price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. Beginning on June 1, 2006, the expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 years and the contractual term of 7 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The Company does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on relevant historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

1999 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option issued under the 1999 Stock Option Plan is ten years. The term of each non-qualified stock option generally ranges between seven and ten years. The 1999 Stock Option Plan was amended in September 2001 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 12,000,000 shares. As a result of the adjustment to outstanding options in January 2006, the aggregate number of shares under the plan was automatically increased to 14,445,263. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan. The 1999 Stock Option Plan was amended again in September 2006 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 17,445,263 shares.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the holder. During the fiscal year ended May 31, 2006, no shares of restricted stock were issued under the 1999 Stock Option Plan. No restricted stock was outstanding as of May 31, 2006 and 2005.

The following table summarizes activity under our equity incentive plans for the three months ended August 31, 2006:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (In years)	Intrinsic Value

Outstanding at June 1, 2006	10,863	$4.97
Granted	39	$5.21
Exercised	(85)	$3.07
Forfeited/cancelled	(49)	$6.26

Outstanding at August 31, 2006	10,768	$4.98	5.48	$1.22

Options exercisable at August 31, 2006	5,870	$3.95	4.86	$0.67

The weighted-average grant-date fair value of stock options granted during the three-months ended August 31, 2006 and 2005 was $3.06 and $7.95 per share, respectively. The total intrinsic value of options exercised during the three-months ended August 31, 2006 and 2005 was $168 and $1,233, respectively.

The Company received $210 and $853 cash from the exercise of stock options during the three months ended August 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $59 and $507 respectively, for the three months ended August 31, 2006 and 2005.

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the three months ended August 31, 2006 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at June 1, 2006	6,126	$3.65
Granted	39	$3.06
Vested	(1,239)	$2.57
Forfeited	(28)	$4.05

Nonvested at August 31, 2006	4,898	$3.88

As of August 31, 2006, there was approximately $13,407 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 1.9 years. The total fair value of shares vested during the three-months ended August 31, 2006 and 2005 was $3,189 and $2,263, respectively.

NOTE 5.	DISCONTINUED OPERATIONS

On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157, Fair Value Measurement. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of June 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

NOTE 7.	ACQUISITIONS AND DISPOSITIONS

On June 30, 2006, the Company entered into a definitive agreement to acquire 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market.

On July 12, 2006, the Company completed the purchase of the 20% common stock interest in All America Cables & Radio, Inc. (“AACR”) that it did not own at May 31, 2006. AACR is the Company’s subsidiary that operates its Dominican Republic telecommunications businesses. The Company allocated the net purchase price of $3,500 to the goodwill balance of its Caribbean Wireless segment. The goodwill, which is not deductible for tax purposes, was allocated based on a preliminary estimate of fair value.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

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

In 2001, AACR commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by AACR in the Dominican Republic. Subsequently, ITI counterclaimed against AACR claiming that AACR breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected during fiscal 2007. The Company does not believe that any damage payments by AACR would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Other Commitments and Contingencies:

The Company has contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable will interconnect with the Company’s existing undersea capacity and terminate in the United States. As part of these agreements, the Company has committed to spend approximately $5,475. As of August 31, 2006, the Company has paid approximately $4,185 under these agreements.

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of August 31, 2006, the Company has paid approximately $23,387 in connection with this agreement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. During fiscal 2006, the Company decreased the income tax payable included in accrued expenses and other current liabilities, and the amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, by $3,503 as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased during the fiscal year ended May 31, 2002. As of August 31, 2006, the balance of the income tax payable included in accrued expenses and other current liabilities, and the corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, was $12,422.

NOTE 9.	SEGMENT INFORMATION

The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Caribbean wireless, and Caribbean broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Caribbean wireless represents the Company’s wireless operations in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Caribbean broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico and the Dominican Republic. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net (loss) income before income from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, other income (expense), interest expense, net, (loss) gain on disposition of assets, strategic alternatives/recapitalization costs, stock-based compensation expense and depreciation and amortization.

The results of operations presented below exclude Centennial Cable due to its classification as a discontinued operation (see Note 5). Prior to its classification as a discontinued operation, the results of operations of Centennial Cable were included in the Caribbean Broadband Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in its three business segments as of, and for the three months ended, August 31, 2006 and 2005 is as follows:

	Three Months Ended
	August 31,
	2006	2005

U.S. WIRELESS
Service revenue	$91,709	$80,903
Roaming revenue	19,322	21,225
Equipment sales	9,390	5,698

Total revenue	120,421	107,826
Adjusted operating income	43,691	40,653
Total assets	1,904,084	1,862,715
Capital expenditures	5,403	9,551
CARIBBEAN WIRELESS
Service revenue	$86,281	$92,132
Roaming revenue	1,641	346
Equipment sales	3,356	3,322

Total revenue	91,278	95,800
Adjusted operating income	33,631	36,833
Total assets	386,158	496,514
Capital expenditures	7,354	10,307
CARIBBEAN BROADBAND
Switched revenue	$13,940	$12,715
Dedicated revenue	15,275	14,282
Wholesale termination revenue	3,649	6,576
Other revenue	2,267	3,096

Total revenue	35,131	36,669
Adjusted operating income	17,211	16,697
Total assets	727,278	695,415
Capital expenditures	4,105	6,807
ELIMINATIONS
Total revenue(1)	$(3,859)	$(3,052)
Total assets(2)	(1,584,023)	(1,598,341)
CONSOLIDATED
Total revenue	$242,971	$237,243
Adjusted operating income	94,533	94,183
Total assets	1,433,497	1,456,303
Capital expenditures	16,862	26,665

(1)	Elimination of intercompany revenue, primarily from Caribbean broadband to Caribbean wireless.

(2)	Elimination of intercompany investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net (loss) income:

	Three Months Ended
	August 31,
	2006	2005

Adjusted operating income	$94,533	$94,183
Depreciation and amortization	(35,817)	(32,751)
Stock-based compensation expense	(2,106)	—
Strategic alternatives/recapitalization costs	(283)	—
(Loss) gain on disposition of assets	(205)	85

Operating income	56,122	61,517
Interest expense, net	(50,714)	(33,995)
Other income (expense)	7	(6)
Income tax expense	(7,622)	(12,802)
Minority interest in income of subsidiaries	(208)	(212)
Income from equity investments	253	108
Income from discontinued operations	—	65

Net (loss) income	$(2,162)	$14,675

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of August 31, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$35,416	$—	$49,215	$—	$—	$84,631
Accounts receivable, net	43,814	—	64,522	—	—	108,336
Inventory — phones and accessories, net	9,072	—	16,742	—	—	25,814
Prepaid expenses and other current assets	7,331	—	24,754	—	—	32,085

Total current assets	95,633	—	155,233	—	—	250,866
Property, plant & equipment, net	244,903	—	387,645	—	—	632,548
Equity investments in wireless systems, net	—	—	1,990	—	—	1,990
Debt issuance costs	17,108	—	32,574	—	—	49,682
U.S. wireless licenses	—	—	383,858	—	—	383,858
Caribbean wireless licenses, net	—	—	68,242	—	—	68,242
Goodwill	4,186	—	26,018	—	—	30,204
Investment in subsidiaries	—	963,941	638,461	(733,698)	(868,704)	—
Other assets, net	8,270	—	7,837	—	—	16,107

Total	$370,100	$963,941	$1,701,858	$(733,698)	$(868,704)	$1,433,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	12,238	—	22,156	—	—	34,394
Accrued expenses and other current liabilities	51,764	—	397,717	—	(265,897)	183,584
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	64,002	—	419,998	—	(265,897)	218,103
Long-term debt	792,090	736,395	62,533	546,845	—	2,137,863
Deferred federal income taxes	6,311	—	116,827	—	—	123,138
Other liabilities	4,721	—	11,387	—	—	16,108
Intercompany	33,363	941,454	977,088	(213,584)	(1,738,321)	—
Minority interest in subsidiaries	—	—	3,439	—	—	3,439
Redeemable preferred stock	560,038	—	—	—	(560,038)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,054	—	1,054
Additional paid-in capital	(818,497)	—	818,497	6,986	—	6,986
Accumulated (deficit) equity	(273,003)	(714,638)	(707,911)	(1,073,922)	1,695,552	(1,073,922)
Accumulated other comprehensive income	1,075	730	—	—	—	1,805

	(1,090,425)	(713,908)	110,586	(1,065,882)	1,695,552	(1,064,077)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,090,425)	(713,908)	110,586	(1,066,959)	1,695,552	(1,065,154)

Total	$370,100	$963,941	$1,701,858	$(733,698)	$(868,704)	$1,433,497

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)

Revenue	$99,083	$—	$145,588	$—	$(1,700)	$242,971

Costs and expenses:
Cost of services	17,989	—	35,041	—	(1,317)	51,713
Cost of equipment sold	6,474	—	23,576	—	—	30,050
Sales and marketing	9,292	—	16,499	—	—	25,791
General and administrative	20,868	—	22,788	—	(383)	43,273
Depreciation and amortization	16,627	—	19,190	—	—	35,817
Loss (gain) on disposition of assets	543	—	(338)	—	—	205

	71,793	—	116,756	—	(1,700)	186,849

Operating income	27,290	—	28,832	—	—	56,122

(Loss) income from investments in subsidiaries	—	(2,162)	(3,110)	(2,162)	7,434	—
Interest expense, net	(25,594)	(17,294)	16,263	(14,789)	(9,300)	(50,714)
Other (expense) income	(578)	—	585	—	—	7
Intercompany interest allocation	—	17,294	(41,383)	14,789	9,300	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	1,118	(2,162)	1,187	(2,162)	7,434	5,415
Income tax expense	(4,228)	—	(3,394)	—	—	(7,622)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(3,110)	(2,162)	(2,207)	(2,162)	7,434	(2,207)
Minority interest in income of subsidiaries	—	—	(208)	—	—	(208)
Income from equity investments	—	—	253	—	—	253

Net (loss) income	$(3,110)	$(2,162)	$(2,162)	$(2,162)	$7,434	$(2,162)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(3,110)	(2,162)	(2,162)	(2,162)	7,434	(2,162)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,627	—	19,190	—	—	35,817
Stock-based compensation expense	1,024	—	1,082	—	—	2,106
Excess tax benefits from stock-based compensation	—	—	(43)	—	—	(43)
Minority interest in income of subsidiaries	—	—	208	—	—	208
Income from equity investments	—	—	(253)	—	—	(253)
Equity in undistributed earnings (loss) of subsidiaries	—	(2,162)	(3,110)	(2,162)	7,434	—
Distribution received from equity investment	—	—	215	—	—	215
Loss (gain) on disposition of assets	543	—	(338)	—	—	205
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(15,747)	149,386	(81,050)	(69,279)	(10,888)	(27,578)

Total adjustments	2,447	147,224	(64,099)	(71,441)	(3,454)	10,677

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(663)	145,062	(66,261)	(73,603)	3,980	8,515

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	316	—	—	316
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Capital expenditures	(9,572)	—	(7,290)	—	—	(16,862)

NET CASH USED IN INVESTING ACTIVITIES	(9,572)	—	(9,474)	—	—	(19,046)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(436)	—	—	(436)
Proceeds from the exercise of employee stock options	—	—	—	210	—	210
Excess tax benefits from stock-based compensation	—	—	43	—	—	43
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	19,522	(145,062)	56,588	72,932	(3,980)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,522	(145,062)	56,195	73,603	(3,980)	278

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,287	—	(19,540)	—	—	(10,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	35,416	—	49,215	—	—	84,631

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net income	$613	$14,675	$14,675	$14,675	$(29,963)	$14,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,729	—	17,022	—	—	32,751
Minority interest in loss of subsidiaries	—	—	212	—	—	212
Income from equity investments	—	—	(108)	—	—	(108)
Equity in undistributed earnings of subsidiaries	—	(14,675)	(613)	(14,675)	29,963	—
(Loss) gain on disposition of assets	(16)	—	201	—	—	185
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	2,641	(191,086)	138,384	15,910	18,832	(15,319)

Total adjustments	18,354	(205,761)	155,098	1,235	48,795	17,721

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,967	(191,086)	169,773	15,910	18,832	32,396

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	5	—	—	5
Capital expenditures	(15,123)	—	(11,542)	—	—	(26,665)

NET CASH USED IN INVESTING ACTIVITIES	(15,123)	—	(11,537)	—	—	(26,660)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,500)	(116)	—	—	(1,616)
Proceeds from the exercise of employee stock options	—	—	—	853	—	853
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received (paid to) from affiliates	8,758	192,586	(165,365)	(17,147)	(18,832)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,758	191,086	(165,481)	(15,910)	(18,832)	(379)

NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,602	—	(7,245)	—	—	5,357
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,473	$—	$62,704	$—	$—	$138,177

NOTE 11.	SUBSEQUENT EVENTS

On September 19, 2006, the FCC’s advanced wireless services spectrum auction ended. The Company was the provisional winning bidder on two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9,100.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.4 million wireless customers and approximately 371,500 access line equivalents as of August 31, 2006. We operate in markets covering over 21 million Net Pops in the United States and the neighboring Caribbean. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based Caribbean service area, which also includes operations in the Dominican Republic and the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico and the Dominican Republic, broadband communications services to business and residential customers.

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the results of operations presented below exclude Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to its classification as a discontinued operation.

The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, filed on August 10, 2006, in addition to the unaudited interim condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2006 Annual Report on Form 10-K.

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

In the Caribbean region, we offer wireless and broadband communications services in Puerto Rico and the Dominican Republic and wireless services in the U.S. Virgin Islands. For the three months ended August 31, 2006, we derived approximately 86% of our Caribbean operations’ revenue from our Puerto Rico operations. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2006, approximately 91% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that we believe is unique and valued by customers in our various markets. We target high quality (high revenue per average wireless customer, including roaming revenue, or ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.

Our capital expenditures for the three months ended August 31, 2006 were as follows:

	Three Months Ended	% of Total Capital
	August 31, 2006	Expenditures

U.S. wireless	$5,403	32.0%
Caribbean wireless	7,354	43.6
Caribbean broadband	4,105	24.4

Total capital expenditures	$16,862	100.0%

Capitalized phones in Puerto Rico (included above in Caribbean wireless)	$4,800
Property, plant and equipment, net at August 31, 2006	$632,548

Our business strategy also requires that our networks are of the highest quality in all our locations. Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. In the Caribbean, these investments were used to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to continue the expansion of our Caribbean Broadband network infrastructure.

In our Puerto Rico wireless operations, we sell or loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone we loan to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 9 to the unaudited condensed consolidated financial statements for reconciliation to the appropriate accounting principles generally accepted in the United States of America, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

Postpaid and prepaid churn represent the number of subscribers that disconnect or are terminated from our service or where there is a lack of usage by prepaid customers for a prescribed period of time. Churn is calculated by dividing the aggregate number of retail wireless subscribers who cancel service during each month in a period by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing cost needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

Average monthly minutes of use per wireless customer represents the average number of minutes (“MOUs”) used by our customers during a period. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

Data revenue per average wireless subscriber represents the portion of ARPU generated by our retail subscribers using data services such as text messaging, wireless Internet browsing, wireless email, instant messaging, multi-media messaging and the ability to download content and applications.

Fiber route miles are the number of miles of fiber cable that we have laid. Fiber is installed to connect our equipment to our customer premises equipment. As a facilities-based carrier, the number of fiber route miles is an indicator of the strength of our network, our coverage and our potential market opportunity.

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

On-net buildings are locations where we have established a point of presence to serve one or more customers. Tracking the number of on-net buildings allows us to size our addressable market and determine the appropriate level of capital expenditures. As a facilities-based broadband operator, it is a critical performance measurement of our growth and a clear indication of our increased footprint.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our unaudited condensed consolidated financial statements. We consider an accounting estimate to be critical if:

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

Tax law requires items to be included in the tax return at different times than when these items are reflected in the condensed consolidated financial statements. As a result, our annual tax rate reflected in our condensed consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, while other differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

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

RESULTS OF OPERATIONS

We had approximately 1,430,400 wireless subscribers, including approximately 51,300 wholesale subscribers, at August 31, 2006, as compared to 1,307,600, including approximately 43,200 wholesale subscribers, at August 31, 2005, an increase of 9%. Loss from continuing operations for the three months ended August 31, 2006 was $2.2 million, as compared to income from continuing operations of $14.6 million for the three months ended August 31, 2005. Operating income for the three months ended August 31, 2006 was reduced by approximately $2.1 million of expense for stock-based compensation as a result of our adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), effective June 1, 2006. SFAS 123(R) requires companies to estimate fair value of stock-based compensation as of the grant date of the award and recognize such value as an expense over the requisite employee service period of the award. Basic and diluted loss per share from continuing operations for the three months ended August 31, 2006 were $0.02, as compared to basic and diluted earnings per share from continuing operations of $0.14 for the three months ended August 31, 2005.

In accordance with SFAS No. 109, Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), we have recorded our tax provision from continuing operations for the quarter ended August 31, 2006 based on our projected annual worldwide effective tax rate (the “effective tax rate”) of 133.4%, which is primarily due to U.S. federal taxes, state taxes, net of federal tax benefits, foreign taxes for which we cannot claim a foreign tax credit and book losses generated in the Dominican Republic for which it is more likely than not that a tax benefit will not be realized. In addition, our effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the three months ended August 31, 2006 by $0.5 million, reflecting a reduction in certain foreign income tax exposures.

Consolidated Operations

	Three Months Ended
	August 31,
	2006	2005	$ Change	% Change
	(In thousands, except per share data)

Operating income	$56,122	$61,517	$(5,395)	(9)%
(Loss) income from continuing operations	(2,162)	14,610	(16,772)	(115)
(Loss) earnings per share from continuing operations:
Basic and Diluted	(0.02)	0.14	(0.16)	(114)

U.S. Wireless Operations

	Three Months Ended
	August 31,
	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$91,709	$80,903	$10,806	13%
Roaming revenue	19,322	21,225	(1,903)	(9)
Equipment sales	9,390	5,698	3,692	65

Total revenue	120,421	107,826	12,595	12

Costs and expenses:
Cost of services	26,332	22,884	3,448	15
Cost of equipment sold	19,015	14,582	4,433	30
Sales and marketing	13,220	12,605	615	5
General and administrative	18,163	17,102	1,061	6

Total costs and expenses	76,730	67,173	9,557	14

Adjusted operating income(1)	$43,691	$40,653	$3,038	7%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. The increase was primarily due to increased revenue from sales of additional features, such as phone insurance, increased revenue from data services (such as short messaging service, multi-media messaging service, and downloads) and an increase in recurring access fees due to increased subscribers. These increases were partially offset by lower revenues associated with amounts charged to our customers for roaming on other carriers’ networks and a decrease in airtime revenue.

U.S. wireless roaming revenue decreased for the three months ended August 31, 2006. The decrease was primarily due to a decrease in rate per minute, partially offset by a modest increase in minutes of use.

Equipment sales increased during the three months ended August 31, 2006, as compared to the three months ended August 31, 2005, due primarily to an increase in handset sales as a result of our newly-launched handset upgrade program, New When You Want It, as well as an increase in revenue received from deductibles under our phone insurance program.

Our U.S. wireless operations had approximately 654,900 and 592,600 subscribers at August 31, 2006 and 2005, respectively, including approximately 51,300 and 43,200 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 97% of total U.S. wireless retail subscribers as of August 31, 2006. During the twelve months ended August 31, 2006, increases in retail subscribers from new activations of 201,800 were offset by subscriber cancellations of 147,600. The monthly postpaid churn rate was 1.9% for the three months ended August 31, 2006 as compared to 2.1% for the three months ended August 31, 2005. The decrease in churn was primarily due to retention efforts and our continued effort to convert our remaining TDMA customers to GSM, which generally requires subscribers to sign new two-year contracts. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

U.S. wireless ARPU was $67 for the three months ended August 31, 2006, as compared to $66 for the same period last year. Average MOUs per subscriber were 863 per month for the three months ended August 31, 2006 as compared to 688 for the same period last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales, driven by an increase in the number of subscribers on GSM/Blue Region plans (various plans with expanded local calling areas that include contiguous states), which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the three months ended August 31, 2006, as compared to the same period last year, primarily due to costs associated with an approximate 25% increase in MOUs, including increased incollect roaming costs (costs associated with enabling our subscribers to roam on other carriers’ networks), data expense, interconnection costs and tower site rent associated with additional cell sites primarily in Grand Rapids and Lansing, Michigan.

Cost of equipment sold increased for the three months ended August 31, 2006, as compared to the same period last year, primarily due to increased GSM handset upgrades in support of customer retention.

Sales and marketing expenses increased for the three months ended August 31, 2006, as compared to the same period last year, primarily due to cooperative advertising received in the prior year, which reduced our expenses in the prior year and did not reoccur in the current year, and increased commissions, partially offset by reduced advertising expense.

General and administrative expenses increased for the three months ended August 31, 2006, as compared to the same period in the prior year, due primarily to increased bad debt expense, an increase in state receipt taxes and an increase in store rent primarily due to the opening of new stores in the Grand Rapids and Lansing, Michigan markets, partially offset by lower professional services.

Caribbean Wireless Operations

	Three Months Ended
	August 31,
	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$86,281	$92,132	$(5,851)	(6)%
Roaming revenue	1,641	346	1,295	374
Equipment sales	3,356	3,322	34	1

Total revenue	91,278	95,800	(4,522)	(5)

Costs and expenses:
Cost of services	17,860	16,130	1,730	11
Cost of equipment sold	10,935	10,459	476	5
Sales and marketing	10,634	11,172	(538)	(5)
General and administrative	18,218	21,206	(2,988)	(14)

Total costs and expenses	57,647	58,967	(1,320)	(2)

Adjusted operating income(1)	$33,631	$36,833	$(3,202)	(9)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Caribbean wireless service revenue decreased for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. The decrease in Caribbean wireless service revenue was primarily due to a lower ARPU, offset by an increase in the number of subscribers in the three months ended August 31, 2006 as compared to the same period last year. The decrease in service revenue as compared to the increase in subscribers was due to a larger than proportionate increase in prepaid subscribers in the Dominican Republic, which generally have a lower ARPU than our postpaid subscribers in Puerto Rico. Our Caribbean wireless operations had approximately 775,500 subscribers at August 31, 2006, an increase of 8% from 715,000 subscribers at August 31, 2005. During the twelve months ended August 31, 2006, increases from new activations of

526,200 were offset by subscriber cancellations of 465,700. The cancellations experienced by our Caribbean wireless operations were primarily the result of a lack of usage by our prepaid customers in the Dominican Republic, competition and non-payment.

The monthly postpaid churn rate decreased to 2.6% for three months ended August 31, 2006 from 3.2% for the same period last year. The decrease in postpaid churn was primarily due to lower voluntary and involuntary churn in both Puerto Rico and the Dominican Republic in the three months ended August 31, 2006 as compared to the same period last year. Our postpaid subscribers represented approximately 54% of our total Caribbean wireless subscribers at August 31, 2006, down from approximately 58% at August 31, 2005. The decrease in the percentage of postpaid customers was due to continued growth of subscribers in our Dominican Republic operations, which has a higher percentage of prepaid customers.

Caribbean wireless ARPU was $41 for the three months ended August 31, 2006, as compared to $46 for the same period last year. The decrease in ARPU was primarily due to a continued change in the subscriber mix as the percentage of total Caribbean wireless subscribers from the Dominican Republic has continued to increase. The majority of the subscribers in the Dominican Republic are prepaid subscribers, who generally have a lower ARPU than postpaid subscribers. Additionally, Caribbean wireless ARPU declined as a result of an increase in the number of companion plans in our subscriber base in Puerto Rico and lower airtime revenue per subscriber as a result of the Company offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 852 MOUs during the three months ended August 31, 2006, compared to 843 MOUs during the three months ended August 31, 2005. Our postpaid subscribers used an average of 1,434 MOUs during the three months ended August 31, 2006, as compared to 1,355 MOUs during the three months ended August 31, 2005.

Roaming revenue increased during the three months ended August 31, 2006, as compared to the three months ended August 31, 2005, primarily due to an increase in our competitors’ customers roaming on our network.

Costs and expenses.  Cost of services increased during the three months ended August 31, 2006 as compared to the three months ended August 31, 2005. The increase was primarily due to increased costs associated with a larger subscriber base, including tower site rent, utilities, interconnection expenses, and increased expenses associated with providing data services.

Cost of equipment sold increased during the three months ended August 31, 2006 as compared to the same period last year. The increase was primarily due to an increase in phone expenses associated with customer retention.

Sales and marketing expenses decreased during the three months ended August 31, 2006 as compared to the same period last year. The decrease was due to a decrease in direct commissions resulting from a decrease in postpaid activations, and a decrease in compensation costs, partially offset by an increase in advertising.

General and administrative expenses decreased during the three months ended August 31, 2006 as compared to the same period in fiscal 2006. The decrease was primarily due to decreases in bad debt expense and corporate overhead costs, costs related to subscriber billing services, and other taxes and licenses.

Caribbean Broadband Operations

	Three Months Ended
	August 31,
	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,940	$12,715	$1,225	10%
Dedicated revenue	15,275	14,282	993	7
Wholesale termination revenue	3,649	6,576	(2,927)	(45)
Other revenue	2,267	3,096	(829)	(27)

Total revenue	35,131	36,669	(1,538)	(4)

Costs and expenses:
Cost of services	10,975	13,065	(2,090)	(16)
Cost of equipment sold	100	141	(41)	(29)
Sales and marketing	1,735	1,773	(38)	(2)
General and administrative	5,110	4,993	117	2

Total costs and expenses	17,920	19,972	(2,052)	(10)

Adjusted operating income(1)	$17,211	$16,697	$514	3%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Caribbean broadband revenue decreased for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. This decrease was primarily due to a decrease in southbound terminating minutes to the Dominican Republic as well as a decrease in inter-carrier compensation revenue. These decreases were offset by increased revenue associated with a 16% increase in total access lines and equivalents to 371,500.

Switched revenue increased for the three months ended August 31, 2006, as compared to the same period last year. The increase was primarily due to a 13% increase in switched access lines to 73,100 as of the end of August 31, 2006, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the three months ended August 31, 2006, as compared to the same period last year. The increase was primarily the result of a 17% increase in voice grade equivalent dedicated lines to 298,400 as of the end of August 31, 2006, partially offset by a decrease in recurring revenue per line.

Wholesale termination revenue decreased for the three months ended August 31, 2006, as compared to the same period last year. Wholesale termination revenue represents service revenue we receive from carriers under negotiated rate agreements for traffic that originates primarily in the United States and terminates in the Caribbean. The decrease was primarily the result of a decrease in southbound terminating minutes to the Dominican Republic. The wholesale termination revenue has significantly lower gross margins than switched and dedicated revenue.

Other revenue decreased for the three months ended August 31, 2006 from the same period last year. The decrease was primarily due to decreases in inter-carrier compensation revenue and installation and new construction charges.

Costs and expenses.  Cost of services decreased during the three months ended August 31, 2006, as compared to the same period last year. The decrease was primarily due to a decrease in access charges, due to a decrease in southbound terminating minutes to the Dominican Republic.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended
	August 31,
	2006	2005	Change
	(In millions)

Weighted Average Debt Outstanding	$2,135.4	$1,618.8	$516.6
Weighted Average Gross Interest Rate(1)	9.7%	8.6%	1.1%
Weighted Average Gross Interest Rate(2)	9.3%	8.2%	1.1%
Gross Interest Expense(1)	$51.75	$34.86	$16.89
Interest Income	$1.04	$0.86	$0.18

Net Interest Expense	$50.71	$34.00	$16.71

(1)	Including amortization of debt issuance costs of $2.1 million and $1.6 million for the three months ended August 31, 2006 and 2005, respectively

(2)	Excluding amortization of debt issuance costs of $2.1 million and $1.6 million for the three months ended August 31, 2006 and 2005, respectively

The $16.7 million increase in net interest expense for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 resulted primarily from higher weighted average debt outstanding and increases in variable interest rates.

At August 31, 2006, we had total liquidity of $234.6 million, consisting of cash and cash equivalents totaling $84.6 million and approximately $150.0 million available under our revolving credit facility.

Senior Secured Credit Facility

On February 9, 2004, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at August 31, 2006. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At August 31, 2006, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 4.90% as of August 31, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of August 31, 2006, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Derivative Financial Instruments

On March 1, 2005, we entered into an interest rate swap agreement (the “CPROC Swap”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $250.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Swap became effective as of March 31, 2005 and expires March 30, 2007. The fixed interest rate on the CPROC Swap is 6.29%. The CPROC Swap was designated a cash flow hedge.

On December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of variable interest rate term loans. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 7.09%. The CCOC Swap was designated as a cash flow hedge. The $250.0 million CPROC Swap together with the $200.0 million CCOC Swap hedge variable interest rate risk on a total of $450.0 million of our $900.0 million of variable interest rate debt.

On March 10, 2006, we, through our wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250.0 million of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the original CPROC Swap expires, and will expire on March 31, 2008. The fixed interest rate on the 2007 CPROC Swap is 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

At August 31, 2006, the fair value of the swaps was approximately $3.5 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps. For the three months ended August 31, 2006, we recorded $1.8 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps.

Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at August 31, 2006.

For the three months ended August 31, 2006, the ratio of earnings to fixed charges was 1.10. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At August 31, 2006, we had no off-balance sheet obligations.

Our capital expenditures for the three months ended August 31, 2006 were as follows:

	Three Months Ended	% of Total Capital
	August 31, 2006	Expenditures

U.S. wireless	$5,403	32.0%
Caribbean wireless	7,354	43.6
Caribbean broadband	4,105	24.4

Total capital expenditures	$16,862	100.0%

Capitalized phones in Puerto Rico (included above in Caribbean wireless)	$4,800
Property, plant and equipment, net at August 31, 2006	$632,548

Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and to continue to build out Grand Rapids and Lansing, Michigan. In the Caribbean, these investments were to add capacity and services, to continue the development and expansion of our Caribbean wireless systems and to continue the expansion of our Caribbean Broadband network infrastructure.

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

On July 12, 2006, the Company completed the purchase of the 20% common stock interest in All America Cables & Radio, Inc. (“AACR”) that it did not own at May 31, 2006. AACR is the Company’s subsidiary that operates our Dominican Republic telecommunications businesses. We allocated the net purchase price of $3.5 million to the goodwill of our Caribbean wireless segment. The goodwill, which is not deductible for tax purposes, was allocated based on a preliminary estimate of fair value.

COMMITMENTS AND CONTINGENCIES

We have contracted with third parties to construct a new undersea cable between Puerto Rico and St. Croix, Virgin Islands. This new cable will interconnect with our existing undersea capacity and terminate in the United States. As part of these agreements, we have committed to spend approximately $5.5 million. As of August 31, 2006, we have paid approximately $4.2 million under these agreements.

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of August 31, 2006, we have paid approximately $23.4 million in connection with this agreement.

We have filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2006, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of August 31, 2006, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. On August 11, 2006, the SEC declared effective an additional shelf registration statement registering an additional 30,000,000 shares of common stock owned by affiliates of Welsh Carson and approximately 21,700,000 shares owned by affiliates of The Blackstone Group. In connection with the filing of such shelf registration statement, we entered into amendments to our Stockholders Agreement and Registration Rights Agreement with affiliates of Welsh Carson and The Blackstone Group. As a result, $711.5 million of our securities and the resale of approximately 68,000,000 shares of common stock owned by our controlling stockholders remain available for future issuance.

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

The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2006 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	After 5 Years

Long-term debt obligations	$2,137,863	$—	$144,463	$550,420	$1,442,980
Operating leases obligations	243,077	26,362	46,021	34,749	135,945
Purchase obligations	52,545	8,787	21,450	22,308	—

Total contractual cash obligations	2,433,485	35,149	211,934	607,477	1,578,925

Sublessor agreements(1)	(3,098)	(1,121)	(1,391)	(570)	(16)

Net	$2,430,387	$34,028	$210,543	$606,907	$1,578,909

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2006.

SUBSEQUENT EVENT

On September 19, 2006, the FCC’s advanced wireless services spectrum auction ended. We were the provisional winning bidder on two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9.1 million.

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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” of our 2006 Annual Report on Form 10-K filed on August 10, 2006. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2006:

	Fiscal Year Ended August 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$—	$(556)	$145,019	$157	$263	$1,096,135	$1,241,018	$1,260,531
Average fixed Interest rate	0.0%	10.0%	10.8%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$275,000	$275,000	$350,000	$900,000	$911,375
Average variable Interest rate(1)	5.0%	5.1%	5.2%	5.4%	5.5%	5.6%	5.5%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000	$450,000						$3,486
Average pay rate	6.78%	7.25%
Average receive rate	7.25%	7.32%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at August 31, 2006 and 2005 had outstanding balances of $900.0 million and $591.0 million, respectively. The fair value of such debt approximates the carrying value at August 31, 2006 and 2005. Of the variable rate debt, as of August 31, 2006, $450.0 million is hedged using interest rate swap agreements. These swaps were designated as cash flow hedges. At August 31, 2006, the fixed interest rate was 6.29% and 7.09% on the CPROC Swap and CCOC Swap, respectively. The CPROC Swap expires on March 30, 2007 and the CCOC Swap expires on December 31, 2007. The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and expires on March 31, 2008, at a fixed interest rate of 7.38%. Based on our unhedged variable rate obligations outstanding at May 31, 2006, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2006.

There was no change in our internal control over financial reporting during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003, in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. The decision of the court with respect to class certification is still pending. In 2006, a new judge was assigned to the case. Damages payable by us could be significant, although we do not believe that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Part 1 — Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2006 for information on risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2006.

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

October 5, 2006

CENTENNIAL COMMUNICATIONS CORP.

/s/  Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)