Form 10-Q
period 2006-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2007-01-04
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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

Common Stock — 105,476,184 outstanding shares as of December 29, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	November 30,	May 31,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,357	$93,738
Accounts receivable, less allowance for doubtful accounts of $6,627 and $5,440, respectively	91,025	88,143
Inventory — phones and accessories, net	33,710	20,031
Prepaid expenses and other current assets	26,727	28,774
Assets held for sale	94,772	128,810

Total Current Assets	349,591	359,496
Property, plant and equipment, net	557,885	569,094
Equity investments in wireless systems, net	2,284	1,952
Debt issuance costs, less accumulated amortization of $25,928 and $21,618, respectively	47,528	51,812
U.S. wireless licenses	398,778	383,858
Puerto Rico wireless licenses	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,610	3,730
Other assets, net	4,387	7,605

TOTAL ASSETS	$1,422,409	$1,435,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$26,519	$25,855
Accrued expenses and other current liabilities	196,566	183,771
Payable to affiliates	125	125
Liabilities held for sale	13,984	15,571

Total Current Liabilities	237,194	225,322
Long-term debt	2,140,337	2,135,053
Deferred income taxes	121,601	122,952
Other liabilities	15,376	14,195
Minority interest in subsidiaries	3,671	3,230
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 105,564,252 and 105,224,491 shares, respectively; and outstanding 105,493,749 and 105,153,988 shares, respectively	1,056	1,052
Additional paid-in capital	10,661	4,211
Accumulated deficit	(1,107,271)	(1,071,760)
Accumulated other comprehensive income	861	2,715

	(1,094,693)	(1,063,782)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,095,770)	(1,064,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,422,409	$1,435,893

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Revenue:
Service revenue	$216,743	$207,243	$429,779	$413,715
Equipment sales	12,459	8,786	24,824	17,433

	229,202	216,029	454,603	431,148

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	43,499	40,920	86,741	79,900
Cost of equipment sold	32,411	25,248	61,095	48,896
Sales and marketing	24,115	24,019	46,793	46,272
General and administrative	43,813	38,102	84,689	78,354
Depreciation and amortization	32,695	28,528	64,913	58,078
Loss on disposition of assets	88	473	293	388

	176,621	157,290	344,524	311,888

Operating income	52,581	58,739	110,079	119,260

Interest expense, net	(51,689)	(34,489)	(102,403)	(68,492)

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	892	24,250	7,676	50,768
Income tax benefit (expense)	48	(14,430)	(7,033)	(26,267)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	940	9,820	643	24,501
Minority interest in income of subsidiaries	(233)	(227)	(441)	(439)
Income from equity investments	293	337	546	445

Income from continuing operations	1,000	9,930	748	24,507
Discontinued operations:
(Loss) income	(1,464)	(851)	(2,829)	147
(Loss) gain on disposition	(31,995)	—	(31,995)	100
Tax expense	(893)	(836)	(1,435)	(1,836)

Net loss from discontinued operations	(34,352)	(1,687)	(36,259)	(1,589)

Net (loss) income	$(33,352)	$8,243	$(35,511)	$22,918

Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.01	$0.10	$0.01	$0.24
Loss per share from discontinued operations	(0.33)	(0.02)	(0.35)	(0.02)

Net (loss) income per share	$(0.32)	$0.08	$(0.34)	$0.22

Diluted
Earnings per share from continuing operations	$0.01	$0.09	$0.01	$0.23
Loss per share from discontinued operations	(0.32)	(0.01)	(0.34)	(0.02)

Net (loss) income per share	$(0.31)	$0.08	$(0.33)	$0.21

Weighted-average number of shares outstanding:
Basic	105,408	104,435	105,309	104,271

Diluted	107,512	107,083	107,363	106,979

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2006	2005

OPERATING ACTIVITIES:
Net (loss) income	$(35,511)	$22,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,045	64,770
Stock-based compensation	5,204	—
Excess tax benefits from stock-based compensation	(66)	—
Minority interest in income of subsidiaries	441	439
Income from equity investments	(546)	(445)
Distributions received from equity investments	215	15
Loss on disposition of assets	32,288	288
Changes in assets and liabilities	(4,641)	28,996

Net cash provided by operating activities	69,429	116,981

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	583	9
Acquisition of minority interest, net	(2,500)	—
Payments for purchase of wireless spectrum	(14,920)	—
Capital expenditures	(41,202)	(65,736)

Net cash used in investing activities	(58,039)	(65,727)

FINANCING ACTIVITIES:
Repayment of debt	(889)	(3,259)
Proceeds from the exercise of stock options	790	2,437
Excess tax benefits from stock-based compensation	66	—
Proceeds from issuance of common stock under employee stock purchase plan	461	384

Net cash provided by (used in) financing activities	428	(438)

Net increase in cash and cash equivalents	11,818	50,816
Cash and cash equivalents, beginning of period	94,884	132,820

Cash and cash equivalents, end of period	$106,702	$183,636

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$98,321	$66,600

Income taxes	$3,321	$3,837

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$4,791	$3,705

Acquisition of minority interest included in accrued expenses and other current liabilities	$1,000	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2006 Annual Report on Form 10-K, filed on August 10, 2006, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of November 30, 2006 and the results of its consolidated operations and consolidated cash flows for the three and six-month periods ended November 30, 2006 and 2005. The consolidated balance sheet as of May 31, 2006 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K, adjusted to present the classification of the Company’s wholly owned subsidiary, All America Cables and Radio, Inc. (“Centennial Dominicana”), as a discontinued operation (see Note 5). Centennial Dominicana is the Company’s subsidiary that operates its telecommunications businesses in the Dominican Republic.

Income Taxes:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended November 30, 2006 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 95.7%.

The Company’s effective tax rate of 95.7% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit. In addition, the Company’s effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the six months ended November 30, 2006 by $517, primarily attributable to a reduction in certain exposures related to foreign taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

The following table presents the intangible assets not subject to amortization:

	As of	As of
	November 30, 2006	May 31, 2006

U.S. wireless licenses	$398,778	$383,858
Puerto Rico wireless licenses	54,159	54,159

Total	$452,937	$438,017

The Company purchased additional spectrum included above in U.S. wireless licenses during the six months ended November 30, 2006 (see Note 7).

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses, which are included in assets held for sale, had a finite life and therefore were being amortized over a twenty-year period (i.e., the life of the license) using the straight-line method. Amortization of the Dominican Republic wireless license ceased in November 2006 upon its classification as a discontinued operation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The impairment test for intangible assets not subject to amortization continues to be performed using a direct value approach.

The following table presents other intangible assets subject to amortization:

		As of November 30, 2006		As of May 31, 2006
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Dominican Republic wireless license	20 years	$20,000	$6,167	$20,000	$5,667
Transmission and connecting rights	25 years	2,192	1,582	2,192	1,527

Total(1)		$22,192	$7,749	$22,192	$7,194

Cable facility	25 years	6,000	2,390	6,000	2,270

Total		$6,000	$2,390	$6,000	$2,270

(1)	Amounts included in assets held for sale.

Other intangible assets amortization expense was $60 and $120 for the three and six months ended November 30, 2006, respectively. Based solely on the finite lived intangible assets existing at November 30, 2006, amortization expense is estimated to be $120 for the remainder of fiscal 2007 and $240 for each of the next five fiscal years.

Goodwill

The goodwill balance in the Puerto Rico broadband segment was $4,187 at November 30, 2006 and May 31, 2006.

The goodwill balance related to Centennial Dominicana, included in assets held for sale, was $26,017 and $22,517 at November 30, 2006 and May 31, 2006, respectively. The goodwill related to Centennial Dominicana increased by $3,500 during the six months ended November 30, 2006 as a result of the preliminary allocation (based on preliminary estimates of fair value) of the purchase price of the remaining 20% common stock interest in Centennial Dominicana, which the Company purchased during such period (see Note 7).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of	As of
	November 30, 2006	May 31, 2006

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $3,032 and $3,280, respectively	346,968	346,720
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	145,000	145,000
Capital Lease Obligations	60,948	55,730
Financing Obligation — Tower Sale	12,421	12,603

Total Long-Term Debt	2,140,337	2,135,053
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,140,337	$2,135,053

Senior Secured Credit Facility

On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750,000 senior secured credit facility (the “Senior Secured Credit Facility”). The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At November 30, 2006, approximately $150,000 was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, the Company amended its Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 5.37% as of November 30, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of November 30, 2006, the Company has repurchased or redeemed $225,000 aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. Approximately $114,511, or 50.9%, of the $225,000 of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

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

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans under the Senior Secured Credit Facility for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and will expire on March 31, 2008. The fixed interest rate on the 2007 CRPOC Swap is 7.38%. The 2007 CPROC Swap was designated a cash flow hedge.

On October 31, 2006, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate collar agreement (the “CPROC Collar”) to hedge variable interest rate risk on $35,500 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Collar became effective as of December 29, 2006 and expires June 30, 2008. The fixed interest rate floor is 4.66% and the fixed interest rate cap is 5.50% on the CPROC Collar. The CPROC Collar was designated a cash flow hedge.

On October 31, 2006, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate collar agreement (the “CCOC Collar”) to hedge variable interest rate risk on $25,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The fixed interest rate floor is 4.66% and the fixed interest rate cap is 5.50% on the CCOC Collar. The CCOC Collar was designated a cash flow hedge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At November 30, 2006, the fair value of the swaps and collars was approximately $1,631. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the six months ended November 30, 2006, the Company recorded $861, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at November 30, 2006.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at November 30, 2006 are summarized as follows:

November 30, 2007	$—
November 30, 2008	(484)
November 30, 2009	145,048
November 30, 2010	275,164
November 30, 2011	275,306
November 30, 2012 and thereafter	1,448,335

2,143,369
Unamortized discount	(3,032)

$2,140,337

Interest expense, as reflected on the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense was approximately $52,677 and $104,430 for the three and six months ended November 30, 2006, respectively, and approximately $35,800 and $70,654 for the three and six months November 30, 2005, respectively.

NOTE 4.	EMPLOYEE STOCK COMPENSATION

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123(R).

On June 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this method, compensation expense in fiscal year 2007 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to treat awards with graded vesting as a single award when estimating fair value. The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior period amounts have not been restated. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

During the three and six months ended November 30, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2,869 and $4,818, respectively, of which $203 and $422,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, was recorded in cost of services, $322 and $481, respectively, was recorded in sales and marketing and $2,344 and $3,915, respectively, was recorded in general & administrative in the accompanying Condensed Consolidated Statement of Operations. For the three and six months ended November 30, 2006, the incremental stock-based compensation expense caused income before income taxes to decrease by $2,869 and $4,818, respectively, net income to decrease by $1,678 and $2,821, respectively, and basic and diluted earnings per share to decrease by $0.02 per share and $0.03 per share, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $23 and $66 for the three and six months ended November 30, 2006, respectively, related to excess tax benefits from the exercise of stock-based awards.

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

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three and six months ended November 30, 2005 based on the fair value method under SFAS 123:

	Three Months Ended	Six Months Ended
	November 30, 2005	November 30, 2005

Net income (loss):
As reported	$8,243	$22,918
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	(1,610)	(3,104)

Pro forma	$6,633	$19,814
Earnings per share:
Basic:
As reported	$0.08	$0.22
Pro forma	$0.06	$0.19
Diluted:
As reported	$0.08	$0.21
Pro forma	$0.06	$0.19

Assumptions:

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Expected volatility	67.5%	74.3%	67.5%-69.5%	74.3%-77.9%
Risk-free interest rate	4.5%	4.9%	4.5% - 4.8%	4.3% - 4.9%
Expected lives of option grants	4.5 years	4 years	4.5 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust recorded compensation cost accordingly. The forfeiture rate was estimated based on relevant historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

1999 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option issued under the 1999 Stock Option Plan is ten years. The term of each non-qualified stock option generally ranges between seven and ten years. The 1999 Stock Option Plan was amended in September 2001 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 12,000,000 shares. In connection with a special dividend paid in January 2006, certain adjustments to outstanding options under the 1999 Stock Option Plan were made in accordance with the terms of such plan. As a result, the aggregate number of shares under the plan was increased to 14,445,263. The 1999 Stock Option Plan was amended again in September 2006 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 17,445,263 shares. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under our equity incentive plans for the six months ended November 30, 2006:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (In years)	Intrinsic Value

Outstanding at June 1, 2006	10,863	$4.97
Granted	149	$5.41
Exercised	(237)	$3.33
Forfeited/cancelled	(166)	$6.25

Outstanding at November 30, 2006	10,609	$4.99	5.24	$2.09

Options exercisable at November 30, 2006	6,313	$4.04	4.72	$2.85

The weighted-average grant-date fair value of stock options granted was $3.14 and $3.12 per share during the three and six months ended November 30, 2006, respectively, and $8.72 and $8.08 per share during the three and six months ended November 30, 2005, respectively. The total intrinsic value of options exercised was $1.80 and $1.86 during the three and six months ended November 30, 2006, respectively and $8.68 and $8.45 during the three and six months ended November 30, 2005, respectively.

The Company received cash from the exercise of stock options of $579 and $789 during the three and six months ended November 30, 2006, respectively, and $1,584 and $2,437 during the three and six months ended November 30, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $98 and $156 during the three and six months ended November 30, 2006, respectively, and $718 and $1,226 during the three and six months ended November 30, 2005, respectively.

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the six months ended November 30, 2006 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at June 1, 2006	6,126	$3.65
Granted	104	$3.11
Vested	(1,824)	$2.85
Forfeited	(111)	$4.02

Nonvested at November 30, 2006	4,295	$3.96

As of November 30, 2006, there was approximately $11,321 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 1.7 years. The total fair value of shares vested was $2,017 and $5,206 during the three and six months ended November 30, 2006, respectively, and $2,703 and $4,966 during the three and six months ended November 30, 2005, respectively.

NOTE 5.	DISCONTINUED OPERATIONS

On November 21, 2006, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners for approximately $82,461 in cash, which consisted of a purchase price of $80,000 and an estimated working capital adjustment of $2,461, which resulted in a loss on disposition of assets of $31,995. The transaction is expected to close towards the end of the first calendar quarter of 2007, at which time the working capital adjustment will be finalized. The transaction is subject to the satisfaction of customary closing conditions including regulatory approval for the transfer of Centennial Dominicana’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telecommunications concession. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Revenue	$18,600	$20,302	$37,436	$43,137
(Loss) income from discontinued operations	(1,464)	(851)	(2,829)	147
Loss on disposition	(31,995)	—	(31,995)	—
Income tax expense	(893)	(836)	(1,435)	(1,801)

Net loss from discontinued operations	$(34,352)	$(1,687)	$(36,259)	$(1,654)

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

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Revenue	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Gain on disposition	—	—	—	100
Income tax expense	—	—	—	(35)

Net income from discontinued operations	$—	$—	$—	$65

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007. EITF 06-1 will be effective for the Company for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-1 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB No. 108”). SAB 108 established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 will be effective for periods ending after November 15, 2006. The Company is currently evaluating the impact that the adoption of SAB No. 108 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the EITF issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the financial statement presentation requirements for taxes collected from customers and remitted to a government authority. Whether taxes are reported on a gross basis (included in revenue and costs) or on a net basis (excluded from revenues and costs), the accounting policy should be disclosed in the financial statement footnotes. The Company is currently evaluating the impact that the adoption of EITF 06-3 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

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

On November 29, 2006, the Company acquired two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9,100 from the FCC’s advanced wireless services spectrum auction.

On November 21, 2006, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners (see Note 5).

On October 25, 2006, the Company acquired 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market for approximately $5,800.

On July 12, 2006, the Company completed the purchase of the 20% common stock interest in Centennial Dominicana that it did not own at May 31, 2006. The Company allocated the net purchase price of $3,500 to the goodwill balance included in assets held for sale. The goodwill, which is not deductible for tax purposes, was allocated based on a preliminary estimate of fair value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending. In 2006, a new judge was assigned to the case. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

In 2001, the Company’s Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected during fiscal 2007. The Company does not believe that any damage payments by Centennial Dominicana would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of November 30, 2006, the Company has paid approximately $26,162 in connection with this agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. During fiscal 2006, the Company decreased the income tax payable included in accrued expenses and other current liabilities, and the amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, by $3,503 as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased during the fiscal year ended May 31, 2002. As of November 30, 2006, the balance of the income tax payable included in accrued expenses and other current liabilities, and the corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets, was $12,422.

NOTE 9.	SEGMENT INFORMATION

The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net (loss) income before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax benefit (expense), interest expense, net, loss on disposition of assets, strategic alternatives/recapitalization costs, stock-based compensation expense and depreciation and amortization.

The results of operations presented below exclude Centennial Dominicana and Centennial Cable due to their classification as discontinued operations (see Note 5). Prior to the classification of Centennial Dominicana as a discontinued operation, the results of its operations were included in the Puerto Rico Wireless Segment (previously the Caribbean Wireless Segment) and the Puerto Rico Broadband Segment (previously the Caribbean Broadband Segment). Prior to the classification of Centennial Cable as a discontinued operation, the results of its operations were included in the Puerto Rico Broadband Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in its three business segments as of, and for the three and six months ended, November 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

U.S. WIRELESS
Service revenue	$95,910	$83,157	$187,619	$164,060
Roaming revenue	16,993	21,465	36,315	42,690
Equipment sales	8,611	6,335	18,001	12,033

Total revenue	121,514	110,957	241,935	218,783
Adjusted operating income	42,049	40,188	85,740	80,841
Total assets	1,898,413	1,896,951	1,898,413	1,896,951
Capital expenditures	11,142	16,073	16,545	25,624
PUERTO RICO WIRELESS
Service revenue	$73,613	$76,223	$146,711	$154,065
Roaming revenue	1,432	321	2,899	658
Equipment sales	3,848	2,451	6,823	5,400

Total revenue	78,893	78,995	156,433	160,123
Adjusted operating income	28,249	32,042	59,862	66,118
Total assets	314,277	415,383	314,277	415,383
Capital expenditures	7,567	16,238	14,796	25,176
PUERTO RICO BROADBAND
Switched revenue	$13,601	$12,618	$27,436	$25,227
Dedicated revenue	15,353	13,522	29,805	26,960
Other revenue	2,877	2,482	4,901	5,181

Total revenue	31,831	28,622	62,142	57,368
Adjusted operating income	17,937	15,510	34,786	30,767
Total assets	168,933	196,851	168,933	196,851
Capital expenditures	4,749	3,789	8,492	10,582
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(3,036)	$(2,545)	$(5,907)	$(5,126)
Total assets(2)(3)	(959,214)	(997,869)	(959,214)	(997,869)
CONSOLIDATED
Total revenue	$229,202	$216,029	$454,603	$431,148
Adjusted operating income	88,235	87,740	180,388	177,726
Total assets	1,422,409	1,511,316	1,422,409	1,511,316
Capital expenditures	23,458	36,100	39,833	61,382

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

(3)	Includes assets held for sale of $94,772 and $135,639 as of November 30, 2006 and November 30, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net (loss) income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Adjusted operating income	$88,235	$87,740	$180,388	$177,726
Depreciation and amortization	(32,695)	(28,528)	(64,913)	(58,078)
Stock-based compensation expense	(2,869)	—	(4,818)	—
Strategic alternatives/recapitalization costs	(2)	—	(285)	—
Loss on disposition of assets	(88)	(473)	(293)	(388)

Operating income	52,581	58,739	110,079	119,260
Interest expense, net	(51,689)	(34,489)	(102,403)	(68,492)
Income tax benefit (expense)	48	(14,430)	(7,033)	(26,267)
Minority interest in income of subsidiaries	(233)	(227)	(441)	(439)
Income from equity investments	293	337	546	445
Loss from discontinued operations	(34,352)	(1,687)	(36,259)	(1,589)

Net (loss) income	$(33,352)	$8,243	$(35,511)	$22,918

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of November 30, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49,367	$—	$53,990	$—	$—	$103,357
Accounts receivable, net	45,267	—	45,758	—	—	91,025
Inventory — phones and accessories, net	11,570	—	22,140	—	—	33,710
Prepaid expenses and other current assets	5,593	—	21,134	—	—	26,727
Assets held for sale	—	—	94,772	—	—	94,772

Total current assets	111,797	—	237,794	—	—	349,591
Property, plant & equipment, net	244,445	—	313,440	—	—	557,885
Equity investments in wireless systems, net	—	—	2,284	—	—	2,284
Debt issuance costs	16,417	—	31,111	—	—	47,528
U.S. wireless licenses	—	—	398,778	—	—	398,778
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	930,592	627,886	(767,047)	(791,431)	—
Other assets, net	6,536	—	1,461	—	—	7,997

Total	$383,382	$930,592	$1,666,913	$(767,047)	$(791,431)	$1,422,409

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$12,400	$—	$14,119	$—	$—	$26,519
Accrued expenses and other current liabilities	72,176	—	387,112	—	(262,722)	196,566
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	13,984	—	—	13,984

Total current liabilities	84,576	—	415,340	—	(262,722)	237,194
Long-term debt	792,691	736,395	64,283	546,968	—	2,140,337
Deferred income taxes	3,333	—	118,268	—	—	121,601
Other liabilities	5,125	—	10,251	—	—	15,376
Intercompany	20,298	941,783	977,863	(217,384)	(1,722,560)	—
Minority interest in subsidiaries	—	—	3,671	—	—	3,671
Redeemable preferred stock	569,338	—	—	—	(569,338)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,056	—	1,056
Additional paid-in capital	(818,497)	—	818,497	10,661	—	10,661
Accumulated (deficit) equity	(273,942)	(747,987)	(741,260)	(1,107,271)	1,763,189	(1,107,271)
Accumulated other comprehensive income	460	401	—	—	—	861

	(1,091,979)	(747,586)	77,237	(1,095,554)	1,763,189	(1,094,693)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,091,979)	(747,586)	77,237	(1,096,631)	1,763,189	(1,095,770)

Total	$383,382	$930,592	$1,666,913	$(767,047)	$(791,431)	$1,422,409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$200,974	$—	$255,746	$—	$(2,117)	$454,603

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	36,189	—	51,902	—	(1,350)	86,741
Cost of equipment sold	15,611	—	45,484	—	—	61,095
Sales and marketing	19,572	—	27,221	—	—	46,793
General and administrative	43,599	—	41,857	—	(767)	84,689
Depreciation and amortization	33,242	—	31,671	—	—	64,913
Loss (gain) on disposition of assets	798	—	(505)	—	—	293

	149,011	—	197,630	—	(2,117)	344,524

Operating income	51,963	—	58,116	—	—	110,079

(Loss) income from investments in subsidiaries	—	(35,511)	(13,685)	(35,511)	84,707	—
Interest expense, net	(51,458)	(34,651)	31,956	(29,650)	(18,600)	(102,403)
Other (expense) income	(1,123)	—	1,123	—	—	—
Intercompany interest allocation	—	34,651	(82,901)	29,650	18,600	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(618)	(35,511)	(5,391)	(35,511)	84,707	7,676
Income tax (expense) benefit	(13,067)	—	6,034	—	—	(7,033)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(13,685)	(35,511)	643	(35,511)	84,707	643
Minority interest in income of subsidiaries	—	—	(441)	—	—	(441)
Income from equity investments	—	—	546	—	—	546

Loss (income) from continuing operations	(13,685)	(35,511)	748	(35,511)	84,707	748
Loss from discontinued operations	—	—	(36,259)	—	—	(36,259)

Net (loss) income	$(13,685)	$(35,511)	$(35,511)	$(35,511)	$84,707	$(35,511)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(13,685)	(35,511)	(35,511)	(35,511)	84,707	(35,511)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,242	—	38,803	—	—	72,045
Stock-based compensation expense	2,479	—	2,725	—	—	5,204
Excess tax benefit from stock-based compensation	—	—	(66)	—	—	(66)
Minority interest in income of subsidiaries	—	—	441	—	—	441
Income from equity investments	—	—	(546)	—	—	(546)
Equity in undistributed (loss) earnings of subsidiaries	—	(35,511)	(13,685)	(35,511)	84,707	—
Distribution received from equity investment	—	—	215	—	—	215
Loss on disposition of assets	798	—	31,490	—	—	32,288
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	30,612	71,052	(20,316)	63,069	(149,058)	(4,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,446	30	3,550	(7,953)	20,356	69,429

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	582	1	—	—	583
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,920)	—	—	(14,920)
Capital expenditures	(21,020)	—	(20,182)	—	—	(41,202)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,020)	582	(37,601)	—	—	(58,039)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(889)	—	—	(889)
Proceeds from the exercise of employee stock options	—	—	—	790	—	790
Excess tax benefit from stock-based compensation	—	—	66	—	—	66
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	(9,188)	(612)	23,454	6,702	(20,356)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,188)	(612)	22,631	7,953	(20,356)	428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,238	—	(11,420)	—	—	11,818
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	49,367	—	57,335	—	—	106,702

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$26,129	$—	$67,609	$—	$—	$93,738
Accounts receivable, net	41,835	—	46,308	—	—	88,143
Inventory — phones and accessories, net	9,185	—	10,846	—	—	20,031
Prepaid expenses and other current assets	7,200	—	21,574	—	—	28,774
Assets held for sale	—	—	128,810	—	—	128,810

Total current assets	84,349	—	275,147	—	—	359,496
Property, plant & equipment, net	248,929	—	320,165	—	—	569,094
Equity investments in wireless systems, net	—	—	1,952	—	—	1,952
Debt issuance costs	17,798	—	34,014	—	—	51,812
U.S. wireless licenses	—	—	383,858	—	—	383,858
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	966,103	641,571	(731,536)	(876,138)	—
Other assets, net	9,218	—	2,117	—	—	11,335

Total	$364,481	$966,103	$1,712,983	$(731,536)	$(876,138)	$1,435,893

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13,584	$—	$12,271	$—	$—	$25,855
Accrued expenses and other current liabilities	59,972	—	384,765	—	(260,966)	183,771
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	15,571	—	—	15,571

Total current liabilities	73,556	—	412,732	—	(260,966)	225,322
Long-term debt	792,025	736,395	59,913	546,720	—	2,135,053
Deferred income taxes	9,295	—	113,657	—	—	122,952
Other liabilities	4,809	—	9,386	—	—	14,195
Intercompany	11,110	941,171	1,001,317	(210,682)	(1,742,916)	—
Minority interest in subsidiaries	—	—	3,230	—	—	3,230
Redeemable preferred stock	550,738	—	—	—	(550,738)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,052	—	1,052
Additional paid-in capital	(818,497)	—	818,497	4,211	—	4,211
Accumulated (deficit) equity	(260,257)	(712,476)	(705,749)	(1,071,760)	1,678,482	(1,071,760)
Accumulated other comprehensive loss	1,702	1,013	—	—	—	2,715

	(1,077,052)	(711,463)	112,748	(1,066,497)	1,678,482	(1,063,782)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,077,052)	(711,463)	112,748	(1,067,574)	1,678,482	(1,064,859)

Total	$364,481	$966,103	$1,712,983	$(731,536)	$(876,138)	$1,435,893

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$200,720	$—	$232,908	$—	$(2,480)	$431,148

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	34,591	—	47,265	—	(1,956)	79,900
Cost of equipment sold	13,934	—	34,962	—	—	48,896
Sales and marketing	17,875	—	28,397	—	—	46,272
General and administrative	42,660	—	36,218	—	(524)	78,354
Depreciation and amortization	30,228	—	27,850	—	—	58,078
Loss (gain) on disposition of assets	565	—	(177)	—	—	388

	139,853	—	174,515	—	(2,480)	311,888

Operating income	60,867	—	58,393	—	—	119,260

Income (loss) from investments in subsidiaries	—	22,918	(1,943)	22,918	(43,893)	—
Interest expense, net	(51,871)	(68,480)	51,859	—	—	(68,492)
Other (expense) income	(836)	—	836	—	—	—
Intercompany interest allocation	—	68,480	(68,480)	—	—	—

Income (loss) from continuing operations before income tax expense and minority interest in income of subsidiaries and income from equity investments	8,160	22,918	40,665	22,918	(43,893)	50,768
Income tax expense	(10,103)	—	(16,164)	—	—	(26,267)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(1,943)	22,918	24,501	22,918	(43,893)	24,501
Minority interest in income of subsidiaries	—	—	(439)	—	—	(439)
Income from equity investments	—	—	445	—	—	445

(Loss) income from continuing operations	(1,943)	22,918	24,507	22,918	(43,893)	24,507
Loss from discontinued operations	—	—	(1,589)	—	—	(1,589)

Net (loss) income	$(1,943)	$22,918	$22,918	$22,918	$(43,893)	$22,918

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(1,943)	$22,918	$22,918	$22,918	$(43,893)	$22,918
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,228	—	34,542	—	—	64,770
Minority interest in loss of subsidiaries	—	—	439	—	—	439
Income from equity investments	—	—	(445)	—	—	(445)
Equity in undistributed earnings of subsidiaries	—	(22,918)	1,943	(22,918)	43,893	—
Distributions received from equity investments	—	—	15	—	—	15
Loss (gain) on disposition of assets	565	—	(277)	—	—	288
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	39,487	(165,102)	150,995	25,734	(22,118)	28,996

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	68,337	(165,102)	210,130	25,734	(22,118)	116,981

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	9	—	—	9
Capital expenditures	(34,659)	—	(31,077)	—	—	(65,736)

NET CASH USED IN INVESTING ACTIVITIES	(34,659)	—	(31,068)	—	—	(65,727)

FINANCING ACTIVITIES:
Repayment of debt	—	(3,000)	(259)	—	—	(3,259)
Proceeds from the exercise of employee stock options	—	—	—	2,437	—	2,437
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received from (paid to) affiliates	13,774	168,102	(175,439)	(28,555)	22,118	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,774	165,102	(175,698)	(25,734)	22,118	(438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,452	—	3,364	—	—	50,816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,323	$—	$73,313	$—	$—	$183,636

NOTE 11.	SUBSEQUENT EVENTS

On December 15, 2006, the Company redeemed $20,000 of its 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $8,900 from an affiliate of Welsh Carson. Following the redemption, $125,000 of the Company’s 2008 Senior Subordinated Notes remained outstanding.

On December 20, 2006, the Company disposed of its 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops for $7,100.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.0 million wireless customers and approximately 387,500 access line equivalents as of November 30, 2006. We operate in markets covering approximately 12.6 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico, broadband communications services to business and residential customers.

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”) and Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to their classification as discontinued operations.

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

In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and six months ended November 30, 2006, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that we believe is unique and valued by customers in our various markets. We target high quality (high revenue per average wireless customer, including roaming revenue, or ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.

Our business strategy also requires that our networks are of the highest quality in all our locations. Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment in existing wireless markets and continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. In Puerto Rico, these investments were used to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems and to continue the expansion of our Puerto Rico Broadband network infrastructure.

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

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 9 to the unaudited condensed consolidated financial statements for reconciliation to the appropriate accounting principles generally accepted in the United States of America, or GAAP measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net gain (loss) — wireless subscribers

•	ARPU

•	Roaming revenue

•	Penetration — wireless

•	Postpaid churn — wireless

•	Average monthly minutes of use per wireless subscriber

•	Data revenue per average wireless subscriber

•	Fiber route miles — Puerto Rico broadband

•	Switched access lines — Puerto Rico broadband

•	Dedicated access line equivalents — Puerto Rico broadband

•	On-net buildings — Puerto Rico broadband

•	Capital expenditures

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

Penetration — wireless represents a percentage, which is calculated by dividing the number of our retail subscribers by the total population of potential subscribers available in the markets that we serve.

Postpaid churn represents the number of subscribers that disconnect or are terminated from our service. Churn is calculated by dividing the aggregate number of retail wireless subscribers who cancel service during each month in a period by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing cost needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

Average monthly minutes of use per wireless customer represents the average number of minutes (“MOUs”) used by our customers during a period. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

Data revenue per average wireless subscriber represents the portion of ARPU generated by our retail subscribers using data services such as text messaging, wireless Internet browsing, wireless email, multi-media messaging and the ability to download content and applications.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, we adopted the provisions of SFAS 123(R) as of June 1, 2006.

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the six months ended November 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123(R) were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R), during the fourth quarter of fiscal year ended 2006, we analyzed certain key variables, such as expected volatility and expected term to determine an accurate estimate of these variables. As a result of this analysis, we determined that the expected volatility should be 69.5%, while the expected term should be 4.5 years. During the three months ended November 30, 2006, the Company utilized an expected volatility of 67.5% and an expected term of 4.5 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 years and the contractual term of 7 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the six months ended November 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

RESULTS OF OPERATIONS

We had approximately 1,058,700 wireless subscribers, including approximately 51,300 wholesale subscribers, at November 30, 2006, as compared to 992,200, including approximately 48,200 wholesale subscribers, at November 30, 2005, an increase of 7%. Income from continuing operations for the three and six months ended November 30, 2006 was $1.0 million and $0.7 million, respectively, as compared to $9.9 million and $24.5 million, respectively, for the three and six months ended November 30, 2005. Operating income for the three and six months ended November 30, 2006 was reduced by approximately $2.9 million and $4.8 million, respectively, of expense for stock-based compensation as a result of our adoption of SFAS 123(R), effective June 1, 2006. SFAS 123(R) requires companies to estimate fair value of stock-based compensation as of the grant date of the award and recognize such value as an expense over the requisite employee service period of the award. Basic and diluted earnings per share from continuing operations for the three and six months ended November 30, 2006 were $0.01. Basic earnings per share from continuing operations for the three and six months ended November 30, 2005 were $0.10 and $0.24, respectively, and diluted earnings per share from continuing operations for the three and six months ended November 30, 2005 were $0.09 and $0.23, respectively.

In accordance with SFAS No. 109, Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), we have recorded our tax provision from continuing operations for the quarter ended November 30, 2006 based on our projected annual worldwide effective tax rate (the “effective tax rate”) of 95.7%, which is primarily due to U.S. federal taxes, state taxes, net of federal tax benefits and foreign taxes for which we cannot claim a foreign tax credit. In addition, our effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the three and six months ended November 30, 2006 by $0.5 million, reflecting a reduction in certain foreign income tax exposures.

Consolidated Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands, except per share data)

Operating income	$52,581	$58,739	$(6,158)	(10)%	$110,079	$119,260	$(9,181)	(8)%
Income from continuing operations	1,000	9,930	(8,930)	(90)%	748	24,507	(23,759)	(97)%
Earnings per share from continuing operations:... Basic	0.01	0.10	(0.09)	(90)%	0.01	0.24	(0.23)	(96)%
Diluted	0.01	0.09	(0.08)	(89)%	0.01	0.23	(0.22)	(96)%

U.S. Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$95,910	$83,157	$12,753	15%	$187,619	$164,060	$23,559	14%
Roaming revenue	16,993	21,465	(4,472)	(21)	36,315	42,690	(6,375)	(15)
Equipment sales	8,611	6,335	2,276	36	18,001	12,033	5,968	50

Total revenue	121,514	110,957	10,557	10	241,935	218,783	23,152	11

Costs and expenses:
Cost of services	26,541	24,766	1,775	7	52,873	47,650	5,223	11
Cost of equipment sold	20,455	13,691	6,764	49	39,470	28,273	11,197	40
Sales and marketing	13,572	15,386	(1,814)	(12)	26,792	27,991	(1,199)	(4)
General and administrative	18,897	16,926	1,971	12	37,060	34,028	3,032	9

Total costs and expenses	79,465	70,769	8,696	12	156,195	137,942	18,253	13

Adjusted operating income(1)	$42,049	$40,188	$1,861	5%	$85,740	$80,841	$4,899	6%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short messaging service, multi-media messaging service, and downloads) and an increase in recurring access fees due to increased subscribers. These increases were partially offset by lower revenues associated with amounts charged to our customers for roaming on other carriers’ networks and a decrease in airtime revenue.

U.S. wireless roaming revenue decreased for the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005. The decrease was primarily due to a decrease in minutes of use, partially offset by an increase in the weighted average rate per minute.

Equipment sales increased during the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005, due primarily to an increase in handset sales as a result of our New When You Want It handset upgrade program, which allows subscribers to upgrade their phone at any time for a fee which varies depending on the remaining duration of their contract. Equipment sales revenue also increased due to the receipt of higher deductibles under our phone insurance program.

Our U.S. wireless operations had approximately 666,400 and 614,100 subscribers at November 30, 2006 and 2005, respectively, including approximately 51,300 and 48,200 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 97% of total U.S. wireless retail subscribers as of November 30, 2006. During the twelve months ended November 30, 2006, increases in retail subscribers from new activations of 198,500 were offset by subscriber cancellations of 149,300. The monthly postpaid churn rate was 1.9% for both the three and six months ended November 30, 2006, as compared to 2.0% and 2.1% for the three and six months ended November 30, 2005, respectively. The decrease in churn was primarily due to retention efforts and our continued conversion of TDMA customers to GSM, which generally requires subscribers to sign new two-year contracts. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

U.S. wireless ARPU was $67 for both the three and six months ended November 30, 2006, as compared to $66 for the same periods last year. Average MOUs per subscriber were 895 and 879 per month for the three and six months ended November 30, 2006, respectively, as compared to 745 and 716 for the same periods last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales, driven by an increase in the number of subscribers on GSM/Blue Region plans (various plans with expanded local calling areas that include contiguous states), which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2006, as compared to the same period last year, primarily due to costs associated with an approximate 20% increase in MOUs, as well as to increased data expenses associated with higher data usage and related expenses. Expenses also increased due to the receipt of E911 reimbursements in the prior year, which were recorded as a reduction to expenses and which did not reoccur this year.

Cost of equipment sold increased for the three and six months ended November 30, 2006, as compared to the same period last year, primarily due to a greater number of phones provided to subscribers as a result of increased GSM handset upgrades in support of customer retention, as well as a higher average cost per phone.

Sales and marketing expenses decreased for the three and six months ended November 30, 2006, as compared to the same periods last year, primarily due to reduced advertising expenses.

General and administrative expenses increased for the three and six months ended November 30, 2006, as compared to the same periods in the prior year, due primarily to increased bad debt expense and an increase in state receipt taxes, partially offset by lower settlement costs related to roaming by our customers on other carriers’ networks. In addition, the increase for the six months ended November 30, 2006 was partially offset by lower professional services compared to the same period last year.

Puerto Rico Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$73,613	$76,223	$(2,610)	(3)%	$146,711	$154,065	$(7,354)	(5)%
Roaming revenue	1,432	321	1,111	*	2,899	658	2,241	*
Equipment sales	3,848	2,451	1,397	57	6,823	5,400	1,423	26

Total revenue	78,893	78,995	(102)	0	156,433	160,123	(3,690)	(2)

Costs and expenses:
Cost of services	12,401	11,174	1,227	11	24,820	22,600	2,220	10
Cost of equipment sold	11,902	11,397	505	4	21,522	20,322	1,200	6
Sales and marketing	8,505	7,005	1,500	21	16,235	15,038	1,197	8
General and administrative	17,836	17,377	459	3	33,994	36,045	(2,051)	(6)

Total costs and expenses	50,644	46,953	3,691	8	96,571	94,005	2,566	3

Adjusted operating income(1)	$28,249	$32,042	$(3,793)	(12)%	$59,862	$66,118	$(6,256)	(9)%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue decreased for the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005. The decrease in service revenue was primarily due to a lower ARPU, partially offset by an increase in the number of subscribers in the three and six months ended November 30, 2006 as compared to the same period last year. Our Puerto Rico wireless operations had approximately 392,300 subscribers at November 30, 2006, an increase of 4% from subscribers at November 30, 2005. During the twelve months ended November 30, 2006, increases from new activations of 142,500 were offset by subscriber cancellations of 128,300. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and non-payment.

The monthly postpaid churn rate decreased to 2.8% and 2.6% for three and six months ended November 30, 2006, respectively, from 3.0% for the same periods last year. The decrease in postpaid churn was primarily due to lower voluntary and involuntary churn. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at November 30, 2006 and November 30, 2005.

Puerto Rico wireless ARPU was $68 and $67 for the three and six months ended November 30, 2006, respectively, as compared to $70 and $71 for the three and six months ended November 30, 2005, respectively. The decrease in ARPU was primarily due to an increase in the number of companion plans in our subscriber base which have a lower ARPU and lower airtime revenue per subscriber as a result of the Company offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 1,536 and 1,527 MOUs during the three and six months ended November 30, 2006, respectively, compared to 1,475 and 1,455 MOUs during the three and six months ended November 30, 2005, respectively.

Roaming revenue increased during the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005, primarily due to an increase in our competitors’ customers roaming on our network.

Equipment sales increased during the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005, due primarily to an increase in postpaid activations and phone upgrades.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2006 as compared to the three and six months ended November 30, 2005. The increase was primarily due to increased costs associated with a larger subscriber base, including long distance, expenses associated with providing data services, tower site rent, utilities, cost of roamer services (cost associated with our customers roaming on other carriers’ networks), and property taxes.

Cost of equipment sold increased during the three and six months ended November 30, 2006 as compared to the same period last year. The increase was primarily due to an increase in phone expenses associated with customer retention.

Sales and marketing expenses increased during the three and six months ended November 30, 2006, as compared to the same periods last year. The increase was due to an increase in direct commissions resulting from an increase in postpaid activations and an increase in advertising associated with our launch of our new “Unlimited Plan” and the promotion of our 10-year anniversary in Puerto Rico.

General and administrative expenses increased during the three months ended November 30, 2006, as compared to the three months ended November 30, 2005. The increase was primarily due to increases in outsourced call center services and legal expenses. General and administrative expenses decreased during the six months ended November 30, 2006, as compared to the six months ended November 30, 2005. The decrease was primarily due to decreases in bad debt expense, costs related to subscriber billing services, and other taxes and licenses.

Puerto Rico Broadband Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,601	$12,618	$983	8%	$27,436	$25,227	$2,209	9%
Dedicated revenue	15,353	13,522	1,831	14	29,805	26,960	2,845	11
Other revenue	2,877	2,482	395	16	4,901	5,181	(280)	(5)

Total revenue	31,831	28,622	3,209	11	62,142	57,368	4,774	8

Costs and expenses:
Cost of services	7,224	7,368	(144)	(2)	14,201	14,466	(265)	(2)
Cost of equipment sold	54	160	(106)	(66)	103	301	(198)	(66)
Sales and marketing	1,716	1,628	88	5	3,285	3,243	42	1
General and administrative	4,900	3,956	944	24	9,767	8,591	1,176	14

Total costs and expenses	13,894	13,112	782	6	27,356	26,601	755	3

Adjusted operating income(1)	$17,937	$15,510	$2,427	16%	$34,786	$30,767	$4,019	13%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005. This increase was primarily due to a 20% increase in total access lines and equivalents to 387,500, partially offset by a decrease in recurring revenue per line.

Switched revenue increased for the three and six months ended November 30, 2006, as compared to the same periods last year. The increase was primarily due to a 9% increase in switched access lines to 71,400 as of November 30, 2006, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the three and six months ended November 30, 2006, as compared to the same periods last year. The increase was primarily the result of a 22% increase in voice grade equivalent dedicated lines to 316,100 as of November 30, 2006, partially offset by a decrease in recurring revenue per line.

Other revenue increased for the three months ended November 30, 2006, as compared to the three months ended November 30, 2005. The increase was primarily due to an increase in inter-carrier compensation revenue. Other revenue decreased for the six months ended November 30, 2006, as compared to the same period last year. The decrease was primarily due to decreases in installation and new construction charges and USF revenue.

Costs and expenses.  Cost of services decreased during the three and six months ended November 30, 2006, as compared to the same periods last year. The decrease was primarily due to decreases in employee compensation costs and interconnection expense.

General and administrative expenses increased during the three and six months ended November 30, 2006 as compared to the same periods the prior year. The increase was primarily due to an increase in bad debt expense due to the prior period including the recovery of a previously reserved account receivable, as well as an increase in billing costs in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2006	2005	Change	2006	2005	Change
	(In millions)

Weighted Average Debt Outstanding	$2,138.3	$1,618.6	$519.7	$2,136.8	$1,618.7	$518.1
Weighted Average Gross Interest Rate(1)	9.9%	8.8%	1.1%	9.8%	8.7%	1.1%
Weighted Average Gross Interest Rate(2)	9.4%	8.4%	1.0%	9.3%	8.3%	1.0%
Gross Interest Expense(1)	$52.677	$35.800	$16.877	$104.430	$70.654	$33.776
Interest Income	$0.988	$1.311	$(0.323)	$2.027	$2.162	$(0.135)

Net Interest Expense	$51.689	$34.489	$17.200	$102.403	$68.492	$33.911

(1)	Including amortization of debt issuance costs of $2.3 million and $4.6 million for the three and six months ended November 30, 2006, respectively and $1.6 million and $3.3 million for the three and six months ended November 30, 2005, respectively.

(2)	Excluding amortization of debt issuance costs of $2.3 million and $4.6 million for the three and six months ended November 30, 2006, respectively and $1.6 million and $3.3 million for the three and six months ended November 30, 2005, respectively.

The $17.2 million and $33.9 million increase in net interest expense for the three and six months ended November 30, 2006, respectively, as compared to the three and six months ended November 30, 2005 resulted primarily from higher weighted average debt outstanding and increases in variable interest rates.

At November 30, 2006, we had total liquidity of $253.4 million, consisting of cash and cash equivalents totaling $103.4 million and approximately $150.0 million available under our revolving credit facility.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at November 30, 2006. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At November 30, 2006, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 10, 2005, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.50% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.75% to 2.25%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 5.37% as of November 30, 2006) plus 2.25% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of November 30, 2006, we have repurchased or redeemed $225.0 million aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $114.5 million, or 50.9%, of the $225.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

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

On October 31, 2006, we entered into an interest rate collar agreement (the “CPROC Collar”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $35.5 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Collar became effective as of December 29, 2006 and expires June 30, 2008. The fixed interest rate floor is 4.66% and the fixed interest rate cap is 5.50% on the CPROC Collar. The CPROC Collar was designated a cash flow hedge.

On October 31, 2006, we entered into an interest rate collar agreement (the “CCOC Collar”), through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $25.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The fixed interest rate floor is 4.66% and the fixed interest rate cap is 5.50% on the CCOC Collar. The CCOC Collar was designated a cash flow hedge.

At November 30, 2006, the fair value of the swaps and collars was approximately $1.6 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the six months ended November 30, 2006, we recorded $0.9 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at November 30, 2006.

For the three and six months ended November 30, 2006, the ratio of earnings to fixed charges was 1.02 and 1.07, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At November 30, 2006, we had no off-balance sheet obligations.

Our capital expenditures for the three and six months ended November 30, 2006 were as follows:

	Three Months Ended	% of Total Capital	Six Months Ended	% of Total Capital
	November 30, 2006	Expenditures	November 30, 2006	Expenditures
	(Amounts in thousands)

U.S. wireless	$11,142	47.5%	$16,545	41.5%
Puerto Rico wireless	7,567	32.3	14,796	37.2
Puerto Rico broadband	4,749	20.2	8,492	21.3

Total capital expenditures	$23,458	100.0%	$39,833	100.0%

Capitalized phones in Puerto Rico (included above in Puerto Rico wireless)	$4,801		$9,601
Property, plant and equipment, net at November 30, 2006	$557,885		$557,885

Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and to continue to build out Grand Rapids and Lansing, Michigan. In Puerto Rico, these investments were to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems and to continue the expansion of our Puerto Rico Broadband network infrastructure.

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

On November 29, 2006, we acquired two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9.1 million from the FCC’s advanced wireless services spectrum auction.

On November 21, 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners for approximately $82.5 million in cash, which consisted of a purchase price of $80.0 million and an estimated working capital adjustment of $2.5 million. The transaction is expected to close towards the end of the first calendar quarter of 2007, at which time the working capital adjustment will be finalized. The transaction is subject to the satisfaction of customary closing conditions including regulatory approval for the transfer of Centennial Dominicana’s telecommunications concession.

On October 25, 2006, we acquired 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market for approximately $5.8 million.

On July 12, 2006, the Company completed the purchase of the 20% common stock interest in Centennial Dominicana that it did not own at May 31, 2006. Centennial Dominicana is the Company’s subsidiary that operates our Dominican Republic telecommunications businesses. We allocated the net purchase price of $3.5 million to the goodwill of our assets currently classified as held for sale. The goodwill, which is not deductible for tax purposes, was allocated based on a preliminary estimate of fair value.

COMMITMENTS AND CONTINGENCIES

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of November 30, 2006, we have paid approximately $26.2 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of November 30, 2006, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. As of November 30, 2006, we have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 3,000,000 shares. On August 11, 2006, the SEC declared effective an additional shelf registration statement registering an additional 30,000,000 shares of common stock owned by affiliates of Welsh Carson and approximately 21,700,000 shares owned by affiliates of The Blackstone Group. In connection with the filing of such shelf registration statement, we entered into amendments to our Stockholders Agreement and Registration Rights Agreement with affiliates of Welsh Carson and The Blackstone Group. As a result, $711.5 million of our securities and the resale of approximately 68,000,000 shares of common stock owned by our controlling stockholders remain available for future issuance under our registration statement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. This amount was reduced by $3.5 million as a result of the expiration of the statute of limitations for the fiscal year ended May 31, 2002. As of November 30, 2006, we have redeemed $225.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $114.5 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2006 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
	(Amounts in thousands)

Long-term debt obligations	$2,140,337	$—	$144,564	$550,470	$1,445,303
Operating leases obligations	262,254	28,684	51,800	37,895	143,875
Purchase obligations	49,466	5,708	21,450	22,308	—

Total contractual cash obligations	2,452,057	34,392	217,814	610,673	1,589,178

Sublessor agreements(1)	(3,098)	(1,121)	(1,391)	(570)	(16)

Net	$2,448,959	$33,271	$216,423	$610,103	$1,589,162

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2006.

SUBSEQUENT EVENTS

On December 15, 2006, we redeemed $20.0 million of our 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $8.9 million from an affiliate of Welsh Carson. Following the redemption, $125.0 million of our 2008 Senior Subordinated Notes remained outstanding.

On December 20, 2006, we disposed of our 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops for $7.1 million.

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

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2006:

	Fiscal Year Ended November 30,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$—	$(484)	$145,048	$164	$306	$1,098,335	$1,243,369	$1,291,808
Average fixed Interest rate	0.0%	10.0%	10.8%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$275,000	$275,000	$350,000	$900,000	$915,750
Average variable Interest rate(1)	4.7%	4.7%	4.8%	4.9%	5.1%	5.2%	5.1%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000	$450,000						$1,753
Average pay rate	6.85%	7.25%
Average receive rate	6.94%	6.94%
Interest rate collar:
Notional amount	$60,500							$(122)
Cap	5.50%
Floor	4.66%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at November 30, 2006 and 2005 had outstanding balances of $900.0 million and $589.5 million, respectively. The fair value of such debt approximates the carrying value at November 30, 2006 and 2005. Of the variable rate debt, as of November 30, 2006, $510.5 million is hedged using interest rate swap and interest rate collar agreements. These swaps were designated as cash flow hedges. At November 30, 2006, the fixed interest rate was 6.29% and 7.09% on the CPROC Swap and CCOC Swap, respectively. The CPROC Swap expires on March 30, 2007 and the CCOC Swap expires on December 31, 2007. The 2007 CPROC Swap will become effective March 30, 2007, the date that the CPROC Swap expires, and expires on March 31, 2008, at a fixed interest rate of 7.38%. At November 30, 2006, the fixed interest rate floor was 4.66% and the fixed interest rate cap was 5.50% on the CPROC and CCOC Collars. Both collars became effective as of December 29, 2006 and expire June 30, 2008. Based on our unhedged variable rate obligations outstanding at May 31, 2006, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2006.

There was no change in our internal control over financial reporting during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2001, our Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next twelve months. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

a) The Company’s annual meeting of stockholders was held on September 28, 2006.

b) The following persons were elected as directors at the Company’s annual meeting pursuant to the following votes:

	Number of Votes
Directors	For	Withhold

Anthony J. de Nicola	96,806,492	3,547,874
James R. Matthews	96,948,923	3,405,443
Thomas E. McInerney	96,807,160	3,547,206
James P. Pellow	99,352,067	1,002,299
Raymond A. Ranelli	99,351,845	1,002,521
Robert D. Reid	99,126,798	1,227,568
Scott N. Schneider	98,633,095	1,721,271
Michael J. Small	96,233,724	4,120,642
J. Stephen Vanderwoude	99,352,067	1,002,299

c) The stockholders approved a proposal at the annual meeting to amend the Company’s 1999 Stock Option and Restricted Stock Purchase Plan to increase the number of shares issuable thereunder by 3,000,000 shares. The following sets forth the number of votes on this proposal:

For	Against	Abstain

85,663,025	9,309,853	7,043

d) The stockholders approved a proposal at the annual meeting to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2007. The following sets forth the number of votes on this proposal:

For	Against	Abstain

100,338,956	9,451	5,959

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Each exhibit identified below is filed as a part of this report.

Exhibit
No.	Description

4.1	Stock Purchase Agreement by and between Centennial Dominican Republic Holding Corp. and Trilogy International Dominican Republic LLC, dated as of November 21, 2006.
31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 4, 2007

CENTENNIAL COMMUNICATIONS CORP.

/s/  Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)