Form 10-Q
period 2007-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2007-04-05
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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

Common Stock — 106,059,211 outstanding shares as of April 02, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	February 28,	May 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,152	$93,738
Accounts receivable, less allowance for doubtful accounts of $7,250 and $5,440, respectively	89,756	88,143
Inventory — phones and accessories, net	28,896	20,031
Prepaid expenses and other current assets	16,260	28,774
Assets held for sale	96,762	128,810

Total Current Assets	315,826	359,496
Property, plant and equipment, net	566,176	569,094
Equity investments in wireless systems, net	—	1,952
Debt issuance costs, less accumulated amortization of $27,115 and $21,618, respectively	45,712	51,812
U.S. wireless licenses	398,778	383,858
Puerto Rico wireless licenses	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,550	3,730
Other assets, net	4,636	7,605

TOTAL ASSETS	$1,393,024	$1,435,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	29,477	$25,855
Accrued expenses and other current liabilities	178,773	183,771
Payable to affiliates	125	125
Liabilities held for sale	15,294	15,571

Total Current Liabilities	223,669	225,322
Long-term debt	2,122,787	2,135,053
Deferred income taxes	120,462	122,952
Other liabilities	15,900	14,195
Minority interest in subsidiaries	3,935	3,230
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 106,038,603 and 105,224,491 shares, respectively; and outstanding 105,968,100 and 105,153,988 shares, respectively	1,060	1,052
Additional paid-in capital	14,139	4,211
Accumulated deficit	(1,108,619)	(1,071,760)
Accumulated other comprehensive loss	768	2,715

	(1,092,652)	(1,063,782)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,093,729)	(1,064,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,393,024	$1,435,893

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Revenue:
Service revenue	$212,434	$202,415	$642,213	$616,130
Equipment sales	16,678	10,284	41,502	27,717

	229,112	212,699	683,715	643,847

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	42,388	40,859	129,129	120,759
Cost of equipment sold	34,852	27,892	95,947	76,788
Sales and marketing	24,643	22,532	71,436	68,804
General and administrative	44,481	57,024	129,170	135,378
Depreciation and amortization	32,624	30,671	97,537	88,749
(Gain) loss on disposition of assets	(265)	(45)	28	343

	178,723	178,933	523,247	490,821

Operating income	50,389	33,766	160,468	153,026

Interest expense, net	(50,540)	(45,662)	(152,943)	(114,154)
Gain on sale of equity investments	4,730	652	4,730	652

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	4,579	(11,244)	12,255	39,524
Income tax (expense) benefit	(4,252)	8,274	(11,285)	(17,993)

Income (loss) from continuing operations before minority interest in income of subsidiaries and income from equity investments	327	(2,970)	970	21,531
Minority interest in income of subsidiaries	(264)	(129)	(705)	(568)
Income from equity investments	258	400	804	845

Income (loss) from continuing operations	321	(2,699)	1,069	21,808
Discontinued operations:
Income (loss)	2,170	(1,555)	(659)	(1,408)
(Loss) gain on disposition	(266)	—	(32,261)	100
Income tax expense	(3,573)	(1,806)	(5,008)	(3,642)

Net loss from discontinued operations	(1,669)	(3,361)	(37,928)	(4,950)

Net (loss) income	$(1,348)	$(6,060)	$(36,859)	$16,858

Earnings (loss) per share:
Basic
Earnings (loss) per share from continuing operations	$0.00	$(0.03)	$0.01	$0.21
Loss per share from discontinued operations	(0.01)	(0.03)	(0.36)	(0.05)

Net (loss) income per share	$(0.01)	$(0.06)	$(0.35)	$0.16

Diluted
Earnings (loss) per share from continuing operations	$0.00	$(0.03)	$0.01	$0.20
Loss per share from discontinued operations	(0.01)	(0.03)	(0.35)	(0.04)

Net (loss) income per share	$(0.01)	$(0.06)	$(0.34)	$0.16

Weighted-average number of shares outstanding:
Basic	105,698	104,889	105,437	104,475

Diluted	108,637	104,889	107,786	107,253

See notes to condensed consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	February 28,	February 28,
	2007	2006

OPERATING ACTIVITIES:
Net (loss) income	$(36,859)	$16,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,704	98,916
Stock-based compensation	7,211	—
Excess tax benefits from stock-based compensation	(224)	—
Minority interest in income of subsidiaries	705	568
Income from equity investments	(804)	(845)
Distributions received from equity investments	386	949
Loss on disposition of assets	32,244	289
Gain on sale of equity investment	(4,730)	(652)
Changes in assets and liabilities	(3,692)	17,497

Net cash provided by operating activities	98,941	133,580

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	322	10
Acquisition of minority interest, net	(2,500)	—
Payments for purchase of wireless spectrum	(14,920)	—
Proceeds from sale of equity investment	7,100	1,003
Capital expenditures	(78,352)	(93,532)

Net cash used in investing activities	(88,350)	(92,519)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of discount of $3,500	—	546,500
Payment of dividend	—	(578,480)
Repayment of debt	(21,334)	(42,897)
Debt issuance costs paid	(562)	(15,447)
Proceeds from the exercise of stock options	2,264	5,048
Proceeds from issuance of common stock under employee stock purchase plan	461	384
Excess tax benefits from stock-based compensation	224	—

Net cash used in financing activities	(18,947)	(84,892)

Net decrease in cash and cash equivalents	(8,356)	(43,831)
Cash and cash equivalents, beginning of period	94,884	132,820

Cash and cash equivalents, end of period	$86,528	$88,989

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$165,726	$124,416

Income taxes	$1,862	$4,003

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$6,962	$5,471

Acquisition of minority interest included in accrued expenses and other current liabilities	$1,000	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2006 Annual Report on Form 10-K, filed on August 10, 2006, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of February 28, 2007 and the results of its consolidated operations and consolidated cash flows for the three and nine month periods ended February 28, 2007 and 2006. The consolidated balance sheet as of May 31, 2006 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K, adjusted to present the classification of the Company’s wholly owned subsidiary, All America Cables and Radio, Inc. (“Centennial Dominicana”), as a discontinued operation (see Note 5). Centennial Dominicana was the Company’s subsidiary that operated its telecommunications businesses in the Dominican Republic until its sale in March 2007.

Income Taxes:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended February 28,2007 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 100.4%.

The Company’s effective tax rate of 100.4% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit. In addition, the Company’s effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the nine months ended February 28,2007 by $1,416 primarily attributable to a reduction in certain exposures related to foreign taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

The following table presents the intangible assets not subject to amortization:

	As of	As of
	February 28, 2007	May 31, 2006

U.S. wireless licenses	$398,778	$383,858
Puerto Rico wireless licenses	54,159	54,159

Total	$452,937	$438,017

The Company purchased additional spectrum included above in U.S. wireless licenses during the nine months ended February 28, 2007 (see Note 7).

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Dominican Republic wireless licenses, which are included in assets held for sale, had a finite life and therefore were being amortized over a twenty-year period (i.e., the life of the license) using the straight-line method. Amortization of the Dominican Republic wireless license ceased in November 2006 upon Centennial Dominicana’s classification as a discontinued operation.

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

The Company performed its annual goodwill and intangible asset impairment analyses during the three months ended February 28, 2007. Based upon the results of these analyses, there were no impairments.

The following table presents other intangible assets subject to amortization:

		As of February 28, 2007		As of May 31, 2006
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Dominican Republic wireless license	20 years	$20,000	$6,167	$20,000	$5,667
Transmission and connecting rights	25 years	2,192	1,582	2,192	1,527

Total(1)		$22,192	$7,749	$22,192	$7,194

Cable facility	25 years	6,000	2,450	6,000	2,270

Total		$6,000	$2,450	$6,000	$2,270

(1)	Amounts included in assets held for sale.

Other intangible assets amortization expense was $60 and $180 for the three and nine months ended February 28, 2007, respectively. Based solely on the finite lived intangible assets existing at February 28, 2007, amortization expense is estimated to be $60 for the remainder of fiscal 2007 and $240 for each of the next five fiscal years.

Goodwill

The goodwill balance in the Puerto Rico broadband segment was $4,187 at February 28, 2007 and May 31, 2006.

The goodwill balance related to Centennial Dominicana, included in assets held for sale, was $26,017 and $22,517 at February 28, 2007 and May 31, 2006, respectively. The goodwill related to Centennial Dominicana increased by $3,500 during the nine months ended February 28, 2007 as a result of the preliminary allocation (based on preliminary estimates of fair value) of the purchase price of the remaining 20% common stock interest in Centennial Dominicana, which the Company purchased during such period (see Note 7).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of	As of
	February 28, 2007	May 31, 2006

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $2,910 and $3,280, respectively	347,090	346,720
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	125,000	145,000
Capital Lease Obligations	63,373	55,730
Financing Obligation — Tower Sale	12,324	12,603

Total Long-Term Debt	2,122,787	2,135,053
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,122,787	$2,135,053

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

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At February 28, 2007, approximately $150,000 was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 5.36% as of February 28, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 15, 2006, the Company redeemed $20,000 of its 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $8,900 from an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder. Following the redemption, $125,000 of the Company’s 2008 Senior Subordinated Notes remained outstanding.

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”) in a private placement transaction. The 2013 Holdco Notes were subsequently registered under the Securities Act of 1933, as amended. The 2013 Holdco Notes were issued in two series consisting of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of February 28, 2007, the Company has repurchased or redeemed $245,000 aggregate principal amount of such notes. An affiliate of Welsh Carson owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. Approximately $123,400, or 50.4%, of the $245,000 of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Derivative Financial Instruments

On March 1, 2005, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate swap agreement (the “CPROC Swap”) to hedge variable interest rate risk on $250,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Swap became effective as of March 31, 2005 and expired March 30, 2007. The fixed interest rate on the CPROC Swap was 6.04%. The CPROC Swap was designated a cash flow hedge.

On December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 6.84%. The CCOC Swap was designated as a cash flow hedge. The $250,000 CPROC Swap together with the $200,000 CCOC Swap hedge variable interest rate risk on a total of $450,000 of the Company’s $900,000 of variable interest rate debt.

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans under the Senior Secured Credit Facility for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap became effective March 30, 2007, the date that the CPROC Swap expired, and will expire on March 31, 2008. The fixed interest rate on the 2007 CPROC Swap is 7.13%. The 2007 CPROC Swap was designated a cash flow hedge.

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

At February 28, 2007, the fair value of the swaps and collars was approximately $1,412. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the nine months ended February 28, 2007, the Company recorded $769, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at February 28, 2007.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at February 28, 2007 are summarized as follows:

February 28, 2007	$—
February 29, 2008	399
February 28, 2009	124,148
February 28, 2010	38
February 28, 2011	550,138
February 29, 2012	305
February 28, 2013 and thereafter	1,450,669

2,125,697
Unamortized discount	(2,910)

$2,122,787

Interest expense, as reflected on the condensed consolidated financial statements, has been partially offset by interest income. The gross interest expense was approximately $51,526 and $155,955 for the three and nine months ended February 28, 2007, respectively, and approximately $47,776 and $118,430 for the three and nine months February 28, 2006, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three and nine months ended February 28, 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $1,851 and $6,669, respectively, of which $215 and $750, respectively, was recorded in cost of services, $116 and $484, respectively, was recorded in sales and marketing and $1,520 and $5,435, respectively, was recorded in general & administrative in the accompanying Condensed Consolidated Statement of Operations. For the three and nine months ended February 28, 2007, the incremental stock-based compensation expense caused income before income taxes to decrease by $1,851 and $6,669, respectively, net income to decrease by $1,082 and $3,904, respectively, and basic and diluted earnings per share to decrease by $0.01 per share and $0.04 per share, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $158 and $224 for the three and nine months ended February 28, 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

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

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three and nine months ended February 28, 2006 based on the fair value method under SFAS 123:

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006

Net (loss) income:
As reported	$(6,060)	$16,858
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	(1,601)	(4,704)

Pro forma	$(7,661)	$12,154
(Loss) earnings per share:
Basic:
As reported	$(0.06)	$0.16
Pro forma	$(0.07)	$0.12
Diluted:
As reported	$(0.06)	$0.16
Pro forma	$(0.07)	$0.11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions:

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Expected volatility	61.7%-65.8%	69.1%	61.7%-69.5%	69.1%-77.9%
Risk-free interest rate	4.4%-4.8%	5.1%	4.4%-4.8%	4.3%-5.1%
Expected lives of option grants	4.5 years	4 years	4.5 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. During the nine months ended February 28, 2007, no shares of restricted stock were issued under the 1999 Stock Option Plan. No restricted stock was outstanding as of February 28, 2007 and 2006.

The following table summarizes activity under our equity incentive plans for the nine months ended February 28, 2007:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (In years)	Intrinsic Value

Outstanding at June 1, 2006	10,863	$4.97
Granted	295	$6.30
Exercised	(711)	$3.25
Forfeited/cancelled	(296)	$6.23

Outstanding at February 28, 2007	10,151	$5.05	5.03	$3.04

Options exercisable at February 28, 2007	5,895	$4.08	4.47	$3.96

The weighted-average grant-date fair value of stock options granted was $3.97 and $3.54 per share during the three and nine months ended February 28, 2007, respectively, and $4.96 and $8.06 per share during the three and nine months ended February 28, 2006, respectively. The total intrinsic value of options exercised was $4.07 and $3.33 during the three and nine months ended February 28, 2007, respectively and $6.86 and $7.57 during the three and nine months ended February 28, 2006, respectively.

The Company received cash from the exercise of stock options of $1,474 and $2,263 during the three and nine months ended February 28, 2007, respectively, and $2,611 and $5,048 during the three and nine months ended February 28, 2006, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $704 and $861 during the three and nine months ended February 28, 2007, respectively, and $1,239 and $2,464 during the three and nine months ended February 28, 2006, respectively.

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the nine months ended February 28, 2007 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at June 1, 2006	6,126	$3.65
Granted	223	$3.57
Vested	(1,884)	$2.84
Forfeited	(206)	$3.72

Nonvested at February 28, 2007	4,259	$3.99

As of February 28, 2007, there was approximately $9,511 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 1.6 years. The total fair value of shares vested was $135 and $5,341 during the three and nine months ended February 28, 2007, respectively, and $319 and $5,285 during the three and nine months ended February 28, 2006, respectively.

NOTE 5.	DISCONTINUED OPERATIONS

On March 13, 2007, the Company sold its wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32,261. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue	$18,505	$20,568	$55,941	$63,705
Income (loss) from discontinued operations	2,170	(1,555)	(659)	(1,408)
Loss on disposition	(266)	—	(32,261)	—
Income tax expense	(3,573)	(1,806)	(5,008)	(3,607)

Net loss from discontinued operations	$(1,669)	$(3,361)	$(37,928)	$(5,015)

As of
February 28, 2007

Current assets	$15,981
Property, plant and equipment, net	72,295
Goodwill	26,017
Intangible assets subject to amortization	13,833
Unadjusted total assets	129,023
Allowance to reflect assets held for sale at fair value less cost to sell	(32,261)

Adjusted	96,762

Current liabilities	14,460
Total liabilities	15,294

Net equity of discontinued operations	81,468

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

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Gain on disposition	—	—	—	100
Income tax expense	—	—	—	(35)

Net income from discontinued operations	$—	$—	$—	$65

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 13, 2007, the Company sold its wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners (see Note 5).

On December 20, 2006, the Company disposed of its 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops, for $7,100.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 29, 2006, the Company acquired, in the FCC’s advanced wireless services spectrum auction, two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9,100.

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

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co., against each of the members of the Company’s board of directors, certain stockholders of the Company (affiliates of Welsh, Carson, Anderson & Stowe and The Blackstone Group) (collectively, the “Defendants”) and the Company, as a nominal defendant. The suit alleges, among other things, breach of fiduciary duty in connection with the consummation of a recapitalization transaction consummated in January 2006 pursuant to which the Company issued $550 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleges that the non-director defendants were unjustly enriched by the payment of the dividend to the detriment of the Company because, among other things, of the increase in the Company’s debt caused by the recapitalization. The suit also alleges waste of corporate assets in connection with certain monitoring fees paid to the non-director defendants. The complaint seeks damages against the defendants for the benefit of the Company, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants believe the lawsuit is without merit and intend to defend the lawsuit vigorously.

In 2001, the Company’s Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next 12 months. In connection with the sale of Centennial Dominicana (see note 5), the Company has agreed to indemnify Trilogy with respect to liabilities arising as a result of the ITI litigation. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of February 28, 2007, the Company has paid approximately $30,048 in connection with this agreement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, the Company’s principal stockholder, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that was included in prepaid expenses and other current assets. As of February 28, 2007, the Company has reversed the entire $15,925 previously recorded in income tax payable and due from the Welsh Carson affiliate as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased.

NOTE 9.	SEGMENT INFORMATION

The Company’s condensed consolidated financial statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net (loss) income before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax (expense) benefit, gain on sale of equity investments, interest expense, net, gain (loss) on disposition of assets, strategic alternatives/recapitalization costs, stock-based compensation expense and depreciation and amortization.

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

Information about the Company’s operations in its three business segments as of, and for the three and nine months ended, February 28, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

U.S. WIRELESS
Service revenue	$99,612	$83,922	$287,231	$247,982
Roaming revenue	14,195	17,964	50,510	60,654
Equipment sales	12,680	7,967	30,681	20,000

Total revenue	126,487	109,853	368,422	328,636
Adjusted operating income	44,713	35,425	130,453	116,266
Total assets	1,865,120	1,881,796	1,865,120	1,881,796
Capital expenditures	17,898	7,575	34,443	33,199
PUERTO RICO WIRELESS
Service revenue	$70,428	$73,437	$217,139	$227,502
Roaming revenue	783	540	3,682	1,198
Equipment sales	3,998	2,318	10,821	7,718

Total revenue	75,209	76,295	231,642	236,418
Adjusted operating income	23,600	31,954	83,462	98,072
Total assets	309,363	324,435	309,363	324,435
Capital expenditures	10,558	11,439	25,354	36,615
PUERTO RICO BROADBAND
Switched revenue	$13,114	$12,927	$40,550	$38,154
Dedicated revenue	15,815	13,629	45,620	40,589
Other revenue	1,407	2,550	6,308	7,731

Total revenue	30,336	29,106	92,478	86,474
Adjusted operating income	16,286	15,589	51,072	46,356
Total assets	170,956	155,166	170,956	155,166
Capital expenditures	6,355	4,935	14,847	15,517
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(2,920)	$(2,555)	$(8,827)	$(7,681)
Total assets(2)(3)	(952,415)	(952,165)	(952,415)	(952,165)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

CONSOLIDATED
Total revenue	$229,112	$212,699	$683,715	$643,847
Adjusted operating income	84,599	82,968	264,987	260,694
Total assets	1,393,024	1,409,232	1,393,024	1,409,232
Capital expenditures	34,811	23,949	74,644	85,331

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

(3)	Includes assets held for sale of $96,762 and $133,775 as of February 28, 2007 and February 28, 2006, respectively.

Reconciliation of adjusted operating income to net (loss) income:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Adjusted operating income	$84,599	$82,968	$264,987	$260,694
Depreciation and amortization	(32,624)	(30,671)	(97,537)	(88,749)
Stock-based compensation expense	(1,851)	—	(6,669)	—
Strategic alternatives/recapitalization costs	—	(18,576)	(285)	(18,576)
Gain (loss) on disposition of assets	265	45	(28)	(343)

Operating income	50,389	33,766	160,468	153,026
Interest expense, net	(50,540)	(45,662)	(152,943)	(114,154)
Gain on sale of equity investments	4,730	652	4,730	652
Income tax (expense) benefit	(4,252)	8,274	(11,285)	(17,993)
Minority interest in income of subsidiaries	(264)	(129)	(705)	(568)
Income from equity investments	258	400	804	845
Loss from discontinued operations	(1,669)	(3,361)	(37,928)	(4,950)

Net (loss) income	$(1,348)	$(6,060)	$(36,859)	$16,858

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of February 28, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$28,606	$—	$55,546	$—	$—	$84,152
Accounts receivable, net	44,006	—	45,750	—	—	89,756
Inventory — phones and accessories, net	9,570	—	19,326	—	—	28,896
Prepaid expenses and other current assets	5,825	—	10,435	—	—	16,260
Assets held for sale	—	—	96,762	—	—	96,762

Total current assets	88,007	—	227,819	—	—	315,826
Property, plant & equipment, net	247,387	—	318,789	—	—	566,176
Equity investments in wireless systems, net	26,529	—	(26,529)	—	—	—
Debt issuance costs	—	—	45,712	—	—	45,712
U.S. wireless licenses	—	—	398,778	—	—	398,778
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	—	—	4,187	—	—	4,187
Investment in subsidiaries	—	929,244	622,077	(768,395)	(782,926)	—
Other assets, net	—	—	8,186	—	—	8,186

Total	$361,923	$929,244	$1,653,178	$(768,395)	$(782,926)	$1,393,024

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$60,818	$—	$(31,341)	$—	$—	$29,477
Accrued expenses and other current liabilities	20,975	—	415,801	—	(258,003)	178,773
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	15,294	—	—	15,294

Total current liabilities	81,793	—	399,879	—	(258,003)	223,669
Long-term debt	792,726	716,395	66,576	547,090	—	2,122,787
Deferred income taxes	1,275	—	119,187	—	—	120,462
Other liabilities	5,417	—	10,483	—	—	15,900
Intercompany	—	961,738	977,229	(220,988)	(1,717,979)	—
Minority interest in subsidiaries	—	—	3,935	—	—	3,935
Redeemable preferred stock	578,638	—	—	—	(578,638)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,060	—	1,060
Additional paid-in capital	(818,497)	—	818,497	14,139	—	14,139
Accumulated (deficit) equity	(279,751)	(749,335)	(742,608)	(1,108,619)	1,771,694	(1,108,619)
Accumulated other comprehensive income	322	446	—	—	—	768

	(1,097,926)	(748,889)	75,889	(1,093,420)	1,771,694	(1,092,652)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,097,926)	(748,889)	75,889	(1,094,497)	1,771,694	(1,093,729)

Total	$361,923	$929,244	$1,653,178	$(768,395)	$(782,926)	$1,393,024

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$297,092	$—	$389,893	$—	$(3,270)	$683,715

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	27,924	—	102,920	—	(1,715)	129,129
Cost of equipment sold	33,075	—	62,872	—	—	95,947
Sales and marketing	29,861	—	41,575	—	—	71,436
General and administrative	85,018	—	45,707	—	(1,555)	129,170
Depreciation and amortization	49,339	—	48,198	—	—	97,537
Loss (gain) on disposition of assets	896	—	(868)	—	—	28

	226,113	—	300,404	—	(3,270)	523,247

Operating income	70,979	—	89,489	—	—	160,468

(Loss) income from investments in subsidiaries	—	(36,859)	(19,494)	(36,859)	93,212	—
Interest expense, net	(78,249)	(51,869)	49,574	(44,499)	(27,900)	(152,943)
Gain on sale of equity investments	—	—	4,730	—	—	4,730
Other (expense) income	—	—	—	—	—	—
Intercompany interest allocation	—	51,869	(124,268)	44,499	27,900	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(7,270)	(36,859)	31	(36,859)	93,212	12,255
Income tax (expense) benefit	(12,224)	—	939	—	—	(11,285)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(19,494)	(36,859)	970	(36,859)	93,212	970
Minority interest in income of subsidiaries	—	—	(705)	—	—	(705)
Income from equity investments	—	—	804	—	—	804

(Loss) income from continuing operations	(19,494)	(36,859)	1,069	(36,859)	93,212	1,069
Loss from discontinued operations	—	—	(37,928)	—	—	(37,928)

Net (loss) income	$(19,494)	$(36,859)	$(36,859)	$(36,859)	$93,212	$(36,859)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(19,494)	(36,859)	(36,859)	(36,859)	93,212	(36,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,339	—	55,365	—	—	104,704
Stock-based compensation expense	3,426	—	3,785	—	—	7,211
Excess tax benefit from stock-based compensation	—	—	(224)	—	—	(224)
Minority interest in income of subsidiaries	—	—	705	—	—	705
Income from equity investments	—	—	(804)	—	—	(804)
Equity in undistributed (loss) earnings of subsidiaries	—	(36,859)	(19,494)	(36,859)	93,212	—
Distribution received from equity investments	—	—	386	—	—	386
Loss on disposition of assets	896	—	31,348	—	—	32,244
Gain on sale of equity investment	—	—	(4,730)	—	—	(4,730)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	14,546	94,247	(11,685)	60,687	(161,487)	(3,692)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,713	20,529	17,793	(13,031)	24,937	98,941

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	322	—	—	—	322
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,920)	—	—	(14,920)
Proceeds from sale of equity investment	—	—	7,100	—	—	7,100
Capital expenditures	(37,068)	—	(41,284)	—	—	(78,352)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(37,068)	322	(51,604)	—	—	(88,350)

FINANCING ACTIVITIES:
Repayment of debt	(20,000)	—	(1,334)	—	—	(21,334)
Proceeds from the exercise of employee stock options	—	—	—	2,264	—	2,264
Debt issuance costs paid	(278)	(284)	—	—	—	(562)
Excess tax benefit from stock-based compensation	—	—	224	—	—	224
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	11,110	(20,567)	24,088	10,306	(24,937)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,168)	(20,851)	22,978	13,031	(24,937)	(18,947)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,477	—	(10,833)	—	—	(8,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	28,606	—	57,922	—	—	86,528

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$297,835	$—	$349,519	$—	$(3,507)	$643,847

Costs and expenses:
Cost of services	52,169	—	71,505	—	(2,915)	120,759
Cost of equipment sold	20,327	—	56,461	—	—	76,788
Sales and marketing	26,433	—	42,371	—	—	68,804
General and administrative	71,672	—	64,298	—	(592)	135,378
Depreciation and amortization	46,445	—	42,304	—	—	88,749
Loss (gain) on disposition of assets	527	—	(184)	—	—	343

	217,573	—	276,755	—	(3,507)	490,821

Operating income	80,262	—	72,764	—	—	153,026

Income (loss) from investments in subsidiaries	—	16,858	(10,419)	16,858	(23,297)	—
Interest expense, net	(77,134)	(48,542)	(5,418)	(10,960)	27,900	(114,154)
Loss on extinguishment of debt	(750)	—	750	—	—	—
Gain on sale of equity investment	—	—	652	—	—	652
Other (expense) income	(2,205)	—	2,205	—	—	—
Intercompany interest allocation	—	48,542	(31,602)	10,960	(27,900)	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	173	16,858	28,932	16,858	(23,297)	39,524
Income tax expense	(10,592)	—	(7,401)	—	—	(17,993)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(10,419)	16,858	21,531	16,858	(23,297)	21,531
Minority interest in income of subsidiaries	—	—	(568)	—	—	(568)
Income from equity investments	—	—	845	—	—	845

(Loss) income from continuing operations	(10,419)	16,858	21,808	16,858	(23,297)	21,808
(Loss) income from discontinued operations	—	—	(4,950)	—	—	(4,950)

Net (loss) income	$(10,419)	$16,858	$16,858	$16,858	$(23,297)	$16,858

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(10,419)	16,858	16,858	16,858	(23,297)	16,858
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,445	—	52,471	—	—	98,916
Minority interest in income of subsidiaries	—	—	568	—	—	568
Income from equity investments	—	—	(845)	—	—	(845)
Equity in undistributed earnings (loss) of subsidiaries	—	16,858	(10,419)	16,858	(23,297)	—
Distribution received from equity investment	—	—	949	—	—	949
Loss (gain) on disposition of assets	527	—	(238)	—	—	289
Gain on sale of equity investment	—	—	(652)	—	—	(652)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	5,168	(86,416)	76,716	(54,651)	76,680	17,497

Total adjustments	52,140	(69,558)	118,550	(37,793)	53,383	116,722

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,721	(52,700)	135,408	(20,935)	30,086	133,580

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	10	—	—	10
Capital expenditures	(50,414)	—	(43,118)	—	—	(93,532)
Proceeds from sale of equity investment	—	—	1,003	—	—	1,003

NET CASH (USED IN)INVESTING ACTIVITIES	(50,414)	—	(42,105)	—	—	(92,519)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of discount	—	—	—	546,500	—	546,500
Payment of dividend	—	—	—	(578,480)	—	(578,480)
Repayment of debt	(42,500)	—	(397)	—	—	(42,897)
Debt issuance costs paid	—	—	—	(15,447)	—	(15,447)
Proceeds from the exercise of employee stock options	—	—	—	5,048	—	5,048
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	384	—	384
Cash received from (paid to) affiliates	25,277	52,700	(110,821)	62,930	(30,086)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,223)	52,700	(111,218)	20,935	(30,086)	(84,892)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,916)	—	(17,915)	—	—	(43,831)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,871	—	69,949	—	—	132,820

CASH AND CASH EQUIVALENTS, END OF PERIOD	36,955	—	52,034	—	—	88,989

NOTE 11.	SUBSEQUENT EVENTS

On March 13, 2007, the Company sold its wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298.

On March 13, 2007, the Company announced that it will redeem $80,000 of its 2008 Senior Subordinated Notes. The redemption will occur on or about April 11, 2007 at face value with no prepayment penalties. Following the redemption, $45,000 of the Company’s 2008 Senior Subordinated Notes will remain outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 397,800 access line equivalents as of February 28, 2007. We operate in markets covering approximately 12.6 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless and, in Puerto Rico, broadband communications services to business and residential customers.

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

The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and nine months ended February 28, 2007, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We use this control to deliver an experience that we believe is unique and valued by customers in our various markets. We target high quality (high revenue per average wireless customer, including roaming revenue, or ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.

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

Postpaid churn represents the number of subscribers that disconnect or are terminated from our service. Churn is calculated by dividing the aggregate number of retail wireless subscribers who cancel service during each month in a period by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing costs needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

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

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the nine months ended February 28, 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123(R) were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected term to determine an accurate estimate of these variables. As a result of this analysis, we determined that the expected volatility should be 69.5%, while the expected term should be 4.5 years. During the three months ended February 28, 2007, the Company utilized an expected volatility with the range of 61.7% — 65.6% and an expected term of 4.5 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 years and the contractual term of 7 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the nine months ended February 28, 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

RESULTS OF OPERATIONS

We had approximately 1,085,500 wireless subscribers, including approximately 51,300 wholesale subscribers, at February 28, 2007, as compared to 1,018,000 including approximately 50,900 wholesale subscribers, at February 28, 2006, an increase of 7%.

The increase in operating income for the three and nine months ended February 28, 2007 as compared to the same period the prior year is due in part to non recurring costs of $18.6 million related to our strategic alternatives and recapitalization process incurred during the three and nine months ended February 28, 2006. This increase was partially offset by a $5.4 million charge (the “USF Charge”) recorded this quarter relating to an adjustment to Universal Service Fund (“USF”) revenues, that was not previously known and estimable, in Puerto Rico during calendar year 2004 and approximately $1.9 million and $6.7 million, for the three and nine months ended February 28, 2007, respectively, of expense for stock-based compensation as a result of our adoption of SFAS 123(R), effective June 1, 2006. SFAS 123(R)requires companies to estimate fair value of stock-based compensation as of the grant date of the award and recognize such value as an expense over the requisite employee service period of the award.

We believe that the USF Charge was the result of a unique and complex change to the administration of the USF program that occurred during calendar year 2004. We, like all eligible telecommunications carriers, receive our USF support based on projected costs filed by the incumbent telephone company (the “ILEC”). In the ordinary course, the Universal Service Administrative Company (“USAC”), the company that administers the payment of USF funds, performs an annual reconciliation of the ILEC’s projections against the ILEC’s actual results and makes adjustments (both upwards and downwards) to the support paid to USF recipients based on such reconciliation. Such adjustments are not known and estimable by the eligible telecommunications carriers until they receive notification from USAC upon the completion of its reconciliation process, which typically occurs approximately two years after the USF revenues were received, because the data used by USAC to complete its reconciliation is not publicly available. During 2006, USAC calculated its annual reconciliation for the 2004 USF disbursements in Puerto Rico based on the actual results filed by the ILEC in Puerto Rico (the Puerto Rico Telephone Company). We disputed USAC’s calculation of the 2004 reconciliation for Puerto Rico based on, among other things, our belief that USAC misapplied the rules relating to a change in USF programs that occurred during 2004, and filed a formal appeal with USAC. In March 2007, USAC informed us that it denied our appeal. We intend to appeal USAC’s decision to the FCC and continue to believe that USAC has misapplied the relevant rules in effect during 2004. Nevertheless, we have recorded the entire reconciliation adjustment of $5.4 million as a charge in the fiscal third quarter of 2007.

In accordance with SFAS No. 109, Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), we have recorded our tax provision from continuing operations for the quarter ended February 28, 2007 based on our projected annual worldwide effective tax rate (the “effective tax rate”) of 100.4%, which is primarily due to U.S. federal taxes, state taxes, net of federal tax benefits and foreign taxes for which we cannot claim a foreign tax credit. In addition, our effective tax rate is impacted by the inability to offset income in one jurisdiction with losses in other jurisdictions.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the three and nine months ended February 28, 2007 by $0.9 million and $1.4 million respectively, reflecting a reduction in certain foreign income tax exposures.

Consolidated Operations

	Three Months Ended					Nine Months Ended
	February 28,					February 28,
	2007	2006	$ Change	% Change		2007	2006	$ Change	% Change
	(In thousands, except per share data)

Operating income	$50,389	$33,766	$16,623	49%		$160,468	$153,026	$7,442	5%
Income (loss) from continuing operations	321	(2,699)	3,020	*	%	1,069	21,808	(20,739)	(95)%
Earnings (loss) per share from continuing operations:
Basic	0.00	(0.03)	0.03	*	%	0.01	0.21	(0.20)	(95)%
Diluted	0.00	(0.03)	0.03	*	%	0.01	0.20	(0.19)	(95)%

*	Percentage not meaningful

U.S. Wireless Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$99,612	$83,922	$15,690	19%	$287,231	$247,982	$39,249	16%
Roaming revenue	14,195	17,964	(3,769)	(21)	50,510	60,654	(10,144)	(17)
Equipment sales	12,680	7,967	4,713	59	30,681	20,000	10,681	53

Total revenue	126,487	109,853	16,634	15%	368,422	328,636	39,786	12

Costs and expenses:
Cost of services	25,515	24,510	1,005	4	78,388	72,160	6,228	9
Cost of equipment sold	22,080	18,723	3,357	18	61,550	46,996	14,554	31
Sales and marketing	14,309	13,812	497	4	41,101	41,803	(702)	(2)
General and administrative	19,870	17,383	2,487	14	56,930	51,411	5,519	11

Total costs and expenses	81,774	74,428	7,346	10	237,969	212,370	25,599	12

Adjusted operating income(1)	$44,713	$35,425	$9,288	26%	$130,453	$116,266	$14,187	12%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short messaging service, multi-media messaging service, and downloads) and an increase in recurring access fees due to the aforementioned increase in subscribers driven by an increase in the number of subscribers on GSM/Blue Region plans (various plans with expanded local calling areas that include contiguous states), which generally have a higher ARPU. These increases were partially offset by lower prepaid revenue and a decrease in airtime revenue. In addition, the increase for the nine months ended February 28, 2007 was partially offset by a decrease in revenues associated with amounts charged to our customers for roaming on other carriers’ networks.

U.S. wireless roaming revenue decreased for the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006. The decrease was primarily due to a decrease in minutes of use. We expect U.S. wireless roaming revenue to continue to decline over the long term but to continue to benefit from data roaming throughout our operating territories.

Equipment sales increased during the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006, due primarily to an increase in handset sales as a result of our New When You Want It! handset upgrade program, which allows subscribers to upgrade their phone at any time for a fee which varies depending on the remaining duration of their contract.

Our U.S. wireless operations had approximately 686,100 and 638,600 subscribers at February 28, 2007 and 2006, respectively, including approximately 51,300 and 50,900 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 96% of total U.S. wireless retail subscribers as of February 28, 2007. During the twelve months ended February 28, 2007, increases in retail subscribers from new activations of 200,100 were offset by subscriber cancellations of 153,000. The monthly postpaid churn rate was 1.8% and 1.9% for the three and nine months ended February 28, 2007, as compared to 1.9% and 2.0% for the three and nine months ended February 28, 2006, respectively. The decrease in churn was primarily due to retention efforts and our continued conversion of TDMA customers to GSM, which generally requires subscribers to sign new twenty four to thirty month contracts. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

U.S. wireless ARPU was $67 for both the three and nine months ended February 28, 2007, as compared to $63 and $65 for the same periods last year. Average MOUs per subscriber were 944 and 901 per month for the three and nine months ended February 28, 2007, respectively, as compared to 778 and 737 for the same periods last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales, driven by an increase in the number of subscribers on GSM/Blue Region plans, which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the three and nine months ended February 28, 2007, as compared to the same periods last year, primarily due to costs associated with an approximate 18% increase in MOUs, as well as to increased data expenses associated with higher data usage and related expenses. The increase in cost of services was partially offset by a decrease in phone repair expense.

Cost of equipment sold increased for the three and nine months ended February 28, 2007, as compared to the same periods last year, primarily due to a greater number of phones acquired by subscribers as a result of GSM handset upgrades which also increased equipment sales revenue. Cost of equipment sold was favorably impacted by a lower average cost per phone.

Sales and marketing expenses increased for the three months ended February 28, 2007, as compared to the three months ended February 28, 2006, primarily due to an increase in commissions expense. Sales and marketing expenses decreased during the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006, primarily due to reduced advertising expense, which was partially offset by an increase in commissions expense.

General and administrative expenses increased for the three and nine months ended February 28, 2007, as compared to the same periods in the prior year, due primarily to increased bad debt expense, salaries and wages, and legal expenses. This was partially offset by lower roaming traffic processing costs and other professional services. In addition, the increase for the three months ended February 28, 2007 was partially offset by lower other taxes and licenses as compared to the same period last year.

Puerto Rico Wireless Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$70,428	$73,437	$(3,009)	(4)%	$217,139	$227,502	$(10,363)	(5)%
Roaming revenue	783	540	243	45	3,682	1,198	2,484	*
Equipment sales	3,998	2,318	1,680	72	10,821	7,718	3,103	40

Total revenue	75,209	76,295	(1,086)	(1)	231,642	236,418	(4,776)	(2)

Costs and expenses:
Cost of services	12,232	11,670	562	5	37,052	34,270	2,782	8
Cost of equipment sold	12,291	9,099	3,192	35	33,813	29,421	4,392	15
Sales and marketing	8,745	6,933	1,812	26	24,980	21,971	3,009	14
General and administrative	18,341	16,639	1,702	10	52,335	52,684	(349)	(1)

Total costs and expenses	51,609	44,341	7,268	16	148,180	138,346	9,834	7

Adjusted operating income(1)	$23,600	$31,954	$(8,354)	(26)%	$83,462	$98,072	$(14,610)	(15)%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue decreased for the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006. The decrease primarily relates to the USF Charge of $4.6 million, partially offset by an increase in the number of subscribers in the three and nine months ended February 28, 2007 as compared to the same periods last year. Our Puerto Rico wireless operations had approximately 399,400 subscribers at February 28, 2007, an increase of 5% from subscribers at February 28, 2006. The increase in subscribers during the third quarter was primarily due to the launch of our new “Unlimited Plan” in Puerto Rico. During the twelve months ended February 28, 2007, increases from new activations of 145,000 were offset by subscriber cancellations of 125,000. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and non-payment.

The monthly postpaid churn rate decreased to 2.5% and 2.6% for three and nine months ended February 28, 2007, respectively, from 3.0% for the same periods last year. The decrease in churn was primarily due to the launch of our new “Unlimited Plan,” through the migration of existing subscribers to the “Unlimited Plan” which requires the signing of a new service contract. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at February 28, 2007 and February 28, 2006.

Puerto Rico wireless ARPU was $63 and $66 for the three and nine months ended February 28, 2007, respectively, as compared to $67 and $70 for the three and nine months ended February 28, 2006, respectively. The decrease in ARPU in the three and nine months ended February 28, 2007, as compared to the same period last year, was primarily due to the USF Charge as well as an increase in the number of companion plans in our subscriber base which have a lower ARPU and lower airtime revenue per subscriber as a result of the Company offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 1,574 and 1,543 MOUs during the three and nine months ended February 28, 2007, respectively, compared to 1,459 and 1,456 MOUs during the three and nine months ended February 28, 2006, respectively.

Roaming revenue increased during the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006, primarily due to an increase in our competitors’ customers roaming on our network.

Equipment sales increased during the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006, primarily due to an increase in postpaid activations and phone upgrades.

Costs and expenses.  Cost of services increased during the three and nine months ended February 28, 2007 as compared to the three and nine months ended February 28, 2006. The increase was primarily due to increased costs associated with a larger subscriber base, including tower site rent, long distance, expenses associated with providing data services, utilities, and property taxes.

Cost of equipment sold increased during the three and nine months ended February 28, 2007 as compared to the same periods last year. The increase was primarily due to an increase in phone expenses associated with customer retention as well as an increase in the cost per phone due to the sales of more high-end phones in the three months ended February 28, 2007 as compared to the same period last year.

Sales and marketing expenses increased during the three and nine months ended February 28, 2007, as compared to the same periods last year. The increase was due to an increase in direct commissions resulting from an increase in postpaid activations and an increase in advertising associated with the launch of our new “Unlimited Plan” and the promotion of our 10-year anniversary in Puerto Rico.

General and administrative expenses increased during the three months ended February 28, 2007, as compared to the three months ended February 28, 2006. The increase was primarily due to increases in bad debt expense and customer service costs. General and administrative expenses decreased during the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006. The decrease was primarily due to decreases in corporate overhead expense, bad debt expense, and costs related to subscriber billing services. These decreases were partially offset by increases in customer service costs, rent expense, and legal fees.

Puerto Rico Broadband Operations

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,114	$12,927	$187	1%	$40,550	$38,154	$2,396	6%
Dedicated revenue	15,815	13,629	2,186	16	45,620	40,589	5,031	12
Other revenue	1,407	2,550	(1,143)	(45)	6,308	7,731	(1,423)	(18)

Total revenue	30,336	29,106	1,230	4	92,478	86,474	6,004	7

Costs and expenses:
Cost of services	7,066	7,073	(7)	(0)	21,267	21,539	(272)	(1)
Cost of equipment sold	481	71	410	*	584	372	212	57
Sales and marketing	1,587	1,787	(200)	(11)	4,872	5,030	(158)	(3)
General and administrative	4,916	4,586	330	7	14,683	13,177	1,506	11

Total costs and expenses	14,050	13,517	533	4	41,406	40,118	1,288	3

Adjusted operating income(1)	$16,286	$15,589	$697	4%	$51,072	$46,356	$4,716	10%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006. This increase was primarily due to a 22% increase in total access lines and equivalents to 397,800, partially offset by a decrease in recurring revenue per line.

Switched revenue increased for the three and nine months ended February 28, 2007, as compared to the same periods last year. The increase was primarily due to a 7% increase in switched access lines to 72,500 as of February 28, 2007, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the three and nine months ended February 28, 2007, as compared to the same periods last year. The increase was primarily the result of a 25% increase in voice grade equivalent dedicated lines to 325,300 as of February 28, 2007, partially offset by a decrease in recurring revenue per line.

Other revenue decreased for the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006. The decrease relates to the USF Charge of $0.8 million, a decrease in installation and new construction charges and co-location charges also contributed to the decline year over year.

Costs and expenses.  Sales and marketing expenses decreased during the three and nine months ended February 28, 2007, as compared to the same periods last year. The decrease was primarily due to a decrease in compensation costs.

General and administrative expenses increased during the three and nine months ended February 28, 2007 as compared to the same periods in the prior year. The increase was primarily due to an increase in bad debt expense due to the prior periods including the recovery of a previously reserved account receivable, as well as an increase in billing costs in the current periods.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

				Nine Months Ended
	Three Months Ended February 28,			February 28,
	2007	2006	Change	2007	2006	Change
	(In millions)

Weighted Average Debt Outstanding	$2,127.5	$2,016.2	$111.3	$2,133.8	$1,749.8	$384.0
Weighted Average Gross Interest Rate(1)	9.7%	9.5%	0.2%	9.7%	9.0%	0.7%
Weighted Average Gross Interest Rate(2)	9.3%	9.1%	0.2%	9.3%	8.6%	0.7%
Gross Interest Expense(1)	$51.526	$47.776	$3.750	$155.955	$118.430	$37.525
Interest Income	$0.986	$2.114	$(1.128)	$3.012	$4.276	$(1.264)

Net Interest Expense	$50.540	$45.662	$4.878	$152.943	$114.154	$38.789

(1)	Including amortization of debt issuance costs of $2.1 million and $6.7 million for the three and nine months ended February 28, 2007, respectively and $2.0 million and $5.3 million for the three and nine months ended February 28, 2006, respectively.

(2)	Excluding amortization of debt issuance costs of $2.1 million and $6.7 million for the three and nine months ended February 28, 2007, respectively and $2.0 million and $5.3 million for the three and nine months ended February 28, 2006, respectively.

The $4.9 million and $38.8 million increase in net interest expense for the three and nine months ended February 28, 2007, respectively, as compared to the three and nine months ended February 28, 2006 resulted primarily from higher weighted average debt outstanding and increases in variable interest rates.

At February 28, 2007, we had total liquidity of $234.2 million, consisting of cash and cash equivalents totaling $84.2 million and approximately $150.0 million available under our revolving credit facility.

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

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at February 28, 2007. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At February 28, 2007, approximately $150.0 million was available under the revolving credit facility. If the remaining 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 5, 2007, we amended our Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 5.36% as of February 28, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

On December 15, 2006, we redeemed $20.0 million of our 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $8.9 million from an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder. Following the redemption, $125.0 million of our 2008 Senior Subordinated Notes remained outstanding.

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

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of February 28, 2007, we have repurchased or redeemed $245.0 million aggregate principal amount of such notes. An affiliate of Welsh Carson owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $123.4 million, or 50.4%, of the $245.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson.

Derivative Financial Instruments

On March 1, 2005, we entered into an interest rate swap agreement (the “CPROC Swap”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $250.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Swap became effective as of March 31, 2005 and expires March 30, 2007. The fixed interest rate on the CPROC Swap is 6.04%. The CPROC Swap was designated a cash flow hedge.

On December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 6.84%. The CCOC Swap was designated as a cash flow hedge. The $250.0 million CPROC Swap together with the $200.0 million CCOC Swap hedge variable interest rate risk on a total of $450.0 million of our $900.0 million of variable interest rate debt.

On March 10, 2006, we, through our wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250.0 million of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap will become effective March 30, 2007, the date that the original CPROC Swap expires, and will expire on March 31, 2008. The fixed interest rate on the 2007 CPROC Swap is 7.13%. The 2007 CPROC Swap was designated a cash flow hedge.

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

At February 28, 2007, the fair value of the swaps and collars was approximately $1.4 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the nine months ended February 28, 2007, we recorded $0.8 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at February 28, 2007.

For the three and nine months ended February 28, 2007, the ratio of earnings to fixed charges was 1.09 and 1.08 respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At February 28, 2007, we had no off-balance sheet obligations.

Our capital expenditures for the three and nine months ended February 28, 2007 were as follows:

	Three Months Ended	% of Total Capital	Nine Months Ended	% of Total Capital
	February 28, 2007	Expenditures	February 28, 2007	Expenditures
	(Amounts in thousands)

U.S. wireless	17,898	51.4%	34,443	46.1%
Puerto Rico wireless	10,558	30.3	25,354	34.0
Puerto Rico broadband	6,355	18.3	14,847	19.9

Total capital expenditures	34,811	100.0%	74,644	100.0%

Capitalized phones in Puerto Rico (included above in Puerto Rico wireless)	6,923		16,524
Property, plant and equipment, net at February 28, 2007	566,176		566,176

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

On March 13, 2007, we sold our wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners for approximately $83.3 million in cash, which consisted of a purchase price of $81.0 million and an estimated working capital adjustment of $2.3 million.

On December 20, 2006, we disposed of our 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops for $7.1 million.

On November 29, 2006, we acquired in the FCC’s advanced wireless services spectrum auction, two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9.1 million.

On October 25, 2006, we acquired 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market for approximately $5.8 million.

On July 12, 2006, we completed the purchase of the 20% common stock interest in Centennial Dominicana that it did not own at May 31, 2006. Centennial Dominicana is the Company’s subsidiary that operates our Dominican Republic telecommunications businesses. We allocated the net purchase price of $3.5 million to the goodwill of our assets currently classified as held for sale. The goodwill, which is not deductible for tax purposes, was allocated based on a preliminary estimate of fair value.

COMMITMENTS AND CONTINGENCIES

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of February 28, 2007, we have paid approximately $30.0 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 28, 2007, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants), as well as the resale of up to 20,000,000 shares of our common stock owned by certain of our stockholders including Welsh Carson and an affiliate of The Blackstone Group. On August 11, 2006, the SEC declared effective an additional shelf registration statement registering an additional 30,000,000 shares of common stock owned by affiliates of Welsh Carson and approximately 21,700,000 shares owned by affiliates of The Blackstone Group. In connection with the filing of such shelf registration statement, we entered into amendments to our Stockholders Agreement and Registration Rights Agreement with affiliates of Welsh Carson and The Blackstone Group. On February 27, 2007, we entered into an Underwriting Agreement with certain affiliates of The Blackstone Group and Lehman Brothers Inc., as underwriter, in connection with the sale by The Blackstone Group of 10 million shares of our common stock in an underwritten public offering. We did not receive any proceeds from the sale of shares. We have sold $38.5 million of securities under the shelf and our controlling stockholders have sold 13,000,000 shares. As a result, $711.5 million of our securities and the resale of approximately 58,000,000 shares of common stock owned by our controlling stockholders remain available for future issuance under our registration statement.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As of February 28, 2007, this amount was reduced to $0.0 as a result of the expiration of the statute of limitations in respect of taxes which may become payable by us related to the bonds purchased. As of February 28, 2007, we have redeemed $245.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $123.4 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 28, 2007 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
	(Amounts in thousands)

Long-term debt obligations	$2,125,697	$399	$124,186	$550,443	$1,450,669
Operating leases obligations	264,393	27,483	52,030	38,141	146,739
Purchase obligations	44,594	836	21,450	22,308	—

Total contractual cash obligations	2,434,684	28,718	197,666	610,892	1,597,408

Sublessor agreements(1)	(3,098)	(1,121)	(1,391)	(570)	(16)

Net	$2,431,586	$27,597	$196,275	$610,322	$1,597,392

(1)	Represents our commitments associated with our sublessor agreements as of May 31, 2006.

SUBSEQUENT EVENTS

On March 13, 2007, we sold our wholly-owned subsidiary, Centennial Dominicana, to Trilogy International Partners for approximately $83.3 million in cash, which consisted of a purchase price of $81.0 million and an estimated working capital adjustment of $2.3 million.

On March 13, 2007, we announced that we will redeem $80.0 million of our 2008 Senior Subordinated Notes. The redemption will occur on or about April 11, 2007 at face value with no prepayment penalties. Following the redemption, $45.0 million of our 2008 Senior Subordinated Notes will remain outstanding.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	our ability to attract subscribers in our newly launched markets in Grand Rapids and Lansing, Michigan;

•	market prices for the products and services we offer may continue to decline in the future;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	the effects of a decline in the market for our CDMA-based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	the effect on our business of wireless local number portability, which allows customers to keep their wireless phone numbers when switching between service providers;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G technology;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the control of us retained by our majority stockholders and anti-takeover provisions.

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

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2007:

	Fiscal Year Ended February 28 ,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$399	$124,148	$38	$138	$305	$1,100,669	$1,225,697	$1,293,385
Average fixed Interest rate	10.0%	10.8%	10.0%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$550,000	$—	$350,000	$900,000	$918,375
Average variable Interest rate(1)	4.7%	4.8%	4.9%	5.0%	5.1%	5.2%	5.1%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000	$250,000						$1,465
Average pay rate	6.44%	7.13%
Average receive rate	6.94%	6.94%
Interest rate collar:
Notional amount	$60,500							$(54)
Cap	5.50%
Floor	4.66%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both February 28, 2007 and 2006 had outstanding balances of

$900.0 million. The fair value of such debt approximates the carrying value at February 28, 2007 and 2006. Of the variable rate debt, as of February 28, 2007, $510.5 million is hedged using interest rate swap and interest rate collar agreements. These swaps and collars were designated as cash flow hedges. At February 28, 2007, the fixed interest rate was 6.04% and 6.84% on the CPROC Swap and CCOC Swap, respectively. The CPROC Swap expires on March 30, 2007 and the CCOC Swap expires on December 31, 2007. The 2007 CPROC Swap became effective March 30, 2007, the date that the CPROC Swap expired, and expires on March 31, 2008, at a fixed interest rate of 7.13%. At February 28, 2007, the fixed interest rate floor was 4.66% and the fixed interest rate cap was 5.50% on the CPROC Collar and CCOC Collar. Both collars became effective as of December 29, 2006 and expire June 30, 2008. Based on our unhedged variable rate obligations outstanding at February 28, 2007, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2007.

There was no change in our internal control over financial reporting during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co. against each of the members of our board of directors, certain stockholders (affiliates of Welsh, Carson, Anderson & Stowe and The Blackstone Group) (collectively, the “Defendants”) and the Company, as a nominal defendant. The suit alleges, among other things, breach of fiduciary duty in connection with the consummation of a recapitalization transaction consummated in January 2006 pursuant to which we issued $550 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleges that the non-director defendants were unjustly enriched by the payment of the dividend to our detriment because, among other things, of the increase in our debt caused by the recapitalization. The suit also alleges waste of corporate assets in connection with certain monitoring fees paid to the non-director defendants. The complaint seeks damages against the defendants for our benefit, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants believe the lawsuit is without merit and intend to defend the lawsuit vigorously.

In 2001, our Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next twelve months. In connection with the sale of Centennial Dominicana, we have agreed to indemnify Trilogy International Partners with respect to liabilities arising as a result of the ITI litigation. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Each exhibit identified below is filed as a part of this report.

Exhibit
No.	Description

10.1	Amendment No. 3 and Agreement dated as of February 5, 2007, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; Credit Suisse, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent; and the Lenders party thereto.
31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 5, 2007

CENTENNIAL COMMUNICATIONS CORP.

/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)