Form 10-K
period 2007-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2007-08-09
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
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

The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq Global Select Market on November 30, 2006 of $6.51 per share, was $155,817,071. As of August 1, 2007, there were 107,170,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	the effects of a decline in the market for our Code Division Multiple Access (“CDMA”) -based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

•	the effects of governmental regulation of the telecommunications industry;

(ii)

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the influence on us by our significant stockholder and anti-takeover provisions.

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

CERTAIN DEFINITIONS

The terms “Centennial,” the “Company,” “our” and “we” as used in this report refer to Centennial Communications Corp. and its subsidiaries on a consolidated basis. The term “CCOC” refers to Centennial Cellular Operating Co. LLC, a direct, wholly owned subsidiary of Centennial. The term “CPROC”, or “Centennial de Puerto Rico”, refers to Centennial Puerto Rico Operations Corp., one of our subsidiaries.

When we say “fiscal 2003”, we mean our fiscal year which began June 1, 2002, and ended May 31, 2003. When we say “fiscal 2004,” we mean our fiscal year which began June 1, 2003, and ended May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year which began June 1, 2004, and ended May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year which began June 1, 2005, and ended May 31, 2006. When we say “fiscal 2007,” we mean our fiscal year which began June 1, 2006, and ended May 31, 2007. When we say “fiscal 2008,” we mean our fiscal year which began June 1, 2007, and will end May 31, 2008.

The term “churn” refers to the aggregate number of wireless retail subscribers who cancel service during each month in a period divided by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period.

The term “Pops” refers to the population of a market derived from the 2004 Claritas, Inc. database for our United States (“U.S.”) service areas and the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas. The term “Net Pops” refers to a market’s Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

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

Centennial Wirelesstm, Centennial de Puerto Ricotm, Centennial Business Solutionstm, and Aptustm are some of our primary trademarks. All other trademarks, service marks or other trade names referred to in this report are the property of their respective owners.

(iv)

PART I

Item 1.	Business

Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.1 million wireless customers and approximately 419,500 access line equivalents in markets covering approximately 12.6 million Net Pops in the U.S. and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless service and, in Puerto Rico, broadband services to business and residential customers. During fiscal 2007, we reported consolidated revenue of $911.9 million, an increase of 5.4% from fiscal 2006. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe our tailored approach to serving local markets and our local scale and knowledge have led to a strong track record of success.

Significant Events During Fiscal 2007

•	In September 2006, we announced a strategic alliance with OneLink Communications, one of the leading cable companies in Puerto Rico, to accelerate the deployment of converged services by bringing telephone services to OneLink’s customers.

•	In October and November 2006, we enhanced our spectrum holdings in key markets by acquiring additional spectrum in Grand Rapids and Lansing, Michigan and Ft. Wayne, Indiana.

•	In November 2006, we launched our unlimited wireless service plan in Puerto Rico, reinforcing our leadership in the market by bringing unprecedented simplicity and value to our customers.

•	In December 2006, we celebrated our 15th listing anniversary with The Nasdaq Stock Market.

•	In March 2007, we completed the sale of our Dominican Republic operations to Trilogy International Partners (“Trilogy”) for approximately $83 million in cash.

•	In May 2007, we entered into a definitive agreement to acquire Islanet Communications (“Islanet”), a provider of voice and data communications services to business and residential customers in Puerto Rico that also holds 2.5 GHz spectrum suitable for Worldwide Interoperability for Microwave Access (“Wi-MAX”) technology.

•	During fiscal 2007, we prepaid a total of $100 million of our 10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”) and amended our Senior Secured Credit Facility to lower the borrowing costs thereunder by 25 basis points.

We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com and www.centennialpr.com.

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

Our Operations

U.S. Wireless

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. At May 31, 2007, we had approximately 694,500 wireless subscribers, including approximately 51,400 wholesale subscribers. Our clusters are comprised of small cities and rural areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies while developing a respected brand and strong local market presence. Furthermore, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. We market our services in the United States under the name Centennial Wireless.

We have long-term roaming agreements with many wireless carriers, the most significant of which are with AT&T Mobility (formerly Cingular Wireless) and T-Mobile USA. These roaming agreements enable us to offer regional and nationwide plans at attractive rates. Our U.S. wireless roaming revenue for fiscal 2007 was $65.5 million, or 7.2% of our consolidated revenue. We hold licenses for 25 MHz of spectrum in the 850 MHz frequency band in 30 U.S. wireless markets covering approximately 6.4 million Pops. We believe our 850 MHz cellular spectrum, which has favorable transmission characteristics for deploying wireless networks in non-urban areas, provides us with a strategic advantage over the personal communications service (“PCS”) operators in our markets that utilize 1900 MHz spectrum.

During fiscal 2005, we expanded our geographic footprint and acquired 10 MHz of spectrum in the 1900 MHz frequency band covering approximately 2.5 million Pops contiguous to our existing footprint in Michigan and Indiana. We launched wireless services in the Grand Rapids and Lansing, Michigan markets with GSM (Global System for Mobile Communications)/GPRS (General Packet Radio Service) technology in May 2005. These markets represent approximately 1.4 million Pops and significantly improved our footprint in our Midwest cluster. These new markets have enabled us to better market our products and services to more of our existing footprint while simultaneously lowering our roaming costs. During fiscal 2007, we acquired 20 MHz of additional spectrum in Grand Rapids and Lansing, Michigan in the Federal Communications Commission’s (“FCC”) Advanced Wireless Services auction and acquired an additional 10 MHz of PCS spectrum in Ft. Wayne, Indiana in a private transaction.

Our network currently employs analog technology, TDMA (Time Division Multiple Access) digital technology and GSM technology that supports EDGE (Enhanced Data Rates for Global Evolution) and GPRS advanced data technology. GSM/GPRS aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in November 2004. GSM service is currently available at 100% of our U.S. wireless cell sites and allows for greater functionality of phones and greater network efficiency as compared to TDMA. At May 31, 2007, approximately 92% of our U.S. wireless subscribers had GSM phones. We are currently evaluating our next generation technology (3G) deployment initiatives and expect to begin a trial of Universal Mobile Telecommunications System (“UMTS”) technology, during fiscal 2008.

Puerto Rico

We offer wireless and wireline services in Puerto Rico and wireless services in the U.S. Virgin Islands. The FCC licenses we own in Puerto Rico also cover the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

Puerto Rico Wireless.  Our Puerto Rico wireless operations cover a population of approximately 4.0 million and serves Puerto Rico and the U.S. Virgin Islands using CDMA technology, which supports EV-DO (evolution, data-optimized) technology. We launched wireless services in Puerto Rico in December 1996 and in the U.S. Virgin Islands in June 2001.

We believe wireless telecommunications services are continuing to experience significant growth in Puerto Rico due to lower wireless penetration and lower wireline teledensity as compared to the United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services with wireless services. This is evidenced by a 7% increase in our postpaid minutes of usage per month from 1,477 minutes for fiscal 2006 to 1,581 minutes for fiscal 2007. This compares to an average of approximately 711 postpaid minutes per month for wireless subscribers in the United States for the twelve months ended December 31, 2006, according to the Cellular Telecommunications and Internet Association, (“CTIA”). For this reason, in Puerto Rico, we focus on intensive postpaid users of service generating higher ARPUs (total monthly revenue per wireless subscriber, including roaming revenue).

We provide wireless services in Puerto Rico and the U.S. Virgin Islands pursuant to a 30 MHz license in the 1900 MHz frequency band. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which links our markets to the United States and decreases our network costs. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. We believe this new network has improved our network reliability and performance. We continue to roll out new wireless high-speed data services using EV-DO Revision A (Rev. A) technology. EV-DO services provide a broadband-like wireless data experience with peak speeds of up to 3.1 Mbps and provide faster downloading when accessing the Internet and retrieving e-mail, including large attachments and other bandwidth-intensive applications. During fiscal 2006, we began offering a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install plug-in device that utilizes our EV-DO network. We market our services in Puerto Rico under the name Centennial de Puerto Rico.

Puerto Rico Broadband.  In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive broadband operator on the island. We have a 1,309-route mile fiber network connected to approximately 2,000 buildings. Puerto Rico has high business density and approximately one third of the Fortune 500 maintains a local presence.

We provide a broad range of services, including switched voice, private line services, voice over Internet protocol (VoIP), international long distance, data, toll-free and Internet-related services, to business and, to a lesser extent, residential customers over our own fiber-optic (terrestrial and undersea) and microwave network. In our retail business, we provide switched voice and high capacity data and IP solutions to large and medium enterprise customers. In our wholesale business, we provide connectivity between the cell sites and switching equipment for most of the wireless carriers in Puerto Rico, backhaul capacity for the long distance carriers, various voice and data services for the cable television operators and services to Internet Service Providers, (“ISPs”). We focus on large and medium businesses and deliver a full suite of connectivity solutions to enterprise and telecommunications carrier customers, including AT&T Mobility (formerly Cingular Wireless), America Online, Citigroup, Sprint Nextel, One-Link Communications, Cisco Systems, Hewlett-Packard, Lucent Technologies, Pfizer, Procter & Gamble, the University of Puerto Rico, Wal-Mart, Schering-Plough, Oracle, Coldwell Banker and Direct TV.

To complement our terrestrial fiber-optic networks, we own significant undersea fiber-optic capacity connecting Puerto Rico with our international gateway switch in Miami, Florida. This extensive fiber network allows us to offer customers with operations in our Puerto Rico service area low-cost, high-quality, end-to-end broadband solutions.

Competitive Strengths

Focused on Fastest Growing Segments of Telecom Industry.  The wireless industry is one of the fastest growing segments of the telecom sector. During fiscal 2007, approximately 88% of our revenue was derived from our wireless business. The remaining 12% of our revenue was generated by our growing and profitable fiber-optic-based enterprise and carrier services broadband business in Puerto Rico.

Operate in Attractive Markets with Geographic Focus.  We believe Puerto Rico is an extremely attractive market to operate telecommunications businesses. Puerto Rico is a large, politically stable market with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services. The wireless penetration rate for 2006 for Puerto Rico was 55%, as compared to 76% for the United States according to CTIA and Pyramid Research for the United States, and Puerto Rico, respectively. Our U.S. wireless markets are comprised of small cities and rural areas where we believe our local market strategy and “Trusted Advisor” brand can serve as a meaningful competitive differentiator against the larger national carriers.

We estimate that Puerto Rico is an approximately $3 billion telecom market. We have established wireline and wireless operations in Puerto Rico and believe we are well positioned to expand the operations and capture additional market share. In addition, we believe that we are able to give our geographic markets more focused attention than the national and multinational telecommunications operators with whom we compete. Generally, our markets are not large enough to be of critical importance to national and global competitors, which we believe permits us to provide superior customer service and tailored service offerings to these specific regions and customers.

High Quality Network.  We believe that the quality and coverage of our network contributes to high customer satisfaction. We have upgraded all of our networks over the past several years. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology and have rolled out EV-DO technology which covers approximately 85% of Puerto Rico’s population. This new wireless network, combined with our fiber-optic core network, has improved our network reliability and performance. Furthermore, in the United States, during fiscal 2005, we completed an overlay of GSM/GPRS/EDGE technology at 100% of our cell sites. The primary benefits of GSM/GPRS/EDGE technology are better network capabilities and a superior selection of handsets in terms of price, functionality and style. We recently installed a soft switch, which enables us to offer new and customized services and features to customers of our Puerto Rico broadband business.

Competitive Advantage Through Our Owned Fiber-Optic Network in Puerto Rico.  In Puerto Rico, we are the only significant fiber-based broadband operator on the island. Our extensive terrestrial fiber-optic network supports all of our services and, along with the purchased capacity we have on undersea fiber-optic cables, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. This fiber network offers major competitive advantages over the incumbent Puerto Rico Telephone Company (“PRTC”), which in many areas operates a legacy copper network, in terms of cost, reliability, bandwidth speeds and variety of services offered. Our broadband and wireless businesses share network and business infrastructure, including our fiber-optic and microwave networks, switching equipment and back-office functions, which we believe enables us to transmit traffic more cost effectively than some of our competitors who do not own broadband networks. We capitalize on this advantage by serving intensive users of telecommunications services. Our wireless and broadband assets also permit us to offer our customers packages of bundled service offerings, such as wireless voice, Internet and plain old telephone service.

Extensive Direct Distribution.  Approximately 87% of our wireless sales in the United States and Puerto Rico and substantially all of our broadband sales are made through our own employees. We believe this extensive company-owned distribution network, consisting of 115 stores and 88 kiosks and over 1,000 sales Associates as of May 31, 2007, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels. We believe this enhanced customer experience creates a loyal customer base, strong brand name recognition in our markets and a high-quality installed base of customers.

Well Trained Associates.  In the U.S. and Puerto Rico, we have established full-time training facilities for our 2,900 Associates. We refer to these training centers as “Centennial University” and believe that the robust training we provide our sales and service Associates at Centennial University is superior to the training provided by our competitors. Each of our new sales and service Associates receives significant training prior to direct contact with customers. This initial training is supplemented periodically throughout the year as new products and rate plans are introduced. We believe our emphasis on direct distribution using our own well trained Associates contributes to our overall success.

Established Operating History with Strong Management Team.  We began offering wireless services in the United States in 1988 and launched services in Puerto Rico in 1996. During that time, we have significantly grown each of our businesses and have developed a proven sales and service philosophy that is tailored to each of our local markets. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 degrees Communications Company, Bell Atlantic Corporation (now Verizon Communications), BellSouth and Telefonica.

Business Strategy

Continue to Build Our Brand.  Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe brand development is essential in the increasingly competitive telecommunications marketplace. Our brand emphasizes local partnership and trusted advice. As a regional telecommunications provider, we believe we are able to more effectively tailor our brand to the two wireless markets we serve: “Trusted Advisor” and “Blue-Shirt Promise” in the United States and “Tus Palabras Llegan,” meaning “Your Words Go Through” in Puerto Rico.

Continue to Execute Local Market Strategy.  We believe we have created a sustainable competitive advantage by tailoring the customer experience to each of our local markets. This intense focus on the needs of our customers who live, work, and play in our service areas has enabled us to compete effectively against many of the largest telecommunications carriers. We tailor our service offerings to our local markets. For example, in Puerto Rico, we recently launched an unlimited rate plan to capitalize on the wireline replacement and substitution characteristics of the market and our strong collection of network assets. In addition, we introduced an Internet product under the name Mundo Boricua, which provides local content to our customers in Puerto Rico.

Leverage Wireless and Wireline Assets in Puerto Rico.  We have integrated the sales and customer support functions of our wireless and wireline businesses in Puerto Rico. We believe this change will help us better serve the needs of our customers, particularly our enterprise customers, and will allow us to better leverage the meaningful synergies of our fiber and wireless assets. We believe there is a meaningful selling opportunity to market our wireless services to our loyal base of corporate broadband customers. We believe that our unique combination of both wireless and wireline assets in Puerto Rico position us well to leverage these assets and customer relationships to capture a greater share of revenue from these customers and lower the churn of our business customers.

Develop and Promote Wireless Data Offerings.  Wireless data is among the fastest growing areas of the mobile telecommunications industry. We have upgraded our networks to take advantage of this growth area and offer a range of messaging services to our customers including text, picture and multimedia messaging. In addition, our customers can access the Internet directly from their handsets and can download a variety of games, ring tones and other applications. In Puerto Rico, we continue to deploy EV-DO technology which now reaches more than 85% of the population and provides a broadband-like wireless data experience with peak speeds of up to 3.1 Mbps with our recently deployed EVDO Rev A technology and will provide faster downloading when accessing the Internet and retrieving e-mail. We expect to leverage our local scale and strong connection with the local market to appropriately tailor our data offerings to our local markets.

Wireless Telephone Markets

The chart below sets forth information regarding our wireless operations as of May 31, 2007, based on data obtained from 2004 Claritas, Inc. estimates with respect to our U.S. service areas and the United States Census Bureau for Puerto Rico and the United States Virgin Island service areas. Those U.S. wireless telephone systems which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs. The 10 MHz licenses are all in Metro Trading Areas, or MTAs.

As of May 31, 2007, we had 1,101,000 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25	850
Cass, MI	100.0%	308,100	308,100	25	850
Newaygo, MI	100.0%	262,500	262,500	25	850
Battle Creek, MI*	100.0%	197,100	197,100	25	850
Benton Harbor, MI*	100.0%	162,200	162,200	25	850
Jackson, MI*	100.0%	162,500	162,500	25	850
Roscommon, MI	100.0%	150,700	150,700	25	850
Allegan, MI	100.0%	111,600	111,600	25	850
Grand Rapids, MI	100.0%	846,000	846,000	10	1900
				20	1700-2100

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

Lansing, MI	100.0%	521,200	521,200	10	1900
				20	1700-2100
Muskegan, MI	100.0%	230,100	230,100	10	1900
Saginaw-Bay City, MI	100.0%	404,000	404,000	10	1900
South Bend, IN*	100.0%	314,900	314,900	25	850
Richmond, IN	100.0%	218,500	218,500	25	850
Newton, IN	100.0%	217,500	217,500	25	850
Elkhart-Goshen, IN*	92.0%	188,800	173,700	25	850
Fort Wayne, IN*	100.0%	476,100	476,100	25	850
				10	1900
Miami, IN	100.0%	186,500	186,500	25	850
Kosciusko, IN	100.0%	192,100	192,100	25	850
Huntington, IN	100.0%	145,300	145,300	25	850
Kokomo, IN*	100.0%	101,400	101,400	25	850
Muncie, IN	100.0%	117,700	117,700	10	1900
Anderson, IN	100.0%	131,500	131,500	10	1900
Lafayette, IN(1)	100.0%	280,800	280,800	10	1900
Williams, OH	100.0%	127,200	127,200	25	850

Midwest Cluster Subtotal		6,375,800	6,360,700

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25	850
Lafayette, LA*	95.0%	246,100	233,700	25	850
West Feliciana, LA	100.0%	194,700	194,700	25	850
Alexandria, LA*	100.0%	146,400	146,400	25	850
Iberville, LA	100.0%	159,100	159,100	25	850
DeSoto, LA	100.0%	112,700	112,700	25	850
Bastrop, LA	100.0%	80,800	80,800	25	850
Caldwell, LA	100.0%	72,200	72,200	25	850
Lake Charles, LA*	100.0%	183,900	183,900	25	850
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25	850
Claiborne, MS	100.0%	158,900	158,900	25	850
Copiah, MS	100.0%	123,600	123,600	25	850

Southeast Cluster Subtotal		2,264,400	2,252,000

Total U.S. Wireless Telephone Systems		8,640,200	8,612,700

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

Puerto Rico Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30	1900

Total U.S. Wireless Telephone Systems and Puerto Rico Wireless Telephone Systems		12,643,700	12,616,200

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.

Products and Services

Wireless.  The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access to wireless telephone subscribers. We offer primarily postpaid and, to a lesser extent, prepaid wireless services. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. We also offer our customers various messaging services, including text, picture and multimedia messaging services. In addition, our customers can access the Internet directly from their handsets and we offer our customers the ability to download games, ring tones and other applications. In Puerto Rico, we have deployed EV-DO technology, which provides peak speeds of up to 3.1 Mbps for faster downloading when accessing the Internet and retrieving e-mail. During fiscal 2006, we began offering a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install plug-in device that utilizes our EV-DO network. We also offer hosted wireless e-mail services in the United States and Puerto Rico.

We offer our wireless customers a variety of handsets employing GSM/GPRS/EDGE technology in the United States and CDMA technology in Puerto Rico. We offer for sale a variety of handsets and accessories incorporating the latest in digital technology that is supportable on our network and a variety of rate plans (both national and regional) designed to meet the varied needs of our customers, including Lifeline/Link-Up plans to qualifying low-income customers. Most rate plans consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. These handsets allow, among other things, our customers to roam onto other carriers’ networks. We offer handsets primarily from Motorola, Kyocera, Nokia, Sony Ericsson and UTStarcom. During Fiscal 2007, we launched an unlimited rate plan in Puerto Rico and introduced new nationwide (under the name Blue Nation) rate plans in our U.S. wireless markets.

Broadband.  In our Puerto Rico service area, we offer a broad range of communications services including basic local and long distance voice services, ATM (asynchronous transfer mode), frame relay, Wi-Fi, gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, dial-up Internet access and private line services. All services are provided over our own fiber-optic and microwave network. We also offer our customers multiple types of data center services, including server and storage collocation, web hosting and managed services. Most of these services are an extension of our core network and transport products. During fiscal 2007, we launched our Aptus tm service suite in Puerto Rico. The Aptus tm service is a converged offering, allowing business customers the ability to manage all their voice communications needs through a single, integrated VoIP platform.

Roaming

We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners and also significantly reduced the cost per minute we pay our roaming partners when our subscribers are roaming on their networks. Our roaming revenue in fiscal 2007 was $70.1 million, or 7.7% of our consolidated revenue, of which $65.5 million was generated from our U.S. wireless operations. While roaming has been an important part of our revenue, we have placed more emphasis on building our wireless retail business and believe that roaming revenues will continue to decline over the long term.

Sales and Marketing

In the United States we market our services and products under the name Centennial Wireless. In Puerto Rico, we market our wireless services and products under the name Centennial de Puerto Rico, and our broadband business under the name Centennial Business Solutions. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. Our sales and marketing strategy embodies this vision. We manage our businesses at the local level and tailor our strategies to meet and respond to local needs. We have enhanced our Trusted Advisor brand message in the United States to differentiate and communicate value based on our customer service advantage. We communicate this value through the services we provide customers in the United States, which we have branded our Blue Shirt Promises. In Puerto Rico we utilize a branding campaign named Centennial/Tus Palabras Llegan, meaning “Centennial, Your Words Go Through”. Each of these branding initiatives is designed to convey our strategy based on delivering superior customer service.

Our marketing objective is to increase our customer base, increase revenue and reduce subscriber cancellations. Our current marketing strategy is to establish a strong local presence in each of our markets. In general, we target customers who are likely to generate higher monthly revenue and lower churn rates. In marketing our services, we stress our superior sales and customer care, our quality wireless network, competitive prices, technologically advanced features and the local presence of our sales and customer service representatives and technical staff. In both the United States and Puerto Rico, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed serving areas, which keeps a significant portion of the minutes of use on our own network. We also offer regional and nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of AT&T Mobility (formerly Cingular Wireless), T-Mobile and various other national and regional carriers. Wireless data services have become a more important component of our service offerings.

As of May 31, 2007, we operated 129 retail outlets in the United States and 74 retail outlets in Puerto Rico, consisting of retail stores and kiosks. In Puerto Rico and the U.S. Virgin Islands, we have a store or kiosk presence in most major shopping centers. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

In both our U.S. and Puerto Rico wireless operations, we use our own internal sales force and, to a lesser extent, independent agents and dealers to sell our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. As of May 31, 2007, we had an internal wireless sales force of approximately 680 in the United States and 400 in Puerto Rico. These employees are generally paid a base salary plus commissions. We also maintain an ongoing training program named Centennial University to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid on a commission basis.

Customer Service

We are committed to assuring consistently high-quality customer service. We have established local customer support facilities in our U.S. and Puerto Rico markets. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the United States we have a centralized customer service center located in Fort Wayne, Indiana. In our Puerto Rico service area, we have centralized customer service centers located in Carolina, Puerto Rico, as well as customer service support located in our retail stores. We also outsource certain call center functions.

Network Construction, Operation and Development

Construction of wireless telephone systems is capital intensive, requiring a substantial investment for land and improvements, buildings, towers, switches, cell site equipment, microwave equipment, engineering and installation. We use TDMA and GSM/GPRS/EDGE technology in our U.S. wireless markets and CDMA technology in our Puerto Rico wireless markets. AT&T Mobility (formerly Cingular Wireless) and T-Mobile USA currently use GSM technology. GSM is a digital wireless technology originally developed by the European telecommunications operators. It has since been adopted by wireless carriers around the world and is currently the most widely used wireless technology in the world. GPRS or EDGE technology allows higher speed packet data communications. TDMA technology is our legacy digital technology in the U.S. We continue to migrate our TDMA customers to our GSM/GPRS/EDGE network. In Puerto Rico, we use CDMA technology, which is also used by Verizon Wireless and Sprint Nextel. As of May 31, 2007, our U.S. wireless operations had 1,017 cell sites and our Puerto Rico wireless operations had 438 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services.

In accordance with our strategy of developing market clusters, we have selected wireless switching systems that are capable of serving multiple markets with a single switch. Where we have deemed it appropriate, we have implemented microwave links and fiber connections, which provide ongoing cost efficiency and generally improve system reliability.

Our U.S. wireless systems are served by five Nortel Networks TDMA supernode switches and three GSM switches, supplied by Ericsson, our vendor for GSM equipment.

Our Puerto Rico wireless network uses CDMA technology supplied by Nortel Networks. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. We believe this upgrade has improved our network reliability and performance.

As of May 31, 2007, our Puerto Rico broadband business had 1,309 route miles of fiber. We use Lucent switching equipment, and have installed a Nortel soft switch, which enables us to offer new and customized services and features to our customers.

Billing and Operational Support Systems

We operate management information systems to handle customer care, billing, network management, financial and administrative services. We have outsourced with Convergys Information Management Group, Inc. (“Convergys”), a network management and operations support systems provider, to provide billing services, facilitate network fault detection, correction and management, performance and usage monitoring and security for our wireless operations throughout our company.

In our Puerto Rico service area, wireless billing and customer support systems are managed and operated by Convergys. Our Puerto Rico broadband billing and customer support services are supported by Intec SingleView systems. Convergys recently notified us that it does not intend to continue to support our Virtuoso billing system after our contract expires in July 2011. We are currently evaluating our options, which include, among other things, transitioning to a new billing vendor or managing the billing and other support systems internally.

Competition

Wireless.  In the United States and Puerto Rico, the FCC grants commercial mobile radio service, or CMRS, licenses to multiple carriers in each of our service areas. The FCC licenses cellular systems in 734 geographically defined market areas, which comprise 306 MSAs and 428 RSAs. In each market, cellular frequencies are divided into two equal 25 MHz blocks. The FCC also grants two 30 MHz licenses to operate broadband PCS in each of 51 defined MTAs and one 30 MHz and three 10 MHz licenses in each of 493 Basic Trading Areas, or BTAs, which are component parts of MTAs. The FCC also allows CMRS carriers to subdivide and assign their spectrum allocations or their geographic market areas to other carriers. In addition, during fiscal 2007, the FCC auctioned off 90 MHz of spectrum in the Advanced Wireless Services (“AWS”) auction in the 1700-2200 MHz band and intends to auction off 60 MHz of spectrum in the 700 MHz band by January 2008.

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

In general, in each of our U.S. wireless markets we have four or five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL, AT&T Mobility (formerly Cingular Wireless), Sprint Nextel, T-Mobile USA, U.S. Cellular, Verizon Wireless and the new mobile virtual network operators, or MVNOs, such as Virgin Mobile. Several leading cable television operators have announced an agreement with Sprint Nextel to compete as MVNOs.

The Puerto Rico wireless market is also highly competitive. In Puerto Rico, we compete with five other wireless carriers: America Movil (which recently purchased PRTC from Verizon Wireless), AT&T Mobility (formerly Cingular Wireless), Open Mobile (which recently purchased Movistar), Sprint Nextel, and SunCom Wireless.

We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies and other landline telephone providers for customers.

Many new companies purchased licenses in the Advanced Wireless Services auction, including a consortium of cable television operators, and may begin offering wireless services. Furthermore, the FCC intends to auction off 60 MHz of spectrum in the 700 MHz band by January 2008. Given the favorable transmission characteristics of 700MHz frequencies for deployment of wireless networks in rural areas, it is possible that additional competitors will emerge in our markets. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us. In the future, we may also face increasing competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, satellite services and VoIP.

Broadband.  Our Puerto Rico operations hold an authorization to provide broadband services in Puerto Rico, and an authorization to provide facilities-based international long distance service in the United States. Our main competitor for our broadband services in Puerto Rico is the PRTC, the incumbent telephone company now owned by America Movil. There are no other facilities-based broadband operators with significant operations at this time, but we cannot be sure that other broadband operators will not emerge in Puerto Rico in the future. For example, Sprint Nextel recently acquired significant spectrum in the 2.5 GHz band capable of deploying Wi-Max technology. Due to the continuing technological advances in telecommunications, it is impossible to predict the extent of future competition.

Regulation

The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Certain regulatory requirements applicable to us are subject to judicial, legislative and administrative review that could alter the rules applicable to us. We cannot predict the outcome of any of these matters or their potential impact on our business.

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

The AWS licenses that were auctioned in August 2006 cover 90 MHz of spectrum in the 1710-1755 and 2110-2155 MHz frequency bands and are divided into six different frequency blocks that cover geographic markets of varying sizes. The FCC requires AWS licensees to demonstrate that they provide substantial service by the end of their 10 or 15 year license terms, and any licensee that fails to meet this requirement will forfeit its license and will be ineligible to regain it. We acquired 20 MHz licenses in Grand Rapids and Lansing, Michigan, in the AWS auction. The AWS frequency bands contain a variety of incumbent government and non-government operations that may require relocation before the AWS licensee can commence operations that would interfere with the incumbent’s operations.

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

The FCC has issued numerous rules and regulations to implement the 1996 Act and all significant FCC rulings have been appealed to the courts, with several important reversals and FCC orders being reconsidered on remand. We have benefited from reduced costs in acquiring required communication services, such as ILEC interconnection, and we have benefited from the right to receive compensation for the termination of traffic as discussed below. In orders adopted in 2003 and 2004, the FCC eliminated or eased a number of requirements for unbundled offerings of ILECs’ network elements. However, provisions relating to interconnection, telephone number portability, equal access and resale could subject us to increased competition and additional economic and regulatory burdens.

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

Among other recent actions, the FCC determined that high-speed Internet access services delivered by cable television, wireless, powerline, or ILEC facilities constitute “information services,” not subject to common carrier regulations. Also, the FCC decided that certain VoIP offerings are interstate services that are not subject to state certification and other regulations. During the last year, however, the FCC also ruled that both high-speed Internet access services and many VoIP offerings are subject to the Communications Assistance for Law Enforcement Act (CALEA) regulations. In addition, the FCC has ruled that many VoIP offerings are required to offer basic and enhanced 911 (“E911”) emergency calling services and are subject to USF and customer proprietary network information (“CPNI”) rules.

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

State and Local Regulation.  Under federal laws, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate some other terms and conditions of service. The location and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the rights-of-way and state governments (often public utility commissions) have the right to set rules relating to customer service. For example, some states and several local communities have enacted laws restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers. See “Risk Factors — Risks Relating to our Business and our Industry — Wireless devices may pose health and safety risks, and driving while using a wireless phone may be prohibited; as a result, we may be subject to new regulations, and demand for our services may decrease.”

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

On June 1, 2007, the FCC proposed a rule change that would tighten the E911 location standards for wireless carriers. Under the proposed change, location accuracy would be determined at the Public Safety Answering Point’s service area level rather than at the level of the wireless carrier’s licensed service area. If adopted, this rule change could require additional capital investment in our infrastructure.

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

In Puerto Rico, following a change in vendors for our network, we elected to switch from a network-based system of locating emergency calls to one that is handset based. The FCC’s regulations require carriers using a handset-based solution to have provided 95% of their customer base with compliant phones by December 31, 2005. Although we did not meet this 95% requirement by such date, we are currently above the 95% requirement and in compliance. In May 2005, the FCC determined that VoIP providers, like us in Puerto Rico, must also implement 911 notification and location capabilities.

Electronic Surveillance Standards.  In 1994, Congress passed the CALEA, which requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. Over the ensuing decade, the FCC established varying deadlines for implementing different aspects of this complicated legislation. We are in compliance with the “assistance capability” and “punchlist” requirements of CALEA. In August 2005, the FCC determined that broadband Internet access service and VoIP services fall within the purview of CALEA. The FCC established a deadline of May 14, 2007 for broadband Internet access and VoIP service providers to come into compliance with CALEA for these services, but has yet to specify what specific compliance measures are required. Parties have sought reconsideration of some aspects of this ruling, however appeals of the FCC’s order to court were recently rejected. The resolution of these issues may cause us to incur additional expense in upgrading our networks to meet new CALEA requirements.

Universal Service.  Our U.S. wireless, Puerto Rico wireless and wireline and U.S. Virgin Islands wireless operations are required to contribute to the federal Universal Service Fund, or USF, and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2007, we received approximately $28.4 million in payments from the federal USF in connection with our operations in Michigan, Louisiana, Puerto Rico, Indiana and Mississippi, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding.

We also have an application to be declared an eligible telecommunications carrier, or ETC, in the U.S. Virgin Islands pending before the FCC and the USVI Public Service Commission. We cannot predict when or whether this application will be acted upon. In February 2005, the FCC adopted rules and guidelines governing the designation and on-going requirements, as well as annual certification and reporting requirements for ETCs. These new rules impose additional requirements on both existing ETCs and carriers seeking to become an ETC. We believe that we will be able to meet these additional requirements to continue to receive USF support. While the FCC has not yet issued any rulings interpreting or applying these additional requirements, several states in which we are designated as an ETC have adopted the FCC’s more stringent requirements and, to date, we have met those new state requirements.

On May 1, 2007, the Federal-State Joint Board released its recommendation for an interim cap on the high cost fund pending long-term reform of the USF. The recommendation to cap the fund on an interim basis would primarily affect the support received by wireless carriers, including us. Although it is impossible to predict when, how or if the cap will be imposed, as proposed it would result in a reduction of the support we currently receive from the USF. In May 2007, the FCC sought expedited comment on the Joint Board’s recommendation. The Joint Board also made several proposals for the long-term reform of the USF, including the use of reverse auctions to determine the recipient of USF support and the level of support to be given to a particular service area. The FCC is conducting a review of its USF rules. It is impossible to predict the outcome of this FCC review, which may result in our receiving materially less universal service support than we do today.

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

NASUCA and the National Association of State Regulatory Commissioners appealed the Second Report and Order to the 11th Circuit Court of Appeals. In its opinion, the court rejected the FCC’s reasoning and unanimously vacated the Second Report and Order. On rehearing, the court clarified that it had vacated only that portion of the FCC’s order that preempted state regulation of line items, leaving intact the rest of the FCC’s order, including the decision to apply Truth in Billing to wireless carriers. Unless Congress enacts legislation to preempt the states from prohibiting or requiring line items in CMRS billing, the wireless industry may face increased costs in complying with new state billing requirements.

Early Termination Fees.  The FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate their long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the areas where we operate.

Roaming.  The FCC currently requires all CMRS carriers to provide manual roaming capability to the services of another carrier while such customer is located within any portion of the carrier’s licensed service area if such customer is using mobile equipment that is technically compatible with the carrier’s service offering. By contrast, most carriers have relationships with other carriers with compatible technology to allow their customers to have automatic roaming, i.e., to originate or terminate a call when they are outside their home territory without taking any special actions. We have agreements with carriers that provide for automatic roaming services for roaming customers in our markets and that allow our customers to roam on the networks of these same carriers when roaming outside of our service area. Such automatic roaming agreements allow us to provide attractive nationwide service offerings to our customers. The FCC has initiated a rulemaking to consider whether to require all CMRS carriers to provide automatic roaming to every other carrier and whether to eliminate the manual roaming requirement.

Customer Proprietary Network Information.  FCC rules restrict a telecommunications carrier’s use of CPNI for marketing and other purposes without prior customer approval. In 2007, the FCC adopted additional requirements for the handling, safeguarding and use of CPNI that will increase our regulatory obligations and the costs of providing service to our customers.

WARN Act.  On October 13, 2006, President Bush signed into law the Warning, Alert, and Response Network Act, or the WARN Act. The WARN Act seeks to modernize the national emergency alert system, or EAS, by using wireless communications devices to disseminate alerts in response to natural or man-made disasters and terrorist attacks. The WARN Act gives CMRS carriers the option to participate voluntarily in the emergency system or to elect not to participate (with appropriate notice to consumers); the election process must occur no later than September 7, 2008. We will monitor the development of standards, protocols and procedures for the delivery of emergency alerts to users of CMRS and may choose to participate in EAS, which may entail capital expenditures and increased regulatory obligations and operating costs. The FCC separately has a rulemaking proceeding pending that was initiated prior to the WARN Act’s enactment to consider rules for the expansion of EAS to CMRS providers.

Analog Sunset.  Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008. This analog “sunset” rule is currently being reviewed to determine whether such date should be extended.

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

Following litigation with PRTC in fiscal 2002, PRTC was ordered by the TRB to use our local calling areas to determine whether a landline call between PRTC and us is rated as local or toll for purposes of intercarrier compensation. In November 2004, our wireline operations consolidated their 14 calling zones into one zone, thereby eliminating all long distance charges for our customers for calls within Puerto Rico.

In May 2005, we concluded the arbitration of a new interconnection agreement with PRTC. The final agreement was approved by the TRB, and became effective as of June 7, 2005. The new agreement reflects our position that our local calling areas should determine whether a landline call between the incumbent carrier and us is rated as local or toll for purposes of intercarrier compensation. Because we have a single, island-wide local calling area, all landline calls within Puerto Rico will be treated as local, which has the effect of lowering our costs by reducing the amount of access charges we would otherwise owe to PRTC. PRTC has subsequently appealed the TRB’s decision and the matter is still pending. In addition, the agreement affirms our right to use our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us, as well as the right to use our interconnection network to provide transport services to third party carriers, including wireless carriers. The agreement also confirms our right to resell our landline services to third parties, such as VoIP providers, and to include the listings of such entities’ end users in PRTC’s telephone directories.

U.S. Virgin Islands

Our FCC license for Puerto Rico also covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act, and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state. In 2005, the Public Services Commission of the U.S. Virgin Islands (“USVI PSC”) declined jurisdiction over our petition to become an ETC there. Pursuant to FCC rules, we then filed our ETC petition with the FCC, where it is now pending. As a result of a delay at the FCC, we returned to the USVI PSC and asked it to accept our petition for ETC status. The USVI PSC agreed to consider our ETC petition, which remains pending before the USVI PSC as well as at the FCC. If granted by the USVI PSC, we will withdraw our petition at the FCC.

Employees

We had approximately 2,900 employees as of May 31, 2007. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

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

Our principal business, wireless telephone service, is highly competitive. In the United States, we usually compete against four or five other wireless carriers in the markets we serve. Additional operators have continued to build out their networks in our service areas and we expect this trend to continue. In Puerto Rico, we compete against five other wireless carriers. Additional competitors may enter any of our markets in the future, including competitors using unlicensed spectrum. Many of our existing competitors are larger than we are, hold licenses for more spectrum than we do, have greater financial, technical, marketing and other resources than we do, are less leveraged than we are and have more extensive coverage areas than we do. In addition, because of their size and purchasing power, many of our competitors may be able to purchase equipment, handsets, supplies and services at lower prices than we can. Consolidation in the wireless industry has created and may continue to create even stronger competitors. Competition for customers is based principally upon services and features offered, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services and equipment we do not offer, including “push-to-talk” services, proprietary data content and equipment such as the new iPhone, which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow.

In addition, the mergers of Cingular and AT&T Mobility and Sprint and Nextel, as well as the entry of mobile virtual network operators, such as Virgin Mobile, have intensified the competitive environment in our markets. In addition, new communications technologies such as Wi-Fi, Wi-Max, satellite services and VoIP are being developed and deployed which will increase competition. The FCC continues to auction new spectrum which will only serve to increase competition in the future. For example, the FCC auctioned off 90 MHz of new wireless spectrum in August 2006 and intends to auction off 60 MHz of additional spectrum in the 700 MHz band by January 2008, which may lead to additional competition from new entrants, including non-traditional telecommunications carriers such as cable television companies. With so many companies targeting many of the same customers, we may not be able to successfully retain our existing customers and attract new customers and as a result grow our customer base and revenue.

Market prices for wireless services may decline in the future.

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

Wireless data services are increasingly becoming a meaningful component of many wireless carriers’ strategies and financial results. Many of the national wireless carriers have invested (and will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, revenue from new data services helps offset some of the ARPU decline caused by lower prices for voice service. Similarly, as customers increasingly demand wireless data services as part of the core feature set for their phones, the failure to offer such services could reduce sales and increase churn. Currently, in some of our markets, our wireless data offerings are not as robust as those offered by some of our competitors and may never be. If we are unable to successfully incorporate wireless data services, including certain 3G and 4G technologies, into our service offerings, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that there will be widespread demand for advanced wireless data services, that revenues from data services will be significant, that we can provide such services on a profitable basis or that vendors will develop and make available to companies our size popular applications and handsets with features, functionality and pricing desired by customers. Furthermore, we rely on third parties to provide us access to such data, music and video services and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services or handsets at a reasonable cost and on a timely basis our business could be adversely affected.

Roaming revenue represented 7.7% of fiscal 2007 consolidated revenue and is likely to decline in the future. Significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations.

We earn a portion of our revenue from agreements with other wireless communications providers whose customers enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2007, we recorded $70.1 million of roaming revenue, including $65.5 million for our U.S. wireless segment and $4.6 million for our Puerto Rico wireless segment. Roaming revenue accounted for approximately 7.7% of our consolidated revenue for fiscal 2007. AT&T Mobility (formerly Cingular Wireless) is our single largest roaming partner and accounted for approximately $48.7 million of our roaming revenue in fiscal 2007. Additionally, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. As our roaming partners continue to build out their networks in our service areas, we would expect them to limit the ability of their subscribers to roam on our network. The loss of this roaming traffic could have a material adverse effect on our consolidated results of operations. In addition, our roaming partners may terminate their roaming agreements with us under certain circumstances. Accordingly, our roaming agreements may be terminated or renegotiated on less favorable terms. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue. We continue to expect roaming revenues to decline over the long term and significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations. We expect U.S. wireless roaming revenue to decline approximately $15-20 million during fiscal 2008.

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

Our failure to attract and retain subscribers could have a material adverse effect on our financial performance.

As penetration levels for wireless services continue to increase, it will become increasingly more difficult to continue to grow our subscriber base. As a result, we must increasingly seek to attract customers from competitors and from first time wireless customers who, oftentimes, have a lower credit rating, than existing wireless customers. On average, these lower credit rating customers have a higher rate of involuntary churn and bad debt expense than our historical postpaid subscriber base. Our failure to attract and retain subscribers could have a material adverse effect on our business. In addition, if we are unable to effectively manage this new segment of lower credit quality customers, our churn and bad debt expense could increase which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

Our USF may be reduced or eliminated.

During fiscal 2007, we received approximately $28.4 million in payments from the federal USF in connection with our operations in Indiana, Louisiana, Michigan, Mississippi and Puerto Rico, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. In May 2007, the Federal State Joint Board recommended that USF support to wireless carriers be capped. This matter is currently pending before the FCC and a decision is expected shortly. If the cap is approved, our USF support will be reduced. Accordingly, we may receive substantially lower USF revenues in the future, which could adversely affect our consolidated results of operations.

In addition, we, like all eligible telecommunications carriers (“ETCs”), receive our USF support payments based on projections filed by the incumbent telephone company (the “ILEC”). We receive such support for providing wireless telecommunications service in “high cost” areas as defined by the FCC. In the ordinary course of business, the Universal Service Administrative Company (“USAC”), the company that administers the payment of USF funds, performs semi-annual reconciliations of the ILEC’s projections against the ILEC’s actual results and makes adjustments (both upwards and downwards) to the support previously paid to USF recipients based on such reconciliations. Based on historical experience and all available information, we previously estimated that there would be no adjustments required. During fiscal 2007, USAC notified all the ETCs in Puerto Rico, including us, of negative adjustments to the USF support received by the ETCs relating to calendar years 2004 and 2005 based on the actual results filed by the ILEC in Puerto Rico. Although we disagree with and have disputed certain of these adjustments, we have nevertheless recorded the entire known amounts relating to calendar years 2004 and 2005. In addition, although the reconciliation process for calendar years 2006 and 2007 has not yet been completed by USAC, based on the information that became available in 2007, we have revised our estimate of USF support to reflect future adjustments for calendar year 2006 and through May 31, 2007. Any additional negative adjustments to our USF support could have an adverse impact on our consolidated results of operations.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We may not be able to do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our business and results of our operations. Also, there have been indications that Congress may substantially revise parts of the 1996 Act in the next few years, including with respect to the amounts we pay into, and receive from, the USF. We cannot predict what effect any new legislation will have on our businesses.

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

Centennial de Puerto Rico is also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are not cost based. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business.

Furthermore, the rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions to attempt to more closely regulate certain practices by the wireless industry, including in areas such as customer billing, terminations of service arrangements, sales practices, handling of customer call records, privacy, advertising and filing of “informational” tariffs. In addition, many states and local governments have imposed and are considering imposing additional regulations and taxes on wireless services. These regulations and taxes have imposed and will continue to impose increased costs on us and may adversely affect our business. Further, federal or state governments and the government of the Commonwealth of Puerto Rico could adopt regulations or take other actions that might have a material adverse effect on our business. We are subject to location and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. The FCC has also required wireless carriers to transmit 911 calls and provide the location of the 911 callers with an increasingly narrow geographic tolerance, and has proposed a rule change to further narrow the geographic area. Also, in August 2005, the FCC initiated a proceeding to review the rules governing roaming services. We cannot predict the effect on us of any changes in the roaming rules. These and other changes could materially and adversely affect our business prospects, operating results and ability to service our indebtedness.

The loss of our licenses would adversely affect our ability to provide wireless and broadband services.

In the United States, cellular, PCS, and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years from 2008 to 2021. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless number portability may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

We may not be able to obtain additional spectrum in the future at a reasonable cost.

To keep pace with increased customer demands, roll out next generation technologies and improve the quality of our existing networks, we may need to obtain additional spectrum in our service areas. Spectrum may be acquired through a variety of means, including acquisition, swaps or leasing arrangements or from the FCC in an auction. There can be no assurance that we will be able to acquire the additional spectrum we may need or whether we will have the capital needed to acquire such spectrum. Failure to obtain the necessary spectrum could have a material adverse effect on our business.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

We face rapid and significant changes in technology. In particular, the wireless telecommunications industry is experiencing significant technological changes, including:

•	migration to 3G and 4G services, which may require significant expenditures, including the purchase of licenses for additional spectrum and upgrades to network infrastructure;

•	evolving industry standards;

•	the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

•	ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

•	changes in end-user requirements and preferences; and

•	development of data and broadband capabilities.

For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, “push-to-talk” technology has become increasingly popular as it allows subscribers to save time on dialing or making a connection to a network. The most popular push-to-talk feature is offered by Sprint Nextel. However, Verizon Wireless, AT&T Mobility (formerly Cingular Wireless), ALLTEL and others offer push-to-talk services as well. Each of these companies competes with us in many of our wireless markets. We do not currently offer a push-to-talk service.

In addition, customers are increasingly choosing their wireless carriers based on handset selection and pricing of handsets. As a smaller, regional carrier, we may not have access to the most technologically advanced handsets (such as the iPhone) as quickly as the national wireless carriers, thereby putting us at a competitive disadvantage. Similarly, we believe that, on average, we pay more for our handsets than do the national carriers with whom we compete. This may allow our competitors to offer handsets to potential customers at more attractive prices than we can and make it more difficult for us to attract and retain our customers. In our United States wireless markets, we use GSM technology and in our Puerto Rico market we use CDMA technology. GSM is currently the most widely adopted technology in the world with significantly more subscribers than CDMA technology. If the market for CDMA-based technology continues to decline, it may lead to higher prices on, or reduced availability of infrastructure equipment and handsets supporting CDMA-based systems. In such event, we could be forced to migrate our CDMA networks to GSM or other technologies, which would require significant capital investments and could have a material adverse impact on our business.

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

We rely on a limited number of key suppliers and vendors for timely supply of equipment, handsets and services. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment, handsets and services. If these suppliers and vendors experience interruptions or other problems delivering these network components and handsets on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks, Ericsson, Inc. and Lucent Technologies, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis or at all. In addition, if key suppliers or contractors fail to comply with their contracts, fail to meet performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted.

If we lose our senior management, our business may be adversely affected.

The success of our business is largely dependent on our senior management, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we may be unable to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and consolidated results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

In general, we do not manufacture any of the equipment or software used in our telecommunications businesses and do not own any patents. Accordingly, we purchase the infrastructure equipment, handsets and software used in our business from third parties and obtain licenses to use the associated intellectual property. Telecommunications technologies are protected by a wide variety of patents and other intellectual property rights. As a result, third parties may assert infringement claims from time to time against us (or our suppliers) based on the way we use these technologies in our business. To protect us against possible infringement claims, we may have indemnification agreements with the manufacturers and suppliers that provide us with the equipment and technology we use in our business. However, we do not always have such agreements in place and, even if we have such agreements in place, we may not be fully protected against all losses associated with infringement claims. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.

Business, political, regulatory and economic factors and severe weather may significantly affect our operations and hurt our overall performance.

Our business is dependent on the business and economic conditions as well as consumer spending in the areas in which we operate, particularly in Puerto Rico. If existing economic conditions in Puerto Rico were to deteriorate, the market for wireless or other communications services in Puerto Rico may be disproportionately and adversely affected due to the generally lower per capita income in Puerto Rico as compared to the United States. This deterioration would also have an adverse effect on our business in Puerto Rico and, because our Puerto Rico operations contribute significantly to our consolidated financial performance, on our overall financial condition and consolidated results of operations. Specifically, during fiscal 2006, the government of Puerto Rico had a fiscal budget crisis that forced the shutdown of the government for several days. This fiscal crisis had an adverse effect on the Puerto Rican economy and has likely adversely affected our business in Puerto Rico. In addition, in November 2006, the government in Puerto Rico implemented a new sales tax. This new tax is applicable to telecommunications services and could have an adverse effect on our business.

Our business may be materially adversely affected by events such as hurricanes, earthquakes, labor strikes, terrorism and other factors that may generally affect the regions in which we operate. For instance, hurricanes and labor strikes significantly slow down the provisioning of services by third parties and needed repair of our network, which could adversely affect our ability to deliver telecommunications services.

Any change in Puerto Rico’s political status with the United States, or the ongoing debate about such status, could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot assure you that such changes will not materially adversely affect our business and consolidated results of operations. In addition, the economy of Puerto Rico is highly dependent on tourism. If the tourism industry declines, in particular as a result of the threat of terrorism, it could have a material adverse effect on our business.

Our wireless licenses may decrease in value, reducing the asset base that supports our debt.

A substantial portion of our assets consists of intangible assets, principally our interests in wireless licenses held by our subsidiaries. If the market value of our wireless licenses decreases significantly, we may realize a material loss upon the sale of any of our licenses, our ability to sell assets to repay debt would be significantly affected and we would recognize an expense, approximately equal to the amount of the decline in value, in our operating income. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. The future value of our interests in our wireless licenses will depend significantly upon the success of our business. Moreover, the transfer of interests in these licenses is prohibited without FCC approval. We may not be able to obtain FCC approval to transfer interests in our licenses if such a transfer became necessary.

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

Our network capacity and customer service and billing system may not be adequate and may not expand quickly enough to support our anticipated customer growth.

Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support and billing system to accommodate anticipated new customers and the related increase in usage of our network. With the introduction of new rate plans during fiscal 2007, including the unlimited rate plan in Puerto Rico, our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. In particular, our postpaid subscribers in Puerto Rico used an average of 1,663 minutes during the three months ended May 31, 2007, as compared to 1,493 minutes during the three months ended May 31, 2006. We expect that the new rate plans we introduced in fiscal 2007 will cause minutes of use to increase. Our postpaid subscribers in the United States used an average of 986 minutes during the three months ended May 31, 2007, as compared to 814 minutes for the same period in 2006. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business.

The network capacity plan relies on:

•	the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum if required; and

•	the ability to obtain the capital to expand and upgrade our network.

In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. In addition, our primary vendor for outsourced billing and related services has recently notified us that it does not intend to continue to support our billing system after our contract expires in July 2011. We are currently evaluating our options which include, among other things, transitioning to a new billing vendor or managing the billing and other support systems internally. If we cannot successfully transition these services our business may be adversely impacted. Furthermore, a failure to expand our customer service systems and network capacity quickly enough to keep up with customer growth, would impair our ability to compete, which would adversely affect our results and financial operations.

Network disruptions and system failures may adversely affect our operations.

We rely heavily on our networks and the networks of other telecommunications providers to support all of our services. We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunications failures, computer viruses, natural disasters, terrorism, unauthorized access and other disruptions. Should we experience a prolonged or severe system failure, our customers may choose a different provider, our reputation may be damaged and our consolidated results of operations may be adversely affected.

If we lose the right to install our network equipment on wireless cell sites, our business could be adversely affected.

In general, we do not own the cell sites on which we place our radio antennas and equipment, but rather lease space on such towers from third parties. A significant portion of our cell site leases are with a small number of tower companies pursuant to master agreements. If we were to lose access to these cell sites, we could be forced to find new sites which could require significant capital expenditures and could have an adverse effect on our network.

Risks Related to Our Capital Structure

Our substantial debt obligations could impair our liquidity and financial condition.

We are a highly leveraged company. At May 31, 2007, we had approximately $2.0 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2007 was $141.1 million and capital expenditures were approximately $115.2 million.

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

The term loan portion of the Senior Secured Credit Facility, which on May 31, 2007 had $550.0 million outstanding, matures in 2011, with two equal installments of $275.0 million owing in August 2010 and February 2011. Our 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”) require repayment of $500.0 million of principal in 2013, our senior notes due 2013 (the “2013 Holdco Notes”) require repayment of $550.0 million of principal in 2013, and our 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”) require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay all of this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all. Additionally, the terms of the Senior Secured Credit Facility currently provide that, if we are unable to refinance the outstanding aggregate principal amount of our 2008 Senior Subordinated Notes six months prior to their maturity on December 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

Despite current indebtedness levels, Centennial and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the agreements governing our long-term indebtedness, limit, but do not prohibit, the incurrence of additional indebtedness by us and our subsidiaries. In addition to the approximately $150.0 million available under the revolving credit facility portion of the Senior Secured Credit Facility, in certain circumstances, the terms of the Senior Secured Credit Facility provide that available borrowings may be increased by up to $250.0 million through one or more additional term loan or revolving credit facilities. The more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service obligations and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Gross interest expense for fiscal 2007 was approximately $206.3 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Without such refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. Furthermore, in many cases, the fair market value of our assets is substantially higher than our tax basis in such assets and therefore any sale of assets may result in significant taxes being owed and less cash available to service our indebtedness and for general corporate purposes. The Senior Secured Credit Facility and the indentures governing our other outstanding indebtedness limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from any such sale. Furthermore, the Senior Secured Credit Facility is secured by substantially all of our assets. Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

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

In connection with the incurrence of indebtedness under the Senior Secured Credit Facility, the lenders received a pledge of all of the equity of CCOC, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, including CPROC, and that of its existing and future direct and indirect subsidiaries. Additionally, the lenders under our Senior Secured Credit Facility will generally have a lien on all of the assets of CCOC and these subsidiaries, including CPROC. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the Senior Secured Credit Facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness.

Future sales of our common stock may depress the market price of our common stock.

As of August 1, 2007, affiliates of Welsh Carson collectively owned approximately 39.9 million shares of our common stock. If Welsh Carson sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could fall. This also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2007, the market price of our common stock ranged from $4.47 to $10.20 per share. In January 2006, we paid a special cash dividend of $5.52 per share, and the market price for our common stock was adjusted accordingly. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the prices which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the prices at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Affiliates of Welsh Carson have significant voting power and influence on our Board of Directors and may have interests adverse to the interests of the other holders of our common stock.

Welsh Carson and certain of its affiliates collectively hold approximately 37% of our outstanding shares of common stock. Accordingly, these equity investors have significant influence on our company and have the power to elect three of our directors. These equity investors may make decisions that are adverse to the interests of other holders of our securities.

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

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co. against each of the members of our board of directors, certain stockholders (affiliates of Welsh Carson and The Blackstone Group) (the ’Defendants”) and us, as a nominal defendant. The suit alleges, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which we issued $550 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to our common stockholders. The suit also alleges that the stockholder defendants were unjustly enriched by the payment of the dividend to our detriment because, among other things, of the increase in our debt caused by the recapitalization. The suit also alleges waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint seeks damages against the defendants for our benefit, as well as attorneys fees and costs and other relief as may be just and proper. The Defendants believe the lawsuit is without merit and intend to defend the lawsuit vigorously, and have filed a motion to dismiss the lawsuit. A decision on the motion to dismiss is expected by the end of 2007.

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003, in state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. In 2006, another new judge was assigned to the case. The decision of the court with respect to class certification is still pending. Damages payable by us could be significant, although we do not believe that any damage payments would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In 2001, our previously sold Dominican Republic subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next twelve months. In connection with the sale of Centennial Dominicana, we have agreed to indemnify Trilogy International Partners with respect to liabilities arising as a result of the ITI litigation. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2007.

Directors and Executive Officers of Centennial

Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has nine directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.

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

Name	Age	Position

Michael J. Small	49	Chief Executive Officer and Director
Thomas J. Fitzpatrick	49	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	54	President, U.S. Wireless Operations
Carlos T. Blanco	51	President, Puerto Rico Operations
Francis P. Hunt	43	Senior Vice President, Controller
Tony L. Wolk	40	Senior Vice President, General Counsel and Secretary
Thomas E. McInerney	65	Chairman, Board of Directors
Darren C. Battistoni	27	Director
Anthony J. de Nicola	43	Director
James P. Pellow	45	Director
Raymond Ranelli	59	Director
Robert D. Reid	34	Director
Scott N. Schneider	49	Director
J. Stephen Vanderwoude	63	Director

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

Carlos T. Blanco has served as President, Puerto Rico Operations since September 2005. Prior to joining Centennial, from 2003 to 2005 Mr. Blanco was Chief Operating Officer for Telefonica Moviles de Venezuela, an operation with over 5 million customers. Prior to his tenure at Telefonica, from 1997 to 2003, Mr. Blanco was Chief Executive Officer, Bellsouth Ecuador.

Francis P. Hunt has served as Senior Vice President, Controller of Centennial since February 2005. Prior to that, he served as Vice President, Caribbean Controller since 2001 and has been with Centennial since 1997. Prior to joining Centennial, Mr. Hunt was employed by Investors Daily Digest, a Dow Jones company.

Tony L. Wolk has served as Senior Vice President, General Counsel and Secretary of Centennial since September 1999. Prior to joining Centennial, Mr. Wolk was an attorney in private practice with the law firms of Gibson, Dunn & Crutcher LLP and Weil, Gotshal & Manges. Mr. Wolk earned his law degree from New York University.

Thomas E. McInerney has served as a director and Chairman of the board of directors of Centennial since January 1999. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of Savvis, Inc., along with Mr. Pellow, and he is also a director of ITC DeltaCom Inc., Broadridge Financial Solutions, Inc., and several private companies. Mr. McInerney is also Chairman of the Board of Trustees of St. John’s University.

Darren C. Battistoni has served as a director since March 2007. He is currently a Senior Associate with Welsh Carson. Prior to joining Welsh Carson in 2004, he was an investment-banking analyst at Credit Suisse for two years.

Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of several private companies.

James P. Pellow has served as a director of Centennial since September 2003. Mr. Pellow has served as the Executive Vice President and Chief Operating Officer of St. John’s University since 1999. Mr. Pellow has served at St. John’s University in various capacities since 1991. Prior to 1991, Mr. Pellow worked at the accounting firm of Coopers & Lybrand and at Chapdelaine & Co., a New York City municipal bond brokerage firm. He, along with Mr. McInerney, is also a director of Savvis, Inc.

Raymond Ranelli has served as a director of Centennial since September 2004. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Hawaiian Telcom Communications, Inc., United Surgical Partners International, Inc., and United Components, Inc.

Robert D. Reid has served as a director of Centennial since February 2004. He also served as a director of Centennial from March 2001 to July 2001. He is a Managing Director of The Blackstone Group, L.P. and has been with The Blackstone Group since 1998.

Scott N. Schneider has served as a director of Centennial since January 2005. He is currently an Operating Partner and Chairman of Media and Communications for Diamond Castle Holdings, LP, a private equity firm. He was previously President and Chief Operating Officer of Citizens Communications Company from 2002 to 2004 and held various executive positions at Citizens since 2000. Prior to joining Citizens, Mr. Schneider was Chief

Financial Officer and a member of the Board of Directors of Century Communications, where he worked from 1991 to 1999. Mr. Schneider also served as Chief Financial Officer, Senior Vice President and Treasurer and a member of the Board of Directors of Centennial from 1991 to 1999, which was partially owned by Century Communications during such period. He is also a director of National CineMedia, Inc.

J. Stephen Vanderwoude has served as a director of Centennial since October 1999. He is currently a private investor. From 1996 until April 2007, he was Chairman and Chief Executive Officer of Madison River Telephone Company LLC, a company that acquired and operated rural telephone companies. Previously he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He was formerly President and Chief Operating Officer and a director of Centel Corporation, and president of the local telecommunications division of Sprint Nextel Corp.

Audit Committee

The current members of our Audit Committee are James P. Pellow (chairman), J. Stephen Vanderwoude and Raymond Ranelli.

Compensation Committee

The current members of the Compensation Committee are Thomas E. McInerney (chairman), Anthony J. de Nicola and Robert D. Reid.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are J. Stephen Vanderwoude (chairman), Thomas E. McInerney and Scott N. Schneider.

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

Year Ended May 31, 2006	High	Low

First Quarter	$15.50	$11.73
Second Quarter	16.20	11.57
Third Quarter(1)	16.99	7.52
Fourth Quarter	7.99	5.54

Year Ended May 31, 2007	High	Low

First Quarter	$6.59	$4.47
Second Quarter	6.67	4.53
Third Quarter	8.88	6.37
Fourth Quarter	10.20	7.56

Year Ended May 31, 2008	High	Low

First Quarter (through August 1, 2007)	$10.66	$9.08

(1)	In January 2006, we paid a special cash dividend of $5.52 per share.

As of August 1, 2007 there were 107,240,773 shares issued and 107,170,270 shares outstanding and 115 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividend Policy

Other than the special dividend paid on January 5, 2006, we have not paid any cash dividends on our common stock and we have no current intention to pay any cash dividends on our common stock in the foreseeable future. The terms of the agreements governing our long-term indebtedness generally restrict our ability to declare or pay dividends on our common stock. We intend to retain any future earnings to fund our operations, to service our debt, and for general corporate purposes. No dividends can be paid on our common stock without the approval of our controlling stockholders. Because Centennial Communications Corp. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us.

Sales of Unregistered Securities and Repurchases

There were no sales of unregistered equity securities or purchases of its common stock made by the Company in fiscal 2007.

The following graph compares the total returns (assuming reinvestment of dividends) on our common stock, the Nasdaq Composite Index (which includes Centennial) and the Nasdaq Telecommunications Index (which includes Centennial). The graph assumes $100 invested in our common stock or in each of the indices on May 31, 2002, including the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Centennial Communications Corp., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 5/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2007 and the selected balance sheet data as of May 31, 2007 and 2006 have been derived from our Consolidated Financial Statements included elsewhere herein.

The selected consolidated financial data as of May 31, 2005, 2004 and 2003 and for the years ended May 31, 2004 and 2003 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC, adjusted to present the classification of Centennial Dominicana, our previously held wireless and broadband business in the Dominican Republic, and Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), our previously held cable television business in Puerto Rico, as discontinued operations as discussed in Note 2 to the Consolidated Financial Statements.

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

	Fiscal Year Ended May 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands
	except per share and per customer data)

Consolidated Statement of Operations Data(1)
Revenue:
Service revenue	$856,451	$826,249	$778,272	$700,552	$639,198
Equipment sales	55,445	38,832	28,164	29,510	24,733

Total revenue	911,896	865,081	806,436	730,062	663,931

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	172,396	159,994	129,946	117,907	118,616
Cost of equipment sold	124,957	106,584	89,695	81,740	63,757
Sales and marketing	94,974	90,241	83,726	81,533	81,779
General and administrative	174,211	176,620	148,340	141,313	117,063
Depreciation and amortization	130,389	120,529	192,180	102,968	101,503 (2)
Loss (gain) on disposition of assets	1,344	320	(14,467)	641	22,932

Total costs and expenses	698,271	654,288	629,420	526,102	505,650

Operating income	213,625	210,793	177,016	203,960	158,281
Interest expense — net	(201,646)	(163,680)	(145,065)	(162,968)	(145,655)
Loss on extinguishment of debt	(990)	(750)	(9,052)	(39,176)	—
Other (expense)	—	—	—	(2)	(24)
Gain on sale of equity investments	4,730	652	—	—	—

Income (loss) from continuing operations before income tax (expense) benefit, minority interest in (income) loss of subsidiaries and income from equity investments	15,719	47,015	22,899	1,814	12,602
Income tax (expense) benefit	(8,022)	(20,197)	1,096	(7,308)	(8,611)

	Fiscal Year Ended May 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands
	except per share and per customer data)

Income (loss) from continuing operations before minority interest in income of subsidiaries and income from equity investments	7,697	26,818	23,995	(5,494)	3,991
Minority interest in income of subsidiaries(3)	(1,542)	(784)	(934)	(627)	(489)
Income from equity investments(4)	804	1,083	540	143	192

Income (loss) from continuing operations	6,959	27,117	23,601	(5,978)	3,694

Discontinued operations:
Income (loss)	461	(3,617)	2,045	(17,670)	(193,855)
(Loss) gain on disposition	(33,132)	100	62,573	—	—
Tax (expense) benefit	(5,907)	(3,356)	(62,598)	856	78,515

Net (loss) income from discontinued operations	(38,578)	(6,873)	2,020	(16,814)	(115,340)

Net (loss) income	$(31,619)	$20,244	$25,621	$(22,792)	$(111,646)

Other Consolidated Data(1)
Net cash provided by operating activities	$141,142	$191,568	$193,501	$205,174	$192,526
Net cash (used in) investing activities	$(45,899)	$(144,471)	$(14,429)	$(130,488)	$(108,015)
Net cash (used in) financing activities	$(95,387)	$(85,033)	$(158,356)	$(35,130)	$(45,834)
Capital expenditures from continuing operations	$115,209	$134,420	$161,900	$110,642	$113,207
Total debt less cash and cash equivalents(5)	$1,951,825	$2,041,315	$1,488,070	$1,663,730	$1,692,681
Earnings (Loss) Per Share Data(1)
Basic
Earnings (loss) per share from continuing operations	$0.07	$0.26	$0.23	$(0.06)	$0.04
(Loss) earnings per share from discontinued operations	(0.37)	(0.07)	0.02	(0.17)	(1.21)

Net (loss) income per share	$(0.30)	$0.19	$0.25	$(0.23)	$(1.17)

Diluted
Earnings (loss) per share from continuing operations	$0.06	$0.25	$0.22	$(0.06)	$0.04
(Loss) earnings per share from discontinued operations	(0.36)	(0.06)	0.02	(0.17)	(1.21)

Net (loss) income per share	$(0.30)	$0.19	$0.24	$(0.23)	$(1.17)

Basic weighted-average shares outstanding	105,673	104,644	103,477	99,937	95,577
Diluted weighted-average shares outstanding	108,182	107,318	105,217	99,937	95,577
Segment Data U.S. Wireless(1)
Revenue	$498,571	$444,359	$399,030	$370,200	$355,629
Adjusted operating income(6)	$184,658	$160,634	$167,713	$149,488	$161,122

	Fiscal Year Ended May 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands
	except per share and per customer data)

Subscribers(5)	694,500	648,000	586,000	563,000	540,900
Postpaid churn(7)	1.8%	1.9%	2.1%	1.9%	1.9%
Penetration(8)	7.5%	7.0%	6.3%	9.1%	8.8%
Monthly revenue per average wireless customer(9)	$67	$65	$61	$56	$55
Roaming revenue	$65,480	$79,424	$56,810	$54,303	$77,632
Capital expenditures	$56,641	$58,375	$74,720	$46,882	$44,211
Puerto Rico Operations(1)
Wireless revenue	$302,138	$314,119	$306,366	$278,255	$236,552
Broadband revenue	$122,841	$116,955	$110,910	$90,599	$80,234
Wireless adjusted operating income(6)	$101,659	$127,031	$128,710	$115,335	$96,397
Broadband adjusted operating income(6)	$67,763	$63,313	$58,306	$44,259	$29,290
Wireless subscribers(5)	406,500	383,500	372,100	329,100	290,200
Postpaid churn(7)	2.5%	2.8%	2.3%	2.4%	2.5%
Penetration(8)	10.2%	9.6%	9.3%	8.2%	7.3%
Monthly revenue per average wireless customer(9)	$64	$69	$73	$74	$70
Fiber route miles(5)	1,309	1,246	1,156	1,085	869
Capital expenditures	$58,568	$76,045	$87,180	$63,760	$68,965
Balance Sheet Data(1)
Intangible assets, net	$460,619	$445,934	$446,174	$434,642	$439,562
Total assets	$1,321,981	$1,435,893	$1,446,740	$1,539,647	$1,456,505
Long-term debt and capital lease obligations	$2,046,565	$2,135,053	$1,619,109	$1,767,866	$1,752,439
Stockholders’ deficit	$(1,082,671)	$(1,064,859)	$(518,432)	$(548,641)	$(567,343)

(1)	All financial and operational data includes the historical results of Centennial Digital Jamaica (disposed August 2002) and Infochannel Limited (disposed January 2003).

(2)	Fiscal 2003 net loss includes a non-cash charge of $24,338 to reduce the carrying value of certain of our undersea fiber-optic cable assets.

(3)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(4)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(5)	As of year-end.

(6)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements.

(7)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(8)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(9)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.1 million wireless customers and approximately 419,500 access line equivalents in markets covering over 12 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless services and, in Puerto Rico, broadband communications services to business and residential customers.

As discussed in Note 2 to the consolidated financial statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”) and Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”) due to their classification as discontinued operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 — Selected Consolidated Financial Data and our Consolidated Financial Statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

Management’s Summary

Our vision is to be the premier regional telecommunications service provider, by tailoring the ultimate customer experience in the markets we serve. We deliver our tailored approach to serving local markets through our local scale and knowledge, which has led to a strong track record of success.

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

The business strategy we use to tailor the ultimate customer experience entails focusing on attractive and growing markets and customizing our sales, marketing and customer support functions to customer needs in these markets. For the fiscal year ended May 31, 2007, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality (high revenue per average wireless subscriber, including roaming revenue or ARPU) postpaid wireless customers in our U.S. and Puerto Rico operations.

Our business strategy also requires that our networks are of the highest quality in all our locations. Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment in existing wireless markets. In Puerto Rico, these investments were used to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems and to continue the expansion of our Puerto Rico broadband network infrastructure.

In our Puerto Rico wireless operations, we sell or loan phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone we loan to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 13 to the Consolidated Financial Statements for reconciliation to the appropriate measure under accounting principles generally accepted in the United States of America, or “GAAP” measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

Roaming revenues represent the amount of revenue we receive from other wireless carriers for providing service to their subscribers who “roam” into our markets and use our systems to carry their calls. The per minute rate paid to us is established by an agreement between the roamer’s wireless provider and us. The amount of roaming revenue we generate is often dependent upon usage patterns of our roaming partners’ subscribers and the rate plan mix and technology mix of our roaming partners. We closely monitor trends in roaming revenues because usage patterns by our roaming partners’ subscribers can be difficult to predict.

Penetration — wireless represents a percentage, which is calculated by dividing the number of our subscribers by the total population of potential subscribers available in the markets that we serve.

Postpaid churn represents the number of postpaid subscribers that disconnect or are terminated from our service. Churn is calculated by dividing the aggregate number of wireless retail subscribers who cancel service during each month in a period by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing costs needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

Average monthly minutes of use per wireless customer represents the average number of minutes (“MOUs”) used by our customers during a period. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

Data revenue per average wireless subscriber represents the portion of ARPU generated by our retail subscribers using data services such as text, picture, and multi-media messaging, wireless Internet browsing, wireless e-mail, and downloading content and applications.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the fiscal year ended May 31, 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the fiscal ended May 31, 2007, we utilized an expected volatility with a range of 59.7% — 70.7% and an expected term of 4.5 — 6.25 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the fiscal year ended May 31, 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

Consolidated Results of Operations

The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands, except per share data)

Revenue	$911,896	$865,081	$46,815	5%
Costs and expenses	698,271	654,288	43,983	7

Operating income	213,625	210,793	2,832	1
Income from continuing operations	6,959	27,117	(20,158)	(74)
Earnings per share from continuing operations:
Basic	$0.07	$0.26	$(0.19)	(73)
Diluted	$0.06	$0.25	$(0.19)	(76)

We had over 1,101,000 wireless subscribers, including approximately 51,400 wholesale subscribers, at May 31, 2007, as compared to 1,031,500 including approximately 51,100 wholesale subscribers, at May 31, 2006, an increase of 7%.

Operating income for the fiscal year ended May 31, 2006, was impacted by non-recurring costs of $18.6 million related to our strategic alternatives and recapitalization process incurred during fiscal 2006 (See note 1 to the Consolidated Financial for a discussion of the strategic alternatives and recapitalization process). Operating income for the fiscal year ended May 31, 2007 was impacted by a total of $11.0 million of various USF charges for Puerto Rico, which related to prior periods and $8.4 million of expense in fiscal 2007 for stock-based compensation as a result of our adoption of SFAS 123(R), effective June 1, 2006.

We, like all eligible telecommunications carriers (“ETCs”), receive our USF support payments based on projections filed by the incumbent telephone company (the “ILEC”). We receive such support for providing wireless telecommunications service in “high cost” areas as defined by the FCC. In the ordinary course of business, the Universal Service Administrative Company (“USAC”), the company that administers the payment of USF funds, performs semi-annual reconciliations of the ILEC’s projections against the ILEC’s actual results and makes adjustments (both upwards and downwards) to the support previously paid to USF recipients based on such reconciliations. Based on historical experience and all available information, we previously estimated that there would be no adjustments required. During fiscal 2007, USAC notified all the ETCs in Puerto Rico, including us, of negative adjustments to the USF support received by the ETCs, relating to calendar years 2004 and 2005 based on the actual results filed by the ILEC in Puerto Rico. Although we disagree with and have disputed certain of these adjustments, we have nevertheless recorded the entire known amounts relating to calendar years 2004 and 2005. In addition, although the reconciliation process for calendar years 2006 and 2007 has not yet been completed by USAC, based on the information that became available in 2007, we have revised our estimate of USF support to reflect future adjustments for calendar year 2006 and through May 31, 2007.

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$392,048	$336,474	$55,574	17%
Roaming revenue	65,480	79,424	(13,944)	(18)
Equipment sales	41,043	28,461	12,582	44

Total revenue	498,571	444,359	54,212	12

Costs and expenses:
Cost of services	104,641	95,936	8,705	9
Cost of equipment sold	76,748	64,161	12,587	20
Sales and marketing	54,393	54,733	(340)	(1)
General and administrative	78,131	68,895	9,236	13

Total costs and expenses	313,913	283,725	30,188	11

Adjusted operating income(1)	$184,658	$160,634	$24,024	15%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short messaging service, multi-media messaging service, and downloads) and an increase in recurring access fees primarily due to an increase in the number of subscribers on our GSM (Global System for Mobile Communication) / Blue Region plans (various plans with expanded local calling areas that include contiguous states), which generally have a higher ARPU. These increases were partially offset by lower prepaid revenues, lower airtime revenue, and lower revenues associated with amounts charged to our customers for roaming on other carriers’ networks.

U.S. wireless roaming revenue decreased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The decrease was primarily due to a decrease in MOUs as well as a decrease in the average roaming rate per minute, partially offset by an increase in data roaming. We expect U.S. wireless roaming revenue to continue to decline over the long term but to continue to benefit from data roaming throughout our operating territories. We expect U.S. wireless roaming revenue to decline approximately $15-20 million during fiscal 2008.

Equipment sales increased during the fiscal year ended May 31, 2007, as compared to the fiscal ended May 31, 2006, due primarily to an increase in revenues received from deductibles associated with our phone insurance program, new activations and handset sales as a result of our New When You Want It! handset upgrade program which allows subscribers to upgrade their phone at any time for a fee which varies depending on the remaining duration of their contract, as well as an increase in phone prices.

Our U.S. wireless operations had approximately 694,500 and 648,000 subscribers at May 31, 2007 and 2006, respectively, including approximately 51,400 and 51,100 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 96% of total U.S. wireless retail subscribers as of May 31, 2007. During the twelve months ended May 31, 2007, increases in retail subscribers from new activations of 200,000 were offset by subscriber cancellations of 153,800. The monthly postpaid churn rate was 1.8% for the fiscal year ended May 31, 2007, as compared to 1.9% for the fiscal year ended May 31, 2006, respectively. The decrease in churn was primarily due to retention efforts and our continued conversion of TDMA (Time Division Multiple Access) customers to GSM, which generally requires subscribers to sign new twenty four to thirty month contracts. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

U.S. wireless ARPU was $67 for the fiscal year ended May 31, 2007, as compared to $65 for the same period a year ago. Average MOUs per subscriber were 923 per month for the fiscal year ended May 31, 2007, respectively, as compared to 757 for the same period the prior year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales, driven by an increase in the number of subscribers on GSM/Blue Region plans, which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2007, as compared to the same period the prior year, primarily due to costs associated with an approximate 22% increase in MOUs, including higher incollect roaming costs (costs associated with providing our subscribers roaming on other carriers’ networks) and interconnection costs as well as increased data expenses associated with higher data usage and related expenses. The increase in cost of services was partially offset by a decrease in phone repair expense.

Cost of equipment sold increased for the fiscal year ended May 31, 2007, as compared to the same period last year, primarily due to phones used for customer retention and a greater number of phones provided to subscribers as a result of handset upgrades which also increased equipment sales revenue. Cost of equipment sold was favorably impacted by a lower average cost per phone, which was driven by a greater amount received for phones that were sold as salvage.

Sales and marketing expenses decreased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006, primarily due to decreased advertising expense, which was partially offset by an increase in commissions expense.

General and administrative expenses increased for the fiscal year ended May 31, 2007, as compared to the same period in the prior year, due primarily to increased bad debt expense, compensation costs, and legal expenses. This was partially offset by lower roaming traffic processing costs and lower costs of other professional services.

Puerto Rico Wireless Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$283,135	$301,526	$(18,391)	(6)%
Roaming revenue	4,602	2,222	2,380	*
Equipment sales	14,401	10,371	4,030	39

Total revenue	302,138	314,119	(11,981)	(4)

Costs and expenses:
Cost of services	49,497	45,776	3,721	8
Cost of equipment sold	47,510	41,857	5,653	14
Sales and marketing	33,392	28,848	4,544	16
General and administrative	70,080	70,607	(527)	(1)

Total costs and expenses	200,479	187,088	13,391	7

Adjusted operating income(1)	$101,659	$127,031	$(25,372)	(20)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

*	Percentage not meaningful

Revenue.  Puerto Rico wireless service revenue decreased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The decrease was primarily related to $9.5 million of charges of USF revenues related to prior years, all of which were recorded during fiscal 2007. The decrease was also due to a decrease in ARPU, partially offset by an increase in the number of subscribers in the fiscal year ended May 31, 2007 as compared to the same period last year. Our Puerto Rico wireless operations had approximately 406,500 subscribers at May 31, 2007, an increase of 6% from approximately 383,500 subscribers at May 31, 2006. The increase in subscribers during the fiscal year ended May 31, 2007 was primarily due to the launch of our new “Unlimited Plan” in Puerto Rico. During the twelve months ended May 31, 2007, increases from new activations of 148,100 were offset by subscriber cancellations of 125,100. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and non-payment.

The monthly postpaid churn rate decreased to 2.5% for the fiscal year ended May 31, 2007, from 2.8% for the same period last year. The decrease in churn was primarily due to the launch of our new “Unlimited Plan,” which is more appealing to subscribers than our previous offering, causing fewer cancellations by subscribers choosing competitive offerings. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at May 31, 2007 and May 31, 2006.

Puerto Rico wireless ARPU was $64 for the fiscal year ended May 31, 2007, as compared to $69 for the fiscal year ended May 31, 2006. The decrease in ARPU in the fiscal year ended May 31, 2007, as compared to the same period last year, was primarily due to the USF Charges described above as well as lower access charges and lower airtime revenue per subscriber, partially offset by an increase in data revenue per subscriber.

Our subscribers used an average of 1,570 MOUs during the fiscal year ended May 31, 2007, compared to 1,463 MOUs during the fiscal year ended May 31, 2006.

Roaming revenue increased during the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006, primarily due to an increase in our competitors’ customers roaming on our network.

Equipment sales increased during the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006, primarily due to an increase in postpaid activations and phone upgrades.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006. The increase was primarily due to increased costs associated with a larger subscriber base, including expenses associated with providing data services, long distance, tower site rent and utilities.

Cost of equipment sold increased during the fiscal year ended May 31, 2007 as compared to the same period last year. The increase was primarily due to an increase in phone expenses associated with customer retention as well as an increase in the cost per phone due to the sales of more expensive higher-end phones in the fiscal year ended May 31, 2007 as compared to the same period last year.

Sales and marketing expenses increased during the fiscal year ended May 31, 2007, as compared to the same period last year. The increase was due to an increase in direct commissions resulting from an increase in postpaid activations and an increase in advertising associated with the launch of our new “Unlimited Plan.”

General and administrative expenses decreased during the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The decrease was primarily due to a decrease in corporate overhead expense, bad debt expense, and costs related to subscriber billing services. These decreases were partially offset by increases in customer service costs, rent expense and legal fees.

Puerto Rico Broadband Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$54,267	$51,437	$2,830	6%
Dedicated revenue	61,389	54,962	6,427	12
Other revenue	7,185	10,556	(3,371)	(32)

Total revenue	122,841	116,955	5,886	5

Costs and expenses:
Cost of services	28,273	27,998	275	1
Cost of equipment sold	699	566	133	23
Sales and marketing	6,578	6,660	(82)	(1)
General and administrative	19,528	18,418	1,110	6

Total costs and expenses	55,078	53,642	1,436	3

Adjusted operating income(1)	$67,763	$63,313	$4,450	7%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico broadband revenue increased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. This increase was primarily due to a 25% increase in total access lines and equivalents to 419,500, partially offset by a decrease in recurring revenue per line and a $1.5 million charge for USF revenues related to prior years.

Switched revenue increased for the fiscal year ended May 31, 2007, as compared to the same period last year. The increase was primarily due to a 9% increase in switched access lines to 76,300 as of May 31, 2007, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the fiscal year ended May 31, 2007, as compared to the same period last year. The increase was primarily the result of a 29% increase in voice grade equivalent dedicated lines to 343,200 as of May 31, 2007, partially offset by a decrease in recurring revenue per line.

Other revenue decreased for the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The decrease was primarily related to $1.5 million of charges of USF revenues related to prior years, all of which were recorded during fiscal 2007, as well as a decrease in installation and new construction charges and co-location charges.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2007, as compared to the fiscal year ended May 31, 2006. The increase was primarily due to increases in long distance expenses and property taxes, partially offset by a decrease in compensation costs.

Sales and marketing expenses decreased during the fiscal year ended May 31, 2007, as compared to the same period last year. The decrease was primarily due to a decrease in compensation costs.

General and administrative expenses increased during the fiscal year ended May 31, 2007 as compared to the same periods in the prior year. The increase was primarily due to an increase in bad debt expense due to the inclusion in the prior periods of the recovery of previously reserved accounts receivable, as well as an increase in billing costs in the current period.

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Consolidated Results of Operations

We had approximately 1,031,500 wireless subscribers, including approximately 51,100 wholesale subscribers, at May 31, 2006, as compared to approximately 958,100, including approximately 39,300 wholesale subscribers, at May 31, 2005, an increase of 8%. We had approximately 335,600 access line equivalents at May 31, 2006, as compared to 296,400 at May 31, 2005, an increase of 13%. We had income from continuing operations of $27.1 million for the fiscal year ended May 31, 2006, as compared to $23.6 million for the fiscal year ended May 31, 2005. Included in the results from continuing operations for the fiscal year ended May 31, 2006 was approximately $19.3 million of costs related to our strategic alternatives and recapitalization process (see Note 1 to the Consolidated Financial Statements for more information on the strategic alternatives and recapitalization process). Included in the results from continuing operations for the fiscal year ended May 31, 2005 was approximately $77.6 million of incremental depreciation and amortization expense resulting from the replacement and upgrade of our wireless network in Puerto Rico and the shortening of service lives of certain of our wireless network assets in the U.S. and Puerto Rico. In addition, included in the results from continuing operations for the fiscal year ended May 31, 2005 is approximately $9.1 million of non-recurring items related to prior fiscal years, for which the amounts did not become known and realizability was not probable until 2005, which consisted of $5.5 million of USF revenue, $2.5 million of inter-carrier compensation revenue and $1.1 million of interconnection revenue. Basic and diluted earnings per share from continuing operations were $0.26 and $0.23 for the fiscal years ended May 31, 2006 and May 31, 2005.

The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands, except per share data)

Revenue	865,081	806,436	58,645	7%
Costs and expenses	654,288	629,420	24,868	4

Operating income	210,793	177,016	33,777	19
Income from continuing operations	27,117	23,601	3,516	15
Earnings per share from continuing operations:
Basic	$0.26	$0.23	$0.03	13
Diluted	$0.25	$0.22	$0.03	14

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
		(in thousands)

Revenue:
Service revenue	$336,474	$323,420	$13,054	4%
Roaming revenue	79,424	56,810	22,614	40
Equipment sales	28,461	18,800	9,661	51

Total revenue	444,359	399,030	45,329	11

Costs and expenses:
Cost of services	95,936	73,045	22,891	31
Cost of equipment sold	64,161	51,773	12,388	24
Sales and marketing	54,733	44,948	9,785	22
General and administrative	68,895	61,551	7,344	12

Total costs and expenses	283,725	231,317	52,408	23

Adjusted operating income(1)	$160,634	$167,713	$(7,079)	(4)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

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

Puerto Rico Wireless Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
		(in thousands)

Revenue:
Service revenue	$301,526	$295,084	$6,442	2%
Roaming revenue	2,222	1,918	304	16
Equipment sales	10,371	9,364	1,007	11

Total revenue	314,119	306,366	7,753	3

Costs and expenses:
Cost of services	45,776	39,848	5,928	15
Cost of equipment sold	41,857	36,792	5,065	14
Sales and marketing	28,848	32,310	(3,462)	(11)
General and administrative	70,607	68,706	1,901	3

Total costs and expenses	187,088	177,656	9,432	5

Adjusted operating income(1)	$127,031	$128,710	$(1,679)	(1)

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase in Puerto Rico wireless service revenue was primarily due to an increase in the number of subscribers, partially offset by a lower ARPU, which is described below, in the fiscal year ended May 31, 2006, as compared to the same period last year. Our Puerto Rico wireless operations had approximately 383,500 subscribers at May 31, 2006, an increase of 3% from approximately 372,100 subscribers at May 31, 2005. During the twelve months ended May 31, 2006, increases from new activations of 140,900 were offset by subscriber cancellations of 129,500. The cancellations experienced by our Puerto Rico wireless operations were primarily the result of competition and non-payment.

The monthly postpaid churn rate was 2.8% for the fiscal year ended May 31, 2006 as compared to 2.3% for the fiscal year ended May 31, 2005. The increase in postpaid churn was due to higher voluntary and involuntary churn in Puerto Rico in the fiscal year ended May 31, 2006 as compared to the same period last year. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers for the fiscal years ended May 31, 2006, and May 31, 2005.

Puerto Rico wireless ARPU was $69 for the fiscal year ended May 31, 2006, as compared to $73 for fiscal 2005. The decrease in ARPU was primarily due to an increase in the number of companion plans in our subscriber base and lower airtime revenue per subscriber as a result of our offering rate plans with larger buckets of minutes at the same cost.

Our subscribers used an average of 1,463 MOUs during the fiscal year ended May 31, 2006 compared to 1,369 MOUs during the fiscal year ended May 31, 2005. Our postpaid subscribers used an average of 1,477 minutes of airtime per month during the fiscal year ended May 31, 2006, as compared to 1,390 minutes of use per month during the fiscal year ended May 31, 2005.

Equipment sales increased during the fiscal year ended May 31, 2006, as compared to the same period last year, primarily due to an increase in the number of phones sold, as well as an increase in average revenue per phone, which results from increased sales of more technologically advanced handsets capable of supplying advanced wireless data services.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase was primarily due to costs associated with a larger subscriber base, including increased expenses associated with providing data services, tower site rent, property taxes, and utilities.

Cost of equipment sold increased during the fiscal year ended May 31, 2006, as compared to the same period last year. The increase was primarily due to an increase in the number of phones sold as well as an increase in the number of handset upgrades and replacements provided to our existing customers for retention purposes.

Sales and marketing expenses decreased during the fiscal year ended May 31, 2006, as compared to fiscal 2005. The decrease was due to decreases in direct commissions resulting from a decrease in postpaid activations, compensation costs, and advertising, partially offset by an increase in agent commissions.

General and administrative expenses increased during the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily due to an increase in bad debt expense from an increase in involuntary churn, partially offset by decreases in corporate overhead costs and compensation costs.

Puerto Rico Broadband Operations

	Fiscal Year Ended
	May 31,
	2006	2005	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$51,437	$46,568	$4,869	11%
Dedicated revenue	54,962	50,641	4,321	9
Other revenue	10,556	13,701	(3,145)	(23)

Total revenue	116,955	110,910	6,045	5

Costs and expenses:
Cost of services	27,998	26,422	1,576	6
Cost of equipment sold	566	1,130	(564)	(50)
Sales and marketing	6,660	6,468	192	3
General and administrative	18,418	18,584	(166)	(1)

Total costs and expenses	53,642	52,604	1,038	2

Adjusted operating income(1)	$63,313	$58,306	$5,007	9

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 13 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico broadband revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. This increase was due to a 13% increase in total access lines and equivalents to 335,600, partially offset by a decrease in inter-carrier compensation revenue.

Switched revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily due to a 15% increase in switched access lines to 69,800 as of the end of May 31, 2006, partially offset by a decrease in recurring revenue per line.

Dedicated revenue increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily the result of a 13% increase in VGE dedicated lines to 265,800, partially offset by a decrease in recurring revenue per line.

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

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2006, as compared to the fiscal year ended May 31, 2005. The increase was primarily due to increases in telephone service and long distance costs.

Sales and marketing expenses increased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The increase was primarily due to an increase in compensation costs and advertising, partially offset by a decrease in commissions.

General and administrative expenses decreased for the fiscal year ended May 31, 2006, as compared to fiscal 2005. The decrease was primarily due to a decrease in bad debt expense resulting from the recovery of previously reserved accounts receivable as well as a decrease in corporate overhead costs. This was partially offset by an increase in compensation costs.

Liquidity and Capital Resources

Weighted Average Debt Outstanding and Interest Expense

	Fiscal Year Ended			Fiscal Year Ended
	May 31,			May 31,
	2007	2006	Change	2006	2005	Change
	(in millions)

Weighted Average Debt Outstanding	$2,120.15	$1,845.60	$274.55	$1,845.60	$1,726.20	$119.40
Weighted Average Gross Interest Rate(1)	9.7%	9.2%	0.5%	9.2%	8.6%	0.6%
Weighted Average Gross Interest Rate(2)	9.3%	8.8%	0.5%	8.8%	8.1%	0.7%
Gross Interest Expense(1)	$206.30	$169.11	$37.19	$169.11	$147.64	$21.47
Interest Income	$4.66	$5.43	$(0.77)	$5.43	$2.57	$2.86

Net Interest Expense	$201.64	$163.68	$37.96	$163.68	$145.07	$18.61

(1)	Including amortization of debt issuance costs of $9.5 million and $7.5 million in fiscal 2007 and 2006, respectively.

(2)	Excluding amortization of debt issuance costs of $9.5 million and $7.5 million in fiscal 2007 and 2006, respectively.

The increase in net interest expense for the fiscal year ended May 31, 2007 as compared to fiscal 2006 resulted primarily from increases in variable interest rates and higher weighted average debt outstanding.

At May 31, 2007, we had total liquidity of $244.7 million, consisting of cash and cash equivalents totaling $94.7 million and approximately $150.0 million available under our revolving credit facility. Additionally, at May 31, 2007, we had restricted cash of $5.9 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at May 31, 2007. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At May 31, 2007, approximately $150.0 million was available under the revolving credit facility. If the remaining $45 million of 10 3/4% senior subordinated notes due 2008 (the “2008 Senior Subordinated Notes”) are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 5.35% as of May 31, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

During the fiscal year ended May 31, 2007, we redeemed $100.0 million of our 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $47.4 million from an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), our principal stockholder. At May 31, 2007, $45.0 million of our 2008 Senior Subordinated Notes remained outstanding.

On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2007, we have repurchased or redeemed $325.0 million aggregate principal amount of such notes. An affiliate of Welsh Carson, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $172 million, or 53%, of the $325.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. At May 31, 2007, Welsh Carson owned approximately $17.1 million of these notes.

Derivative Financial Instruments

On March 1, 2005, we entered into an interest rate swap agreement (the “CPROC Swap”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $250.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The swap became effective as of March 31, 2005 and expired March 30, 2007. The fixed interest rate on the swap was 6.04%. On March 10, 2006, we, through our wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250.0 million of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap became effective March 30, 2007, the date that the original CPROC Swap expired, and will expire on March 31, 2008. The fixed interest rate on the 2007 CPROC swap is 7.13%.

On December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 6.84%. On May 1, 2007, we entered into an interest rate collar agreement (the “May 2007 CCOC Collar”), through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The May 2007 CCOC Collar will become effective as of December 31, 2007, the date that the original CCOC Swap expires, and expires December 31, 2008. The May 2007 CCOC collar has a fixed interest rate floor of 4.24% and a fixed interest rate cap of 5.35%.

On October 31, 2006, we entered into an interest rate collar agreement (the “CPROC Collar”), through our wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $35.5 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CPROC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

On October 31, 2006, we entered into an interest rate collar agreement (the “CCOC Collar”), through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $25.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CCOC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

On April 12, 2007, we entered into an interest rate collar agreement (the “April 2007 CCOC Collar”), through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $39.5 million of our variable interest rate term loans under the Senior Secured Credit Facility. The April 2007 CCOC Collar became effective as of May 31, 2007 and expires May 31, 2008. The April 2007 CCOC Collar has a fixed interest rate floor of 4.95% and a fixed interest rate cap of 5.40%.

At May 31, 2007, $550.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.

At May 31, 2007, the fair value of our swaps and collars was approximately $1.6 million. We recorded an asset, which is included in other assets in the consolidated balance sheet, for the fair value of the swaps and collars. At May 31, 2007, we recorded $0.9 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to our long term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at May 31, 2007.

For the fiscal year ended May 31, 2007, the ratio of earnings to fixed charges was 1.08. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At May 31, 2007, we had no off-balance sheet obligations.

Our capital expenditures for fiscal 2007 were as follows:

	Fiscal Year Ended	% of Total Capital
	May 31, 2007	Expenditures
	(dollar amounts in thousands)

U.S. Wireless	$56,641	49.2%
Puerto Rico Wireless	36,763	31.9
Puerto Rico Broadband	21,805	18.9

Total capital expenditures	$115,209	100.0%
Capitalized phones in Puerto Rico (included above in Puerto Rico Wireless)	$21,798
Property, plant and equipment, net at May 31, 2007	$574,503

Capital expenditures for the U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties and to continue to build out our newly acquired spectrum in Grand Rapids and Lansing, Michigan. In Puerto Rico, these investments were to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems, deploy the EV-DO network, and to continue the expansion of our Puerto Rico broadband network infrastructure.

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

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either our equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. For the fiscal year ended May 31, 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $8.4 million. As of May 31, 2007, there was approximately $27.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 3.3 years.

Based upon existing market conditions and our present capital structure, we believe that cash flows from operations and funds from currently available credit facilities will be sufficient to enable us to meet required cash commitments through the next twelve-month period.

Centennial, its subsidiaries, affiliates and significant stockholders (including Welsh Carson and its affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial’s or its subsidiaries’ securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

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

On May 9, 2007, we entered into a definitive agreement to purchase Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico. The transaction is expected to close in the third calendar quarter of 2007, subject to the satisfaction of customary closing conditions, including regulatory approval for the transfer of Islanet’s 2.5 Ghz spectrum holdings.

On March 13, 2007, we sold our Dominican Republic operations to Trilogy International Partners (“Trilogy”) for approximately $83.3 million in cash, which consisted of a purchase price of $81.0 million and an estimated working capital adjustment of $2.3 million, which resulted in a loss on disposition of assets of $33.1 million. We have accounted for the disposition as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

On December 20, 2006, we disposed of our 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops, for $7.1 million.

On November 29, 2006, we acquired, in the FCC’s advanced wireless services spectrum auction, two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9.1 million.

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

On December 28, 2004 we sold our wholly owned subsidiary, Centennial Cable, to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157.4 million in cash, which consisted of a purchase price of $155.0 million and a working capital adjustment of $2.4 million. We accounted for the disposition as a discontinued operation in accordance with SFAS No. 144.

In August 2004, we entered into a definitive agreement with AT&T Mobility (formerly Cingular Wireless) to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19.5 million. At the same time, we entered into a definitive agreement to sell to Verizon Wireless for $24.0 million in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that we expected to acquire from AT&T Mobility. We consummated the transactions on October 1, 2004. As a result of the transactions, we acquired licenses covering approximately 2.2 million incremental Pops and received $4.5 million in cash.

Commitments and Contingencies

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc., or Convergys. The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of May 31, 2007, we have paid approximately $30.9 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2007, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of May 31, 2007, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2007 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations (net of unamortized discount)	$2,046,565	$—	$44,445	$550,384	$1,451,736
Interest on long-term debt obligations(1)	1,020,972	180,469	353,907	293,398	193,198
Operating lease obligations	264,287	29,951	53,531	38,004	142,801
Capital lease obligations	249,625	7,902	16,625	17,689	207,409
Purchase obligations	43,758	10,582	21,879	11,297	—

Total contractual cash obligations	3,625,207	228,904	490,387	910,772	1,995,144
Sublessor agreements	(3,950)	(1,293)	(1,902)	(745)	(10)

Net	$3,621,257	$227,611	$488,485	$910,027	$1,995,134

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

Related Party Transactions

As of August 1, 2007, Welsh Carson and its affiliates held approximately 37.2% of our outstanding common stock, and The Blackstone Group and its affiliates held approximately 2.6% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $0.5 million and $0.3 million, respectively. We recorded expenses of approximately $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2007, 2006 and 2005. At May 31, 2007 and 2006, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson purchased in open market transactions approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, we entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify us in respect of taxes which may become payable by us as a result of these purchases. In connection with these transactions, we recorded a $15.9 million income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that is included in prepaid expenses and other current assets. As of May 31, 2007, we reversed the entire $15.9 million previously recorded in income tax payable and due from the Welsh Carson affiliate as a result of the expiration of the statute of limitations in respect of taxes which may become payable by us as a result of the bonds purchased. We have redeemed $325.0 million in aggregate principal amount of the 2008 Senior Subordinated Notes, which included approximately $172 million principal amount of 2008 Senior Subordinated Notes held by the Welsh Carson affiliate. At May 31, 2007, $45 million remains outstanding of these notes, of which Welsh Carson held $17.1 million.

Subsequent Events

On August 1, 2007, affiliates of The Blackstone Group advised us that they distributed 9,172,043 shares of our common stock to their partners. Immediately following the distribution, affiliates of The Blackstone Group held approximately 2,777,968 shares of our common stock, representing approximately 2.6% of our outstanding common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Amounts paid or received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense. All of our derivative transactions are entered into for non-trading purposes.

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. We utilize interest rate swap agreements to hedge variable interest rate risk on $550.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2007:

	Fiscal Year Ended May 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)

Long-term debt:
Fixed rate	$—	$44,445	$—	$97	$287	$1,104,521	$1,149,350	$1,219,075
Average fixed interest rate	10.0%	10.8%	10.0%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$550,000	$—	$350,000	$900,000	$916,625
Average variable interest rate(1)	5.4%	5.2%	5.3%	5.5%	5.5%	5.6%	5.5%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000							$1,269
Average pay rate	7.02%
Average receive rate	7.28%
Interest rate collar:
Notional amount	$300,000							$290
Cap	5.35%-5.50%
Floor	4.24%-4.95%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that had outstanding balances of $900.0 million at May 31, 2007 and 2006, respectively. The fair value of such debt approximates the carrying value at May 31, 2007 and 2006. Of the variable rate debt, as of May 31, 2007, $550.0 million is hedged using interest rate collar and swap agreements that expire at various dates through December 2008. These swaps and collars were designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at May 31, 2007, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2007.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007. Based on this assessment, management concluded that the internal control over financial reporting of the Company was effective as of May 31, 2007.

The Company’s consolidated financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Deloitte & Touche LLP has also issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears at F-1.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K. Other required information will also be included under the captions “Election of Directors” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” in the Proxy Statement and is hereby incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The information required to be included pursuant to this Item 11 will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement and is hereby incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, the information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of our named executive officers and (4) all of our directors and executive officers as a group required to be included pursuant to this Item 12 will be included under the captions “Principal Stockholders of the Company,” “Election of Directors” and “Beneficial Ownership by Management” in the Proxy Statement and is hereby incorporated in this Item 12 by reference.

Equity Compensation Plan Information

The following table provides information as of May 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	12,257,199	$6.55	487,154
Equity compensation plans not approved by stockholders	—	—	—

Total	12,257,199	$6.55	487,154

(1)	Our existing equity compensation plan has been approved by our stockholders.

See Note 8 to the Consolidated Financial Statements for a description of the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required to be included pursuant to this Item 13 will be included under the captions “Certain Relationships and Related Transactions,” “Related Person Transaction Approval Policy,” “Board of Directors and Corporate Governance — Independence,” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” in the Proxy Statement and is hereby incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be included in this Annual Report on Form 10-K under Item 14 will be included in our Proxy Statement under the caption “Audit Fees” and is hereby incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on September 12, 2003).
3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1	First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).

Exhibit
Number		Description

4	.1.1	Amendment No. 2 to First Amended and Restated Stockholders Agreement dated as of July 24, 2006 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).
**4	.1.2	Amendment No. 3 to First Amended and Restated Stockholders Agreement dated as of June 4, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto.
4.2		Second Amended and Restated Registration Rights Agreement dated as of July 24, 2006, among Centennial Communications Corp. and the Purchasers named in Schedules I, II, III, IV and V thereto (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).
**4	.2.1	Agreement With Respect To The Second Amended and Restated Registration Rights Agreement dated as of June 4, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto.
4.3		Indenture dated as of December 14, 1998 between Centennial Cellular Operating Co. LLC and Centennial Communications Corp. and Wells Fargo as successor trustee to the Chase Manhattan Bank, relating to the 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.4		Assumption Agreement and Supplemental Indenture, dated as of January 7, 1999, to the Indenture dated as of December 14, 1998 (incorporated by reference to Exhibit 4.5 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
4.5		Form of 10 3/4% Senior Subordinated Note due 2008, Series B of the registrant (included in Exhibit 4.3).
4.6		Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.7		Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.6).
4.8		Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.9		Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.10		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $350,000,000 aggregate principal amount of Senior Floating Rate Notes due 2013 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
4.11		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $200,000,000 aggregate principal amount of 10% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

Exhibit
Number		Description

10	.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).
10	.1.3	Amendment No. 2 and Agreement, dated as of December 21, 2005 to the Credit Agreement, dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, Centennial Communications Corp., as a Guarantor, the other Guarantors party thereto, Credit Suisse First Boston, as joint lead arranger and administrative agent, Lehman Brothers, Inc., as joint lead arranger, Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.4	Amendment No. 3 And Agreement dated as of February 5, 2007, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; Credit Suisse, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent; and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp’s Quarterly Report on Form 10-Q filed on April 5, 2007).
10	.1.5	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10	.2	Centennial Communications Corp. and its Subsidiaries 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
**+10	.3	First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.
**+10	.4	Form of Stock Option Agreement pursuant to First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.
+10	.5	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
+10	.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10	.7	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
**+10	.8	Employment Agreement dated as of May 31, 2007, between Centennial Puerto Rico Operations Corp. and Carlos Blanco.
**12		Computation of Ratios.
**21		Subsidiaries of Centennial Communications Corp.
**23	.1	Consent of Deloitte & Touche LLP.

Exhibit
Number		Description

**31	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey

We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. We also have audited management’s assessment, included under the caption Management’s Report on Internal Control Over Financial Reporting, listed in Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective June 1, 2006.

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 9, 2007

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,740	$93,738
Accounts receivable, less allowance for doubtful accounts of $7,571 and $5,441, respectively	88,292	88,143
Inventory — phones and accessories, net	31,624	20,031
Prepaid expenses and other current assets	18,257	28,774
Assets held for sale	—	128,810

Total Current Assets	232,913	359,496
Property, plant and equipment, net	574,503	569,094
Equity investments in wireless systems, net	—	1,952
Debt issuance costs, less accumulated amortization of $25,295 and $21,618, respectively	42,872	51,812
Restricted cash	5,926	—
U.S. wireless licenses	398,783	383,858
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,490	3,730
Other assets, net	5,148	7,605

TOTAL ASSETS	$1,321,981	$1,435,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	20,839	25,855
Accrued expenses and other current liabilities	191,524	183,771
Payable to affiliates	125	125
Liabilities held for sale	—	15,571

Total Current Liabilities	212,488	225,322
Long-term debt	2,046,565	2,135,053
Deferred income taxes	124,783	122,952
Other liabilities	16,523	14,195
Minority interest in subsidiaries	4,293	3,230
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 106,899,286 and 105,224,491 shares, respectively; and outstanding 106,828,783 and 105,153,988 shares, respectively	1,069	1,052
Additional paid-in capital	19,832	4,211
Accumulated deficit	(1,103,379)	(1,071,760)
Accumulated other comprehensive income (loss)	884	2,715

	(1,081,594)	(1,063,782)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,082,671)	(1,064,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,321,981	$1,435,893

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,
	2007	2006	2005

REVENUE:
Service revenue	$856,451	$826,249	$778,272
Equipment sales	55,445	38,832	28,164

	911,896	865,081	806,436

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	172,396	159,994	129,946
Cost of equipment sold	124,957	106,584	89,695
Sales and marketing	94,974	90,241	83,726
General and administrative	174,211	176,620	148,340
Depreciation and amortization	130,389	120,529	192,180
Loss (gain) on disposition of assets	1,344	320	(14,467)

	698,271	654,288	629,420

OPERATING INCOME	213,625	210,793	177,016
INTEREST EXPENSE, NET	(201,646)	(163,680)	(145,065)
LOSS ON EXTINGUISHMENT OF DEBT	(990)	(750)	(9,052)
GAIN ON SALE OF EQUITY INVESTMENTS	4,730	652	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	15,719	47,015	22,899
INCOME TAX (EXPENSE) BENEFIT	(8,022)	(20,197)	1,096

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	7,697	26,818	23,995
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(1,542)	(784)	(934)
INCOME FROM EQUITY INVESTMENTS	804	1,083	540

INCOME FROM CONTINUING OPERATIONS	6,959	27,117	23,601

DISCONTINUED OPERATIONS:
Income (loss)	461	(3,617)	2,045
(Loss) gain on disposition	(33,132)	100	62,573
Tax expense	(5,907)	(3,356)	(62,598)

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(38,578)	(6,873)	2,020

NET (LOSS) INCOME	$(31,619)	$20,244	$25,621

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.07	$0.26	$0.23
(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	(0.37)	(0.07)	0.02

NET (LOSS) INCOME PER SHARE	$(0.30)	$0.19	$0.25

DILUTED
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.06	$0.25	$0.22
(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	(0.36)	(0.06)	0.02

NET (LOSS) INCOME PER SHARE	$(0.30)	$0.19	$0.24

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	105,673	104,644	103,477

DILUTED	108,182	107,318	105,217

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance at May 31, 2004	103,223,924	$1,032	$474,918	$(1,077)	$(1,023,514)	$—	$(548,641)

Net loss	—	—	—	—	25,621	—	25,621
Other comprehensive income	—	—	—	—	—	(779)	(779)

Comprehensive loss							24,842
Common stock issued in connection with incentive plans	787,091	8	3,546	—	—	—	3,554
Common stock issued in connection with employee stock purchase plan	86,908	1	424	—	—	—	425
Income tax benefit from stock options exercised	—	—	1,388	—	—	—	1,388

Balance at May 31, 2005	104,097,923	$1,041	$480,276	$(1,077)	$(997,893)	$(779)	$(518,432)

Net income	—	—	—	—	20,244	—	20,244
Other comprehensive loss	—	—	—	—	—	3,494	3,494

Comprehensive income							23,738
Common stock issued in connection with incentive plans	1,046,927	10	5,069	—	—	—	5,079
Common stock issued in connection with employee stock purchase plan	79,641	1	383	—	—	—	384
Income tax benefit from stock options exercised	—	—	2,852	—	—	—	2,852
Dividend	—	—	(484,369)	—	(94,111)	—	(578,480)

Balance at May 31, 2006	105,224,491	$1,052	$4,211	$(1,077)	$(1,071,760)	$2,715	$(1,064,859)

Net loss	—	—	—	—	(31,619)	—	(31,619)
Other comprehensive loss	—	—	—	—	—	(1,831)	(1,831)

Comprehensive loss	—	—	—	—	—	—	(33,450)
Common stock issued in connection with incentive plans	1,572,186	16	5,232	—	—	—	5,248
Stock — based compensation	—	—	8,573	—	—	—	8,573
Common stock issued in connection with employee stock purchase plan	102,609	1	460	—	—	—	461
Income tax benefit from stock options exercised	—	—	1,356	—	—	—	1,356

Balance at May 31, 2007	106,899,286	$1,069	$19,832	$(1,077)	$(1,103,379)	$884	$(1,082,671)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net (loss) income	$(31,619)	$20,244	$25,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	137,562	134,469	207,858
Stock-based compensation	8,573	—	—
Excess tax benefits from stock-based compensation	(1,288)	—	—
Minority interest in income of subsidiaries	1,542	784	934
Distributions paid to minority interest	(479)	—	—
Deferred income taxes	1,831	23,233	25,464
Income from equity investments	(804)	(1,083)	(540)
Distributions received from equity investments	386	1,406	737
Loss (gain) on disposition of assets	33,433	274	(76,549)
Gain on sale of equity investment	(4,730)	(652)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — decrease (increase)	1,362	2,302	(13,796)
Inventory — phones and accessories, net — decrease (increase)	(11,594)	3,914	(8,727)
Prepaid expenses and other current assets — decrease (increase)	10,300	2,490	(2,611)
Restricted cash — decrease (increase)	(5,926)	—	—
Accounts payable, accrued expenses and other current liabilities — (decrease) increase	(1,983)	(5,608)	864
Deferred revenue and customer deposits — (decrease) increase	1,246	(26)	(3,184)
Other	3,330	9,821	37,430

NET CASH PROVIDED BY OPERATING ACTIVITIES	141,142	191,568	193,501

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	362	24	150
Capital expenditures	(119,234)	(145,502)	(175,567)
Proceeds from sale of discontinued operation	83,298	—	157,432
Acquisition of minority interest, net	(2,500)
Proceeds from sale of wireless spectrum	—	—	24,000
Payments for purchase of wireless spectrum	(14,925)	—	(20,444)
Proceeds from sale of equity investment	7,100	1,007	—

NET CASH USED IN INVESTING ACTIVITIES	(45,899)	(144,471)	(14,429)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt, net of discount of $3,500 in 2006	—	546,500	—
Payment of dividend	—	(578,480)	—
Repayment of debt	(101,822)	(43,069)	(162,335)
Debt issuance costs paid	(562)	(15,447)	—
Proceeds from the exercise of stock options	5,248	5,079	3,554
Proceeds from issuance of common stock under employee stock purchase plan	461	384	425
Excess tax benefits from stock-based compensation	1,288	—	—

NET CASH USED IN FINANCING ACTIVITIES	(95,387)	(85,033)	(158,356)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144)	(37,936)	20,716
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	94,884	132,820	112,104

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$94,740	$94,884	$132,820

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$199,718	$150,953	$145,359

Income taxes	$6,421	$6,987	$7,411

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$10,545	$11,210	$12,155

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 1.	Description of Business and Summary of Significant Accounting Principles

Description of Business:

Centennial Communications Corp. (together with its subsidiaries and partnership interest, the “Company”) provides wireless communications and broadband services in Puerto Rico and wireless communications in the United States (“U.S.”). On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), merged with and into the Company (the “Merger”). The Company continued as the surviving corporation in the Merger. The Merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill related to the Merger was created.

At May 31, 2007, the Company owned and operated wireless licenses in the Puerto Rico and the U.S. Virgin Islands and provided voice, data and Internet services on broadband networks in Puerto Rico. The Company also owned and operated wireless telephone systems in the United States.

On March 13, 2007, the Company sold its Dominican Republic operations, to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

On December 28, 2004, the Company sold its wholly-owned subsidiary, Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. These dispositions have been accounted for by the Company as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long Lived Assets (“SFAS 144”) (see Note 2).

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

Review of Strategic and Financial Alternatives:

During the fiscal year ended May 31, 2006, the Company completed a review of strategic and financial alternatives, the result of which was the issuance of $550,000 aggregate principle amount of senior notes due 2013, the payment of a $5.52 per share special cash dividend and associated one-time cash payment of approximately $13,011 to vested common stock option holders and pre-payment of $39,500 under its senior secured credit facility (the “Senior Secured Credit Facility”). The consolidated results of operations for the fiscal years ended May 31, 2007 and 2006 includes a total of approximately $19,621 of costs related to this process.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

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

Cash, Cash Equivalents and Restricted Cash:

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents, which are stated at cost and approximate fair value, consist principally of overnight deposits and commercial paper. Restricted cash is held in escrow as the result of a reciprocal escrow agreement with one of the Company’s customers.

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

In the Puerto Rico wireless operations, the Company sells or loans phones to its customers. When the Company sells a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which is loaned to a customer is recorded as an asset within property, plant and equipment and is charged to depreciation expense over the life of the phone.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

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

The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, or SEC, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.

Goodwill and other intangible assets with indefinite lives are subject to impairment tests. The Company currently tests goodwill for impairment using a residual value approach on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (calculated using a discounted cash flow method) with its carrying amount, including goodwill. The Company determined that its reporting units for SFAS 142 are its operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its annual goodwill and intangible asset impairment analyses during the third quarter of fiscal year 2007. Based upon the results of these analyses, there were no impairments.

The following tables present the intangible assets not subject to amortization during the fiscal years ended May 31, 2007 and May 31, 2006.

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2006	Acquired	Recognized	2007

U.S. wireless licenses(1)	$383,858	$14,925	$—	$398,783
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$438,017	$14,925	$—	$452,942

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2005	Acquired	Recognized	2006

U.S. wireless licenses(1)	$383,858	$—	$—	$383,858
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$438,017	$—	$—	$438,017

(1)	Includes adjustments of $45,000 to U.S. wireless licenses pursuant to SFAS No. 109 Accounting for Income Taxes (“SFAS 109”).

On November 29, 2006, the Company acquired, in the FCC’s advanced wireless services spectrum auction, two 20 MHz licenses covering over 1.3 million Pops in Grand Rapids and Lansing, Michigan for an aggregate cost of approximately $9,193.

On October 25, 2006, the Company acquired 10 MHz of PCS spectrum covering approximately 730,000 Pops in the Fort Wayne, Indiana market for approximately $5,732.

Other Intangible Assets Subject to Amortization

The following table presents other intangible assets subject to amortization:

		As of May 31, 2007		As of May 31, 2006
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Cable facility	25 years	$6,000	$2,510	$6,000	$2,270

Other intangible asset amortization expense was $240, $240, and $559 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively. Based solely on the finite lived intangible assets existing at May 31, 2007, the amortization expense for the next five fiscal years is estimated to be $240 per fiscal year.

Goodwill

The amount of goodwill relates to the Puerto Rico broadband segment and was $4,187 at May 31, 2007 and 2006.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

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

The Company records all derivatives in other assets or other liabilities on its balance sheet at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense.

Revenue Recognition:

Wireless revenue

The Company recognizes wireless service revenue in the period the service is provided to its customers. Services billed in advance are recorded as deferred revenue and recognized as income when earned. Revenue from sales of handsets and accessories are recognized in the period these products are sold to the customer. The Company has multiple billing cycles, all of which span its quarter-ends. As a result of the Company’s billing cycle cut-off times, the Company accrues for service revenue earned, but not yet billed, at the end of each quarter. Prior to September 1, 2003, revenue from activation fees was recognized over the expected customer service period, ranging from 26 to 48 months. Revenue from other services is recognized when earned.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

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

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management. The tax contingency reserve was decreased for the fiscal years ended May 31, 2007 and 2006 by $7,298 and $4,903, respectively, primarily attributed to the reduction in exposure due to a favorable tax ruling, the expiration of the statute of limitations, and for the resolution of various state tax audits.

Earnings (Loss) per Share:

Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. For the fiscal year ended May 31, 2007, the difference between the basic and diluted weighted average number of shares outstanding represented approximately 2,509,000 potentially dilutive common shares as a result of outstanding options. For the year ended May 31, 2007, options to purchase approximately 3,937,000 shares were excluded from the calculation of diluted earnings (loss) per share because the grant prices exceeded the market prices.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

On June 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this method, compensation expense in fiscal year 2007 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to treat awards with graded vesting as a single award when estimating fair value. The Company now recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior period amounts have not been restated. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

For the fiscal year ended May 31, 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $8,437 of which $976 was recorded in cost of services, $611 was recorded in sales and marketing and $6,850 was recorded in general & administrative in the accompanying Consolidated Statement of Operations. For the fiscal year ended May 31, 2007, the incremental stock-based compensation expense caused income before income taxes to decrease by $8,437, net income to decrease by $4,955 and basic and diluted earnings per share to decrease by $0.06 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $1,288, for the fiscal year ended May 31, 2007, related to excess tax benefits from the exercise of stock-based awards.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three and nine months ended February 28, 2006 based on the fair value method under SFAS 123:

	Fiscal Year Ended May 31,
	2006	2005

Net income:
As reported	$20,244	$25,621
Add: stock-based employee compensation expense included in reported net loss	$—	$—
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	$(6,227)	$(3,113)

Pro forma	$14,017	$22,508
Earnings per share:
Basic:
As reported	$0.19	$0.25
Pro forma	$0.13	$0.22
Diluted:
As reported	$0.19	$0.24
Pro forma	$0.13	$0.21

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

Recent Accounting Pronouncements:

In September 2006, EITF issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007 (which is the fiscal year beginning June 1, 2008 for the Company). EITF 06-1 will be effective for the Company for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-1 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In July 2006, the EITF issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), which became effective for fiscal years beginning after December 15, 2006 (the fiscal year beginning June 1, 2007 for the Company). This

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

interpretation was issued to clarify the financial statement presentation requirements for taxes collected from customers and remitted to a government authority. Whether taxes are reported on a gross basis (included in revenue and costs) or on a net basis (excluded from revenues and costs), the accounting policy should be disclosed in the financial statement footnotes. The Company is currently evaluating the impact that the adoption of EITF 06-3 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, (the fiscal year beginning June 1, 2007 for the Company). with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

Note 2.	Discontinued Operations

On March 13, 2007, the Company sold its Dominican Republic operations to Trilogy for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS 144. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Fiscal Year Ended
	May 31,
	2007*	2006	2005

Revenue	$58,232	$83,978	$79,187
Income (loss) from discontinued operations	461	(3,617)	(722)
(Gain) Loss on disposition	(33,132)	—	—
Income tax expense	(5,907)	(3,321)	(3,250)

Net loss from discontinued operations	$(38,578)	$(6,938)	$(3,972)

*	The results for the fiscal year ended May 31, 2007 include the results of operations of Centennial Dominicana through the date of its sale on March 13, 2007.

On December 28, 2004, the Company sold its cable television operations in Puerto Rico to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS 144.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

	Fiscal Year Ended May 31,
	2006	2005*

Revenue	$—	$30,303
Income (loss) from discontinued operations	—	2,767
Gain on disposition	100	62,573
Income tax (expense) benefit	(35)	(59,348)

Net income from discontinued operations	$65	$5,992

*	The results for the fiscal year ended May 31, 2005 include the results of operations of Centennial Cable through the date of its sale on December 28, 2004.

Note 3.	Acquisitions and Dispositions

On May 9, 2007, the Company entered into a definitive agreement to purchase Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico. The transaction is expected to close in the third calendar quarter of 2007, subject to the satisfaction of customary closing conditions, including regulatory approval for the transfer of Islanet’s 2.5Ghz spectrum holdings.

On March 13, 2007, the Company sold its Dominican Republic operations to Trilogy (see Note 2).

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

In February 2005, the FCC’s auction of broadband PCS licenses ended and the Company was the highest bidder for the 10 MHz PCS license in the Lafayette, Indiana market which covers approximately 275,000 Pops. The purchase price for the license was $949 and the Company closed on the purchase during the fourth quarter of fiscal year ended May 31, 2005.

On December 28, 2004 the Company sold its wholly owned subsidiary, Centennial Cable (see Note 2 above).

In August 2004, the Company entered into a definitive agreement with AT&T Mobility (formerly Cingular Wireless) to acquire 10 MHz of PCS spectrum covering approximately 4.1 million Pops in Michigan and Indiana for an aggregate purchase price of $19,495. At the same time, the Company entered into a definitive agreement to sell to Verizon Wireless for $24,000 in cash the Indianapolis and Lafayette, Indiana licenses covering approximately 1.9 million Pops that the Company expected to acquire from AT & T Mobility. The Company consummated the transactions on October 1, 2004. The Company recorded a gain of $15,623, net of $25 of direct costs associated with the sale, which is included along with other miscellaneous items in gain on disposition of assets in the Consolidated

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Statements of Operations. The Company recorded a provision for income taxes of $6,028, which is included in income tax expense in the Consolidated Statements of Operations, related to this gain.

Note 4.	Equity Investments in Wireless Systems

As of May 31, 2007 the Company had no ownership interest in wireless systems accounted for by the equity method. As of May 31, 2006, the Company had a 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership.

On December 20, 2006, the Company disposed of its 14.29% limited partnership interest in the Pennsylvania RSA No. 6(I) Limited Partnership, representing approximately 30,100 Net Pops, for $7,100.

On February 16, 2006, the Company disposed of its investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

Note 5.	Supplementary Financial Information

Property, plant and equipment consists of the following:

	May 31,
	2007	2006

Land	$2,971	$2,971
Transmission and distribution systems and related equipment(1)	946,754	858,184
Miscellaneous equipment and furniture and fixtures	221,551	199,481
PCS phones	102,209	93,114

	1,273,485	1,153,750
Accumulated depreciation	(698,982)	(584,656)

Property, plant and equipment, net	$574,503	$569,094

(1)	Inclusive of assets recorded as capital leases of $66,898 and $57,001 for fiscal 2007 and 2006, respectively.

Depreciation expense was approximately $130,148, $120,289 and $196,082 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively. Depreciation expense includes the depreciation of assets recorded under capital leases.

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2007	2006

Accrued miscellaneous	$90,750	$64,570
Deferred revenue and customer deposits	29,884	29,074
Accrued interest payable	50,874	55,095
Accrued income taxes payable	20,016	35,032

Accrued expenses and other current liabilities	$191,524	$183,771

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 6.	Debt

Long-term debt consists of the following:

	May 31,
	2007	2006

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $2,785 and $3,280, respectively	347,215	346,720
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”)	45,000	145,000
Capital Lease Obligations	67,128	55,730
Financing Obligation — Tower Sale	12,222	12,603

Total Long-Term Debt	2,046,565	2,135,053
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,046,565	$2,135,053

Senior Secured Credit Facility

On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Corp (“CCOC”) and Centennial Puerto Rico Operations Corp (“CPROC”), as co-borrowers, entered into a $750,000 senior secured credit facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At May 31, 2007, approximately $150,000 was available under the revolving credit facility. If the remaining $45,000 of the 2008 Senior Subordinated Notes are not refinanced by June 15, 2008, the aggregate amount outstanding under the Senior Secured Credit Facility will become immediately due and payable.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 5.35% as of May 31, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

During the fiscal year ended May 31, 2007, the Company redeemed $100,000 of its 2008 Senior Subordinated Notes at face value with no prepayment penalties, which included approximately $47,355 from an affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder. Following the redemption, $45,000 of the Company’s 2008 Senior Subordinated Notes remained outstanding.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR (5.36% as of May 31, 2007) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2007, the Company has repurchased or redeemed $325,000 aggregate principal amount of such notes. An affiliate of Welsh Carson owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. Approximately $172,000 or 53%, of the $325,000 of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. At May 31, 2007, Welsh Carson owned $17,100 of these notes.

Derivative Financial Instruments

On March 1, 2005, the Company, through its wholly-owned subsidiary, CPROC, entered into an interest rate swap agreement (the “CPROC Swap”) to hedge variable interest rate risk on $250,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The swap became effective as of March 31, 2005 and expired March 30, 2007, and the fixed interest rate on the swap was 6.29%. On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap became effective March 30, 2007, the date that the original CPROC Swap expired, and will expire on March 31, 2008, at a fixed interest rate of 7.13%.

On December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 6.84%. On May 1, 2007, the Company entered into an interest rate collar agreement (the “May 2007 CCOC Collar”), through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The May 2007 CCOC Collar will become effective on December 31, 2007, the date that the CCOC Swap expires, and expire December 31, 2008. The May 2007 CCOC Collar has a fixed interest rate floor of 4.24% and a fixed interest rate cap of 5.35%.

On October 31, 2006, the Company entered into an interest rate collar agreement (the “CPROC Collar”), through its wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $35,500 of the Company’s

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CPROC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

On October 31, 2006, the Company entered into an interest rate collar agreement (the “CCOC Collar”), through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $25,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CCOC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

On April 12, 2007, the Company entered into an interest rate collar agreement (the “April 2007 CCOC Collar”), through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $39,500 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The April 2007 CCOC Collar became effective as of May 31, 2007 and expires May 31, 2008. The April 2007 CCOC Collar has a fixed interest rate floor of 4.95% and the fixed interest rate cap of 5.40%.

At May 31, 2007, $550,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.

At May 31, 2007, the fair value of the swaps and collars was approximately $1,560. The Company recorded an asset, which is included in other assets in the consolidated balance sheet, for the fair value of the swaps and collars. For the fiscal year ended May 31, 2007, the Company recorded $885, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at May 31, 2007.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2007 are summarized as follows:

May 31, 2008	$—
May 31, 2009	44,445
May 31, 2010	—
May 31, 2011	550,097
May 31, 2012	287
May 31, 2013 and thereafter	1,454,521

2,049,350
Less: unamortized discount	(2,785)

$2,046,565

Interest expense, as reflected on the consolidated financial statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2007, 2006 and 2005 was approximately $206,300 $169,114 and $147,642, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 7.	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and short-term debt approximate fair value because of the short-term maturity of these financial instruments. Fair value is determined by the most recently traded price of the security at the consolidated balance sheet date. The estimated fair value of the Company’s debt and derivative financial instruments is summarized as follows:

	May 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$2,046,565	$2,135,700	$2,135,053	$2,204,183
Derivative financial instruments:
Interest rate swap and collar agreements	$1,560	$1,560	$5,285	$5,285

Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap and collar agreements at May 31, 2007 and 2006 were estimated using a quote from the broker.

Note 8.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:

In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the current Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The Company does not intend to offer the Plan after the end of the current term. The number of shares purchased during the fiscal years ended May 31, 2007, 2006 and 2005 were 102,609, 79,641, and 86,908, respectively.

1999 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option issued under the 1999 Stock Option Plan is ten years. The term of each non-qualified stock option generally ranges between seven and ten years. The 1999 Stock Option Plan was amended in September 2001 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 12,000,000 shares. In connection with a special dividend paid in January 2006, certain adjustments to outstanding

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

options under the 1999 Stock Option Plan were made in accordance with the terms of such plan. As a result, the aggregate number of shares under the plan was automatically increased to 14,445,263. The 1999 Stock Option Plan was amended again in September 2006 to increase the number of shares of common stock of the Company authorized for issue thereunder by 3,000,000 shares to an aggregate of 17,445,263 shares. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

For any participant who owns shares possessing more than 10% of the voting rights of the outstanding common stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the shares subject to such option on the date of the grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board of Directors or committee granting such options determine when such options are granted. Options granted under the 1999 Stock Option Plan are generally not transferable by the holder. During the fiscal year ended May 31, 2007, no shares of restricted stock were issued under the 1999 Stock Option Plan. No restricted stock was outstanding as of May 31, 2007 and 2006.

A summary of the status of the Company’s stock options as of May 31, 2005, 2006 and 2007 and changes during the fiscal years then ended are presented below:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding, May 31, 2004	6,931,160	5.12
Granted	1,557,500	6.54
Exercised	(786,591)	4.50
Canceled/forfeited	(688,875)	5.77

Outstanding, May 31, 2005	7,013,194	5.44	6.28	54,171
Granted	3,118,500	10.32
Economic value adjustment to outstanding options	2,445,263	5.78
Exercised	(1,045,374)	4.84
Canceled/forfeited	(668,706)	8.00

Outstanding, May 31, 2006	10,862,877	4.97	5.73	17,696
Granted	3,659,500	9.73
Exercised	(1,613,611)	3.50
Canceled/forfeited	(651,567)	6.42

Outstanding, May 31, 2007	12,257,199	6.55	6.27	44,729

Vested and expected to vest at May 31, 2007	11,513,437	6.43	6.17	43,364

Options exercisable at May 31, 2005	3,343,561	$5.32	5.13	26,902
Options exercisable at May 31, 2006	4,737,350	$4.12	4.85	10,791
Options exercisable at May 31, 2007	6,059,436	$4.69	4.58	33,357

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

The following table summarizes information about options outstanding at May 31, 2007:

	Options Outstanding
		Weighted-Average
		Remaining		Options Exercisable
Range of	Options	Contractual	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$1.39-1.95	411,239	5.21	$1.84	411,239	$1.84
$2.77-4.67	4,552,212	4.42	3.32	3,657,128	3.21
$5.21-7.88	1,589,631	5.92	6.14	536,488	6.19
$8.34-9.45	2,294,591	5.08	8.63	1,382,055	8.57
$10.19-15.50	3,409,526	9.85	10.21	72,526	10.92

	12,257,199	6.27	$6.55	6,059,436	$4.69

The estimated weighted-average fair value of options granted during fiscal 2007, 2006 and 2005 were $6.59 per share, $6.06 per share and $5.15 per share, respectively. The total intrinsic value of options exercised during the years ended May 31, 2007, 2006, and 2005 was $7,086, $7,877, and $4,099, respectively.

The Company received cash from the exercise of stock options of $5,248, $5,079 and $3,554 during the fiscal years ended May 31, 2007, 2006, and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2,465, $2,852 and $1,388 for the years ended May 31, 2007, 2006 and 2005, respectively.

The fair value of options granted under the Company’s stock option plans during fiscal 2007, 2006 and 2005 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,
	2007	2006	2005

Expected volatility	59.7%-70.7%	68.2%-77.9%	115.2%-120.8%
Risk-free interest rate	4.4%-4.8%	4.3%-5.1%	3.5%-4.3%
Expected lives of option grants	4.5-6.25 years	4 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

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
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

A summary of the status and changes of the Company’s nonvested shares related to its equity incentive plans as of and during the fiscal year ended May 31, 2007 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at May 31, 2004	3,978	$4.32
Granted	1,369	5.19
Vested	(1,032)	6.04
Forfeited	(645)	3.93

Nonvested at May 31, 2005	3,670	4.37
Granted	2,224	5.28
Economic value adjustment to outstanding options	2,208	6.04
Vested	(1,524)	4.15
Forfeited	(452)	4.92

Nonvested at May 31, 2006	6,126	3.65
Granted	3,581	6.67
Vested	(2,826)	3.41
Forfeited	(683)	3.70

Nonvested at May 31, 2007	6,198	$5.49

As of May 31, 2007, there was approximately $27,339 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 3.3 years. The total fair value of shares vested was $9,647, $6,325 and $6,233 during the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

Special Dividend

On January 5, 2006 the Company paid a special cash dividend of $5.52 per share, or $578,480 in total, on its outstanding shares of common stock to its stockholders of record as of the close of business on December 30, 2005. To compensate holders of the Company’s outstanding common stock options for the loss in economic value of the options resulting from payment of the special cash dividend, the Company made a one-time cash payment to holders of the Company’s vested common stock options with an exercise price less than $13.22 of approximately $13,011 in total and made adjustments to decrease the exercise price and increase the number of shares of stock subject to the Company’s outstanding stock options. The adjustment resulted in an additional 2,445,263 shares subject to options at a weighted average exercise price of $5.78. The effect of the adjustments and the cash payments, taken together, provided each holder of outstanding stock options with the same economic value immediately after the time the Company’s common stock began trading ex-dividend as such holder had immediately prior to such time.

Retirement Plans

The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries in the United States and Puerto Rico. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the Company’s financial results and the approval of the compensation committee . Total expense under the plans was approximately $1,514, $1,172, and $2,008 for the fiscal years ended May 31, 2007, 2006, and 2005, respectively. The profit sharing component of the expense for

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

fiscal year ended May 31, 2005 was $726. There was no profit sharing component for the fiscal years ended May 31, 2007 and 2006.

Note 9.	Income Taxes

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments is as follows:

	Year Ended May 31,
	2007	2006	2005

Domestic	$9,542	$4,500	$50,006
Foreign	6,177	42,515	(27,107)

Total	$15,719	$47,015	$22,899

The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,
	2007	2006	2005

Current:
Federal	$1,398	$2,372	$921
State	2,647	(7,288)	3,676
Foreign	(2,420)	3,261	182

	$1,625	$(1,655)	$4,779

Deferred:
Federal	6,335	12,370	(15)
State	1,088	835	1,197
Foreign	(1,026)	8,647	(7,057)

	6,397	21,852	(5,875)

Total	$8,022	$20,197	$(1,096)

The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,
	2007	2006	2005

Computed tax expense (benefit) at federal statutory rate on the income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	$5,502	$16,455	$8,015
Reduction in Tax Reserves, net	(7,298)	(4,903)	(7,382)
State and local income tax provision (benefit), net of federal income tax benefit	2,513	1,685	2,207
Reduction in tax receivable	4,218	—	—
Foreign taxes and rate differential	3,257	6,433	(4,542)
Other	(170)	527	606

	$8,022	$20,197	$(1,096)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2007	2006

Deferred Tax Assets:
Tax loss and credit carryforwards	$106,175	$121,776
Capital loss carryforward	41,956	—
Bad debt reserve	3,083	2,749
Deferred income	2,355	3,354
Other	(351)	(971)
Valuation allowance	(93,084)	(68,809)

	60,134	58,099

Deferred Tax Liabilities:
Unrealized gain on interest rate swaps	675	2,570
Amortization of intangible assets	120,681	111,280
Depreciation of fixed assets	56,980	61,193

	178,336	175,043

Net deferred tax liabilities	$(118,202)	$(116,944)

At May 31, 2007, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,581 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $124,783. At May 31, 2006, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,008 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $122,952.

At May 31, 2007, the Company had approximately $109,971 of net operating loss carryforwards for federal income tax purposes, expiring from 2012 through 2027, approximately $28,014 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $674,902 of state tax net operating loss carryforwards, expiring from 2008 through 2021. A valuation allowance has been recorded against approximately $609,168 of the state net operating loss carryforwards.

During the fiscal year ended May 31, 2007, the company sold its Dominican Republic operations resulting in a capital loss of $41,956 which may be carried forward for five years. The company has set up a valuation allowance against the entire capital loss since it does not believe it is more likely than not that the loss will be utilized.

At May 31, 2007, the Company has U.S. federal minimum tax credit carryforwards of approximately $17,160 and Puerto Rico minimum tax credit carryforwards of approximately $557 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

The Company has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign operations based upon its determination that such earnings will be indefinitely reinvested. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided.

The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $1,356, $2,852 and $1,388 for the years ended May 31, 2007, 2006 and 2005, respectively.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the years ended May 31, 2007 and May 31, 2006 by $7,298 and $4,903, respectively, primarily attributable to the reduction in exposure due to the expiration of the statute of limitations and the settlement of various tax audits.

For the year ended May 31, 2007 the Company recorded an increase in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $1,895. For the year ended May 31, 2006 the Company recorded a decrease in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a debit to accumulated other comprehensive income, net of deferred taxes of approximately $2,570.

Note 10.	Related Party Transactions

At August 1, 2007, Welsh Carson and its affiliates held approximately 37.2% of the Company’s outstanding common stock, and The Blackstone Group and its affiliates held approximately 2.6% of the Company’s outstanding common stock. In January 1999, the Company entered into a stockholders’ agreement with Welsh Carson and The Blackstone Group, under which an affiliate of each of Welsh Carson and The Blackstone Group receives an annual monitoring fee of approximately $450 and $300, respectively. The Company recorded expenses of $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2007, 2006 and 2005. At May 31, 2007 and 2006, $125 of such amounts were recorded within payable to affiliates in the Company’s consolidated balance sheets.

During the fiscal years ended May 31, 2003 and 2002, an affiliate of Welsh Carson, purchased in open market transactions approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. On September 24, 2002, the Company entered into an indemnification agreement with the Welsh Carson affiliate pursuant to which the Welsh Carson affiliate agreed to indemnify the Company in respect of taxes which may become payable by the Company as a result of these purchases. In connection with these transactions, the Company recorded a $15,925 income tax payable included in accrued expenses and other current liabilities, and a corresponding amount due from the Welsh Carson affiliate that was included in prepaid expenses and other current assets. As of May 31, 2007, the Company has reversed the entire $15,925 previously recorded in income tax payable and due from the Welsh Carson affiliate as a result of the expiration of the statute of limitations in respect of taxes which may become payable by the Company related to the bonds purchased.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 11.	Commitments and Contingencies

Legal Proceedings:

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co., against each of the members of the Company’s board of directors, certain stockholders of the Company (affiliates of Welsh Carson and The Blackstone Group) (the “Defendants”) and the Company, as a nominal defendant. The suit alleges, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which the Company issued $550,000 of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleges that the stockholder defendants were unjustly enriched by the payment of the dividend to the detriment of the Company because, among other things, of the increase in the Company’s debt caused by the recapitalization. The suit also alleges waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint seeks damages against the defendants for the benefit of the Company, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants believe the lawsuit is without merit and intend to defend the lawsuit vigorously, and have filed a motion to dismiss the lawsuit. A decision on the motion to dismiss is expected by the end of 2007.

The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiff renewed its motion seeking class action status in December 2004. In 2006, another new judge was assigned to the case. The decision of the court with respect to class certification is still pending. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

In 2001, the Company’s previously sold Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $20,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected in the next 12 months. In connection with the sale of Centennial Dominicana (see note 2), the Company has agreed to indemnify Trilogy with respect to liabilities arising as a result of the ITI litigation. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

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

Additionally, during both fiscal years ended May 31, 2004 and 2003, the Company entered into sale-leaseback transactions where the Company sold telecommunication towers and leased back the same telecommunications towers. As a result of provisions in the sale and lease-back agreements that provide for continuing involvement by the Company, the Company accounted for the sale and lease-back of certain towers as a finance obligation. For the sale and lease-back of towers determined to have no continuing involvement, sale-leaseback accounting has been followed. The Company has recognized a deferred gain on the sale of such telecommunications towers and is accounting for substantially all of its leases under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers.

As of May 31, 2007, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2008	$29,951	$1,293	$28,658	$7,902
May 31, 2009	28,027	1,051	26,976	8,185
May 31, 2010	25,504	851	24,653	8,441
May 31, 2011	20,941	591	20,350	8,704
May 31, 2012	17,063	154	16,909	8,985
May 31, 2013 and thereafter	142,801	10	142,791	207,408

Total minimum lease payments	$264,287	$3,950	$260,337	249,625

Less amount representing interest				(170,275)

Present value of net minimum lease payments				$79,350

Rent expense under operating leases was approximately $36,259, $32,605 and $27,596 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of May 31, 2007 the Company has paid approximately $30,884 in connection with this agreement.

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
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$31,157	$—	$63,583	$—	$—	$94,740
Accounts receivable, net	41,999	—	46,293	—	—	88,292
Inventory — phones and accessories, net	11,641	—	19,983	—	—	31,624
Prepaid expenses and other current assets	11,856	—	6,401	—	—	18,257
Assets held for sale	—	—	—	—	—	—

Total current assets	96,653	—	136,260	—	—	232,913
Property, plant & equipment, net	249,297	—	325,206	—	—	574,503
Equity investments in wireless systems, net	—	—	—	—	—	—
Debt issuance costs	15,288	—	27,584	—	—	42,872
Restricted cash	5,926	—	—	—	—	5,926
U.S. wireless licenses	—	—	398,783	—	—	398,783
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	934,484	611,390	(763,155)	(782,719)	—
Other assets, net	5,777	—	2,861	—	—	8,638

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,183	$—	$6,656	$—	$—	$20,839
Accrued expenses and other current liabilities	89,143	—	102,381	—	—	191,524
Payable to affiliates	—	—	125	—	—	125
Liabilities held for sale	—	—	—	—	—	—

Total current liabilities	103,326	—	109,162	—	—	212,488
Long-term debt	792,985	636,395	69,970	547,215	—	2,046,565
Deferred income taxes	4,422	—	120,361	—	—	124,783
Other liabilities	5,469	—	11,054	—	—	16,523
Intercompany	11,319	1,041,540	1,149,938	(226,815)	(1,975,982)	—
Minority interest in subsidiaries	—	—	4,293	—	—	4,293
Redeemable preferred stock	587,938	—	(9,300)	—	(578,638)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,069	—	1,069
Additional paid-in capital	(818,497)	—	818,497	19,832	—	19,832
Accumulated (deficit) equity	(310,074)	(744,095)	(717,732)	(1,103,379)	1,771,901	(1,103,379)
Accumulated other comprehensive loss	240	644	—	—		884

	(1,128,331)	(743,451)	100,765	(1,082,478)	1,771,901	(1,081,594)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,128,331)	(743,451)	100,765	(1,083,555)	1,771,901	(1,082,671)

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$387,405	$—	$528,560	$—	$(4,069)	$911,896

Costs and expenses:
Cost of services	70,510	—	103,867	—	(1,981)	172,396
Cost of equipment sold	35,178	—	89,779	—	—	124,957
Sales and marketing	39,887	—	55,087	—	—	94,974
General and administrative	91,416	—	84,883	—	(2,088)	174,211
Depreciation and amortization	65,884	—	64,505	—	—	130,389
Loss (gain) on disposition of assets	1,764	—	(420)	—	—	1,344

	304,639	—	397,701	—	(4,069)	698,271

Operating income	82,766	—	130,859	—	—	213,625

Income (loss) from investments in subsidiaries	—	(31,619)	(30,181)	(31,619)	93,419	—
Interest expense, net	(102,923)	(66,814)	27,650	(59,559)	—	(201,646)
Loss on extinguishment of debt	—	—	(990)	—	—	(990)
Other (expense) income	—	—	4,730	—	—	4,730
Gain on sale of equity investment	—	—	—	—	—	—
Intercompany interest allocation	—	66,814	(126,373)	59,559	—	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(20,157)	(31,619)	5,695	(31,619)	93,419	15,719
Income tax expense	(10,024)	—	2,002	—	—	(8,022)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(30,181)	(31,619)	7,697	(31,619)	93,419	7,697
Minority interest in income of subsidiaries	—	—	(1,542)	—	—	(1,542)
Income from equity investments	—	—	804	—	—	804

(Loss) income from continuing operations	(30,181)	(31,619)	6,959	(31,619)	93,419	6,959
Income from discontinued operations	—	—	(38,578)	—	—	(38,578)

Net (loss) income	$(30,181)	$(31,619)	$(31,619)	$(31,619)	$93,419	$(31,619)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(30,181)	$(31,619)	$(31,619)	$(31,619)	$93,419	$(31,619)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,884	—	71,678	—	—	137,562
Stock-based compensation	4,363	—	4,210	—	—	8,573
Excess tax benefits from stock-based compensation	—	—	(1,288)	—	—	(1,288)
Minority interest in loss of subsidiaries	—	—	1,542	—	—	1,542
Distributions paid to minority interest	—	—	(479)	—	—	(479)
Income from equity investments	—	—	(804)	—	—	(804)
Equity in undistributed earnings of subsidiaries	—	(31,619)	(30,181)	(31,619)	93,419	—
Distribution received from equity investment	—	—	386	—	—	386
Loss (gain) on disposition of assets	1,764	—	31,669	—	—	33,433
Gain on sale of equity investment	—	—	(4,730)	—	—	(4,730)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	18,893	264,379	93,802	41,396	(419,904)	(1,434)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,723	201,141	134,186	(21,842)	(233,066)	141,142

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	40	—	322	—	—	362
Proceeds from the sale of discontinued operations	—	—	83,298	—	—	83,298
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,925)	—	—	(14,925)
Capital expenditures	(55,248)	—	(63,986)	—	—	(119,234)
Proceeds from the sale of equity investment	—	—	7,100	—	—	7,100

NET CASH USED IN INVESTING ACTIVITIES	(55,208)	—	9,309	—	—	(45,899)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt, net of discount	—	—	—		—	—
Payment of dividend	—	—	—		—	—
Repayment of debt		(100,488)	(1,334)		—	(101,822)
Debt issuance costs paid	(278)	(284)	—		—	(562)
Proceeds from the exercise of employee stock options	—	—	—	5,248	—	5,248
Excess tax benefits from stock-based compensation	—	—	1,288		—	1,288
Proceeds from issuance of common stock under employee stock purchase plan	—	—		461		461
Cash received from (paid to) affiliates	(209)	(100,369)	(148,621)	16,133	233,066	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(487)	(201,141)	(148,667)	21,842	233,066	(95,387)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,028		(5,172)	—		(144)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,157	$—	$63,583	$—	$—	$94,740

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
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
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$397,052	$—	$473,007	$—	$(4,978)	$865,081

Costs and expenses:
Cost of services	69,131	—	94,869	—	(4,006)	159,994
Cost of equipment sold	29,052	—	77,532	—	—	106,584
Sales and marketing	34,812	—	55,429	—	—	90,241
General and administrative	94,324	—	83,268	—	(972)	176,620
Depreciation and amortization	62,853	—	57,676	—	—	120,529
Loss (gain) on disposition of assets	700	—	(380)	—	—	320

	290,872	—	368,394	—	(4,978)	654,288

Operating income	106,180	—	104,613	—	—	210,793

Income (loss) from investments in subsidiaries	—	20,244	(11,438)	20,244	(29,050)	—
Interest expense, net	(102,367)	(65,378)	(7,470)	(25,665)	37,200	(163,680)
Loss on extinguishment of debt	(750)	—	—	—	—	(750)
Other (expense) income	(2,535)	—	2,535	—	—	—
Gain on sale of equity investment	—	—	652	—	—	652
Intercompany interest allocation	—	65,378	(53,843)	25,665	(37,200)	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	528	20,244	35,049	20,244	(29,050)	47,015
Income tax expense	(11,966)	—	(8,231)	—	—	(20,197)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(11,438)	20,244	26,818	20,244	(29,050)	26,818
Minority interest in income of subsidiaries	—	—	(784)	—	—	(784)
Income from equity investments	—	—	1,083	—	—	1,083

(Loss) income from continuing operations	(11,438)	20,244	27,117	20,244	(29,050)	27,117
Discontinued operations:
Income from discontinued operations	—	—	(6,873)	—	—	(6,873)

Net (loss) income	$(11,438)	$20,244	$20,244	$20,244	$(29,050)	$20,244

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
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
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2005
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$386,622	$—	$426,067	$—	$(6,253)	$806,436

Costs and expenses:
Cost of services	61,529	—	72,701	—	(4,284)	129,946
Cost of equipment sold	25,486	—	64,209	—	—	89,695
Sales and marketing	37,831	—	45,895	—	—	83,726
General and administrative	81,685	—	68,624	—	(1,969)	148,340
Depreciation and amortization	142,737	—	49,443	—	—	192,180
Loss (gain) on disposition of assets	1,346	—	(15,813)	—	—	(14,467)

	350,614	—	285,059	—	(6,253)	629,420

Operating income	36,008	—	141,008	—	—	177,016

Income (loss) from investments in subsidiaries	—	25,621	(52,313)	25,621	1,071	—
Interest expense, net	(100,523)	(145,041)	100,499	—	—	(145,065)
Loss on extinguishment of debt	—	(9,052)	—	—	—	(9,052)
Other expense	(1,836)	—	1,836	—	—	—
Intercompany interest allocation	—	154,093	(154,093)	—	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(66,351)	25,621	36,937	25,621	1,071	22,899
Income tax benefit (expense)	14,038	—	(12,942)	—	—	1,096

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(52,313)	25,621	23,995	25,621	1,071	23,995
Minority interest in income of subsidiaries	—	—	(934)	—	—	(934)
Income from equity investments	—	—	540	—	—	540

(Loss) income from continuing operations	(52,313)	25,621	23,601	25,621	1,071	23,601

Discontinued operations:
Income	—	—	2,045	—	—	2,045
Gain on disposition			62,573	—	—	62,573
Tax expense	—	—	(62,598)	—	—	(62,598)

Income from discontinued operations	—	—	2,020	—	—	2,020

Net (loss) income	$(52,313)	$25,621	$25,621	$25,621	$1,071	$25,621

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
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
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 13.	Segment Information

The Company’s consolidated financial statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net (loss) income before (loss) income from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, loss on extinguishment of debt, gain on sale of equity investment, interest expense, net, (loss) gain on disposition of assets, strategic alternatives/recapitalization costs, stock based compensation expense and depreciation and amortization.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2007, 2006 and 2005 is as follows:

	Fiscal Year Ended May 31,
	2007	2006	2005

U.S. wireless
Service revenue	$392,048	$336,474	$323,420
Roaming revenue	65,480	79,424	56,810
Equipment sales	41,043	28,461	18,800

Total revenue	498,571	444,359	399,030
Adjusted operating income	184,658	160,634	167,713
Total assets	1,807,792	1,889,939	1,862,110
Capital expenditures	56,641	58,375	74,720
Puerto Rico wireless
Service revenue	$283,135	$301,526	$295,084
Roaming revenue	4,602	2,222	1,918
Equipment sales	14,401	10,371	9,364

Total revenue	302,138	314,119	306,366
Adjusted operating income	101,659	127,031	128,710
Total assets	271,242	412,398	498,025
Capital expenditures	36,763	48,711	64,057
Puerto Rico broadband
Switched revenue	$54,267	$51,437	$46,568
Dedicated revenue	61,389	54,962	50,641
Other revenue	7,185	10,556	13,701

Total revenue	122,841	116,955	110,910
Adjusted operating income	67,763	63,313	58,306
Total assets	193,286	719,165	687,028
Capital expenditures	21,805	27,334	23,123
Eliminations
Total revenue(1)	$(11,654)	$(10,352)	$(9,870)
Total assets(2)	(950,339)	(1,585,609)	(1,600,423)
Consolidated
Total revenue	$911,896	$865,081	$806,436
Adjusted operating income	354,080	350,978	354,729
Total assets	1,321,981	1,435,893	1,446,740
Capital expenditures	115,209	134,420	161,900

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,
	2007	2006	2005

Adjusted operating income	$354,080	$350,978	$354,729
Depreciation and amortization	(130,389)	(120,529)	(192,180)
Stock based compensation expense	(8,437)	—	—
Strategic alternatives/recapitalization costs	(285)	(19,336)	—
(Loss) gain on disposition of assets	(1,344)	(320)	14,467

Operating income	213,625	210,793	177,016
Interest expense, net	(201,646)	(163,680)	(145,065)
Gain on sale of equity investment	4,730	652	—
Loss on extinguishment of debt	(990)	(750)	(9,052)
Income tax expense	(8,022)	(20,197)	1,096
Minority interest in income of subsidiaries	(1,542)	(784)	(934)
Income from equity investments	804	1,083	540

Income from continuing operations	6,959	27,117	23,601
(Loss) income from discontinued operations	(38,578)	(6,873)	2,020

Net (loss) income	$(31,619)	$20,244	$25,621

Note 14.  Subsequent Events

On August 1, 2007, affiliates of The Blackstone Group advised the Company that they distributed 9,172,043 shares of the Company’s common stock to their partners. Immediately following the distribution, affiliates of The Blackstone Group held approximately 2,777,968 shares of the Company’s common stock, representing approximately 2.6% of its outstanding common stock.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

Note 15.  Quarterly Financial Information (unaudited)

Provided below is summarized quarterly financial data:

	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2006	2006	2007	2007

Revenue	$225,401	$229,202	$229,112	$228,181
Operating income	57,498	52,581	50,389	53,157
Income tax (expense) benefit	(7,081)	48	(4,252)	3,263
(Loss) income from continuing operations	(252)	1,000	321	5,890
Net loss from discontinued operations	(1,907)	(34,352)	(1,669)	(650)
Net (loss) income	(2,159)	(33,352)	(1,348)	5,240
Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.00	$0.01	$0.00	$0.06
(Loss) per share from discontinued operations	(0.02)	(0.33)	(0.01)	(0.01)

Net (loss) income per share	$(0.02)	$(0.32)	$(0.01)	$0.05
Diluted
Earnings per share from continuing operations	$0.00	$0.01	$0.00	$0.05
(Loss) per share from discontinued operations	(0.02)	(0.32)	(0.01)	(0.01)

Net (loss) income per share	$(0.02)	$(0.31)	$(0.01)	$0.04

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2005	2005	2006	2006

Revenue	$215,119	$216,029	$212,699	$221,234
Operating income	60,523	58,739	33,766	57,767
Income tax (expense) benefit	(11,837)	(14,430)	8,274	(2,204)
Income (loss) from continuing operations	14,577	9,930	(2,699)	5,309
Net income (loss) from discontinued operations	98	(1,687)	(3,361)	(1,923)
Net income (loss)	14,675	8,243	(6,060)	3,386
Earnings (loss) per share:
Basic
Earnings (loss) per share from continuing operations	$0.14	$0.10	$(0.03)	$0.05
Earnings (loss) per share from discontinued operations	(0.00)	(0.02)	(0.03)	(0.02)

Net income (loss) per share	$0.14	$0.08	$(0.06)	$0.03
Diluted
Earnings (loss) per share from continuing operations	$0.14	$0.09	$(0.03)	$0.05
(Loss) earnings per share from discontinued operations	(0.00)	(0.01)	(0.03)	(0.02)

Net income (loss) per share	$0.14	$0.08	$(0.06)	$0.03

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning of	costs and	other		at end of
	fiscal Year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2007 Allowance for Doubtful Accounts	$5,441	$13,475	$43	$(11,388)	$7,571

Reserve for Inventory Obsolescence	$1,398	$811	$	$(656)	$1,553

Fiscal year ended May 31, 2006 Allowance for Doubtful Accounts	$4,631	$7,936	$153	$(7,279)	$5,441

Reserve for Inventory Obsolescence	$3,530	$304	$	$(2,436)	$1,398

Fiscal year ended May 31, 2005 Allowance for Doubtful Accounts	$4,272	$5,332	$(66)	$(4,907)	$4,631

Reserve for Inventory Obsolescence	$2,354	$2,078	$42	$(944)	$3,530

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/ Michael J. Small
Michael J. Small
Chief Executive Officer and Director
Dated August 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Small Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2007

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2007

/s/ Francis P. Hunt Francis P. Hunt	Senior Vice President and Controller (Principal Accounting Officer)	August 9, 2007

/s/ Thomas E. McInerney Thomas E. McInerney	Chairman, Board of Directors	August 9, 2007

/s/ Darren C. Battistoni Darren C. Battistoni	Director	August 9, 2007

/s/ Anthony J. de Nicola Anthony J. de Nicola	Director	August 9, 2007

/s/ James P. Pellow James P. Pellow	Director	August 9, 2007

/s/ Raymond Ranelli Raymond Ranelli	Director	August 9, 2007

/s/ Robert D. Reid Robert D. Reid	Director	August 9, 2007

/s/ Scott N. Schneider Scott N. Schneider	Director	August 9, 2007

/s/ J. Stephen Vanderwoude J. Stephen Vanderwoude	Director	August 9, 2007