Form 10-Q
period 2007-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2007-10-04
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
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

Common Stock — 107,450,739 outstanding shares as of September 28, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	August 31,	May 31,
	2007	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,681	$94,740
Accounts receivable, less allowance for doubtful accounts of $8,248 and $7,571, respectively	93,095	88,292
Inventory — phones and accessories, net	26,300	31,624
Prepaid expenses and other current assets	21,163	18,257

Total Current Assets	252,239	232,913
Property, plant and equipment, net	566,992	574,503
Debt issuance costs, less accumulated amortization of $27,323 and $25,295, respectively	40,844	42,872
Restricted cash	6,264	5,926
U.S. wireless licenses	398,783	398,783
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,430	3,490
Other assets	4,955	5,148

TOTAL ASSETS	$1,331,853	$1,321,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	29,852	$20,839
Accrued expenses and other current liabilities	161,719	191,524
Payable to affiliates	75	125

Total Current Liabilities	191,646	212,488
Long-term debt	2,047,789	2,046,565
Deferred income taxes	129,573	124,783
Other liabilities	30,968	16,523
Minority interest in subsidiaries	4,445	4,293
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 107,324,033 and 106,899,286 shares, respectively; and outstanding 107,253,530 and 106,828,783 shares, respectively	1,073	1,069
Additional paid-in capital	24,559	19,832
Accumulated deficit	(1,097,417)	(1,103,379)
Accumulated other comprehensive income (loss)	294	884

	(1,071,491)	(1,081,594)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,072,568)	(1,082,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,331,853	$1,321,981

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	August 31,	August 31,
	2007	2006

REVENUE:
Service revenue	$234,359	$213,036
Equipment sales	13,611	12,365

	247,970	225,401

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	46,574	43,242
Cost of equipment sold	31,522	28,684
Sales and marketing	25,586	22,678
General and administrative	47,306	40,876
Depreciation and amortization	33,356	32,218
Loss on disposition of assets	349	205

	184,693	167,903

Operating income	63,277	57,498

Interest expense, net	(48,584)	(50,714)
Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	14,693	6,784
Income tax expense	(8,261)	(7,081)

Income (loss) from continuing operations before minority interest in income of subsidiaries and income from equity investments	6,432	(297)
Minority interest in income of subsidiaries	(152)	(208)
Income from equity investments	—	253

Income (loss) from continuing operations	6,280	(252)
Discontinued operations:
Loss	—	(1,365)
Loss on disposition	(514)	—
Income tax expense	—	(542)

Net loss from discontinued operations	(514)	(1,907)

Net income (loss)	$5,766	$(2,159)

Earnings (loss) per share:
Basic
Earnings (loss) per share from continuing operations	$0.06	$0.00
Loss per share from discontinued operations	0.00	(0.02)

Net income (loss) per share	$0.06	$(0.02)

Diluted
Earnings (loss) per share from continuing operations	$0.06	$0.00
Loss per share from discontinued operations	0.00	(0.02)

Net income (loss) per share	$0.06	$(0.02)

Weighted-average number of shares outstanding:
Basic	107,062	105,211

Diluted	110,011	105,211

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$5,766	$(2,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,356	35,817
Stock-based compensation	3,055	2,106
Excess tax benefits from stock-based compensation	(526)	(43)
Minority interest in income of subsidiaries	152	208
Income from equity investments	—	(253)
Distributions received from equity investments	—	215
Loss on disposition of assets	349	205
Changes in assets and liabilities	(7,382)	(27,581)

Net cash provided by operating activities	34,770	8,515

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	7	316
Acquisition of minority interest, net	—	(2,500)
Capital expenditures	(19,996)	(16,862)

Net cash used in investing activities	(19,989)	(19,046)

FINANCING ACTIVITIES:
Repayment of debt	(467)	(436)
Proceeds from the exercise of stock options	1,805	210
Proceeds from issuance of common stock under employee stock purchase plan	296	461
Excess tax benefits from stock-based compensation	526	43

Net cash provided by financing activities	2,160	278

Net increase (decrease) in cash and cash equivalents	16,941	(10,253)
Cash and cash equivalents, beginning of period	94,740	94,884

Cash and cash equivalents, end of period	$111,681	$84,631

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$62,568	$67,698

Income taxes	$357	$740

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$989	$2,536

Acquisition of minority interest included in accrued expenses and other current liabilities	$—	$1,000

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2007 Annual Report on Form 10-K, filed on August 9, 2007, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of August 31, 2007 and the results of its consolidated operations and consolidated cash flows for the three month periods ended August 31, 2007 and 2006.

NOTE 2.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

The following table presents the intangible assets not subject to amortization:

	As of	As of
	August 31, 2007	May 31, 2007

U.S. wireless licenses	$398,783	$398,783
Puerto Rico wireless licenses	54,159	54,159

Total	$452,942	$452,942

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. While wireless licenses are issued for only a fixed time, generally ten years, the U.S. wireless and Puerto Rico wireless licenses are subject to renewal by the Federal Communications Commission (“FCC”). Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the SEC “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents other intangible assets subject to amortization:

		As of August 31, 2007		As of May 31, 2007
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Cable facility	25 years	6,000	2,570	6,000	2,510

Other intangible assets amortization expense was $60 for the three months ended August 31, 2007. Based solely on the finite lived intangible assets existing at August 31, 2007, amortization expense is estimated to be $180 for the remainder of fiscal 2008 and $240 per fiscal year for each of the next five fiscal years.

Goodwill

The goodwill balance in the Puerto Rico broadband segment was $4,187 at August 31, 2007 and May 31, 2007.

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of	As of
	August 31, 2007	May 31, 2007

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $2,660 and $2,785, respectively	347,340	347,215
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	45,000	45,000
Capital Lease Obligations	68,329	67,128
Financing Obligation — Tower Sale	12,120	12,222

Total Long-Term Debt	2,047,789	2,046,565
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,047,789	$2,046,565

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At August 31, 2007, approximately $150,000 was available under the revolving credit facility.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 5.37% as of August 31, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR (5.35% as of August 31, 2007) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

In December 1998, the Company and CCOC issued $370,000 of 10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”). CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of August 31, 2007, the Company has repurchased or redeemed $325,000 aggregate principal amount of such notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. Approximately $172,000, or 53%, of the $325,000 of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. At August 31, 2007, Welsh Carson owned $17,100 of these notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

On December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective on March 31, 2006, and will expire on December 31, 2007. The fixed interest rate on the CCOC Swap is 6.84%. On May 1, 2007, the Company entered into an interest rate collar agreement (the “May 2007 CCOC Collar”), through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The May 2007 CCOC Collar will become effective on December 31, 2007, the date that the CCOC Swap expires, and expire on December 31, 2008. The May 2007 CCOC Collar has a fixed interest rate floor of 4.24% and a fixed interest rate cap of 5.35%.

On March 10, 2006, the Company, through its wholly owned subsidiary, CPROC, entered into an agreement to hedge variable interest rate risk on $250,000 of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap became effective March 30, 2007 and will expire on March 31, 2008, at a fixed interest rate of 7.13%.

On October 31, 2006, the Company entered into an interest rate collar agreement (the “CPROC Collar”), through its wholly-owned subsidiary, CPROC, to hedge variable interest rate risk on $35,500 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CPROC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CPROC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

On October 31, 2006, the Company entered into an interest rate collar agreement (the “CCOC Collar”) , through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $25,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CCOC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

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

At August 31, 2007, $550,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.

At August 31, 2007, the fair value of the swaps and collars was approximately $520. The Company recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the three months ended August 31, 2007, the Company recorded $294, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at August 31, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at August 31, 2007 are summarized as follows:

August 31, 2008	$—
August 31, 2009	44,546
August 31, 2010	16
August 31, 2011	550,125
August 31, 2012	328
August 31, 2013 and thereafter	1,455,434

2,050,449
Unamortized discount	(2,660)

$2,047,789

Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2007 and 2006 was approximately $49,739 and $51,753, respectively.

NOTE 4.	TAXES

In accordance with SFAS No. 109, Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended August 31,2007 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 54.5%.

The Company’s effective tax rate of 54.5% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit.

On June 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which provides clarification with respect to the accounting for uncertainty in income taxes, contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Tax positions are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves in accordance with FIN 48.

As a result of the implementation of FIN 48, the Company decreased the liability for net unrecognized tax benefits by $196, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $196. The total amount of gross unrecognized tax benefits as of the date of adoption was $15,100. These gross unrecognized tax benefits would affect the effective tax rate if recognized.

The Company’s policy to include interest related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $1,500 for the payment of interest relating to unrecognized tax benefits. During the three months ended August 31, 2007, the Company recorded approximately $249 in potential interest associated with uncertain tax positions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to US federal income tax examinations for years before 2003 and generally, is no longer subject to states and foreign income tax examinations by tax authorities for years before 2002. The Company’s income tax returns are not currently under examination in any taxing jurisdiction.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will increase by approximately $1,700 within the next 12 months. The increase is primarily related to additional foreign and state taxes and interest accruals net of any expiring statutes of limitations.

NOTE 5.	DISCONTINUED OPERATIONS

On March 13, 2007, the Company sold its wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition has been accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Three Months Ended
	August 31,
	2007	2006

Revenue	$—	$18,836
Loss from discontinued operations	—	(1,365)
Loss on disposition	(514)	—
Income tax expense	—	(542)

Net loss from discontinued operations	$(514)	$(1,907)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007 (which is the fiscal year beginning June 1, 2008 for the Company). EITF 06-1 will be effective for the Company for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-1 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

NOTE 7.	ACQUISITIONS AND DISPOSITIONS

On September 18, 2007, the Company completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES

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

The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. The settlement, which requires court approval, has not yet been presented to the court for preliminary or final approval on a class basis. Damages payable by the Company could be significant, although the Company does not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of August 31, 2007, the Company has paid approximately $34,153 in connection with this agreement.

NOTE 9.	SEGMENT INFORMATION

The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, interest expense, net, loss on disposition of assets, strategic alteratives/recapitalization costs, stock-based compensation expense and depreciation and amortization.

The results of operations presented below exclude Centennial Dominicana due to its classification as a discontinued operation (see Note 5). Prior to the classification of Centennial Dominicana as a discontinued

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation, the results of its operations were included in the Puerto Rico Wireless Segment (previously the Caribbean Wireless Segment) and the Puerto Rico Broadband Segment (previously the Caribbean Broadband Segment).

Information about the Company’s operations in its three business segments as of, and for the three months ended, August 31, 2007 and 2006 is as follows:

	Three Months Ended
	August 31,
	2007	2006

U.S. WIRELESS
Service revenue	$109,340	$91,709
Roaming revenue	17,952	19,322
Equipment sales	10,312	9,390

Total revenue	137,604	120,421
Adjusted operating income	53,139	43,691
Total assets	1,817,248	1,904,084
Capital expenditures	7,051	5,403
PUERTO RICO WIRELESS
Service revenue	$76,904	$73,098
Roaming revenue	1,136	1,467
Equipment sales	3,298	2,975

Total revenue	81,338	77,540
Adjusted operating income	28,693	31,613
Total assets	275,567	386,158
Capital expenditures	7,473	7,229
PUERTO RICO BROADBAND
Switched revenue	$13,602	$13,835
Dedicated revenue	16,274	14,452
Other revenue	2,128	2,024

Total revenue	32,004	30,311
Adjusted operating income	18,205	16,849
Total assets	195,019	727,278
Capital expenditures	5,472	3,743
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(2,976)	$(2,871)
Total assets(2)	(955,981)	(1,584,023)
CONSOLIDATED
Total revenue	$247,970	$225,401
Adjusted operating income	100,037	92,153
Total assets	1,331,853	1,433,497
Capital expenditures	19,996	16,375

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net income (loss):

	Three Months Ended
	August 31,
	2007	2006

Adjusted operating income	$100,037	$92,153
Depreciation and amortization	(33,356)	(32,218)
Stock-based compensation expense	(3,055)	(1,949)
Strategic alternatives/recapitalization costs	—	(283)
Loss on disposition of assets	(349)	(205)

Operating income	63,277	57,498
Interest expense, net	(48,584)	(50,714)
Income tax expense	(8,261)	(7,081)
Minority interest in income of subsidiaries	(152)	(208)
Income from equity investments	—	253

Income (loss) from continuing operations	6,280	(252)
Loss from discontinued operations	(514)	(1,907)

Net income (loss)	$5,766	$(2,159)

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of August 31, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$36,156	$—	$75,525	$—	$—	$111,681
Accounts receivable, net	40,505	—	52,590	—	—	93,095
Inventory — phones and accessories, net	12,103	—	14,197	—	—	26,300
Prepaid expenses and other current assets	14,497	—	6,666	—	—	21,163

Total current assets	103,261	—	148,978	—	—	252,239
Property, plant & equipment, net	247,469	—	319,523	—	—	566,992
Debt issuance costs	14,578	—	26,266	—	—	40,844
Restricted Cash	6,264	—	—	—	—	6,264
U.S. wireless licenses	—	—	398,783	—	—	398,783
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	940,250	610,251	(757,389)	(793,112)	—
Other assets	5,970	—	2,415	—	—	8,385

Total	$381,729	$940,250	$1,560,375	$(757,389)	$(793,112)	$1,331,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$17,530	$—	$12,322	$—	$—	$29,852
Accrued expenses and other current liabilities	78,267	—	83,452	—	—	161,719
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	95,797	—	95,849	—	—	191,646
Long-term debt	793,063	636,395	70,991	547,340	—	2,047,789
Deferred income taxes	2,854	—	126,719	—	—	129,573
Other liabilities	5,523	—	25,445	—	—	30,968
Intercompany	16,883	1,041,890	1,130,476	(231,867)	(1,957,382)	—
Minority interest in subsidiaries	—	—	4,445	—	—	4,445
Redeemable preferred stock	597,238	—	—	—	(597,238)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,073	—	1,073
Additional paid-in capital	(818,499)	—	818,499	24,559	—	24,559
Accumulated (deficit) equity	(311,213)	(738,329)	(711,966)	(1,097,417)	1,761,508	(1,097,417)
Accumulated other comprehensive income	83	294	(83)	—	—	294

	(1,129,629)	(738,035)	106,450	(1,071,785)	1,761,508	(1,071,491)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,129,629)	(738,035)	106,450	(1,072,862)	1,761,508	(1,072,568)

Total	$381,729	$940,250	$1,560,375	$(757,389)	$(793,112)	$1,331,853

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$103,165	$—	$178,678	$—	$(33,873)	$247,970

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	18,807	—	28,511	—	(744)	46,574
Cost of equipment sold	8,242	—	23,280	—	—	31,522
Sales and marketing	10,459	—	15,127	—	—	25,586
General and administrative	23,922	—	56,513	—	(33,129)	47,306
Depreciation and amortization	16,386	—	16,970	—	—	33,356
Loss (gain) on disposition of assets	438	—	(89)	—	—	349

	78,254	—	140,312	—	(33,873)	184,693

Operating income	24,911	—	38,366	—	—	63,277

Income (loss) from investments in subsidiaries	—	5,766	(1,139)	5,766	(10,393)	—
Interest expense, net	(26,161)	14,446	(21,716)	(15,153)	—	(48,584)
Intercompany interest allocation	—	(14,446)	(707)	15,153	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(1,250)	5,766	14,804	5,766	(10,393)	14,693
Income tax benefit (expense)	111	—	(8,372)	—	—	(8,261)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(1,139)	5,766	6,432	5,766	(10,393)	6,432
Minority interest in income of subsidiaries	—	—	(152)	—	—	(152)

(Loss) income from continuing operations	(1,139)	5,766	6,280	5,766	(10,393)	6,280
Loss from discontinued operations	—	—	(514)	—	—	(514)

Net (loss) income	$(1,139)	$5,766	$5,766	$5,766	$(10,393)	$5,766

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(1,139)	5,766	5,766	5,766	(10,393)	5,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,386	—	16,970	—	—	33,356
Stock-based compensation expense	1,599	—	1,456	—	—	3,055
Excess tax benefit from stock-based compensation	—	—	(526)	—	—	(526)
Minority interest in income of subsidiaries	—	—	152	—	—	152
Equity in undistributed earnings (loss) of subsidiaries	—	5,766	(1,139)	5,766	(10,393)	—
Loss (gain) on disposition of assets	438	—	(89)	—	—	349
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(18,068)	(11,182)	1,167	(18,685)	39,386	(7,382)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(784)	350	23,757	(7,153)	18,600	34,770

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	7	—	—	7
Capital expenditures	11,347	—	(31,343)	—	—	(19,996)

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	11,347	—	(31,336)	—	—	(19,989)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(467)	—	—	(467)
Proceeds from the exercise of employee stock options	—	—	—	1,805	—	1,805
Excess tax benefit from stock-based compensation	—	—	526	—	—	526
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash (paid to) received from affiliates	(5,564)	(350)	19,462	5,052	(18,600)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,564)	(350)	19,521	7,153	(18,600)	2,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,999	—	11,942	—	—	16,941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	36,156	—	75,525	—	—	111,681

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$31,157	$—	$63,583	$—	$—	$94,740
Accounts receivable, net	41,999	—	46,293	—	—	88,292
Inventory — phones and accessories, net	11,641	—	19,983	—	—	31,624
Prepaid expenses and other current assets	11,856	—	6,401	—	—	18,257

Total current assets	96,653	—	136,260	—	—	232,913
Property, plant & equipment, net	249,297	—	325,206	—	—	574,503
Debt issuance costs	15,288	—	27,584	—	—	42,872
Restricted cash	5,926	—	—	—	—	5,926
U.S. wireless licenses	—	—	398,783	—	—	398,783
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	934,484	611,390	(763,155)	(782,719)	—
Other assets	5,777	—	2,861	—	—	8,638

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,183	$—	$6,656	$—	$—	$20,839
Accrued expenses and other current liabilities	89,143	—	102,381	—	—	191,524
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	103,326	—	109,162	—	—	212,488
Long-term debt	792,985	636,395	69,970	547,215	—	2,046,565
Deferred income taxes	4,422	—	120,361	—	—	124,783
Other liabilities	5,469	—	11,054	—	—	16,523
Intercompany	11,319	1,041,540	1,149,938	(226,815)	(1,975,982)	—
Minority interest in subsidiaries	—	—	4,293	—	—	4,293
Redeemable preferred stock	587,938	—	(9,300)	—	(578,638)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,069	—	1,069
Additional paid-in capital	(818,497)	—	818,497	19,832	—	19,832
Accumulated (deficit) equity	(310,074)	(744,095)	(717,732)	(1,103,379)	1,771,901	(1,103,379)
Accumulated other comprehensive loss	240	644	—	—		884

	(1,128,331)	(743,451)	100,765	(1,082,478)	1,771,901	(1,081,594)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,128,331)	(743,451)	100,765	(1,083,555)	1,771,901	(1,082,671)

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$99,083	$—	$128,018	$—	$(1,700)	$225,401

Costs and expenses:
Cost of services	17,989	—	26,570	—	(1,317)	43,242
Cost of equipment sold	6,474	—	22,210	—	—	28,684
Sales and marketing	9,292	—	13,386	—	—	22,678
General and administrative	20,868	—	20,391	—	(383)	40,876
Depreciation and amortization	16,627	—	15,591	—	—	32,218
Loss (gain) on disposition of assets	543	—	(338)	—	—	205

	71,793	—	97,810	—	(1,700)	167,903

Operating income	27,290	—	30,208	—	—	57,498

(Loss) income from investments in subsidiaries	—	(2,162)	(3,110)	(2,162)	7,434	—
Interest expense, net	(25,594)	(17,294)	16,263	(14,789)	(9,300)	(50,714)
Other (expense) income	(578)	—	578	—	—	—
Intercompany interest allocation	—	17,294	(41,383)	14,789	9,300	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	1,118	(2,162)	2,556	(2,162)	7,434	6,784
Income tax expense	(4,228)	—	(2,853)	—	—	(7,081)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(3,110)	(2,162)	(297)	(2,162)	7,434	(297)
Minority interest in income of subsidiaries	—	—	(208)	—	—	(208)
Income from equity investments	—	—	253	—	—	253

(Loss) income from continuing operations	(3,110)	(2,162)	(252)	(2,162)	7,434	(252)
Income from discontinued operations	—	—	(1,907)	—	—	(1,907)

Net (loss) income	$(3,110)	$(2,162)	$(2,159)	$(2,162)	$7,434	$(2,159)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2006
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	(3,110)	(2,162)	(2,159)	(2,162)	7,434	(2,159)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,627	—	19,190	—	—	35,817
Stock-based compensation expense	1,024	—	1,082	—	—	2,106
Excess tax benefit from stock-based compensation	—	—	(43)	—	—	(43)
Minority interest in income of subsidiaries	—	—	208	—	—	208
Income from equity investments	—	—	(253)	—	—	(253)
Equity in undistributed earnings (loss) of subsidiaries	—	(2,162)	(3,110)	(2,162)	7,434	—
Distribution received from equity investment	—	—	215	—	—	215
Loss (gain) on disposition of assets	543	—	(338)	—	—	205
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(15,747)	149,386	(81,053)	(69,279)	(10,888)	(27,581)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(663)	145,062	(66,261)	(73,603)	3,980	8,515

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	316	—	—	316
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Capital expenditures	(9,572)	—	(7,290)	—	—	(16,862)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,572)	—	(9,474)	—	—	(19,046)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(436)	—	—	(436)
Proceeds from the exercise of employee stock options	—	—	—	210	—	210
Excess tax benefit from stock-based compensation	—	—	43	—	—	43
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	19,522	(145,062)	56,588	72,932	(3,980)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,522	(145,062)	56,195	73,603	(3,980)	278

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,287	—	(19,540)	—	—	(10,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	35,416	—	49,215	—	—	84,631

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SUBSEQUENT EVENTS

On October 4, 2007, the Company announced that it would redeem the remaining $20,000 of its 10 3/4% Senior Subordinated Notes due 2008 on or about November 5, 2007.

On September 18, 2007, the Company, through its wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250,000 of the Company’s $550,000 of variable interest rate term loans under the Senior Secured Credit Facility for six months (the “2008 CPROC Swap”). The 2008 CPROC Swap will become effective March 31, 2008, the date that the 2007 CPROC Swap expires, and expire on September 30, 2008, and has a fixed interest rate of 6.45%. The 2008 CPROC Swap was designated a cash flow hedge.

On September 18, 2007, the Company completed the purchase of Islanet Communications, a provider of data and voice communications to business and residential customers in Puerto Rico.

On September 18, 2007, the Company entered into a definitive agreement to purchase 1900 MHz of PCS spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.1 million wireless customers and approximately 439,300 access line equivalents in markets covering over 12 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless services and, in Puerto Rico, broadband communications services to business and residential customers.

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”) due to its classification as a discontinued operation.

The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, filed on August 9, 2007, and should also be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2007 Annual Report on Form 10-K.

Management’s Summary

Our vision is to be the premier regional telecommunications service provider, by tailoring the ultimate customer experience in the markets we serve. We deliver our tailored approach by serving local markets with high quality networks, company-owned stores and well-trained sales and service associates. Our local scale and knowledge have led to a strong track record of success.

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 8.6 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets based on population.

We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2007, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless customers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.

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

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 9 to the unaudited Condensed Consolidated Financial Statements for reconciliation to the appropriate measure under accounting principles generally accepted in the United States of America, or “GAAP” measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

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

Data revenue per average wireless subscriber represents the portion of ARPU generated by our retail subscribers using data services such as text, picture, and multi-media messaging, wireless Internet browsing, wireless e-mail, instant internet, data cards and downloading content and applications.

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

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and wireless licenses for impairment based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis as of January 31 or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We have determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). In analyzing goodwill for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the three months ended August 31, 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the three months ended August 31, 2007, we utilized an expected volatility of 67.8% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the three months ended August 31, 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

RESULTS OF OPERATIONS

Consolidated Operations

The table below summarizes the consolidated results of operations for each period:

	Three Months Ended
	August 31,
	2007	2006	$ Change	% Change
	(In thousands, except per share data)

Operating income	$63,277	$57,498	$5,779	10%
Income (loss) from continuing operations	6,280	(252)	6,532		*
Earnings per share from continuing operations:
Basic	0.06	0.00	0.06		*
Diluted	0.06	0.00	0.06		*

*	Percentage not meaningful

We had over 1,109,900 wireless subscribers, including approximately 51,400 wholesale subscribers, at August 31, 2007, as compared to 1,041,500, including approximately 51,300 wholesale subscribers, at August 31, 2006, an increase of 7%.

U.S. Wireless Operations

	Three Months Ended
	August 31,
	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$109,340	$91,709	$17,631	19%
Roaming revenue	17,952	19,322	(1,370)	(7)
Equipment sales	10,312	9,390	922	10

Total revenue	137,604	120,421	17,183	14

Costs and expenses:
Cost of services	28,367	26,332	2,035	8
Cost of equipment sold	18,779	19,015	(236)	(1)
Sales and marketing	14,964	13,220	1,744	13
General and administrative	22,355	18,163	4,192	23

Total costs and expenses	84,465	76,730	7,735	10

Adjusted operating income(1)	$53,139	$43,691	$9,448	22%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short message service, multimedia services and downloads) and an increase in recurring access fees primarily due to an increase in the number of subscribers on our Blue Nation and Blue Region plans, which generally have a higher ARPU than our older rate plans.

U.S. wireless roaming revenue decreased for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The decrease was primarily due to a decrease in roaming minutes as well as a decrease in the average roaming rate per minute, partially offset by an increase in revenue from data roaming.

Equipment sales increased during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006, due primarily to an increase in revenues received from deductibles associated with our phone insurance program and increased activations.

Our U.S. wireless operations had approximately 697,700 and 654,900 subscribers at August 31, 2007 and 2006, respectively, including approximately 51,400 and 51,300 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 96% of total U.S. wireless retail subscribers as of August 31, 2007. During the twelve months ended August 31, 2007, increases in retail subscribers from new activations of 202,200 were offset by subscriber cancellations of 159,500. The monthly postpaid churn rate was 2.0% for the three months ended August 31, 2007, as compared to 1.9% for the three months ended August 31, 2006. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

U.S. wireless ARPU was $71 for the three months ended August 31, 2007, as compared to $67 for the same period last year. Average MOUs per subscriber were 1,041 per month for the three months ended August 31, 2007, as compared to 863 for the same period last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales driven by increased subscribers on our Blue Nation and Blue Region plans, which generally have a higher ARPU.

Costs and expenses.  Cost of services increased during the three months ended August 31, 2007, as compared to the same period last year, primarily due to an increase in tower site rent associated with additional sites, telephone service costs associated with higher MOUs, increased data expenses related to higher data usage and increased property taxes.

Cost of equipment sold decreased slightly for the three months ended August 31, 2007, as compared to the same period last year, primarily due to a lower average cost per phone partially offset by a greater number of phones used for customer acquisition and customer retention.

Sales and marketing expenses increased for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006, primarily due to increased advertising associated with the launch of our Blue Nation and Blue Region rate plans as well as increased commissions.

General and administrative expenses increased for the three months ended August 31, 2007, as compared to the same period in the prior year, due primarily to an increase in bad debt expense, compensation costs and costs related to employee training.

Puerto Rico Wireless Operations

	Three Months Ended
	August 31,
	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$76,904	$73,098	$3,806	5%
Roaming revenue	1,136	1,467	(331)	(23)
Equipment sales	3,298	2,975	323	11

Total revenue	81,338	77,540	3,798	5

Costs and expenses:
Cost of services	13,091	12,419	672	5
Cost of equipment sold	12,678	9,620	3,058	32
Sales and marketing	9,000	7,730	1,270	16
General and administrative	17,876	16,158	1,718	11

Total costs and expenses	52,645	45,927	6,718	15

Adjusted operating income(1)	$28,693	$31,613	$(2,920)	(9)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue increased for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The increase primarily relates to an increase in subscribers in the three months ended August 31, 2007 as compared to the same period last year, partially offset by a decrease in ARPU. Our Puerto Rico wireless operations had approximately 412,200 subscribers at August 31, 2007, an increase of 7% from subscribers at August 31, 2006. The increase in subscribers during the first quarter was primarily due to the continued impact of our new “Unlimited Plan” in Puerto Rico. During the twelve months ended August 31, 2007, increases from new activations of 149,300 were offset by subscriber cancellations of 123,700. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and nonpayment.

The monthly postpaid churn rate decreased to 2.3% for three months ended August 31, 2007, from 2.5% for the same period last year. The decrease in churn was primarily due to the “Unlimited Plan,” which is more appealing to subscribers than our previous offering, causing fewer cancellations by subscribers choosing competitive offerings.

Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at August 31, 2007 and August 31, 2006.

Puerto Rico wireless ARPU was $67 for both the three months ended August 31, 2007 and August 31, 2006. The ARPU in the three months ended August 31, 2007, as compared to the same period last year, consisted of lower airtime revenue per subscriber, offset by an increase in data revenue per subscriber.

Our subscribers used an average of 1,725 MOUs during the three months ended August 31, 2007, compared to 1,519 MOUs during the three months ended August 31, 2006. The increase is due primarily to the introduction of the Unlimited Plan in Puerto Rico.

Roaming revenue decreased during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006, primarily due to a decrease in our competitors’ customers roaming on our network.

Equipment sales increased during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006, primarily due to an increase in postpaid activations and phone upgrades.

Costs and expenses.  Cost of services increased during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The increase was primarily due to increased costs associated with a larger subscriber base, including expenses associated with providing data services, maintenance contracts, and property taxes.

Cost of equipment sold increased during the three months ended August 31, 2007, as compared to the same period last year. The increase was primarily due to an increase in phone expenses associated with customer retention and acquisition as well as an increase in the cost per phone due to the sales of more expensive higher-end phones in the three months ended August 31, 2007 as compared to the same period last year.

Sales and marketing expenses increased during the three months ended August 31, 2007, as compared to the same period last year. The increase was due to increases in advertising associated with our “Unlimited Plan”, and increases in commissions resulting from an increase in postpaid activations.

General and administrative expenses increased during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The increase was primarily due to increases in bad debt expense, other taxes and licenses, compensation costs, and customer service costs.

Puerto Rico Broadband Operations

	Three Months Ended
	August 31,
	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,602	$13,835	$(233)	(2)%
Dedicated revenue	16,274	14,452	1,822	13
Other revenue	2,128	2,024	104	5

Total revenue	32,004	30,311	1,693	6

Costs and expenses:
Cost of services	7,599	6,977	622	9
Cost of equipment sold	65	49	16	33
Sales and marketing	1,425	1,569	(144)	(9)
General and administrative	4,710	4,867	(157)	(3)

Total costs and expenses	13,799	13,462	337	3

Adjusted operating income(1)	$18,205	$16,849	$1,356	8%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. This increase was primarily due to a 19% increase in total access lines and equivalents to 439,300, partially offset by a decrease in recurring revenue per line.

Switched revenue decreased for the three months ended August 31, 2007, as compared to the same period last year. The decrease was primarily due to a decrease in recurring revenue per line, partially offset by a 13% increase in switched access lines to 80,800 as of August 31, 2007.

Dedicated revenue increased for the three months ended August 31, 2007, as compared to the same period last year. The increase was primarily the result of a 21% increase in voice grade equivalent dedicated lines to 358,500 as of August 31, 2007, partially offset by a decrease in recurring revenue per line.

Other revenue increased for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The increase relates to an increase in inter-carrier compensation revenue for the three months ended August 31, 2007.

Costs and expenses.  Cost of services increased during the three months ended August 31, 2007, as compared to the same period last year. The increase was primarily due to increases in telephone service costs and maintenance contracts.

Sales and marketing expenses decreased during the three months ended August 31, 2007, as compared to the same period last year. The decrease was primarily due to a decrease in compensation costs.

General and administrative expenses decreased during the three months ended August 31, 2007, as compared to the same period in the prior year. The decrease was primarily due to a decrease in compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended
	August 31,
	2007	2006	Change
	(In millions)

Weighted Average Debt Outstanding	$2,046.8	$2,135.4	$(88.6)
Weighted Average Gross Interest Rate(1)	9.7%	9.7%	0.0%
Weighted Average Gross Interest Rate(2)	9.3%	9.3%	0.0%
Gross Interest Expense(1)	$49.74	$51.75	$(2.01)
Interest Income	$1.16	$1.04	$0.12

Net Interest Expense	$48.58	$50.71	$(2.13)

(1)	Including amortization of debt issuance costs of $2.0 million and $2.1 million for the three months ended August 31, 2007 and 2006, respectively

(2)	Excluding amortization of debt issuance costs of $2.0 million and $2.1 million for the three months ended August 31, 2007 and 2006, respectively

The $2.1 million decrease in net interest expense for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 resulted primarily from lower weighted average debt outstanding offset slightly by increases in variable interest rates.

At August 31, 2007, we had total liquidity of $261.7 million, consisting of cash and cash equivalents totaling $111.7 million and approximately $150.0 million available under our revolving credit facility. Additionally, at August 31, 2007, we had restricted cash of $6.3 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at August 31, 2007. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At August 31, 2007, approximately $150.0 million was available under the revolving credit facility.

On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 5.37% as of August 31, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

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

In December 1998, we issued $370.0 million of 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of August 31, 2007, we have repurchased or redeemed $325.0 million aggregate principal amount of such notes. An affiliate of Welsh Carson owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. Approximately $172.0 million, or 53%, of the $325.0 million of the 2008 Senior Subordinated Notes redeemed and repurchased were owned by the affiliate of Welsh Carson. At August 31, 2007, Welsh Carson owned approximately $17.1 million of these notes.

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

On March 10, 2006, we, through our wholly owned subsidiary, CPROC, entered into an agreement to hedge variable interest rate risk on $250.0 million of variable interest rate term loans for one year (the “2007 CPROC Swap”). The 2007 CPROC Swap became effective March 30, 2007 and will expire on March 31, 2008. The fixed interest rate on the 2007 CPROC Swap is 7.13%.

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

At August 31, 2007, $550.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.

At August 31, 2007, the fair value of our swaps and collars was approximately $0.5 million. We recorded an asset, which is included in other assets in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the three months ended August 31, 2007, we recorded $0.3 million, net of tax, in accumulated other comprehensive income attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at August 31, 2007.

For the three months ended August 31, 2007, the ratio of earnings to fixed charges was 1.28. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At August 31, 2007, we had no off-balance sheet obligations.

Our capital expenditures for the three months ended August 31, 2007 were as follows:

	Three Months Ended	% of Total Capital
	August 31, 2007	Expenditures
	(Dollar amounts in thousands)

U.S. Wireless	$7,051	35.3%
Puerto Rico Wireless	7,473	37.4
Puerto Rico Broadband	5,472	27.3

Total capital expenditures	$19,996	100.0%
Capitalized phones in Puerto Rico (included above in Puerto Rico Wireless)	$6,238
Property, plant and equipment, net at August 31, 2007	$566,992

Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties. In Puerto Rico, these investments were to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems, expand the EV-DO network, and to continue the expansion of our Puerto Rico Broadband network infrastructure.

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

On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico.

COMMITMENTS AND CONTINGENCIES

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of August 31, 2007, we have paid approximately $34.2 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2007, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of August 31, 2007, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2007 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations (net of unamortized discount)	$2,047,789	$—	$44,562	$550,453	$1,452,774
Interest on long-term debt obligations(1)	993,461	172,975	346,746	281,156	192,584
Operating lease obligations	246,641	30,590	53,598	37,866	124,587
Capital lease obligations	216,474	6,828	14,447	15,163	180,036
Purchase obligations	43,758	10,582	21,879	11,297	—

Total contractual cash obligations	3,548,123	220,975	481,232	895,935	1,949,981
Sublessor agreements	(3,950)	(1,293)	(1,902)	(745)	(10)

Net	$3,544,173	$219,682	$479,330	$895,190	$1,949,971

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

SUBSEQUENT EVENTS

On October 4, 2007, we announced that we would redeem the remaining $20.0 million of our 10 3/4% Senior Subordinated Notes due 2008, on or about November 5, 2007.

On September 18, 2007, we, through our wholly owned subsidiary, CPROC, entered into an additional agreement to hedge variable interest rate risk on $250.0 million of our $550.0 million of variable interest rate term loans under the Senior Secured Credit Facility for six months (the “2008 CPROC Swap”). The 2008 CPROC Swap will become effective March 31, 2008, the date that the 2007 CPROC Swap expires, and expire on September 30, 2008, and has a fixed interest rate of 6.45%. The 2008 CPROC Swap was designated a cash flow hedge.

On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico.

On September 18, 2007, we entered into a definitive agreement to purchase 1900 MHz of PCS spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana.

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	the effect of changes in the level of support provided to us by the Universal Service Fund;

•	the effects of a decline in the market for our Code Division Multiple Access-based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures, including the need to refinance or amend existing indebtedness;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	our ability to attract and retain qualified personnel;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and advanced technologies;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us, including litigation relating to wireless billing, using wireless telephones while operating an automobile or possible health effects of radio frequency transmission;

•	the relative liquidity and corresponding volatility of our common stock and our ability to raise future equity capital; and

•	the influence on us by our significant stockholder and anti-takeover provisions.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors”, of our 2007 Annual Report on Form 10-K filed on August 9, 2007. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2007:

	Fiscal Year Ended August 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$—	$44,546	$16	$125	$328	$1,105,434	$1,150,449	$1,179,937
Average fixed Interest rate	10.0%	10.8%	10.0%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$—	$—	$550,000	$—	$350,000	$900,000	$900,000
Average variable Interest rate(1)	4.4%	4.8%	5.0%	5.2%	5.4%	5.5%	5.3%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000							$773
Average pay rate	7.07%
Average receive rate	6.44%
Interest rate collar:
Notional amount	$300,000							$(253)
Cap	5.35 – 5.50%
Floor	4.24 – 4.95%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both August 31, 2007 and 2006 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at August 31, 2007 and 2006. Of the variable rate debt, as of August 31, 2007, $550.0 million is hedged using interest rate collar and swap agreements that expire at various dates through December 2008. These swaps and collars were designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at August 31, 2007, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2007.

There was no change in our internal control over financial reporting during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. The settlement, which requires court approval, has not yet been presented to the court for preliminary or final approval on a class basis. Damages payable could be significant, although we do not believe that any damage payments would have a material adverse effect on its consolidated results of operations, consolidated financial position or consolidated cash flows.

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

See “Risk Factors” in Part 1 — Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2007 for information on risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007.

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

Date: October 4, 2007

CENTENNIAL COMMUNICATIONS CORP.

/s/  Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/  Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)