Form 10-Q
period 2007-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2008-01-08
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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

Common Stock — 107,758,122 outstanding shares as of January 4, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	November 30,	May 31,
	2007	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,950	$94,740
Accounts receivable, less allowance for doubtful accounts of $8,923 and $7,571, respectively	103,737	88,292
Inventory — phones and accessories, net	44,312	31,624
Prepaid expenses and other current assets	21,639	18,257

Total Current Assets	242,638	232,913
Property, plant and equipment, net	575,316	574,503
Debt issuance costs, less accumulated amortization of $26,999 and $25,295, respectively	38,547	42,872
Restricted cash	6,167	5,926
U.S. wireless licenses	402,386	398,783
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,370	3,490
Customer list, net	11,799	—
Other assets	4,616	5,148

TOTAL ASSETS	$1,343,185	$1,321,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,188	$20,839
Accrued expenses and other current liabilities	183,944	191,524
Payable to affiliates	75	125

Total Current Liabilities	228,207	212,488
Long-term debt	2,005,049	2,046,565
Deferred income taxes	134,855	124,783
Other liabilities	37,832	16,523
Minority interest in subsidiaries	4,618	4,293
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 107,813,680 and 106,899,286 shares, respectively; and outstanding 107,743,177 and 106,828,783 shares, respectively	1,078	1,069
Additional paid-in capital	30,244	19,832
Accumulated deficit	(1,096,492)	(1,103,379)
Accumulated other comprehensive (loss) income	(1,129)	884

	(1,066,299)	(1,081,594)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,067,376)	(1,082,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,343,185	$1,321,981

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

REVENUE:
Service revenue	$230,737	$216,743	$465,096	$429,779
Equipment sales	12,831	12,459	26,442	24,824

	243,568	229,202	491,538	454,603

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	44,367	43,499	90,941	86,741
Cost of equipment sold	30,262	32,411	61,784	61,095
Sales and marketing	26,728	24,115	52,314	46,793
General and administrative	52,559	43,813	99,865	84,689
Depreciation and amortization	34,255	32,695	67,611	64,913
Loss on disposition of assets	1,262	88	1,611	293

	189,433	176,621	374,126	344,524

Operating income	54,135	52,581	117,412	110,079

Interest expense, net	(47,809)	(51,689)	(96,393)	(102,403)
Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	6,326	892	21,019	7,676
Income tax (expense) benefit	(4,707)	48	(12,968)	(7,033)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	1,619	940	8,051	643
Minority interest in income of subsidiaries	(169)	(233)	(321)	(441)
Income from equity investments	—	293	—	546

Income from continuing operations	1,450	1,000	7,730	748
Discontinued operations:
Loss	—	(1,464)	—	(2,829)
Loss on disposition	(525)	(31,995)	(1,039)	(31,995)
Income tax expense	—	(893)	—	(1,435)

Net loss from discontinued operations	(525)	(34,352)	(1,039)	(36,259)

Net income (loss)	$925	$(33,352)	$6,691	$(35,511)

Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.01	$0.01	$0.07	$0.01
Loss per share from discontinued operations	(0.00)	(0.33)	(0.01)	(0.35)

Net income (loss) per share	$0.01	$(0.32)	$0.06	$(0.34)

Diluted
Earnings per share from continuing operations	$0.01	$0.01	$0.07	$0.01
Loss per share from discontinued operations	(0.00)	(0.32)	(0.01)	(0.34)

Net income (loss) per share	$0.01	$(0.31)	$0.06	$(0.33)

Weighted-average number of shares outstanding:
Basic	107,556	105,408	107,526	105,309

Diluted	110,725	107,512	110,585	107,363

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$6,691	$(35,511)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,611	72,045
Stock-based compensation	6,436	5,204
Excess tax benefits from stock-based compensation	(1,107)	(66)
Minority interest in income of subsidiaries	321	441
Income from equity investments	—	(546)
Distributions received from equity investments	—	215
Loss on disposition of assets	2,650	32,288
Changes in assets and liabilities	(2,502)	(4,641)

Net cash provided by operating activities	80,100	69,429

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	81	583
Acquisition of minority interest, net	—	(2,500)
Payment for acquisition, net of cash acquired	(12,519)	—
Payment for purchase of wireless spectrum	(3,603)	(14,920)
Capital expenditures	(45,422)	(41,202)

Net cash used in investing activities	(61,463)	(58,039)

FINANCING ACTIVITIES:
Repayment of debt	(45,944)	(889)
Proceeds from the exercise of stock options	4,114	790
Proceeds from issuance of common stock under employee stock purchase plan	296	461
Excess tax benefits from stock-based compensation	1,107	66

Net cash (used in) provided by financing activities	(40,427)	428

Net (decrease) increase in cash and cash equivalents	(21,790)	11,818
Cash and cash equivalents, beginning of period	94,740	94,884

Cash and cash equivalents, end of period	$72,950	$106,702

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$95,804	$98,321

Income taxes	$6,109	$3,321

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$3,004	$4,791

Acquisition of minority interest included in accrued expenses and other current liabilities	$—	$1,000

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2007 Annual Report on Form 10-K, filed on August 9, 2007, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of November 30, 2007 and the results of its consolidated operations and consolidated cash flows for the three and six-month periods ended November 30, 2007 and 2006.

NOTE 2.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

The following table presents the intangible assets not subject to amortization:

			Impairment
	As of	Assets	Loss	As of
	June 1, 2007	Acquired	Recognized	November 30, 2007

U.S. wireless licenses	$398,783	$3,603	$—	$402,386
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$452,942	$3,603	$—	$456,545

On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, for approximately $3,603.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents other intangible assets subject to amortization:

		As of November 30, 2007		As of May 31, 2007
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Cable facility	25 years	6,000	2,630	6,000	2,510

Customer lists	10 years	11,959	160	—	—

Other intangible assets amortization expense was $220 and $280 for the three and six months ended November 30, 2007, respectively. Based solely on the finite lived intangible assets existing at November 30, 2007, amortization expense is estimated to be approximately $720 for the remainder of fiscal 2008 and $1,440 per fiscal year for each of the next five fiscal years.

Goodwill

The goodwill balance in the Puerto Rico broadband segment was $4,187 at November 30, 2007 and May 31, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	DEBT

Long-term debt consisted of the following:

	As of	As of
	November 30, 2007	May 31, 2007

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $2,536 and $2,785, respectively	347,464	347,215
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	—	45,000
Capital Lease Obligations	70,571	67,128
Financing Obligation — Tower Sale	12,014	12,222

Total Long-Term Debt	2,005,049	2,046,565
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,005,049	$2,046,565

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

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At November 30, 2007, approximately $150,000 was available under the revolving credit facility.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 5.20% as of November 30, 2007) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR (5.23% as of November 30, 2007) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

In December 1998, the Company and CCOC issued $370,000 of 10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”). An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of November 30, 2007, the Company had repurchased or redeemed all such notes.

Derivative Financial Instruments

On December 22, 2005, the Company, through its wholly-owned subsidiary, CCOC, entered into an interest rate swap agreement (the “CCOC Swap”) to hedge variable interest rate risk on $200,000 of the Company’s outstanding variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective March 31, 2006, and expired on December 31, 2007. The fixed interest rate on the CCOC Swap was 6.84%. On May 1, 2007, the Company entered into an interest rate collar agreement (the “May 2007 CCOC Collar”), through its wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The May 2007 CCOC Collar became effective December 31, 2007, the date that the CCOC Swap expired, and expires on December 31, 2008. The May 2007 CCOC Collar has a fixed interest rate floor of 4.24% and a fixed interest rate cap of 5.35%.

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

On October 31, 2006, the Company entered into an interest rate collar agreement (the “CCOC Collar”), through its wholly owned subsidiary, CCOC, to hedge variable interest rate risk on $25,000 of the Company’s variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Collar became effective as of December 29, 2006 and expires June 30, 2008. The CCOC Collar has a fixed interest rate floor of 4.66% and a fixed interest rate cap of 5.50%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2007, the Company entered into an agreement to hedge variable interest rate risk on $200,000 of the Company’s $350,000 of variable interest rate 2013 Holdco Floating Rate Notes for six months (the “Holdco Swap”). The Holdco Swap became effective December 31, 2007 and will expire on June 30, 2008, and has an all-in fixed interest rate of 10.46%.

At November 30, 2007, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.

At November 30, 2007, the fair value of the swaps and collars was approximately $(2,059). The Company recorded a liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the six months ended November 30, 2007, the Company recorded $1,128, net of tax, in accumulated other comprehensive loss attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at November 30, 2007.

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at November 30, 2007 are summarized as follows:

November 30, 2008	$—
November 30, 2009	—
November 30, 2010	274,626
November 30, 2011	275,153
November 30, 2012	367
November 30, 2013 and thereafter	1,457,439

2,007,585
Unamortized discount	(2,536)

$2,005,049

Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense was approximately $48,874 and $98,614 for the three and six months ended November 30, 2007, respectively, and approximately $52,677 and $104,430 for the three and six months ended November 30, 2006, respectively.

NOTE 4.	TAXES

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended November 30, 2007 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 57.3%.

The Company’s effective tax rate of 57.3% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit.

On June 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which provides clarification with respect to the accounting for uncertainty in income taxes, contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

The Company’s policy to include interest related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $1,500 for the payment of interest relating to unrecognized tax benefits. During the three and six months ended November 30, 2007, the Company recorded approximately $202 and $202, respectively, in potential interest associated with uncertain tax positions.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to US federal income tax examinations for years before 2003 and generally, is no longer subject to states and foreign income tax examinations by tax authorities for years before 2002. In the second quarter of fiscal 2008, the IRS commenced an audit of the Company’s tax return for the year ended May 31, 2006 and the state of Michigan commenced an audit of the Company’s tax returns for the years ended May 31, 2003 through May 31, 2006. The Company’s income tax returns are not currently under examination in any other taxing jurisdiction.

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

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Revenue	$—	$18,600	$—	$37,436
(Loss) income from discontinued operations	—	(1,464)	—	(2,829)
Loss on disposition	(525)	(31,995)	(1,039)	(31,995)
Income tax expense	—	(893)	—	(1,435)

Net loss from discontinued operations	$(525)	$(34,352)	$(1,039)	$(36,259)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”). The Company is currently evaluating the impact that the implementation of SFAS 159 will have on our consolidated results of operations, consolidated financial position and consolidated cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some companies, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS 157 will have on our consolidated results of operations, consolidated financial position and consolidated cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007 (which is the fiscal year beginning June 1, 2008 for the Company). EITF 06-1 will be effective for the Company for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact that the implementation of EITF 06-1 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	ACQUISITIONS AND DISPOSITIONS

On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana, for $3,603.

On September 18, 2007, the Company completed the acquisition of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico for $15,000, exclusive of a positive $2,369 working capital adjustment and direct costs of $456, for a net aggregate purchase price of $13,087. The Company has included the operations of Islanet in its results since the acquisition date.

Preliminary Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain valuations and other analyses that have not been completed as of the date of this filing due to the timing of the closing of the acquisition. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the allocation period as defined in SFAS No. 141.

The preliminary purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	3,431
Customer lists	11,959
Deferred tax asset	2,596

Total Assets Acquired	18,547
Current liabilities assumed	3,050
Deferred tax liability	2,410

Net assets acquired	$13,087

Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years.

This acquisition did not have a material effect on the Company’s results of operations for the three and six months ended November 30, 2007, nor would it have had a material effect on the Company’s results of operations for the fiscal year ended May 31, 2007.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co., against each of the members of the Company’s board of directors, certain stockholders of the Company (affiliates of Welsh Carson and The Blackstone Group) (the “Defendants”) and the Company, as a nominal defendant. The suit alleged, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which the Company issued $550,000 of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleged that the stockholder defendants were unjustly enriched by the payment of the dividend to the detriment of the Company because, among other things, of the increase in the Company’s debt caused by the recapitalization. The suit also alleged waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint sought damages against the defendants for the benefit of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants filed a motion to dismiss the lawsuit. Prior to oral argument on the motion to dismiss, on November 1, 2007, the Plaintiffs voluntarily dismissed the action against all defendants.

The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. On October 19, 2007, the court granted preliminary approval of the proposed settlement and scheduled a hearing to consider final approval of the settlement for April 2008. The settlement provides for the certification of a class consisting of all current and former customers of Centennial. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of Centennial airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, the Company has recorded a charge of $2,950, included in general and administrative expense on the Consolidated Statement of Operations for the three and six months ended November 30, 2007, to cover all expected costs of the settlement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of November 30, 2007, the Company has paid approximately $38,240 in connection with this agreement.

NOTE 9.	SEGMENT INFORMATION

The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax (expense) benefit, interest expense, net, loss on disposition of assets, strategic alternatives/recapitalization costs, litigation settlement expense, stock-based compensation expense and depreciation and amortization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations in its three business segments as of, and for the three and six months ended, November 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

U.S. WIRELESS
Service revenue	$108,797	$95,910	$218,137	$187,619
Roaming revenue	14,233	16,993	32,185	36,315
Equipment sales	9,777	8,611	20,089	18,001

Total revenue	132,807	121,514	270,411	241,935
Adjusted operating income	51,372	42,049	104,511	85,740
Total assets	1,808,612	1,898,413	1,808,612	1,898,413
Capital expenditures	11,767	11,142	18,818	16,545
PUERTO RICO WIRELESS
Service revenue	$76,281	$73,613	$153,185	$146,711
Roaming revenue	1,463	1,432	2,599	2,899
Equipment sales	3,055	3,848	6,353	6,823

Total revenue	80,799	78,893	162,137	156,433
Adjusted operating income	27,195	28,249	55,888	59,862
Total assets	269,432	314,277	269,432	314,277
Capital expenditures	9,285	7,567	16,758	14,796
PUERTO RICO BROADBAND
Switched revenue	$13,777	$13,601	$27,379	$27,436
Dedicated revenue	17,527	15,353	33,801	29,805
Other revenue	1,702	2,877	3,830	4,901

Total revenue	33,006	31,831	65,010	62,142
Adjusted operating income	17,416	17,937	35,621	34,786
Total assets	217,729	168,933	217,729	168,933
Capital expenditures	4,374	4,749	9,846	8,492
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(3,044)	$(3,036)	$(6,020)	$(5,907)
Total assets(2)(3)	(952,588)	(959,214)	(952,588)	(959,214)
CONSOLIDATED
Total revenue	$243,568	$229,202	$491,538	$454,603
Adjusted operating income	95,983	88,235	196,020	180,388
Total assets	1,343,185	1,422,409	1,343,185	1,422,409
Capital expenditures	25,426	23,458	45,422	39,833

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

(3)	Includes assets held for sale of $94,772 as of November 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of adjusted operating income to net income (loss):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Adjusted operating income	$95,983	$88,235	$196,020	$180,388
Depreciation and amortization	(34,255)	(32,695)	(67,611)	(64,913)
Stock-based compensation expense	(3,381)	(2,869)	(6,436)	(4,818)
Strategic alternatives/recapitalization costs	—	(2)	—	(285)
Litigation settlement expense	(2,950)	—	(2,950)	—
Loss on disposition of assets	(1,262)	(88)	(1,611)	(293)

Operating income	54,135	52,581	117,412	110,079
Interest expense, net	(47,809)	(51,689)	(96,393)	(102,403)
Income tax (expense) benefit	(4,707)	48	(12,968)	(7,033)
Minority interest in income of subsidiaries	(169)	(233)	(321)	(441)
Income from equity investments	—	293	—	546

Income from continuing operations	1,450	1,000	7,730	748
Loss from discontinued operations	(525)	(34,352)	(1,039)	(36,259)

Net income (loss)	$925	$(33,352)	$6,691	$(35,511)

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL DATA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$34,115	$—	$38,835	$—	$—	$72,950
Accounts receivable, net	48,770	—	54,967	—	—	103,737
Inventory — phones and accessories, net	10,194	—	34,118	—	—	44,312
Prepaid expenses and other current assets	14,779	—	6,860	—	—	21,639

Total current assets	107,858	—	134,780	—	—	242,638
Property, plant & equipment, net	250,745	—	324,571	—	—	575,316
Debt issuance costs	13,868	—	24,679	—	—	38,547
Restricted Cash	6,167	—	—	—	—	6,167
U.S. wireless licenses	—	—	402,386	—	—	402,386
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	941,175	604,793	(756,464)	(789,504)	—
Other assets, net	17,889	—	1,896	—	—	19,785

Total	$400,714	$941,175	$1,547,264	$(756,464)	$(789,504)	$1,343,185

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$16,982	$—	$27,206	$—	$—	$44,188
Accrued expenses and other current liabilities	88,548	—	95,396	—	—	183,944
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	105,530	—	122,677	—	—	228,207
Long-term debt	793,107	591,395	73,083	547,464	—	2,005,049
Deferred income taxes	2,989	—	131,866	—	—	134,855
Other liabilities	10,899	—	26,933	—	—	37,832
Intercompany	17,268	1,086,890	1,080,631	(236,707)	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,618	—	—	4,618
Redeemable preferred stock	606,538	—	—	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,078	—	1,078
Additional paid-in capital	(818,497)	—	818,497	30,244	—	30,244
Accumulated (deficit) equity	(316,671)	(737,404)	(711,041)	(1,096,492)	1,765,116	(1,096,492)
Accumulated other comprehensive income	(449)	294	—	(974)	—	(1,129)

	(1,135,617)	(737,110)	107,456	(1,066,144)	1,765,116	(1,066,299)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,135,617)	(737,110)	107,456	(1,067,221)	1,765,116	(1,067,376)

Total	$400,714	$941,175	$1,547,264	$(756,464)	$(789,504)	$1,343,185

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$207,785	$—	$289,773	$—	$(6,020)	$491,538

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	40,224	—	56,401	—	(5,684)	90,941
Cost of equipment sold	17,533	—	44,251	—	—	61,784
Sales and marketing	21,293	—	31,021	—	—	52,314
General and administrative	49,972	—	50,229	—	(336)	99,865
Depreciation and amortization	33,478	—	34,133	—	—	67,611
Loss on disposition of assets	593	—	1,018	—	—	1,611

	163,093	—	217,053	—	(6,020)	374,126

Operating income	44,692	—	72,720	—	—	117,412

Income (loss) from investments in subsidiaries	—	6,691	(6,597)	6,691	(6,785)	—
Interest expense, net	(52,169)	(28,014)	(1,434)	(14,776)	—	(96,393)
Intercompany interest allocation	—	28,014	(42,790)	14,776	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(7,477)	6,691	21,899	6,691	(6,785)	21,019
Income tax benefit (expense)	880	—	(13,848)	—	—	(12,968)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(6,597)	6,691	8,051	6,691	(6,785)	8,051
Minority interest in income of subsidiaries	—	—	(321)	—	—	(321)

Loss (income) from continuing operations	(6,597)	6,691	7,730	6,691	(6,785)	7,730
Loss from discontinued operations	—	—	(1,039)	—	—	(1,039)

Net (loss) income	$(6,597)	$6,691	$6,691	$6,691	$(6,785)	$6,691

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(6,597)	$6,691	$6,691	$6,691	$(6,785)	$6,691
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,478	—	34,133	—	—	67,611
Stock-based compensation expense	3,322	—	3,114	—	—	6,436
Excess tax benefit from stock-based compensation	—	—	(1,107)	—	—	(1,107)
Minority interest in income of subsidiaries	—	—	321	—	—	321
Equity in undistributed earnings (loss) of subsidiaries	—	6,691	(6,597)	6,691	(6,785)	—
Loss on disposition of assets	593	—	2,057	—	—	2,650
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	17,162	99,380	(131,723)	(28,791)	41,470	(2,502)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,958	112,762	(93,111)	(15,409)	27,900	80,100

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	72	9	—	—	—	81
Payment for acquisition	(12,519)	—	—	—	—	(12,519)
Payments for purchase of wireless spectrum	—	(3,603)	—	—	—	(3,603)
Capital expenditures	(26,604)	(18,818)	—	—	—	(45,422)

NET CASH USED IN INVESTING ACTIVITIES	(39,051)	(22,412)	—	—	—	(61,463)

FINANCING ACTIVITIES:
Repayment of debt	—	(45,000)	(944)	—	—	(45,944)
Proceeds from the exercise of employee stock options	—	—	—	4,114	—	4,114
Excess tax benefit from stock-based compensation	—	—	—	1,107	—	1,107
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash (paid to) received from affiliates	(5,949)	(45,350)	69,307	9,892	(27,900)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,949)	(90,350)	68,363	15,409	(27,900)	(40,427)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,958	—	(24,748)	—	—	(21,790)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,115	$—	$38,835	$—	$—	$72,950

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$31,157	$—	$63,583	$—	$—	$94,740
Accounts receivable, net	41,999	—	46,293	—	—	88,292
Inventory — phones and accessories, net	11,641	—	19,983	—	—	31,624
Prepaid expenses and other current assets	11,856	—	6,401	—	—	18,257

Total current assets	96,653	—	136,260	—	—	232,913
Property, plant & equipment, net	249,297	—	325,206	—	—	574,503
Debt issuance costs	15,288	—	27,584	—	—	42,872
Restricted cash	5,926	—	—	—	—	5,926
U.S. wireless licenses	—	—	398,783	—	—	398,783
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	934,484	611,390	(763,155)	(782,719)	—
Other assets	5,777	—	2,861	—	—	8,638

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,183	$—	$6,656	$—	$—	$20,839
Accrued expenses and other current liabilities	89,143	—	102,381	—	—	191,524
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	103,326	—	109,162	—	—	212,488
Long-term debt	792,985	636,395	69,970	547,215	—	2,046,565
Deferred income taxes	4,422	—	120,361	—	—	124,783
Other liabilities	5,469	—	11,054	—	—	16,523
Intercompany	11,319	1,041,540	1,149,938	(226,815)	(1,975,982)	—
Minority interest in subsidiaries	—	—	4,293	—	—	4,293
Redeemable preferred stock	587,938	—	(9,300)	—	(578,638)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,069	—	1,069
Additional paid-in capital	(818,497)	—	818,497	19,832	—	19,832
Accumulated (deficit) equity	(310,074)	(744,095)	(717,732)	(1,103,379)	1,771,901	(1,103,379)
Accumulated other comprehensive loss	240	644	—	—		884

	(1,128,331)	(743,451)	100,765	(1,082,478)	1,771,901	(1,081,594)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,128,331)	(743,451)	100,765	(1,083,555)	1,771,901	(1,082,671)

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

Revenue	$200,974	$—	$255,746	$—	$(2,117)	$454,603

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	36,189	—	51,902	—	(1,350)	86,741
Cost of equipment sold	15,611	—	45,484	—	—	61,095
Sales and marketing	19,572	—	27,221	—	—	46,793
General and administrative	43,599	—	41,857	—	(767)	84,689
Depreciation and amortization	33,242	—	31,671	—	—	64,913
Loss (gain) on disposition of assets	798	—	(505)	—	—	293

	149,011	—	197,630	—	(2,117)	344,524

Operating income	51,963	—	58,116	—	—	110,079

(Loss) income from investments in subsidiaries	—	(35,511)	(13,685)	(35,511)	84,707	—
Interest expense, net	(51,458)	(34,651)	31,956	(29,650)	(18,600)	(102,403)
Other (expense) income	(1,123)	—	1,123	—	—	—
Intercompany interest allocation	—	34,651	(82,901)	29,650	18,600	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(618)	(35,511)	(5,391)	(35,511)	84,707	7,676
Income tax (expense) benefit	(13,067)	—	6,034	—	—	(7,033)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(13,685)	(35,511)	643	(35,511)	84,707	643
Minority interest in income of subsidiaries	—	—	(441)	—	—	(441)
Income from equity investments	—	—	546	—	—	546

Loss (income) from continuing operations	(13,685)	(35,511)	748	(35,511)	84,707	748
Loss from discontinued operations	—	—	(36,259)	—	—	(36,259)

Net (loss) income	$(13,685)	$(35,511)	$(35,511)	$(35,511)	$84,707	$(35,511)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2006

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(13,685)	$(35,511)	$(35,511)	$(35,511)	$84,707	$(35,511)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,242	—	38,803	—	—	72,045
Stock-based compensation expense	2,479	—	2,725	—	—	5,204
Excess tax benefit from stock-based compensation	—	—	(66)	—	—	(66)
Minority interest in income of subsidiaries	—	—	441	—	—	441
Income from equity investments	—	—	(546)	—	—	(546)
Equity in undistributed (loss) earnings of subsidiaries	—	(35,511)	(13,685)	(35,511)	84,707	—
Distribution received from equity investment	—	—	215	—	—	215
Loss on disposition of assets	798	—	31,490	—	—	32,288
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	30,612	71,052	(20,316)	63,069	(149,058)	(4,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,446	30	3,550	(7,953)	20,356	69,429

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	582	1	—	—	583
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,920)	—	—	(14,920)
Capital expenditures	(21,020)	—	(20,182)	—	—	(41,202)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,020)	582	(37,601)	—	—	(58,039)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(889)	—	—	(889)
Proceeds from the exercise of employee stock options	—	—	—	790	—	790
Excess tax benefit from stock-based compensation	—	—	66	—	—	66
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	(9,188)	(612)	23,454	6,702	(20,356)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,188)	(612)	22,631	7,953	(20,356)	428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,238	—	(11,420)	—	—	11,818
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,367	$—	$57,335	$—	$—	$106,702

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving over 1.1 million wireless customers and approximately 460,700 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless services and, in Puerto Rico, broadband communications services to business and residential customers.

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

Management’s Summary

Our vision is to be the premier regional telecommunications service provider, by tailoring the ultimate customer experience, in the markets we serve. We deliver our tailored approach by serving local markets with high quality networks, company-owned stores and well-trained sales and service associates. Our local scale and knowledge have led to a strong track record of success.

In the United States, we provide digital wireless service in two geographic clusters, covering approximately 9.0 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets based on population.

We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and six months ended November 30, 2007, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless customers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.

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

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 9 to the unaudited Condensed Consolidated Financial Statements for reconciliation to the appropriate measure under accounting principles generally accepted in the United States of America, or “GAAP” measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net gain — wireless subscribers

•	ARPU

•	Roaming revenue

•	Penetration — wireless

•	Postpaid churn — wireless

•	Average monthly minutes of use per wireless subscriber

•	Data revenue per average wireless subscriber

•	Fiber route miles — Puerto Rico broadband

•	Switched access lines — Puerto Rico broadband

•	Dedicated access line equivalents — Puerto Rico broadband

•	On-net buildings — Puerto Rico broadband

•	Capital expenditures

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

Net gain— wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

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

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our estimation of fair value, we consider current market values of properties similar to our own, competition, prevailing economic conditions, government policy, including taxation, and the historical and current growth patterns of both our business and the industry. We also consider the recoverability of the cost of our long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses with the carrying value of the long-lived assets. Considerable management judgment is required to estimate the fair value of an impairment, if any, of our assets. These estimates are very subjective in nature; we believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Estimates related to recoverability of assets are critical accounting policies as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to our consolidated financial position as well as our consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

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

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the six months ended November 30, 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R), we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the six months ended November 30, 2007, we utilized an expected volatility with a range of 67.01%-70.53% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the six months ended November 30, 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

RESULTS OF OPERATIONS

Consolidated Operations

The table below summarizes the consolidated results of operations for each period:

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands, except per share data)

Operating income	$54,135	$52,581	$1,554	3%	$117,412	$110,079	$7,333	7%
Income from continuing operations	1,450	1,000	450	45%	7,730	748	6,982		*
Earnings per share from continuing operations:
Basic	0.01	0.01	0.00	*	0.07	0.01	0.06		*
Diluted	0.01	0.01	0.00	*	0.07	0.01	0.06		*

*	Percentage not meaningful

We had over 1,118,500 wireless subscribers, including approximately 50,200 wholesale subscribers, at November 30, 2007, as compared to 1,058,700, including approximately 51,300 wholesale subscribers, at November 30, 2006, an increase of 6%.

U.S. Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$108,797	$95,910	$12,887	13%	$218,137	$187,619	$30,518	16%
Roaming revenue	14,233	16,993	(2,760)	(16)	32,185	36,315	(4,130)	(11)
Equipment sales	9,777	8,611	1,166	14	20,089	18,001	2,088	12

Total revenue	132,807	121,514	11,293	9	270,411	241,935	28,476	12

Costs and expenses:
Cost of services	25,702	26,541	(839)	(3)	54,069	52,873	1,196	2
Cost of equipment sold	16,559	20,455	(3,896)	(19)	35,338	39,470	(4,132)	(10)
Sales and marketing	15,674	13,572	2,102	15	30,638	26,792	3,846	14
General and administrative	23,500	18,897	4,603	24	45,855	37,060	8,795	24

Total costs and expenses	81,435	79,465	1,970	2	165,900	156,195	9,705	6

Adjusted operating income(1)	$51,372	$42,049	$9,323	22%	$104,511	$85,740	$18,771	22%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased in the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short message services, multimedia services and downloads), and an increase in recurring access fees primarily due to increased subscribers on our Blue Nation (nationwide) and Blue Region (regional) plans, which generally have a higher ARPU than older plans.

U.S. wireless roaming revenue decreased for the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006. The decrease in the three months ended November 30, 2007 as compared to the same period last year was primarily due to a decrease in the average roaming rate per minute, partially offset by an increase in roaming minutes as well as an increase in revenue from data roaming. The decrease in the six months ended November 30, 2007 as compared to the same period last year was primarily due to a decrease in the average roaming rate per minute, partially offset by an increase in revenue from data roaming.

Equipment sales increased during the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006, due primarily to an increase in new activations and deductibles associated with our phone insurance program.

Our U.S. wireless operations had approximately 700,300 and 666,400 subscribers at November 30, 2007 and 2006, respectively, including approximately 50,200 and 51,300 wholesale subscribers, respectively. Wholesale subscribers are customers who use our network and services but are billed by a third party (reseller) who has effectively resold our services to the end user. Postpaid subscribers account for 96% of total U.S. wireless retail subscribers as of November 30, 2007. During the twelve months ended November 30, 2007, increases in retail subscribers from new activations of 200,700 were offset by subscriber cancellations of 165,700. The monthly postpaid churn rate was 2.0% for both the three and six months ended November 30, 2007, as compared to 1.9% for both the three and six months ended November 30, 2006, respectively. The cancellations experienced by our U.S. wireless operations were primarily due to non-payment and competition.

U.S. wireless ARPU was $68 and $70 for the three and six months ended November 30, 2007, respectively, as compared to $67 for both of the same periods last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales driven by increased subscribers on our Blue Nation and Blue Region plans, which generally have a higher ARPU than older plans, offset by lower roaming revenue. Average MOUs per subscriber were 1,051 and 1,046 per month for the three and six months ended November 30, 2007, respectively, as compared to 895 and 879 for the same periods last year.

Costs and expenses.  Cost of services decreased during the three months ended November 30, 2007 and increased during the six months ended November 30, 2007, as compared to the same periods last year. The decrease in the three months ended November 30, 2007 was primarily due to a decrease in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks) due to reduced rates, partially offset by increases in expenses to provide data services resulting from greater data usage and increased compensation costs. The increase in the six months ended November 30, 2007 was primarily due to increases in tower site rent associated with additional sites, expenses associated with providing data services and compensation costs. This was partially offset by a decrease in roamer service costs due to reduced rates.

Cost of equipment sold decreased for the three and six months ended November 30, 2007, as compared to the same periods last year. The decrease was primarily due to a lower average cost per phone in the three and six months ended November 30, 2007 as compared to the same periods last year, partially offset by a greater number of phones used for customer acquisition and retention in the three and six months ended November 30, 2007 as compared to the same period last year.

Sales and marketing expenses increased for the three and six months ended November 30, 2007, as compared to the same periods last year, primarily due to increased advertising associated with the launch of our New Blue Nation rate plans.

General and administrative expenses increased for the three and six months ended November 30, 2007, as compared to the same periods in the prior year. The increase was primarily due to increases in bad debt expense, compensation costs, costs related to employee benefits and training and rent expense.

Puerto Rico Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Service revenue	$76,281	$73,613	$2,668	4%	$153,185	$146,711	$6,474	4%
Roaming revenue	1,463	1,432	31	2	2,599	2,899	(300)	(10)
Equipment sales	3,055	3,848	(793)	(21)	6,353	6,823	(470)	(7)

Total revenue	80,799	78,893	1,906	2	162,137	156,433	5,704	4

Costs and expenses:
Cost of services	12,971	12,401	570	5	26,062	24,820	1,242	5
Cost of equipment sold	13,459	11,902	1,557	13	26,137	21,522	4,615	21
Sales and marketing	9,209	8,505	704	8	18,209	16,235	1,974	12
General and administrative	17,965	17,836	129	1	35,841	33,994	1,847	5

Total costs and expenses	53,604	50,644	2,960	6	106,249	96,571	9,678	10

Adjusted operating income(1)	$27,195	$28,249	$(1,054)	(4)%	$55,888	$59,862	$(3,974)	(7)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue increased for the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006. The increase primarily relates to an increase in subscribers in the three and six months ended November 30, 2007 as compared to the same periods last year, partially offset by a decrease in ARPU. Our Puerto Rico wireless operations had approximately 418,200 subscribers at November 30, 2007, an increase of 7% from subscribers at November 30, 2006. During the twelve months ended November 30, 2007, increases from new activations of 147,800 were offset by subscriber cancellations of 121,900. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and non-payment.

The monthly postpaid churn rate decreased to 2.6% and 2.4% for three and six months ended November 30, 2007, respectively, from 2.8% and 2.6% for the same periods last year. The decrease in churn was primarily due to the “Unlimited Plan,” which is more appealing to subscribers than our previous offering, causing fewer cancellations by subscribers choosing competitive offerings. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at November 30, 2007 and November 30, 2006.

Puerto Rico wireless ARPU was $65 and $66 for the three and six months ended November 30, 2007, respectively, as compared to $68 and $67 for the three and six months ended November 30, 2006, respectively. The decrease in ARPU was primarily due to lower airtime revenue and equipment revenue per subscriber, partially offset by an increase in data revenue per subscriber.

Our subscribers used an average of 1,758 and 1,741 MOUs during the three and six months ended November 30, 2007, respectively, compared to 1,536 and 1,527 MOUs during the three and six months ended November 30, 2006, respectively. We believe the increase in MOUs is due to our unlimited rate plan which provides customers in Puerto Rico with unlimited local MOUs for a flat fee at $49.99 per month.

Equipment sales decreased during the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006, due primarily to market pressure to more heavily subsidize more expensive higher-end handsets to attract and retain customers.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2007 as compared to the three and six months ended November 30, 2006. The increase was primarily due to increased costs associated with a larger subscriber base, including tower site rent, maintenance contracts, and long distance costs.

Cost of equipment sold increased during the three and six months ended November 30, 2007 as compared to the same periods last year. The increase was primarily due to an increase in phone expenses associated with customer retention and acquisition as well as an increase in the cost per phone due to the sales of more expensive higher-end handsets in the three and six months ended November 30, 2007, as compared to the same periods last year.

Sales and marketing expenses increased during the three and six months ended November 30, 2007, as compared to the same periods last year. The increase was due to increases in advertising, compensation costs, and agent commissions.

General and administrative expenses increased during the three and six months ended November 30, 2007, as compared to the same periods last year. The increase was primarily due to increases in other taxes and licenses, compensation costs, and customer service costs. These increases were partially offset by a decrease in bad debt expense.

Puerto Rico Broadband Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(In thousands)

Revenue:
Switched revenue	$13,777	$13,601	$176	1%	$27,379	$27,436	$(57)	0%
Dedicated revenue	17,527	15,353	2,174	14	33,801	29,805	3,996	13
Other revenue	1,702	2,877	(1,175)	(41)	3,830	4,901	(1,071)	(22)

Total revenue	33,006	31,831	1,175	4	65,010	62,142	2,868	5

Costs and expenses:
Cost of services	8,278	7,224	1,054	15	15,877	14,201	1,676	12
Cost of equipment sold	244	54	190	*	309	103	206	*
Sales and marketing	1,736	1,716	20	1	3,161	3,285	(124)	(4)
General and administrative	5,332	4,900	432	9	10,042	9,767	275	3

Total costs and expenses	15,590	13,894	1,696	12	29,389	27,356	2,033	7

Adjusted operating income(1)	$17,416	$17,937	$(521)	(3)%	$35,621	$34,786	$835	2%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006. This increase was primarily due to a 19% increase in total access lines and equivalents to 460,700, partially offset by a decrease in recurring revenue per line and lower intercarrier compensation revenue due to a favorable adjustment in the three months ended November 30, 2006.

Switched revenue increased for the three months ended November 30, 2007 and decreased for the six months ended November 30, 2007 as compared to the same periods last year. The increase in the three months ended November 30, 2007 was primarily due to a 20% increase in switched access lines to 85,900 as of November 30, 2007, partially offset by a decrease in recurring revenue per line. The decrease in the six months ended November 30, 2007 relates to a lower recurring revenue per line partially offset by an increase in switched access lines. The increase in switched access lines has primarily come from VOIP lines added through our agreements with certain cable television operators in Puerto Rico.

Dedicated revenue increased for the three and six months ended November 30, 2007, as compared to the same periods last year. The increase was primarily the result of a 19% increase in voice grade equivalent dedicated lines to 374,800 as of November 30, 2007, partially offset by a decrease in recurring revenue per line.

Other revenue decreased for the three and six months ended November 30, 2007, as compared to the same periods last year. The decrease was primarily due to a decrease in revenue resulting from installation and new construction and intercarrier compensation revenue partially due to a favorable adjustment in the three months ended November 30, 2006.

Costs and expenses.  Cost of services increased during the three and six months ended November 30, 2007, as compared to the same periods last year. The increase primarily related to increases in telephone service and network costs due to access line growth and to expenses for the deployment of network capacity in consideration of customer contracts for future service.

General and administrative expenses increased during the three and six months ended November 30, 2007, as compared to the same periods the prior year. The increase was primarily due to increases in bad debt expense and other taxes and licenses.

LIQUIDITY AND CAPITAL RESOURCES

Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Weighted Average Debt Outstanding	$2,020.26	$2,138.26	$(118.00)	$2,033.62	$2,136.83	$(103.21)
Weighted Average Gross Interest Rate(1)	9.7%	9.9%	(0.2)%	9.7%	9.8%	(0.1)%
Weighted Average Gross Interest Rate(2)	9.2%	9.4%	(0.2)%	9.3%	9.3%	—
Gross Interest Expense(1)	$48.87	$52.68	$(3.81)	$98.61	$104.43	$(5.82)
Interest Income	$1.06	$0.99	$0.07	$2.22	$2.03	$0.19

Net Interest Expense	$47.81	$51.69	$(3.88)	$96.39	$102.40	$(6.01)

(1)	Including amortization of debt issuance costs of $2.3 million and $4.3 million for the three and six months ended November 30, 2007, respectively and $2.3 million and $4.6 million for the three and six months ended November 30, 2006, respectively.

(2)	Excluding amortization of debt issuance costs of $2.3 million and $4.3 million for the three and six months ended November 30, 2007, respectively and $2.3 million and $4.6 million for the three and six months ended November 30, 2006, respectively.

The $3.9 million and $6.0 million decrease in net interest expense for the three and six months ended November 30, 2007, respectively, as compared to the three and six months ended November 30, 2006, resulted primarily from lower weighted average debt outstanding.

At November 30, 2007, we had total liquidity of $223.0 million, consisting of cash and cash equivalents totaling $73.0 million and approximately $150 million available under our revolving credit facility. Additionally, at November 30, 2007, we had restricted cash of $6.2 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at November 30, 2007. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At November 30, 2007, approximately $150.0 million was available under the revolving credit facility.

On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 5.20% as of November 30, 2007) plus 2.00%

and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

On December 21, 2005 we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (5.23% as of November 30, 2007) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

On February 9, 2004, concurrent with our entering into the Senior Secured Credit Facility, we and our wholly-owned subsidiaries, CCOC and CPROC, as co-issuers, issued $325.0 million aggregate principal amount of 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”). We used the net proceeds from the 2014 Senior Notes offering to refinance outstanding indebtedness.

On June 20, 2003, we and CCOC, as co-issuers, issued $500.0 million aggregate principal amount of 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”). CPROC is a guarantor of the 2013 Senior Notes.

In December 1998, we and CCOC issued $370.0 million of 2008 Senior Subordinated Notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”) owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. CPROC is a guarantor of the 2008 Senior Subordinated Notes. As of November 30, 2007, we had repurchased or redeemed all such notes.

Derivative Financial Instruments

On December 22, 2005 we entered into an interest rate swap agreement (the “CCOC Swap”) through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of variable interest rate term loans under the Senior Secured Credit Facility. The CCOC Swap became effective March 31, 2006, and expired on December 31, 2007. The fixed interest rate on the CCOC Swap was 6.84%. On May 1, 2007, we entered into an interest rate collar agreement (the “May 2007 CCOC Collar”), through our wholly-owned subsidiary, CCOC, to hedge variable interest rate risk on $200.0 million of our variable interest rate term loans under the Senior Secured Credit Facility. The May 2007 CCOC Collar became effective December 31, 2007, the date that the original CCOC Swap expired, and expires December 31, 2008. The May 2007 CCOC collar has a fixed interest rate floor of 4.24% and a fixed interest rate cap of 5.35%.

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

On October 31, 2007, we entered into an agreement to hedge variable interest rate risk on $200.0 million of our $350.0 million of variable interest rate 2013 Holdco Floating Rate Notes for six months (the “Holdco Swap”). The Holdco Swap became effective December 31, 2007 and will expire on June 30, 2008, and has an all-in fixed interest rate of 10.46%.

At November 30, 2007, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.

At November 30, 2007, the fair value of our swaps and collars was approximately $(2.1) million. We recorded a liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the six months ended November 30, 2007, we recorded $1.1 million, net of tax, in accumulated other comprehensive loss attributable to the fair value adjustments of the swaps and collars.

Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at November 30, 2007.

For the three and six months ended November 30, 2007, the ratio of earnings to fixed charges was 1.12 and 1.20, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At November 30, 2007, we had no off-balance sheet obligations.

Our capital expenditures for the three and six months ended November 30, 2007 were as follows:

	Three Months Ended	% of Total Capital	Six Months Ended	% of Total Capital
	November 30, 2007	Expenditures	November 30, 2007	Expenditures
	(Amounts in thousands)

U.S. Wireless	$11,767	46.3%	$18,818	41.4%
Puerto Rico Wireless	9,285	36.5	16,758	36.9
Puerto Rico Broadband	4,374	17.2	9,846	21.7

Total capital expenditures	$25,426	100.0%	$45,422	100.0%

Capitalized phones in Puerto Rico (included above in Puerto Rico Wireless)	$4,896		$11,134
Property, plant and equipment, net at November 30, 2007	$575,316		$575,316

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

On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico, for $15 million.

On October 23, 2007, we acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana, for $3.6 million.

COMMITMENTS AND CONTINGENCIES

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of November 30, 2007, we have paid approximately $38.2 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of November 30, 2007, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of November 30, 2007, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2007 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations (net of unamortized discount)	$2,005,049	$—	$274,626	$275,520	$1,454,903
Interest on long-term debt obligations(1)	879,904	157,368	327,029	272,814	122,693
Operating lease obligations	248,718	30,696	53,181	37,347	127,494
Capital lease obligations	190,123	6,090	12,803	13,430	157,800
Purchase obligations	43,758	10,582	21,879	11,297	—

Total contractual cash obligations	3,367,552	204,736	689,518	610,408	1,862,890
Sublessor agreements	(3,950)	(1,293)	(1,902)	(745)	(10)

Net	$3,363,602	$203,443	$687,616	$609,663	$1,862,880

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

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

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on $750.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2007:

	Fiscal Year Ended November 30,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(In thousands)

Long-term debt:
Fixed rate	$—	$—	$(374)	$153	$367	$1,107,439	$1,107,585	$1,135,710
Average fixed Interest rate	0.0%	10.0%	10.0%	10.0%	10.0%	9.5%	9.5%	—
Variable rate	$—	$—	$275,000	$275,000	$—	$350,000	$900,000	$907,000
Average variable Interest rate(1)	3.2%	4.0%	4.4%	4.7%	5.0%	5.0%	4.7%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$650,000							$(1,011)
Average pay rate	7.71%
Average receive rate	5.25%
Interest rate collar:
Notional amount	$300,000							$(1,048)
Cap (Highest)	5.50%
Floor (Lowest)	4.66%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both November 30, 2007 and 2006 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at November 30, 2007 and 2006. Of the variable rate debt, as of November 30, 2007, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through December 2008. These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at November 30, 2007, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2007.

There was no change in our internal control over financial reporting during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co. against each of the members of our board of directors, certain stockholders (affiliates of Welsh, Carson, Anderson & Stowe and The Blackstone Group) (collectively, the “Defendants”) and the Company, as a nominal defendant. The suit alleged, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which we issued $550 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleged that the stockholder defendants were unjustly enriched by the payment of the dividend to our detriment because, among other things, of the increase in our debt caused by the recapitalization. The suit also alleged waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint sought damages against the defendants for our benefit, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants filed a motion to dismiss the lawsuit. Prior to oral argument on the motion to dismiss, on November 1, 2007 the Plaintiff voluntarily dismissed the action against all defendants.

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. On October 19, 2007, the court granted preliminary approval of the proposed settlement and scheduled a hearing to consider final approval of the settlement for April 2008. The settlement provides for the certification of a class consisting of all of our current and former customers. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of our airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, we have recorded a charge of $2.95 million, included in general and administrative expense on the Consolidated Statement of Operations for the three and six months ended November 30, 2007, to cover all expected costs of the settlement.

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

a) The Company’s annual meeting of stockholders was held on September 27, 2007.

b) The following persons were elected as directors at the Company’s annual meeting pursuant to the following votes:

	Number of Votes
Directors	For	Withhold

Darren C. Battistoni	97,781,049	1,583,368
Anthony J. de Nicola	92,256,195	7,108,222
Thomas E. McInerney	91,647,071	7,717,346
James P. Pellow	97,519,051	1,845,366
Raymond A. Ranelli	97,962,954	1,401,463
Robert D. Reid	96,227,980	3,136,437
Scott N. Schneider	97,084,785	2,279,632
Michael J. Small	97,786,049	1,578,368
J. Stephen Vanderwoude	97,858,956	1,505,461

c) The stockholders approved a proposal at the annual meeting to amend the Company’s 1999 Stock Option and Restricted Stock Purchase Plan to increase the number of shares issuable thereunder by 3,000,000 shares. The following sets forth the number of votes on this proposal:

For	Against	Abstain

74,407,817	11,246,037	156,706

d) The stockholders approved a proposal at the annual meeting to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2008. The following sets forth the number of votes on this proposal:

For	Against	Abstain

99,190,806	27,437	146,173

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Each exhibit identified below is filed as a part of this report.

Exhibit
No.	Description

31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 8, 2008

CENTENNIAL COMMUNICATIONS CORP.

/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President,
Chief Financial Officer
(Chief Financial Officer)

/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller
(Chief Accounting Officer)