Form 10-Q
period 2008-02-29
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2008-03-28
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
(732) 556-2200
(Registrants telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     Common Stock — 107,758,122 outstanding shares as of March 25, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	February 29,	May 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,208	$94,740
Accounts receivable, less allowance for doubtful accounts of $9,462 and $7,571, respectively	90,933	88,292
Inventory — phones and accessories, net	40,508	31,624
Prepaid expenses and other current assets	21,528	18,257

Total Current Assets	237,177	232,913
Property, plant and equipment, net	578,254	574,503
Debt issuance costs, less accumulated amortization of $28,968 and $25,295, respectively	36,578	42,872
Restricted cash	6,501	5,926
U.S. wireless licenses	402,387	398,783
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	4,187	4,187
Cable facility, net	3,310	3,490
Customer list, net	11,635	—
Other assets	6,265	5,148

TOTAL ASSETS	$1,340,453	$1,321,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$35,037	$20,839
Accrued expenses and other current liabilities	181,716	191,524
Payable to affiliates	75	125

Total Current Liabilities	216,828	212,488
Long-term debt	2,008,323	2,046,565
Deferred income taxes	135,079	124,783
Other liabilities	37,823	16,523
Minority interest in subsidiaries	4,785	4,293
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 107,828,625 and 106,899,286 shares, respectively; and outstanding 107,758,122 and 106,828,783 shares, respectively	1,078	1,069
Additional paid-in capital	32,451	19,832
Accumulated deficit	(1,091,077)	(1,103,379)
Accumulated other comprehensive (loss) income	(3,760)	884

	(1,061,308)	(1,081,594)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,062,385)	(1,082,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,340,453	$1,321,981

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
REVENUE:
Service revenue	$233,361	$212,434	$698,457	$642,213
Equipment sales	17,792	16,678	44,234	41,502

	251,153	229,112	742,691	683,715

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	45,034	42,388	135,975	129,129
Cost of equipment sold	34,047	34,852	95,831	95,947
Sales and marketing	25,503	24,643	77,817	71,436
General and administrative	49,573	44,481	149,438	129,170
Depreciation and amortization	35,262	32,624	102,873	97,537
Loss (gain) on disposition of assets	120	(265)	1,731	28

	189,539	178,723	563,665	523,247

Operating income	61,614	50,389	179,026	160,468

Interest expense, net	(47,508)	(50,540)	(143,901)	(152,943)
Gain on sale of equity investments	—	4,730	—	4,730

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	14,106	4,579	35,125	12,255
Income tax expense	(7,302)	(4,252)	(20,270)	(11,285)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	6,804	327	14,855	970
Minority interest in income of subsidiaries	(171)	(264)	(492)	(705)
Income from equity investments	—	258	—	804

Income from continuing operations	6,633	321	14,363	1,069
Discontinued operations:
Gain (loss)	—	2,170	—	(659)
Loss on disposition	(1,218)	(266)	(2,257)	(32,261)
Income tax expense	—	(3,573)	—	(5,008)

Net loss from discontinued operations	(1,218)	(1,669)	(2,257)	(37,928)

Net income (loss)	$5,415	$(1,348)	$12,106	$(36,859)

Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.06	$0.00	$0.13	$0.01
Loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.36)

Net income (loss) per share	$0.05	$(0.01)	$0.11	$(0.35)

Diluted
Earnings per share from continuing operations	$0.06	$0.00	$0.13	$0.01
Loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.35)

Net income (loss) per share	$0.05	$(0.01)	$0.11	$(0.34)

Weighted-average number of shares outstanding:
Basic	107,755	105,698	107,457	105,437

Diluted	109,987	108,637	110,240	107,786

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	February 29,	February 28,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$12,106	$(36,859)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,873	104,704
Stock-based compensation	8,548	7,211
Excess tax benefits from stock-based compensation	(1,113)	(224)
Minority interest in income of subsidiaries	492	705
Income from equity investments	—	(804)
Distributions received from equity investments	—	386
Loss on disposition of assets	3,988	32,244
Gain on sale of equity investment	—	(4,730)
Changes in assets and liabilities	(5,000)	(3,692)

Net cash provided by operating activities	121,894	98,941

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	91	322
Acquisition of minority interest, net	—	(2,500)
Payment for acquisition, net of cash acquired	(12,519)	—
Payment for purchase of wireless spectrum	(3,604)	(14,920)
Payment from sales of equity investment	—	7,100
Capital expenditures	(75,595)	(78,352)

Net cash used in investing activities	(91,627)	(88,350)

FINANCING ACTIVITIES:
Repayment of debt	(46,417)	(21,334)
Debt issuance costs paid	—	(562)
Proceeds from the exercise of stock options	4,209	2,264
Proceeds from issuance of common stock under employee stock purchase plan	296	461
Excess tax benefits from stock-based compensation	1,113	224

Net cash used in financing activities	(40,799)	(18,947)

Net decrease in cash and cash equivalents	(10,532)	(8,356)
Cash and cash equivalents, beginning of period	94,740	94,884

Cash and cash equivalents, end of period	$84,208	$86,528

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$156,340	$165,726

Income taxes	$10,048	$4,991

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$6,021	$6,962

Acquisition of fixed assets	$4,140	$—

Acquisition of minority interest included in accrued expenses and other current liabilities	$—	$1,000

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2007 Annual Report on Form 10-K, filed on August 9, 2007, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of February 29, 2008 and the results of its consolidated operations and consolidated cash flows for the three and nine-month periods ended February 29, 2008 and February 28, 2007.
NOTE 2. OTHER INTANGIBLE ASSETS AND GOODWILL
     Other Intangible Assets
     The following table presents the intangible assets not subject to amortization:

			Impairment
	As of	Assets	Loss	As of
	June 1, 2007	Acquired	Recognized	February 29, 2008
U.S. wireless licenses	$398,783	$3,604	$—	$402,387
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$452,942	$3,604	$—	$456,546

     On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, for approximately $3,604.
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
     The Company performed its annual goodwill and intangible asset impairment analyses during the third quarter of fiscal year 2008. Based upon the results of these analyses, there were no impairments.
     The following table presents other intangible assets subject to amortization:

		As of February 29, 2008		As of May 31, 2007
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Cable facility	25 years	6,000	2,690	6,000	2,510

Customer lists	10 years	12,085	450	—	—

     Other intangible assets amortization expense was $350 and $630 for the three and nine months ended February 29, 2008, respectively. Based solely on the finite lived intangible assets existing at February 29, 2008, amortization expense is estimated to be approximately $362 for the remainder of fiscal 2008 and $1,448 per fiscal year for each of the next five fiscal years.
     Goodwill
     The goodwill balance in the Puerto Rico broadband segment was $4,187 at February 29, 2008 and May 31, 2007.
NOTE 3. DEBT
     Long-term debt consisted of the following:

	As of	As of
	February 29, 2008	May 31, 2007
Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013, net of unamortized discount of $2,412 and $2,785, respectively	347,588	347,215
10% Senior Unsecured Holdco Fixed Rate Notes due 2013	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008	—	45,000
Capital Lease Obligations	73,832	67,128
Financing Obligation — Tower Sale	11,903	12,222

Total Long-Term Debt	2,008,323	2,046,565
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,008,323	$2,046,565

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

     The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At February 29, 2008, approximately $150,000 was available under the revolving credit facility.
     On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 4.71% as of February 29, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
     High-Yield Notes
     On December 21, 2005, the Company issued $550,000 in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of floating rate notes that bear interest at three-month LIBOR (4.73% as of February 29, 2008) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     In December 1998, the Company and CCOC issued $370,000 of 10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”). An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. CPROC was a guarantor of the 2008 Senior Subordinated Notes. As of February 29, 2008, the Company had repurchased or redeemed all such notes.
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
     At February 29, 2008, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.
     At February 29, 2008, the fair value of the swaps and collars was approximately $(6,771). The Company recorded a liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the nine months ended February 29, 2008, the Company recorded $3,760, net of tax, in accumulated other comprehensive loss attributable to the fair value adjustments of the swaps and collars.
     Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company was in compliance with all financial and operating covenants of its debt agreements at February 29, 2008.
     The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at February 29, 2008 are summarized as follows:

February 28, 2009	$—
February 28, 2010	—
February 28, 2011	549,642
February 29, 2012	160
February 28, 2013	550,418
February 28, 2014 and thereafter	910,515

2,010,735
Unamortized discount	(2,412)

$2,008,323

     Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense was approximately $47,959 and $146,569 for the three and nine months ended February 29, 2008, respectively, and approximately $51,526 and $155,955 for the three and nine months ended February 28, 2007, respectively.
NOTE 4. TAXES
     In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended February 29, 2008 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 57.2%.

     The Company’s effective tax rate of 57.2% is primarily due to U.S. federal taxes, state taxes net of federal tax benefit and foreign taxes for which the Company cannot claim a foreign tax credit.
     On June 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which provides clarification with respect to the accounting for uncertainty in income taxes, contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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
     The Company’s policy to include interest related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $1,500 for the payment of interest relating to unrecognized tax benefits. During the three and nine months ended February 29, 2008, the Company recorded approximately $184 and $560, respectively, in potential interest associated with uncertain tax positions.
     The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to US federal income tax examinations for years before 2004 and generally, is no longer subject to states and foreign income tax examinations by tax authorities for years before 2002. In the second quarter of fiscal 2008, the IRS commenced an audit of the Company’s tax return for the year ended May 31, 2006 and the state of Michigan commenced an audit of the Company’s tax returns for the years ended May 31, 2003 through May 31, 2006. The Company’s income tax returns are not currently under examination in any other taxing jurisdiction.
     Management has concluded that it is reasonably possible that the unrecognized tax benefits will increase by approximately $1,631 within the next 12 months. The increase is primarily related to additional foreign and state taxes and interest accruals net of any expiring statutes of limitations.
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
Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenue	$—	$18,505	$—	$55,941
Income (loss) from discontinued operations	—	2,170	—	(659)
Loss on disposition	(1,218)	(266)	(2,257)	(32,261)
Income tax expense	—	(3,573)	—	(5,008)

Net loss from discontinued operations	$(1,218)	$(1,669)	$(2,257)	$(37,928)

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this new pronouncement will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”). The Company is currently evaluating the impact that the implementation of SFAS 159 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.
     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some companies, the application of SFAS 157 will change current practice. Certain provisions of SFAS 157 are effective with fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of the standard by one year for nonfinancial assets and liabilities. The Company is currently evaluating the impact that the implementation of SFAS 157 will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.
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
NOTE 7. ACQUISITIONS AND DISPOSITIONS

     On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana, for $3,604.
     On September 18, 2007, the Company completed the acquisition of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico for $15,000, exclusive of a positive $2,369 working capital adjustment and direct costs of $582, for a net aggregate purchase price of $13,213. The Company has included the operations of Islanet in its results since the acquisition date.
     Preliminary Purchase Price Allocation
     The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain valuations and other analyses that have not been completed as of the date of this filing due to the timing of the closing of the acquisition. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the allocation period as defined in SFAS  141.
     The preliminary purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	3,431
Customer lists	12,085
Deferred tax asset	2,596

Total Assets Acquired	18,673
Current liabilities assumed	3,050
Deferred tax liability	2,410

Net assets acquired	$13,213

     Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years.
     This acquisition did not have a material effect on the Company’s results of operations for the three and nine months ended February 29, 2008, nor would it have had a material effect on the Company’s results of operations for the fiscal year ended May 31, 2007.
NOTE 8. COMMITMENTS AND CONTINGENCIES
     Legal Proceedings:
     In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co., against each of the members of the Company’s board of directors, certain stockholders of the Company (affiliates of Welsh Carson and The Blackstone Group) (the “Defendants”) and the Company, as a nominal defendant. The suit alleged, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which the Company issued $550,000 of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleged that the stockholder defendants were unjustly enriched by the payment of the dividend to the detriment of the Company because, among other things, of the increase in the Company’s debt caused by the recapitalization. The suit also alleged waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint sought damages against the defendants for the benefit of the Company, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants filed a motion to dismiss the lawsuit. Prior to oral argument on the motion to dismiss, on November 1, 2007, the Plaintiffs voluntarily dismissed the action against all defendants.
     The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. On October 19, 2007, the court granted preliminary approval of the proposed settlement and scheduled a hearing to consider final approval of the settlement for April 2008. The settlement provides for the certification of a class consisting of all current and former customers of Centennial. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of Centennial airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, the Company recorded a charge of $2,950 during the second quarter of fiscal year 2008, which is included in general and administrative expense on the Consolidated Statement of Operations for the nine months ended February 29, 2008, to cover all expected costs of the settlement.
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
     Lease Commitments:
     The Company leases facilities and equipment under noncancelable operating and capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease. When determining the term of a lease, the Company includes renewal options that are reasonably assured. Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent. Leasehold improvements are depreciated over the shorter of their economic lives, which begin once the assets are ready for their intended use, or the lease term.
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
     Other Commitments and Contingencies:

     In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company has committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of February 29, 2008, the Company has paid approximately $40,323 in connection with this agreement.

NOTE 9. SEGMENT INFORMATION
     The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, gain on sale of equity investments, interest expense, net, (loss) gain on disposition of assets, litigation settlement expense, strategic alternatives/recapitalization costs, stock-based compensation expense and depreciation and amortization.
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
     Information about the Company’s operations in its three business segments as of, and for the three and nine months ended, February 29, 2008 and February 28, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
U.S. WIRELESS
Service revenue	$111,619	$99,612	$329,756	$287,231
Roaming revenue	12,526	14,195	44,711	50,510
Equipment sales	13,657	12,680	33,746	30,681

Total revenue	137,802	126,487	408,213	368,422
Adjusted operating income	50,497	44,713	155,008	130,453
Total assets	1,795,918	1,865,120	1,795,918	1,865,120
Capital expenditures	16,156	17,898	34,974	34,443
PUERTO RICO WIRELESS
Service revenue	$76,708	$70,428	$229,893	$217,139
Roaming revenue	1,838	783	4,437	3,682
Equipment sales	4,135	3,998	10,488	10,821

Total revenue	82,681	75,209	244,818	231,642
Adjusted operating income	30,958	23,600	86,846	83,462
Total assets	262,800	309,363	262,800	309,363
Capital expenditures	10,264	10,558	27,022	25,354
PUERTO RICO BROADBAND
Switched revenue	$13,905	$13,114	$41,284	$40,550
Dedicated revenue	18,384	15,815	52,185	45,620
Other revenue	1,630	1,407	5,460	6,308

Total revenue	33,919	30,336	98,929	92,478
Adjusted operating income	17,653	16,286	53,274	51,072
Total assets	218,724	170,956	218,724	170,956
Capital expenditures	3,753	6,355	13,599	14,847
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(3,249)	$(2,920)	$(9,269)	$(8,827)
Total assets(2)(3)	(936,989)	(952,415)	(936,989)	(952,415)
CONSOLIDATED
Total revenue	$251,153	$229,112	$742,691	$683,715
Adjusted operating income	99,108	84,599	295,128	264,987
Total assets	1,340,453	1,393,024	1,340,453	1,393,024
Capital expenditures	30,173	34,811	75,595	74,644

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

(3)	Includes assets held for sale of $96,762 as of February 28, 2007.
     Reconciliation of adjusted operating income to net income (loss):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Adjusted operating income	$99,108	$84,599	$295,128	$264,987
Depreciation and amortization	(35,262)	(32,624)	(102,873)	(97,537)
Stock-based compensation expense	(2,112)	(1,851)	(8,548)	(6,669)
Strategic alternatives/recapitalization costs	—	—	—	(285)
Litigation settlement expense	—	—	(2,950)	—
(Loss) gain on disposition of assets	(120)	265	(1,731)	(28)

Operating income	61,614	50,389	179,026	160,468
Interest expense, net	(47,508)	(50,540)	(143,901)	(152,943)
Gain on sale of equity investments	—	4,730	—	4,730
Income tax expense	(7,302)	(4,252)	(20,270)	(11,285)
Minority interest in income of subsidiaries	(171)	(264)	(492)	(705)
Income from equity investments	—	258	—	804

Income from continuing operations	6,633	321	14,363	1,069
Loss from discontinued operations	(1,218)	(1,669)	(2,257)	(37,928)

Net income (loss)	$5,415	$(1,348)	$12,106	$(36,859)

NOTE 10. CONDENSED CONSOLIDATING FINANCIAL DATA
     CCOC and CPROC are wholly-owned subsidiaries of the Company. CCOC is a joint and several co-issuer on the 2013 Senior Notes issued by the Company, and CPROC has unconditionally guaranteed the 2013 Senior Notes. The Company, CCOC and CPROC are joint and several co-issuers of the 2014 Senior Notes. Separate financial statements and other disclosures concerning CCOC and CPROC are not presented because they are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,060	$—	$54,148	$—	$—	$84,208
Accounts receivable, net	44,516	—	46,417	—	—	90,933
Inventory — phones and accessories, net	12,780	—	27,728	—	—	40,508
Prepaid expenses and other current assets	14,862	—	6,666	—	—	21,528

Total current assets	102,218	—	134,959	—	—	237,177
Property, plant & equipment, net	252,616	—	325,638	—	—	578,254
Debt issuance costs	13,156	—	23,422	—	—	36,578
Restricted Cash	6,501	—	—	—	—	6,501
U.S. wireless licenses	—	—	402,387	—	—	402,387
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	946,590	602,893	(751,049)	(798,434)	—
Other assets, net	17,753	—	3,457	—	—	21,210

Total	$396,431	$946,590	$1,546,915	$(751,049)	$(798,434)	$1,340,453

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,144	$—	$20,893	$—	$—	$35,037
Accrued expenses and other current liabilities	97,618	—	84,098	—	—	181,716
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	111,762	—	105,066	—	—	216,828
Long-term debt	793,138	591,395	547,588	76,202	—	2,008,323
Deferred income taxes	1,549	—	133,530	—	—	135,079
Other liabilities	8,582	—	29,241	—	—	37,823
Intercompany	3,942	1,087,184	625,582	231,374	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,785	—	—	4,785
Redeemable preferred stock	615,838	—	(9,300)	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,078	—	1,078
Additional paid-in capital	(818,497)	—	818,497	32,451	—	32,451
Accumulated (deficit) equity	(318,571)	(731,989)	(705,626)	(1,091,077)	1,756,186	(1,091,077)
Accumulated other comprehensive income	(1,312)	—	(2,448)	—	—	(3,760)

	(1,138,380)	(731,989)	110,423	(1,057,548)	1,756,186	(1,061,308)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,138,380)	(731,989)	110,423	(1,058,625)	1,756,186	(1,062,385)

Total	$396,431	$946,590	$1,546,915	$(751,049)	$(798,434)	$1,340,453

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$315,574	$—	$436,386	$—	$(9,269)	$742,691

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	60,500	—	84,240	—	(8,765)	135,975
Cost of equipment sold	25,814	—	70,017	—	—	95,831
Sales and marketing	31,343	—	46,474	—	—	77,817
General and administrative	74,487	—	75,455	—	(504)	149,438
Depreciation and amortization	51,242	—	51,631	—	—	102,873
Loss on disposition of assets	787	—	944	—	—	1,731

	244,173	—	328,761	—	(9,269)	563,665

Operating income	71,401	—	107,625	—	—	179,026

Income (loss) from investments in subsidiaries	—	12,106	(8,497)	12,106	(15,715)	—
Interest expense, net	(79,543)	(40,939)	(6,822)	(44,497)	27,900	(143,901)
Intercompany interest allocation	—	40,939	(57,536)	44,497	(27,900)	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(8,142)	12,106	34,770	12,106	(15,715)	35,125
Income tax expense	(355)	—	(19,915)	—	—	(20,270)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(8,497)	12,106	14,855	12,106	(15,715)	14,855
Minority interest in income of subsidiaries	—	—	(492)	—	—	(492)

(Loss) income from continuing operations	(8,497)	12,106	14,363	12,106	(15,715)	14,363
Loss from discontinued operations	—	—	(2,257)	—	—	(2,257)

Net (loss) income	$(8,497)	$12,106	$12,106	$12,106	$(15,715)	$12,106

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(8,497)	$12,106	$12,106	$12,106	$(15,715)	$12,106
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,242	—	51,631	—	—	102,873
Stock-based compensation expense	4,338	—	4,210	—	—	8,548
Excess tax benefit from stock-based compensation	—	—	(1,113)	—	—	(1,113)
Minority interest in income of subsidiaries	—	—	492	—	—	492
Equity in undistributed earnings (loss) of subsidiaries	—	12,106	(8,497)	12,106	(15,715)	—
Loss on disposition of assets	787	—	3,201	—	—	3,988
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(3,276)	104,991	(594,404)	428,359	59,330	(5,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,594	129,203	(532,374)	452,571	27,900	121,894

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	72	19	—	—	—	91
Payment for acquisition	(12,519)	—	—	—	—	(12,519)
Payments for purchase of wireless spectrum	—	(3,604)	—	—	—	(3,604)
Capital expenditures	(40,621)	(34,974)	—	—	—	(75,595)

NET CASH USED IN INVESTING ACTIVITIES	(53,068)	(38,559)	—	—	—	(91,627)

FINANCING ACTIVITIES:
Repayment of debt	—	(45,000)	(1,417)	—	—	(46,417)
Proceeds from the exercise of employee stock options	—	—	—	4,209	—	4,209
Excess tax benefit from stock-based compensation	—	—	—	1,113	—	1,113
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash received from (paid to) affiliates	7,377	(45,644)	524,356	(458,189)	(27,900)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,377	(90,644)	522,939	(452,571)	(27,900)	(40,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,097)	—	(9,435)	—	—	(10,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,060	$—	$54,148	$—	$—	$84,208

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$31,157	$—	$63,583	$—	$—	$94,740
Accounts receivable, net	41,999	—	46,293	—	—	88,292
Inventory — phones and accessories, net	11,641	—	19,983	—	—	31,624
Prepaid expenses and other current assets	11,856	—	6,401	—	—	18,257

Total current assets	96,653	—	136,260	—	—	232,913
Property, plant & equipment, net	249,297	—	325,206	—	—	574,503
Debt issuance costs	15,288	—	27,584	—	—	42,872
Restricted cash	5,926	—	—	—	—	5,926
U.S. wireless licenses	—	—	398,783	—	—	398,783
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	934,484	611,390	(763,155)	(782,719)	—
Other assets	5,777	—	2,861	—	—	8,638

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,183	$—	$6,656	$—	$—	$20,839
Accrued expenses and other current liabilities	89,143	—	102,381	—	—	191,524
Payable to affiliates	—	—	125	—	—	125

Total current liabilities	103,326	—	109,162	—	—	212,488
Long-term debt	792,985	636,395	69,970	547,215	—	2,046,565
Deferred income taxes	4,422	—	120,361	—	—	124,783
Other liabilities	5,469	—	11,054	—	—	16,523
Intercompany	11,319	1,041,540	1,149,938	(226,815)	(1,975,982)	—
Minority interest in subsidiaries	—	—	4,293	—	—	4,293
Redeemable preferred stock	587,938	—	(9,300)	—	(578,638)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,069	—	1,069
Additional paid-in capital	(818,497)	—	818,497	19,832	—	19,832
Accumulated (deficit) equity	(310,074)	(744,095)	(717,732)	(1,103,379)	1,771,901	(1,103,379)
Accumulated other comprehensive loss	240	644	—	—		884

	(1,128,331)	(743,451)	100,765	(1,082,478)	1,771,901	(1,081,594)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,128,331)	(743,451)	100,765	(1,083,555)	1,771,901	(1,082,671)

Total	$377,128	$934,484	$1,556,243	$(763,155)	$(782,719)	$1,321,981

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$297,092	$—	$389,893	$—	$(3,270)	$683,715

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	27,924	—	102,920	—	(1,715)	129,129
Cost of equipment sold	33,075	—	62,872	—	—	95,947
Sales and marketing	29,861	—	41,575	—	—	71,436
General and administrative	85,018	—	45,707	—	(1,555)	129,170
Depreciation and amortization	49,339	—	48,198	—	—	97,537
Loss (gain) on disposition of assets	896	—	(868)	—	—	28

	226,113	—	300,404	—	(3,270)	523,247

Operating income	70,979	—	89,489	—	—	160,468

(Loss) income from investments in subsidiaries	—	(36,859)	(19,494)	(36,859)	93,212	—
Interest expense, net	(78,249)	(51,869)	49,574	(44,499)	(27,900)	(152,943)
Gain on sale of equity investments	—	—	4,730	—	—	4,730
Other (expense) income	—	—	—	—	—	—
Intercompany interest allocation	—	51,869	(124,268)	44,499	27,900	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(7,270)	(36,859)	31	(36,859)	93,212	12,255
Income tax (expense) benefit	(12,224)	—	939	—	—	(11,285)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(19,494)	(36,859)	970	(36,859)	93,212	970
Minority interest in income of subsidiaries	—	—	(705)	—	—	(705)
Income from equity investments	—	—	804	—	—	804

(Loss) income from continuing operations	(19,494)	(36,859)	1,069	(36,859)	93,212	1,069
Loss from discontinued operations	—	—	(37,928)	—	—	(37,928)

Net (loss) income	$(19,494)	$(36,859)	$(36,859)	$(36,859)	$93,212	$(36,859)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	(19,494)	(36,859)	(36,859)	(36,859)	93,212	(36,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,339	—	55,365	—	—	104,704
Stock-based compensation expense	3,426	—	3,785	—	—	7,211
Excess tax benefit from stock-based compensation	—	—	(224)	—	—	(224)
Minority interest in income of subsidiaries	—	—	705	—	—	705
Income from equity investments	—	—	(804)	—	—	(804)
Equity in undistributed (loss) earnings of subsidiaries	—	(36,859)	(19,494)	(36,859)	93,212	—
Distribution received from equity investments	—	—	386	—	—	386
Loss on disposition of assets	896	—	31,348	—	—	32,244
Gain on sale of equity investment	—	—	(4,730)	—	—	(4,730)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	14,546	94,247	(11,685)	60,687	(161,487)	(3,692)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,713	20,529	17,793	(13,031)	24,937	98,941

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	322	—	—	—	322
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,920)	—	—	(14,920)
Proceeds from sale of equity investment	—	—	7,100	—	—	7,100
Capital expenditures	(37,068)	—	(41,284)	—	—	(78,352)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(37,068)	322	(51,604)	—	—	(88,350)

FINANCING ACTIVITIES:
Repayment of debt	(20,000)	—	(1,334)	—	—	(21,334)
Proceeds from the exercise of employee stock options	—	—	—	2,264	—	2,264
Debt issuance costs paid	(278)	(284)	—	—	—	(562)
Excess tax benefit from stock-based compensation	—	—	224	—	—	224
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	461	—	461
Cash received from (paid to) affiliates	11,110	(20,567)	24,088	10,306	(24,937)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,168)	(20,851)	22,978	13,031	(24,937)	(18,947)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,477	—	(10,833)	—	—	(8,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	28,606	—	57,922	—	—	86,528

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
      Company Overview
     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 474,500 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. During the quarter ending February 29, 2008, our US Wireless wholesale reseller terminated approximately 35,000 of our 50,200 wholesale subscribers. As a result, we have determined that revenues received from wholesale subscribers are immaterial and have removed such subscribers from the current period as well as from all prior periods. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.
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
     We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and nine months ended February 29, 2008, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless customers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.
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
     We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the nine months ended February 29, 2008, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.
     In the process of implementing SFAS 123(R), we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the nine months ended February 29, 2008, we utilized an expected volatility of 68.67% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the nine months ended February 29, 2008 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
RESULTS OF OPERATIONS
Consolidated Operations
     The table below summarizes the consolidated results of operations for each period:

	Three Months Ended				Nine Months Ended
	February	February			February	February
	29, 2008	28, 2007	$ Change	% Change	29, 2008	28, 2006	$ Change	% Change
	(In thousands, except per share data)
Operating income	$61,614	$50,389	$11,225	22%	$179,026	$160,468	$18,558	12%
Income from continuing operations	6,633	321	6,312	*	14,363	1,069	13,294	*
Earnings per share from continuing operations:
Basic	0.06	0.00	0.06	*	0.13	0.01	0.12	*
Diluted	0.06	0.00	0.06	*	0.13	0.01	0.12	*

*	Percentage not meaningful
     We had 1,086,300 wireless subscribers at February 29, 2008, as compared to 1,034,200 at February 28, 2007, an increase of 5%.
U.S. Wireless Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	29, 2008	28, 2007	$ Change	% Change	29, 2008	28, 2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$111,619	$99,612	$12,007	12%	$329,756	$287,231	$42,525	15%
Roaming revenue	12,526	14,195	(1,669)	(12)	44,711	50,510	(5,799)	(11)
Equipment sales	13,657	12,680	977	8	33,746	30,681	3,065	10

Total revenue	137,802	126,487	11,315	9	408,213	368,422	39,791	11

Costs and expenses:
Cost of services	25,569	25,515	54	0	79,638	78,388	1,250	2
Cost of equipment sold	22,170	22,080	90	0	57,508	61,550	(4,042)	(7)
Sales and marketing	15,233	14,309	924	6	45,871	41,101	4,770	12
General and administrative	24,333	19,870	4,463	22	70,188	56,930	13,258	23

Total costs and expenses	87,305	81,774	5,531	7	253,205	237,969	15,236	6

Adjusted operating income(1)	$50,497	$44,713	$5,784	13%	$155,008	$130,453	$24,555	19%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. U.S. wireless service revenue increased in the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as phone insurance and data services (including short message services, multimedia services and downloads), and an increase in recurring access fees primarily due to increased subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher ARPU than older plans.
     U.S. wireless roaming revenue decreased for the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007. The decrease was primarily due to a decrease in the average roaming rate per minute, partially offset by an increase in roaming MOUs in the three and nine months ended February 29, 2008 as compared to the prior period, as well as an increase in revenue from data roaming in the nine months ended February 29, 2008 as compared to the prior period.

     Equipment sales increased during the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007, primarily due to an increase in revenue associated with new activations and deductibles associated with our phone insurance program.
     Our U.S. wireless operations had approximately 662,700 and 634,800 subscribers at February 29, 2008 and February 28, 2007, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of February 29, 2008. During the twelve months ended February 29, 2008, increases in subscribers from new activations of 198,000 were offset by subscriber cancellations of 170,100. The monthly postpaid churn rate was 2.0% for both the three and nine months ended February 29, 2008, as compared to 1.8% and 1.9% for the three and nine months ended February 28, 2007, respectively. The cancellations experienced by our U.S. wireless operations were primarily due to non-payment and competition.
     U.S. wireless ARPU was $70 for the three and nine months ended February 29, 2008, as compared to $67 for both of the same periods last year. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales driven by increased subscribers on our Blue Nation plans, which generally have a higher ARPU than older plans, offset by lower roaming revenue. Average MOUs per subscriber were 1,067 and 1,052 per month for the three and nine months ended February 29, 2008, respectively, as compared to 944 and 901 for the same periods last year.
     Costs and expenses. Cost of services was flat for the three months ended February 29, 2008 and increased slightly during the nine months ended February 29, 2008, as compared to the same periods last year. The increase was primarily due to increases in tower site rent associated with additional cell sites, expenses associated with providing data services and compensation costs. This was partially offset by a decrease in roamer service costs due to reduced rates.
     Cost of equipment sold was flat for the three months ended February 29, 2008 and decreased for the nine months ended February 29, 2008, as compared to the same periods last year. The decrease for the nine months ended February 29, 2008 was primarily due to a lower average cost per phone, partially offset by a greater number of phones used for customer acquisition and retention as compared to the same period last year.
     Sales and marketing expenses increased for the three and nine months ended February 29, 2008, as compared to the same periods last year, primarily due to increases in advertising associated with the launch of our new Blue Nation rate plans and compensation costs. This was partially offset by a decrease in commission expense.
     General and administrative expenses increased for the three and nine months ended February 29, 2008, as compared to the same periods in the prior year. The increase was primarily due to increases in bad debt expense, compensation costs, store related expenses, other taxes and licenses, costs related to employee benefits and training, and subscriber billing costs.
Puerto Rico Wireless Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	29, 2008	28, 2007	$ Change	% Change	29, 2008	28, 2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$76,708	$70,428	$6,280	9%	$229,893	$217,139	$12,754	6%
Roaming revenue	1,838	783	1,055	*	4,437	3,682	755	21
Equipment sales	4,135	3,998	137	3	10,488	10,821	(333)	(3)

Total revenue	82,681	75,209	7,472	10	244,818	231,642	13,176	6

Costs and expenses:
Cost of services	13,141	12,232	909	7	39,203	37,052	2,151	6
Cost of equipment sold	11,725	12,291	(566)	(5)	37,862	33,813	4,049	12
Sales and marketing	8,462	8,745	(283)	(3)	26,671	24,980	1,691	7
General and administrative	18,395	18,341	54	0	54,236	52,335	1,901	4

Total costs and expenses	51,723	51,609	114	0	157,972	148,180	9,792	7

Adjusted operating income(1)	$30,958	$23,600	$7,358	31%	$86,846	$83,462	$3,384	4%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. Puerto Rico wireless service revenue increased for the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007. The increase relates to an increase in subscribers and ARPU for the three months ended February 29, 2008 and an increase in subscribers for the nine months ended February 29, 2008. This increase was also due in part to a $4.6 million charge relating to Universal Service Fund support we received with respect to our Puerto Rico operations (the “USF Charge”) recorded during the three months ended February 28, 2007, which related to prior periods. Our Puerto Rico wireless operations had approximately 423,600 subscribers at February 29, 2008, an increase of 6% from subscribers at February 28, 2007. During the twelve months ended February 29, 2008, increases from new activations of 144,300 were offset by subscriber cancellations of 120,100. The cancellations experienced by our Puerto Rico wireless operations were primarily due to competition and non-payment.
     The monthly postpaid churn rate decreased to 2.4% for three and nine months ended February 29, 2008, from 2.5% and 2.6% for the same periods last year, respectively. The decrease in churn was primarily due to our “Unlimited Plan,” which is more appealing to subscribers than our previous offering, causing fewer cancellations by subscribers choosing competitive offerings. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at February 29, 2008 and February 28, 2007.
     Puerto Rico wireless ARPU was $65 for the three months ended February 29, 2008 and $66 for the nine months ended February 29, 2008, as compared to $63 and $66 for the same periods last year. The increase in ARPU during the three month period was primarily due to the USF Charge recorded during the three months ended February 28, 2007.
     Our subscribers used an average of 1,750 and 1,744 MOUs during the three and nine months ended February 29, 2008, respectively, compared to 1,574 and 1,543 MOUs during the three and nine months ended February 28, 2007, respectively. We believe the increase in MOUs is due to our unlimited plan which provides customers in Puerto Rico with unlimited local MOUs for a flat fee.
     Equipment sales increased during the three months ended February 29, 2008, and decreased during the nine months ended February 29, 2008, as compared to the same periods last year. The increase for the three months ended February 29, 2008 was primarily due to an increase in phones sold as opposed to last quarter. The decrease for the nine months ended February 29, 2008 was primarily due to market pressure to more heavily subsidize more expensive higher-end handsets to attract and retain customers.
     Costs and expenses. Cost of services increased during the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007. The increase was primarily due to increases in telephone service cost, property taxes and maintenance contracts.
     Cost of equipment sold decreased during the three months ended February 29, 2008 and increased during the nine months ended February 29, 2008, as compared to the same periods last year. The decrease for the three months ended February 29, 2008 was primarily due to lower costs associated with our handset insurance program and to adjustments related to actual costs incurred. The increase for the nine months ended February 29, 2008 was primarily due to an increase in phone costs associated with higher customer acquisition and retention as well as an increase in the cost per phone.
     Sales and marketing expenses decreased during the three months ended February 29, 2008 and increased during the nine months ended February 29, 2008, as compared to the same periods last year. The decrease for the three months ended February 29, 2008 was due to a decrease in commissions expenses partially offset by an increase in advertising expenses. The increase for the nine months ended February 29, 2008 was due to an increase in advertising expenses partially offset by a decrease in commissions.
     General and administrative expenses increased during the three months and nine months ended February 29, 2008, as compared to the same periods last year. The increases were due to increases in compensation, other taxes and licenses, and bank fees.

Puerto Rico Broadband Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	29, 2008	28, 2007	$ Change	% Change	29, 2008	28, 2007	$ Change	% Change
	(In thousands)
Revenue:
Switched revenue	$13,905	$13,114	$791	6%	$41,284	$40,550	$734	2%
Dedicated revenue	18,384	15,815	2,569	16	52,185	45,620	6,565	14
Other revenue	1,630	1,407	223	16	5,460	6,308	(848)	(13)

Total revenue	33,919	30,336	3,583	12	98,929	92,478	6,451	7

Costs and expenses:
Cost of services	9,140	7,066	2,074	29	25,017	21,267	3,750	18
Cost of equipment sold	151	481	(330)	(69)	460	584	(124)	(21)
Sales and marketing	1,678	1,587	91	6	4,839	4,872	(33)	(1)
General and administrative	5,297	4,916	381	8	15,339	14,683	656	4

Total costs and expenses	16,266	14,050	2,216	16	45,655	41,406	4,249	10

Adjusted operating income(1)	$17,653	$16,286	$1,367	8%	$53,274	$51,072	$2,202	4%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Total Puerto Rico broadband revenue increased for the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007. This increase was primarily due to a 19% increase in total access lines and equivalents to 474,500, partially offset by a decrease in recurring revenue per line.
     Switched revenue increased for the three and nine months ended February 29, 2008, as compared to the same periods last year. The increase was primarily due to a 26% increase in switched access lines to 91,600 as of February 29, 2008, partially offset by a decrease in recurring revenue per line. The increase in switched access lines has primarily come from VOIP lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.
     Dedicated revenue increased for the three and nine months ended February 29, 2008, as compared to the same periods last year. The increase was primarily the result of an 18% increase in voice grade equivalent dedicated lines to 382,900 as of February 29, 2008, partially offset by a decrease in recurring revenue per line.
     Other revenue increased for the three months ended February 29, 2008, and decreased for the nine months ended February 29, 2008, as compared to the same periods last year. The increase for the three months ended February 29, 2008 was primarily due to the USF Charge recorded during the three months ended February 28, 2007. The decrease for the nine months ended February 29, 2008 was primarily due to a decrease in termination revenue.
     Costs and expenses. Cost of services increased during the three and nine months ended February 29, 2008, as compared to the same periods last year. The increase primarily related to increases in telephones service costs and network costs.
     General and administrative expenses increased during the three and nine months ended February 29, 2008, as compared to the same periods the prior year. The increase was primarily due to increases in bad debt expense and maintenance contract costs.

LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Nine Months Ended
	February	February		February	February
	29, 2008	28, 2007	Change	29, 2008	2.8, 2007	Change
	(In millions)
Weighted Average Debt Outstanding	$2,006.14	$2,127.50	$(121.36)	$2,024.49	$2,133.80	$(109.31)
Weighted Average Gross Interest Rate(1)	9.6%	9.7%	(0.1%)	9.7%	9.7%	0.0%
Weighted Average Gross Interest Rate(2)	9.2%	9.3%	(0.1%)	9.2%	9.3%	(0.1%)
Gross Interest Expense(1)	$47.96	$51.53	$(3.57)	$146.57	$155.96	$(9.39)
Interest Income	$0.45	$0.99	$(0.54)	$2.67	$3.01	$(0.34)

Net Interest Expense	$47.51	$50.54	$(3.03)	$143.90	$152.95	$(9.05)

(1)	Including amortization of debt issuance costs of $2.0 million and $6.3 million for the three and nine months ended February 29, 2008, respectively and $2.1 million and $6.7 million for the three and nine months ended February 28, 2007, respectively.

(2)	Excluding amortization of debt issuance costs of $2.0 million and $6.3 million for the three and nine months ended February 29, 2008, respectively and $2.1 million and $6.7 million for the three and nine months ended February 28, 2007, respectively.
     The $3.0 million and $9.0 million decrease in net interest expense for the three and nine months ended February 29, 2008, respectively, as compared to the three and nine months ended February 28, 2007, resulted primarily from lower weighted average debt outstanding.
     At February 29, 2008, we had total liquidity of $234.2 million, consisting of cash and cash equivalents totaling $84.2 million and approximately $150.0 million available under our revolving credit facility. Additionally, at February 29, 2008, we had restricted cash of $6.5 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.
      Senior Secured Credit Facility
     On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at February 29, 2008. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At February 29, 2008, approximately $150.0 million was available under the revolving credit facility.
     On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 4.71% as of February 29, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
      High-Yield Notes
     On December 21, 2005 we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (4.73% as of February 29, 2008) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     In December 1998, we and CCOC issued $370.0 million of 2008 Senior Subordinated Notes. An affiliate of Welsh, Carson, Anderson & Stowe (“Welsh Carson”) our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. CPROC was a guarantor of the 2008 Senior Subordinated Notes. As of February 29, 2008, we had repurchased or redeemed all such notes.
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

     At February 29, 2008, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.
     At February 29, 2008, the fair value of our swaps and collars was approximately $(6.8) million. We recorded a liability, which is included in other liabilities in the condensed consolidated balance sheet, for the fair value of the swaps and collars. For the nine months ended February 29, 2008, we recorded $3.8 million, net of tax, in accumulated other comprehensive loss attributable to the fair value adjustments of the swaps and collars.
     Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at February 29, 2008.
     For the three and nine months ended February 29, 2008, the ratio of earnings to fixed charges was 1.28 and 1.23, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.
     At February 29, 2008, we had no off-balance sheet obligations.
     Our capital expenditures for the three and nine months ended February 29, 2008 were as follows:

	Three Months Ended	% of Total Capital	Nine Months Ended	% of Total Capital
	February 29, 2008	Expenditures	February 29, 2008	Expenditures
	(in thousands)
U.S. Wireless	$16,156	53.6%	$34,974	46.3%
Puerto Rico Wireless	10,264	34.0	27,022	35.7
Puerto Rico Broadband	3,753	12.4	13,599	18.0

Total capital expenditures	$30,173	100.0%	$75,595	100.0%

Capitalized phones in Puerto Rico (included above in Puerto Rico Wireless)	$5,516		$14,719
Property, plant and equipment, net at February 29, 2008	$578,254		$578,254
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
COMMITMENTS AND CONTINGENCIES
     In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement has a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, we have committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. These commitments are classified as purchase obligations in the Contractual Obligations table below. As of February 29, 2008, we have paid approximately $40.3 million in connection with this agreement.
     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 29, 2008, 37,613,079 shares remain available for issuance under the shelf.
     On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of February 29, 2008, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.
     The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 29, 2008 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (net of unamortized discount)	$2,008,323	$—	$549,642	$548,166	$910,515
Interest on long-term debt obligations(1)	761,339	148,576	313,811	257,871	41,081
Operating lease obligations	270,422	30,662	52,459	36,941	150,360
Capital lease obligations	229,358	7,382	15,438	16,287	190,251
Purchase obligations	43,758	10,582	21,879	11,297	—

Total contractual cash obligations	3,313,200	197,202	953,229	870,562	1,292,207
Sublessor agreements	(3,950)	(1,293)	(1,902)	(745)	(10)

Net	$3,309,250	$195,909	$951,327	$869,817	$1,292,197

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

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

     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of February 29, 2008:

	Fiscal Year Ended February 28(9),
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$200,220	$910,515	$1,110,735	$1,090,860
Average fixed Interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	9.4%	9.5%	—
Variable rate	$—	$—	$550,000	$—	$350,000	$—	$900,000	$865,000
Average variable Interest rate(1)	2.3%	3.3%	4.0%	4.5%	4.9%	5.2%	4.4%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000							$(3,536)
Average pay rate	7.77%
Average receive rate	5.94%
Interest rate collar:
Notional amount	$300,000							$(3,235)
Cap (Highest)	5.50%
Floor (Lowest)	4.24%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.
     Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both February 29, 2008 and February 28, 2007 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at February 29, 2008 and February 28, 2007. Of the variable rate debt, as of February 29, 2008, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through December 2008. These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at February 29, 2008, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2008.
     There was no change in our internal control over financial reporting during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co. against each of the members of our board of directors, certain stockholders (affiliates of Welsh, Carson, Anderson & Stowe and The Blackstone Group) (collectively, the “Defendants”) and the Company, as a nominal defendant. The suit alleged, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which we issued $550.0 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to its common stockholders. The suit also alleged that the stockholder defendants were unjustly enriched by the payment of the dividend to our detriment because, among other things, of the increase in our debt caused by the recapitalization. The suit also alleged waste of corporate assets in connection with certain monitoring fees paid to the stockholder defendants. The complaint sought damages against the defendants for our benefit, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants filed a motion to dismiss the lawsuit. Prior to oral argument on the motion to dismiss, on November 1, 2007 the Plaintiff voluntarily dismissed the action against all defendants.
     We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs renewed their motion seeking class action status. The decision of the court with respect to class certification is still pending. All activity in such case has been effectively stayed as a result of the parties recently entering into a proposed settlement. On October 19, 2007, the court granted preliminary approval of the proposed settlement and scheduled a hearing to consider final approval of the settlement for April 2008. The settlement provides for the certification of a class consisting of all of our current and former customers. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of our airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, we recorded a charge of $2.95 million in the second quarter of fiscal year 2008, which is included in general and administrative expense on the Consolidated Statement of Operations for the nine months ended February 29, 2008, to cover all expected costs of the settlement.
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
March 28, 2008

CENTENNIAL COMMUNICATIONS CORP.
/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President, Chief Financial Officer (Chief Financial Officer)

/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller (Chief Accounting Officer)