Form 10-K
period 2008-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2008-07-30
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq Global Select Market on November 30, 2007 of $8.90 per share, was $741,872,156. As of July 15, 2008, there were 108,161,372 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as “forward-looking statements.” Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “predict,” “estimate,” “anticipate,” “project,” “should”, “intend,” “may,” “will” and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	our ability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and deployment of advanced technologies, including 3G and 4G services;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	our ability to grow our subscriber base at a reasonable cost to acquire;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our ability to successfully integrate any acquired markets or businesses;

•	the effects of higher than anticipated handset subsidy costs;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	the effects of adding new subscribers with lower credit ratings;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	the effects of a decline in the market for our Code Division Multiple Access (“CDMA”) -based technology;

•	the effects of consolidation in the telecommunications industry;

(ii)

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of downturns in the economy, world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures;

•	our need to refinance or amend existing indebtedness prior to its stated maturity;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to attract and retain qualified personnel;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us or our vendors, including litigation relating to wireless billing, using wireless telephones while operating an automobile and litigation relating to infringement of patents;

•	the effects of scientific reports that may demonstrate possible health effects of radio frequency transmission from use of wireless telephones; and

•	the influence on us by our significant stockholder and anti-takeover provisions.

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

When we say “fiscal 2004,” we mean our fiscal year which began June 1, 2003, and ended May 31, 2004. When we say “fiscal 2005,” we mean our fiscal year which began June 1, 2004, and ended May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year which began June 1, 2005, and ended May 31, 2006. When we say “fiscal 2007,” we mean our fiscal year which began June 1, 2006, and ended May 31, 2007. When we say “fiscal 2008,” we mean our fiscal year which began June 1, 2007, and ended May 31, 2008. When we say “fiscal 2009”, we mean our fiscal year which began June 1, 2008, and will end May 31, 2009.

The term “churn” refers to the aggregate number of wireless retail subscribers who cancel service during each month in a period divided by the total number of wireless retail subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the applicable period.

(iii)

The term “Pops” refers to the population of a market derived from the 2004 Claritas, Inc. database for our United States (“U.S.”) service areas and the United States Census Bureau for our Puerto Rico and the United States Virgin Island service areas. The term “Net Pops” refers to a market’s Pops multiplied by the percentage interest that we own in an entity licensed to construct or operate a wireless telephone system in that market.

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

Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 582,200 access line equivalents in markets covering over 13.0 million Net Pops in the U.S. and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, which also includes operations in the U.S. Virgin Islands, we are a facilities-based, fully integrated communications service provider offering both wireless service and, in Puerto Rico, broadband services to business and residential customers. During fiscal 2008, we reported consolidated revenue of $1.0 billion, an increase of 9.8% from fiscal 2007. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We deliver our tailored approach by serving local markets with high quality networks, company-owned stores and well-trained sales and service associates. We believe our tailored approach to serving local markets and our local scale and knowledge have led to a strong track record of success.

Significant Events During Fiscal 2008

•	In September 2007, we acquired Islanet Communications (“Islanet”), a provider of voice and data communications services to business and residential customers in Puerto Rico that holds 2.5 GHz spectrum suitable for the deployment of Worldwide Interoperability for Microwave Access (“Wi-MAX”) technology for $15.0 million.

•	In October 2007, we purchased 1900 MHz personal communications services (“PCS”) spectrum covering an aggregate of 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to our Ft. Wayne, Indiana market for $3.6 million. We launched wireless service in those markets in December 2007.

•	We increased the size of our Board of Directors to eleven directors and added John J. Mueller, Paul H. Sunu and Michael R. Coltrane as new directors. We also appointed J. Stephen Vanderwoude, an existing director, as non-executive Chairman.

We were organized in 1988. Our principal corporate office is located at 3349 Route 138, Wall, New Jersey 07719. Our phone number is (732) 556-2200 and our websites are www.centennialwireless.com and www.centennialpr.com.

We make available free of charge on or through our investor relations website at www.ir.centennialwireless.comour Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to the Securities and Exchange Commission (“SEC”).

Our Operations

U.S. Wireless

In the United States, we provide voice and data wireless service in two geographic clusters, covering approximately 9.0 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. At May 31, 2008, we had approximately 665,300 wireless subscribers. Our clusters are comprised of small cities and rural areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies, while developing a respected brand and strong local market presence. Furthermore, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. We market our services in the United States under the name Centennial Wireless.

We use roaming agreements with other wireless carriers to provide service to our customers when they travel to areas not covered by our network. We have long-term roaming agreements with many wireless carriers, the most significant of which are with AT&T Mobility and T-Mobile USA. These roaming agreements enable us to offer regional and nationwide plans at attractive rates. Our U.S. wireless roaming revenue for fiscal 2008 was $58.3 million, or 5.8% of our consolidated revenue. Our network operates primarily using 850 MHz spectrum. We hold licenses for 25 MHz of spectrum in the 850 MHz frequency band in 30 U.S. wireless markets covering approximately 6.1 million Pops. We believe our 850 MHz cellular spectrum, which has favorable transmission characteristics for deploying wireless networks in non-urban areas, provides us with a strategic advantage over the wireless carriers in our markets that utilize 1900 MHz PCS spectrum and 1700-2100 Advanced Wireless Services (“AWS”) spectrum.

Our network currently employs GSM (Global System for Mobile Communications) technology that supports EDGE (Enhanced Data Rates for Global Evolution) and GPRS (General Packet Radio Service) advanced data technology. GSM aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in November 2004. GSM service is currently available at 100% of our U.S. wireless cell sites and allows for greater functionality of phones and greater network efficiency as compared to our legacy TDMA (Time Division Multiple Access) network. In July 2008, we shut down our analog and TDMA networks and migrated our remaining TDMA customers to our GSM network. In fiscal 2009 we expect to deploy a 3G UMTS network in parts of our U.S. wireless footprint, which will enable us to offer superior speeds for the transmission of data and video services.

Puerto Rico

We offer wireless and broadband communications services in Puerto Rico and wireless services in the U.S. Virgin Islands. The Federal Communications Commission (“FCC”) licenses we own in Puerto Rico also cover the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

Puerto Rico Wireless.  Our Puerto Rico wireless operations cover a population of approximately 4.0 million and serves Puerto Rico and the U.S. Virgin Islands using CDMA technology, which supports EV-DO (evolution, data-optimized) technology. We launched wireless services in Puerto Rico in December 1996 and in the U.S. Virgin Islands in June 2001.

We believe wireless telecommunications services are continuing to experience significant growth in Puerto Rico due to lower wireless penetration and lower wireline teledensity as compared to the United States. We also believe that lower wireline teledensity has resulted in significant substitution of wireline services with wireless services. Our postpaid minutes of usage per month were 1,751 minutes for fiscal 2008 compared to 1,581 minutes for fiscal 2007, an increase of 11%. This compares to an average of approximately 717 postpaid minutes per month for wireless subscribers in the United States for the twelve months ended December 31, 2007, according to the Cellular Telecommunications and Internet Association, (“CTIA”). In Puerto Rico, we target intensive postpaid users of service generating higher ARPUs (total monthly revenue per wireless subscriber, including roaming revenue).

We provide wireless services in Puerto Rico and the U.S. Virgin Islands using a 30 MHz license in the 1900 MHz frequency band. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which links our markets to the United States and decreases our network costs. In Puerto Rico and the U.S. Virgin Islands we have deployed a 100% 3G technology network and continue to launch new wireless high-speed data services using EV-DO Revision A (Rev. A) technology. EV-DO services provide a broadband-like wireless data experience with peak speeds of up to 3.1 Mbps and provide faster downloading when accessing the Internet and retrieving e-mail, including large attachments and other bandwidth-intensive applications. We also offer a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install AC powered device that utilizes our EV-DO network. We market our services in Puerto Rico under the name Centennial de Puerto Rico.

Puerto Rico Broadband.  In Puerto Rico, we have built a fully integrated communications company since our launch in 1997 and are the only significant fiber-based competitive broadband operator on the island. We have a

1,347-route mile fiber network connected to approximately 2,200 buildings. Puerto Rico has high business density and approximately one-third of the Fortune 500 maintains a local presence.

We provide a broad range of services, including switched voice, private line services, voice over Internet protocol (“VoIP”), international long distance, data, toll-free and Internet-related services, to business and, to a lesser extent, residential customers over our own fiber-optic (terrestrial and undersea) and microwave networks. In our retail business, we provide switched voice and high capacity data and IP solutions to large and medium enterprise customers. In our wholesale business, we provide connectivity between the cell sites and switching equipment for most of our wireless competitors in Puerto Rico, backhaul capacity for the long distance carriers, various voice and data services for the cable television operators and services to Internet Service Providers (“ISPs”). We focus on large and medium businesses and deliver a full suite of connectivity solutions to enterprise and telecommunications carrier customers, including AT&T Mobility, Sprint Nextel, One-Link Communications, Cisco Systems, Hewlett-Packard, Lucent Technologies, Pfizer, Procter & Gamble, the University of Puerto Rico, Wal-Mart, Choice Cable, Liberty Cable, Net2Phone, Schering-Plough, Oracle, Coldwell Banker and Direct TV.

To complement our terrestrial fiber-optic networks, we own significant undersea fiber-optic capacity connecting Puerto Rico with our international gateway switch in Miami, Florida. In July 2008, we lit our new undersea fiber-optic cable named GCN-1, which runs from Puerto Rico to St. Croix, where it interconnects with our existing capacity that connects St. Croix to Miami. This extensive fiber network allows us to offer customers with operations in our Puerto Rico service area low-cost, high-quality, end-to-end broadband solutions.

Competitive Strengths

Focused on Fastest Growing Segments of Telecom Industry.  The wireless industry is one of the fastest growing segments of the telecom sector. During fiscal 2008, approximately 88% of our revenue was derived from our wireless business. The remaining 12% of our revenue was generated by our growing and profitable fiber-optic-based enterprise and carrier services broadband business in Puerto Rico.

Operate in Attractive Markets with Geographic Focus.  We believe Puerto Rico is an extremely attractive market to operate telecommunications businesses. Puerto Rico is a large, politically stable market with lower penetration rates and lower teledensity rates than the United States for both wireless and broadband telecommunications services. The wireless penetration rate for 2007 for Puerto Rico was 59%, as compared to 84% for the United States, according to CTIA and Pyramid Research for the United States and Puerto Rico, respectively. Our U.S. wireless markets are comprised of small cities and rural areas where we believe our local market strategy and “Trusted Advisor” brand can serve as a meaningful competitive differentiator against the larger national carriers.

We estimate that Puerto Rico is an approximately $3 billion telecom market. We have established broadband and wireless operations in Puerto Rico and believe we are well positioned to expand our operations and capture additional market share. In addition, we believe that we are able to give our geographic markets more focused attention than the national and multinational telecommunications operators with whom we compete. Generally, our markets are not large enough to be of critical importance to national and global competitors, which we believe permits us to provide superior customer service and tailored service offerings to these specific regions and customers.

High Quality Networks.  We believe that the quality and coverage of our network contributes to high customer satisfaction. In the U.S., we operate a GSM/EDGE network primarily using 850 MHz spectrum which we believe has favorable transmission characteristics for deploying wireless networks in markets with population densities similar to our markets. In fiscal 2009, we expect to deploy a 3G UMTS network in parts of our U.S. wireless footprint, which will enable us to offer superior speeds for the transmission of data and video services. In Puerto Rico, we operate a 100% 3G network using CDMA 2000/EV-DO technology and have rolled out EV-DO Rev. A technology which covers approximately 85% of Puerto Rico’s population. This new wireless network, combined with our existing fiber-optic terrestrial core network and our improved fiber-optic undersea network, has significantly improved our network reliability and performance.

Competitive Advantage Through Our Owned Fiber-Optic Network in Puerto Rico.  In Puerto Rico, we are the only significant fiber-based broadband operator on the island. Our extensive terrestrial fiber-optic network supports all of our services and, when coupled with our extensive undersea fiber-optic capacity, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. This fiber network offers major competitive advantages over the incumbent, The Puerto Rico Telephone Company (“PRTC”), which in many areas operates a legacy copper network, in terms of cost, reliability, bandwidth speeds and variety of services offered. Our broadband and wireless businesses share network and business infrastructure, including our fiber-optic and microwave networks and back-office functions, which we believe enables us to transmit traffic more cost effectively than some of our competitors who do not own broadband networks. We capitalize on this advantage by serving intensive users of telecommunications services. Our wireless and broadband assets also permit us to offer our customers packages of bundled service offerings, such as wireless voice, Internet and plain old telephone service.

Extensive Direct Distribution.  Approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales are made through our own employees. We believe this extensive company-owned distribution network, consisting of 125 stores, 91 kiosks and approximately 1,190 sales Associates as of May 31, 2008, enables us to provide a superior sales and customer service experience to our customers. We believe our competitors rely more heavily on higher cost, indirect distribution channels. We believe this enhanced customer experience creates a loyal customer base, strong brand name recognition in our markets and a high-quality installed base of customers.

Well Trained Associates.  In the U.S. and Puerto Rico, we have established full-time training facilities for our Associates. We refer to these training centers as “Centennial University” and believe that the robust training we provide our sales and service Associates at Centennial University is superior to the training provided by our competitors. Each of our new sales and service Associates receives significant training prior to direct contact with customers. This initial training is supplemented periodically throughout the year as new products and rate plans are introduced. We believe our emphasis on direct distribution using our own well trained Associates contributes to our overall success.

Established Operating History with Strong Management Team.  We began offering wireless services in the United States in 1988 and launched services in Puerto Rico in 1996. During that time, we have significantly grown each of our businesses and have developed a proven sales and service philosophy that is tailored to each of our local markets. We have assembled our management team from several of the world’s leading telecommunications operators, including ALLTEL Corporation/360 degrees Communications Company, Bell Atlantic Corporation (now Verizon Communications), BellSouth (now AT&T) and Telefonica.

Business Strategy

Continue to Build Our Brand.  Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. We believe brand development is essential in the increasingly competitive telecommunications marketplace. Our brand emphasizes local partnership and trusted advice. As a regional telecommunications provider, we believe we are able to more effectively tailor our brand to the two wireless markets we serve: “Trusted Advisor” and “Blue-Shirt Promises” in the United States and “Journey to Success” in Puerto Rico.

Continue to Execute Our Local Market Strategy.  We believe we have created a sustainable competitive advantage by tailoring the customer experience to each of our local markets. This intense focus on the needs of our customers who live, work, and play in our service areas has enabled us to compete effectively against many of the largest telecommunications carriers. We tailor our service offerings to our local markets. For example, in Puerto Rico, we recently launched new unlimited rate plans to capitalize on the wireline replacement and substitution characteristics of the market, our strong collection of network assets and the growth in data/Internet usage. In our U.S. markets, we manage our business according to eighteen different local geographies and adjust our sales and marketing decisions according to the needs of the particular market.

Further Penetrate the Residential and Small and Medium Size Business Markets in Puerto Rico.  We believe the residential broadband market is under-penetrated in Puerto Rico. Over the past several years, we have partnered with each of the three cable television operators in Puerto Rico to provide them wholesale solutions to enable the cable companies to offer their customers new voice and broadband data services. These new services allow the cable companies to compete directly against the incumbent telephone company, PRTC, which, until recently, had an overwhelming market share of these services. Also, we offer Instant Internet, which enables customers to connect their home computers or laptops to the Internet using an easy to install AC powered device that utilizes our EV-DO network. In addition, during fiscal 2008, we acquired Islanet, a provider of voice and data communications services to small and medium size business and residential customers in Puerto Rico. With this acquisition, we will be able to more cost-effectively service small and medium size business customers. In addition, as part of that acquisition, we acquired 2.5 GHz spectrum suitable for the deployment of Wi-Max technology.

Develop and Promote Wireless Data Offerings.  Wireless data is among the fastest growing areas of the mobile telecommunications industry. We have upgraded our networks to take advantage of this growth area and offer a range of messaging services to our customers, including text, picture and multimedia messaging. In addition, our customers can access the Internet directly from their handsets and can download a variety of games, ring tones and other applications. In Puerto Rico, we continue to deploy EV-DO Rev. A. technology, which now reaches more than 85% of the population and provides a broadband-like wireless data experience with peak speeds of up to 3.1 Mbps. We expect to leverage our local scale and strong connection with the local market to appropriately tailor our data offerings to our local markets.

Wireless Telephone Markets

The chart below sets forth information regarding our wireless operations as of May 31, 2008, based on data obtained from 2004 Claritas, Inc. estimates with respect to our U.S. service areas and the United States Census Bureau for Puerto Rico and the United States Virgin Islands service areas. Those U.S. wireless cellular telephone systems which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs.

As of May 31, 2008, we had 1,092,600 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25	850
Cass, MI	100.0%	308,100	308,100	25	850
Newaygo, MI	100.0%	262,500	262,500	25	850
Battle Creek, MI*	100.0%	197,100	197,100	25	850
Benton Harbor, MI*	100.0%	162,200	162,200	25	850
Jackson, MI*	100.0%	162,500	162,500	25	850
Roscommon, MI	100.0%	150,700	150,700	25	850
Allegan, MI	100.0%	111,600	111,600	25	850
Grand Rapids, MI	100.0%	846,000	846,000	10	1900
				20	1700-2100
Lansing, MI	100.0%	521,200	521,200	10	1900
				20	1700-2100
Muskegan, MI	100.0%	230,100	230,100	10	1900
Saginaw-Bay City, MI	100.0%	404,000	404,000	10	1900
South Bend, IN*	100.0%	314,900	314,900	25	850
Richmond, IN	100.0%	218,500	218,500	25	850
Newton, IN	100.0%	217,500	217,500	25	850
Elkhart-Goshen, IN*	92.0%	188,800	173,700	25	850
Fort Wayne, IN*	100.0%	476,100	476,100	25	850
				10	1900

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

Miami, IN	100.0%	186,500	186,500	25	850
Kosciusko, IN	100.0%	192,100	192,100	25	850
Huntington, IN	100.0%	145,300	145,300	25	850
Kokomo, IN*	100.0%	101,400	101,400	25	850
Muncie, IN	100.0%	117,700	117,700	10	1900
Anderson, IN	100.0%	131,500	131,500	10	1900
Lafayette, IN(1)	100.0%	280,800	280,800	10	1900
Williams, OH	100.0%	127,200	127,200	25	850
Lima, OH	100.0%	249,300	249,300	20	1900
Findlay-Tifflin, OH	100.0%	153,400	153,400	30	1900

Midwest Cluster Subtotal		6,778,500	6,763,400

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25	850
Lafayette, LA*	95.0%	246,100	233,800	25	850
West Feliciana, LA	100.0%	194,700	194,700	25	850
Alexandria, LA*	100.0%	146,400	146,400	25	850
Iberville, LA	100.0%	159,100	159,100	25	850
DeSoto, LA	100.0%	112,700	112,700	25	850
Bastrop, LA	100.0%	80,800	80,800	25	850
Caldwell, LA	100.0%	72,200	72,200	25	850
Lake Charles, LA*	100.0%	183,900	183,900	25	850
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25	850
Claiborne, MS	100.0%	158,900	158,900	25	850
Copiah, MS	100.0%	123,600	123,600	25	850

Southeast Cluster Subtotal		2,264,400	2,252,100

Total U.S. Wireless Telephone Systems		9,042,900	9,015,500

Puerto Rico Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30	1900

Total U.S. Wireless Telephone Systems and Puerto Rico Wireless Telephone Systems		13,046,400	13,019,000

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.

Products and Services

Wireless.  The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access to wireless telephone subscribers. We offer primarily postpaid and, to a significantly lesser extent, prepaid wireless services. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. We also offer our customers various messaging services, including text, picture and multimedia messaging services. In addition, our customers can access the Internet directly from their handsets and we offer our customers the ability to download games, ring tones and other applications. In Puerto Rico, we have deployed EV-DO technology, which provides peak speeds of up to 3.1 Mbps for faster downloading when accessing the Internet and retrieving e-mail. We also offer a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install plug-in device that utilizes our EV-DO network. We also offer hosted wireless e-mail services in the United States and Puerto Rico. During fiscal 2008, we re-launched a wireless home phone product that allows customers to replace their existing landline telephones. The easy-to-install telephone plugs directly into an AC wall outlet and uses our wireless network to transmit calls.

We offer our wireless customers a variety of handsets employing GSM technology in the United States and CDMA technology in Puerto Rico. We offer for sale a variety of handsets primarily from Motorola, Nokia, Blackberry, HTC, Sony Ericsson and UTStarcom incorporating the latest in digital technology that is supportable on our network and a variety of rate plans (both national and regional) designed to meet the varied needs of our customers, including Lifeline/Link-Up plans to qualifying low-income customers. Our rate plans in the United States consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. In Puerto Rico, we offer principally unlimited voice and data usage for a flat monthly fee.

Broadband.  In our Puerto Rico service area, we offer a broad range of communications services including basic local and long distance voice services, ATM (asynchronous transfer mode), frame relay, Wi-Fi (wireless fidelity), gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, and private line services. All services are provided over our own fiber-optic and microwave networks. We also offer our customers multiple types of data center services, including server and storage collocation, web hosting and managed services. Most of these services are an extension of our core network and transport products. We also offer a converged service, our Aptus (tm) service suite, allowing business customers the ability to manage all their voice communications needs through a single, integrated VoIP platform.

Roaming

We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners and also significantly reduced the cost per minute we pay our roaming partners when our subscribers are roaming on their networks. Our roaming revenue in fiscal 2008 was $65.0 million, or 6.5% of our consolidated revenue, of which $58.3 million was generated from our U.S. wireless operations. While roaming has been an important part of our revenue, we have placed more emphasis on building our wireless retail business and believe that roaming revenues will continue to decline over the long term.

Sales and Marketing; Distribution

In the United States we market our services and products under the name Centennial Wireless. In Puerto Rico, we market our wireless services and products under the name Centennial de Puerto Rico, and our broadband business under the name Centennial Business Solutions. Our vision is to be the premier regional telecommunications service provider by tailoring the ultimate customer experience in the markets we serve. Our sales and marketing strategy embodies this vision. We manage our businesses at the local level and tailor our strategies to meet and respond to local needs. We have enhanced our Trusted Advisor brand message in the United States to differentiate and communicate value based on our customer service advantage. We communicate this value through the services we provide customers in the United States, which we have branded our Blue Shirt Promises. In Puerto Rico we utilize a branding campaign named “Journey to Success”. Each of these branding initiatives is designed to convey our strategy based on delivering superior customer service.

Our marketing objective is to increase our customer base, increase revenue and reduce subscriber cancellations. Our current marketing strategy is to establish a strong local presence in each of our markets. In general, we seek to acquire profitable customers at a reasonable cost to acquire. In marketing our services, we stress our superior sales and customer care, our quality wireless network, competitive prices, and the local presence of our sales and customer service representatives and technical staff. In both the United States and Puerto Rico, we focus on marketing our services to postpaid customers. In the United States, we focus on customers who live and work in our licensed service areas, which keeps a significant portion of the minutes of use on our own network. We also offer regional and nationwide calling plans for customers who are attracted to one flat wireless rate. The nationwide calling area offered in the United States includes our licensed area plus the roaming areas of AT&T Mobility, T-Mobile and various other national and regional carriers. In the United States we also offer unlimited incoming calls. Wireless data services have become a more important component of our service offerings.

We distribute our products and services primarily through company-owned retail stores and kiosks and, to a lesser extent, third party dealers and agents. We also distribute products using direct fulfillment to customers who purchase items through our website. As of May 31, 2008, we operated 139 retail outlets in the United States and 77 retail outlets in Puerto Rico, consisting of retail stores and kiosks. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

In both our U.S. and Puerto Rico wireless operations, we use our own internal sales force and, to a lesser extent, independent agents and dealers to sell our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. Our employees are generally paid a base salary plus commissions. We also maintain an ongoing training program named Centennial University to improve the effectiveness of our internal sales force. Our dealers are independent contractors paid on a commission basis.

Customer Service

We are committed to assuring consistently high-quality customer service. We have established local customer support facilities in our U.S. and Puerto Rico markets. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. In the United States we have a centralized customer service center located in Fort Wayne, Indiana. In our Puerto Rico service area, we have centralized customer service centers located in Carolina, Puerto Rico, as well as customer service support located in our retail stores. We also outsource certain call center functions in Puerto Rico.

Network Construction, Operation and Development

In general, wireless systems transmit voice and data through the transmission of radio signals using radio spectrum licensed by the FCC. The wireless industry has undergone significant technological advancement since its inception in the 1980’s. The first generation of wireless technology was analog. In February 2008, the FCC began to permit carriers to shut down their analog networks. The second generation of wireless technology was digital signal transmission technology and included GSM, TDMA and CDMA networks. The third generation technologies enable greater speeds for transmitting data and include UMTS/HSPA (High-Speed Packet Access) and CDMA 2000/EV-DO. Many carriers are now beginning to plan for fourth generation wireless technologies, which include Long Term Evolution (“LTE”) and Wi-Max.

We use GSM technology in our U.S. wireless markets. AT&T Mobility and T-Mobile USA currently use GSM technology. GSM is a digital wireless technology originally developed by the European telecommunications operators. It has since been adopted by wireless carriers around the world and is currently the most widely used wireless technology in the world. In July 2008, we shut down our 1G analog and 2G TDMA networks in our U.S. business and migrated our remaining TDMA customers to our GSM network. During fiscal 2008, we began a trial of UMTS 3G technology in our Ft. Wayne market. We have deployed soft switch technology which we expect will provide cost reductions and operating flexibility as we continue to roll out new services. As of May 31, 2008, our U.S. wireless operations had 1,111 cell sites. We expect continued network investment to support customer growth, increased usage per customer and new services. We generally use equipment manufactured by Ericsson in our U.S. wireless markets.

As of May 31, 2008 our Puerto Rico Wireless operations had 447 cell sites. In Puerto Rico, we have deployed V- 2000/EV-DO technology, which is also used by Verizon Wireless and Sprint Nextel. We continue to deploy our EV-DO network throughout Puerto Rico and have now deployed EV-DO Rev. A, which covers approximately 85% of the island and which provides additional enhancements in data speeds and multimedia features. Our Puerto Rico wireless network uses CDMA technology supplied by Nortel Networks. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections. In July 2005, we replaced and upgraded our wireless network in Puerto Rico and the U.S. Virgin Islands with 100% 3G technology. We believe this upgrade has improved our network reliability and performance.

As of May 31, 2008, our Puerto Rico broadband business had 1,347 route miles of fiber. We use Lucent switching equipment, and have installed a Nortel soft switch, which enables us to offer new and customized services and features to our customers.

Billing and Operational Support Systems

We operate management information systems to handle customer care, billing, network management, financial and administrative services. In July 2008, we switched our primary vendor for outsourced billing and related services from Convergys Information Management Group, Inc. (“Convergys”) to Fidelity Information Services. As part of these agreements, we entered into various agreements with Convergys to license from Convergys the software that is utilized for our billing related services (including customer care, billing processing and other billing related services). Our Puerto Rico broadband billing and customer support services are supported by Intec SingleView systems.

Competition

Wireless.  The wireless telecommunications industry is highly competitive. We compete on the basis of, among others, quality, price, handset selection, area served, network coverage, services offered, and responsiveness of customer service. The telecommunications industry is experiencing rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

In general, in each of our U.S. wireless markets we have four or five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL, AT&T Mobility, Sprint Nextel, T-Mobile USA, U.S. Cellular, Verizon Wireless and the new mobile virtual network operators, or MVNOs, such as Virgin Mobile and Tracfone Wireless.

The Puerto Rico wireless market is also highly competitive. In Puerto Rico, we compete with five other wireless carriers: America Movil, AT&T Mobility, Open Mobile, Sprint Nextel, and T-Mobile (which recently purchased SunCom Wireless).

We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies and other landline telephone providers for customers.

Many new companies purchased licenses in the FCC’s auction of AWS spectrum in 2006, including a consortium of cable television operators, and may begin offering wireless services. Furthermore, the FCC auctioned off 62 MHz of spectrum in the 700 MHz band in January 2008. Given the favorable transmission characteristics of 700 MHz frequencies for deployment of wireless networks in rural areas, it is possible that additional competitors will emerge in our markets. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us. In the future, we may also face increasing competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, satellite services and VoIP.

Broadband.  Our Puerto Rico operations hold an authorization to provide broadband services in Puerto Rico, and an authorization to provide facilities-based international long distance service in the United States. Our main competitor for our broadband services in Puerto Rico is the PRTC. There are no other facilities based broadband operators with significant operations at this time, although we also face competition from a number of smaller competitors who rely on leased facilities for part or all of the provision of their services. In addition, we cannot be sure that other broadband operators will not construct facilities in the future. For example, Sprint Nextel owns significant spectrum in the 2.5 GHz band capable of deploying Wi-Max technology. Due to the continuing technological advances in telecommunications, it is impossible to predict the extent of future competition.

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

Matters Specific to Wireless Carriers.  The cellular and PCS systems we operate, known as CMRS (“Commercial Mobile Radio Services”) systems, are licensed and regulated by the FCC under the Communications Act. The FCC regulates the licensing, construction, operation, acquisition and sale of CMRS systems. CMRS providers operate within a specified geographic market area. For cellular systems, those market areas are typically MSAs or RSAs. PCS systems are normally licensed within market areas that are Basic Trading Areas (“BTAs”), which are component parts of Metro Trading Areas (“MTAs”). It is also possible to obtain, and we currently hold, some PCS licenses that are for market areas smaller than an entire MTA or BTA. These are known as partitioned areas.

The AWS licenses that were auctioned by the FCC in August 2006 cover 90 MHz of spectrum in the 1710-1755 and 2110-2155 MHz frequency bands and are divided into six different frequency blocks that cover geographic markets of varying sizes. The FCC requires AWS licensees to demonstrate that they provide substantial service by the end of their 10 or 15 year license terms, and any licensee that fails to meet this requirement will forfeit its license and will be ineligible to regain it. We acquired 20 MHz licenses in Grand Rapids and Lansing, Michigan, in the AWS auction. The AWS frequency bands contain a variety of incumbent government and non-government operations that may require relocation before the AWS licensee can commence operations that would interfere with the incumbent’s operations.

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

Matters Relevant to Both Wireless and Landline Telephone Operations.  Amendments to the Communications Act made by the 1996 Act were aimed at opening local telecommunications markets to competition. The provisions of the Communications Act added by the 1996 Act govern, among other things, the removal of barriers to market entry and impose on incumbent local exchange carriers (“ILECs”), duties to negotiate reasonable and nondiscriminatory interconnection agreements and access to unbundled elements of the ILEC’s network at any technically feasible point. The law encourages competition through these provisions and others governing resale, number portability, dialing parity, access to rights-of-way and numbering administration.

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

The FCC currently is considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part. It is not possible to predict the results of that proceeding or how any FCC action would specifically affect us. However, the FCC may require increased emphasis on cost-based intercarrier charges and, thus, there could be fewer implicit subsidies for LECs in intercarrier rates, including those contained in interstate “access charges,” which wireless carriers pay on certain calls to wireline carriers under the FCC’s rules. Such a result would be generally favorable to wireless carriers. Additionally, although the courts have affirmed key provisions of FCC orders implementing the Communications Act’s interconnection requirements, court challenges to certain of the FCC rules remain pending.

Among other recent actions, the FCC determined that high-speed Internet access services delivered by cable television, wireless, powerline, or ILEC facilities constitute “information services,” not subject to common carrier regulations. Also, the FCC decided that certain VoIP offerings are interstate services that are not subject to state certification and other regulations. The FCC has also ruled that both high-speed Internet access services and many VoIP offerings are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) regulations. In addition, the FCC has ruled that many VoIP offerings are required to offer basic and enhanced 911 (“E911”) emergency calling services and are subject to USF and customer proprietary network information (“CPNI”) rules.

There have been indications that Congress may substantially revise the 1996 Act in the next few years, which may include substantial changes to the amount of money we pay into, and receive from, the USF. We cannot predict what effect any new legislation will have on our business. See “Item 1A — Risk Factors”. Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

State and Local Regulation.  Under federal laws, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate some other terms and conditions of service. The location and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the rights-of-way and state governments (often public utility commissions) have the right to set rules relating to customer service. For example, some states and several local communities have enacted laws restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers. See “Item 1A — Risk Factors”.

911 Service Requirements.  The FCC has adopted requirements for CMRS providers to implement E911, which is being rolled out in phases. E911 capabilities enable CMRS systems to determine the location of persons making emergency calls. The FCC’s rules require CMRS carriers to work with local public safety officials to process the 911 calls, including those made from mobile telephones that are not registered with the carrier’s cellular system. Since April 1998, CMRS carriers have been required to be able to identify the cell from which the call has been made as well as the identification of the calling party number. The rules also require CMRS systems to continue to improve their ability to locate wireless 911 callers within a specific area.

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

In September 2007, the FCC adopted an order that requires CMRS carriers to meet interim, annual E911 Phase II location accuracy benchmarks at the Public Safety Answering Point (“PSAP”), service-area on progressively smaller geographic levels over the next five years in order to ensure that carriers achieve PSAP-level compliance no later than September 11, 2012. Several carriers have filed challenges to, or appeals of, the FCC’s order, and the FCC has responded by extending the initial compliance benchmark deadline to March 11, 2009. We are unable to predict the likely outcome of these challenges and appeals. These E911 requirements could require additional capital investment in our infrastructure, and these expenditures may be material. The FCC also has left open the possibility of future E911 requirements. Failure to meet or maintain compliance with the FCC’s E911 requirements can subject us to significant penalties.

Electronic Surveillance Standards.  In 1994, Congress passed the CALEA, which requires all telecommunications carriers, including us and other CMRS licensees, to implement equipment changes necessary to assist law enforcement authorities in achieving enhanced ability to conduct electronic surveillance of those suspected of criminal activity. Over the ensuing decade, the FCC established varying deadlines for implementing different aspects of this complicated legislation. We are in compliance with the “assistance capability” and “punchlist” requirements of CALEA. In August 2005, the FCC determined that broadband Internet access service and VoIP services fall within the purview of CALEA. The FCC established a deadline of May 14, 2007 for broadband Internet access and VoIP service providers to come into compliance with CALEA for these services, but has yet to specify what specific compliance measures are required. Parties have sought reconsideration of some aspects of this ruling, but appeals of the FCC’s order were rejected. The resolution of these issues may cause us to incur additional expense in upgrading our networks to meet new CALEA requirements.

Universal Service.  Our U.S. wireless, Puerto Rico wireless and broadband and U.S. Virgin Islands wireless operations are required to contribute to the federal USF, and to any equivalent state fund. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2008, we recorded approximately $45.1 million in payments from the federal USF in connection with our operations in Michigan, Louisiana, Puerto Rico, Indiana, Mississippi and the U.S. Virgin Islands, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. In March 2008, the U.S. Virgin Islands Public Services Commission (“VIPSC”) designated us an eligible telecommunications carrier (“ETC”), making us eligible to receive USF support in the U.S. Virgin Islands.

On May 1, 2008, the FCC imposed an interim cap on high-cost USF support to competitive ETCs like us, which limits total annual support for competitive ETCs at the level of support that they were eligible to receive in each state during March 2008. The FCC is also considering other significant changes to the way USF is disbursed to program recipients and in January 2008, the FCC issued three separate Notices of Proposed Rulemaking (“NPRMs”) seeking comment on (i) the use of reverse auctions to determine the amount of USF support to provide to ETCs and the level of support to be given to a particular service area; (ii) the elimination of the identical support rule, thereby requiring wireless carriers to receive support based on their own costs rather than the per line costs of the incumbent wireline company and (iii) the creation of separate funds for wireless, landline and broadband with caps on such funds. As part of the proposal to eliminate the identical support rule, the FCC has tentatively concluded to eliminate all Interstate Access Support and Interstate Common Line Support. If this rule is implemented, a substantial portion of our USF funding would be eliminated, including all the support we receive in Puerto Rico. During fiscal 2008, we recorded $17.2 million in payments from the USF relating to our Puerto Rico operations. It is not possible to predict whether or when any of the NPRMs will be adopted, nor the impact of the adoption of one or more of these recommendations on our operations; however, implementation of some of the proposals could significantly decrease the amount of USF support we receive.

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

Wireless Number Portability.  Wireless number portability allows a CMRS carrier’s customer who moves to another carrier to take along, or “port,” his or her phone number. The original CMRS carrier must be able to transmit calls to the ported number. Wireless carriers who provided services in any of the 100 markets specifically designated by the FCC have been required to provide for wireless number portability in these markets since November 24, 2003 and in all other markets since May 2004. The implementation of wireless number portability has increased competition and required equipment and network upgrades. These upgrades have required expenditures of additional capital.

Hearing Aid Compatibility (HAC).  The FCC requires wireless carriers and handset manufacturers to make available to customers handsets that meet certain technical requirements allowing hearing aid users to have access to digital wireless services. These rules recently have been revised, and the revised rules require that, over a period of several years, progressively increasing percentages of wireless handsets offered by wireless carriers meet the required air interface standards for radio frequency interference. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers. We believe we are currently in compliance with these rules. However, in September 2006, we requested a temporary waiver of one of the compliance deadlines. In February 2008, the FCC denied our waiver request, and in June 2008, the FCC proposed a $40,000 fine for failing to meet the September 2006 deadline.

Back-up Power.  In June 2007, the FCC adopted an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks. This order requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including up to 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order was expected to become effective sometime in 2008. However, on February 28, 2008, the United States Court of Appeals for the District of Columbia Circuit stayed the effective date of the order pending resolution of an appeal of the FCC’s order. We are currently evaluating our compliance with this order should it become effective, but we would likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. The potential costs that may be incurred to achieve compliance could be significant.

Truth in Billing and Consumer Protection.  On March 18, 2005, in response to a petition from the National Association of State Utility Consumer Advocates (“NASUCA”), the FCC released a declaratory ruling (the “Second Report and Order”) regarding CMRS billing. In its declaratory ruling, the FCC removed the existing exemption for CMRS carriers from the requirement that billing descriptions be brief, clear, non-misleading and in plain language; reiterated that non-misleading line items are permissible under the FCC’s rules; reiterated that it is misleading to represent discretionary line item charges in any manner that suggests such line items are taxes or charges required by the government; and clarified that the burden rests upon the carrier to demonstrate that any line item that purports to recover a specific governmental or regulatory program fee conforms to the amount authorized by the government to be collected. The Second Report and Order also preempted the states from requiring or prohibiting the use of line items in CMRS billing.

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

Early Termination Fees.  The FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the areas where we operate. The FCC is expected to take some type of action in this proceeding before the end of 2008.

Roaming.  The FCC requires all CMRS carriers to provide manual roaming capability to the services of another carrier while such customer is located within any portion of the carrier’s licensed service area if such customer is using mobile equipment that is technically compatible with the carrier’s service offering. In 2007, the FCC expanded this rule by requiring wireless carriers to allow other wireless carriers’ customers to roam on their systems “automatically,” that is, by prior agreement between carriers. The FCC ruling applies only to “real-time, two way switched voice or data services that are interconnected with the public switched network” and text messaging services. The ruling, however, does not extend the obligation to markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such market, and does not extend the obligation to wireless data services. The FCC has sought additional comment on the possibility of extending this requirement to data roaming which is not connected to the public switched network, such as wireless broadband internet access.

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

Analog Sunset.  As of February 18, 2008, cellular licensees are no longer required to offer analog wireless services. In July 2008, we shut down our analog and TDMA networks and migrated our remaining TDMA customers to our GSM network and believe we have complied with the FCC’s customer and FCC analog service termination notification requirements.

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

Following litigation with PRTC in fiscal 2002, PRTC was ordered by the TRB to use our local calling areas to determine whether a landline call between PRTC and us is rated as local or toll for purposes of intercarrier compensation. In November 2004, our wireline operations consolidated their 14 calling zones into one zone, thereby eliminating all long distance charges for our customers for calls within Puerto Rico. In May 2005, we concluded the arbitration of an interconnection agreement with PRTC, which became effective as of June 7, 2005. The agreement reflects our position that our local calling areas should determine whether a landline call between the incumbent carrier and us is rated as local or toll for purposes of intercarrier compensation. Because we have a single, island-wide local calling area, all landline calls within Puerto Rico are treated as local, which has the effect of lowering our costs by reducing the amount of access charges we would otherwise owe to PRTC. PRTC appealed the TRB’s decision to federal court. In June 2008, the federal district court in Puerto Rico upheld the TRB’s decision. We cannot predict whether PRTC will choose to seek review in federal appeals court. In addition, the agreement affirms our right to use our extensive physical interconnections with PRTC’s network to provide direct connections to business customers seeking to shift some or all of their business to us, as well as the right to use our interconnection network to provide transport services to third party carriers, including wireless carriers. The agreement also confirms our right to resell our landline services to third parties, such as VoIP providers, and to include the listings of such entities’ end users in PRTC’s telephone directories.

We are in the process of arbitrating a successor interconnection agreement with PRTC before the TRB. Among other things, we are attempting to clarify and expand our right to exchange traffic with PRTC at lower rates. We expect a new agreement to be established later during fiscal 2009. We cannot predict whether the TRB will agree with our proposals or, if it does, whether its rulings will be upheld on appeal.

U.S. Virgin Islands

Our FCC license for Puerto Rico also covers the U.S. Virgin Islands. As stated above, the U.S. Virgin Islands are part of the United States, so our operations there are subject to the Communications Act and the 1996 Act and, for purposes of regulating our operations, the government of the U.S. Virgin Islands is the equivalent of a state. In March 2008, the U.S. VIPSC designated us an ETC, making us eligible to receive USF support in the U.S. Virgin Islands.

Employees

We had approximately 3,100 employees as of May 31, 2008. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

Other information

Financial information concerning our business segments, including geographical information, appears in the Notes to the Consolidated Financial Statements.

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

Our principal business, wireless telephone service, is highly competitive. In the United States, we usually compete against four or five other wireless carriers in the markets we serve. Additional operators have continued to build out their networks in our service areas and we expect this trend to continue. In Puerto Rico, we compete against five other wireless carriers. Additional competitors may enter any of our markets in the future, including competitors using unlicensed spectrum. Many of our existing competitors are larger than we are, hold licenses for more spectrum than we do, have greater financial, technical, marketing and other resources than we do, are less leveraged than we are and have more extensive coverage areas than we do. In addition, because of their size and purchasing power, many of our competitors may be able to purchase equipment, handsets, supplies and services at lower prices than we can. In addition, the size of many of our competitors has enabled them to create nationwide highly recognizable brands. Consolidation in the wireless industry has created and may continue to create even stronger competitors. Competition for customers is based principally upon services and features offered, handset selection and pricing, system coverage, technical quality of the wireless system, price, customer service and network capacity. Some competitors may market services and equipment we do not offer, including technologically advanced phones such as the iPhone, “push-to-talk” services, proprietary data content, each of which may make their services more attractive to customers. We expect competition to intensify as a result of the development of new technologies, products and services and as the rate of subscriber growth for the industry continues to slow. In addition, certain wireless carriers we compete against, or may compete against in the future, offer services we do not offer in all our markets, such as wireline phone service and video services. These companies are able to bundle those services with their wireless offerings to create a compelling offering to consumers that we may not be able to match.

In addition, consolidation among wireless carriers as well as the entry of mobile virtual network operators, such as Virgin Mobile, have intensified the competitive environment in our markets. New communications technologies such as Wi-Fi, Wi-Max, satellite services and VoIP are being developed and deployed which will increase competition. The FCC continues to auction new spectrum which will only serve to increase competition in the future. For example, the FCC auctioned off 90 MHz of new wireless spectrum in August 2006 in the 1700-2100 bands and 62 MHz of additional spectrum in the 700 MHz band in January 2008, which may lead to additional competition from new entrants, including non-traditional telecommunications carriers such as cable television companies. Indeed, the telecommunications industry has seen a blurring of traditional dividing lines between wireline, wireless, data, Internet and video providers. Many of our competitors are able to offer bundles of these services that we cannot match. With so many companies targeting many of the same customers, the pressure to offer free or heavily-subsidized handsets has and may continue to increase. We may not be able to successfully retain our existing customers and attract new customers and as a result grow our customer base and revenue. In addition, the intense competition we face from larger, more technologically advanced carriers, may force us to spend significantly more on capital expenditures than we currently anticipate to remain competitive.

Our broadband business in Puerto Rico also faces increased competition. Our broadband business in Puerto Rico currently competes against many companies, including local exchange carriers such as PRTC and Worldnet, ISPs such as PRTC, Caribe.net and AOL, interexchange carriers such as AT&T, PRTC, Sprint, Primus and Worldnet and several emerging VoIP providers as well as Prepa.Net, an affiliate of the local power company. While we currently are the only significant facilities-based competitor to the incumbent telephone company, there is no assurance that other operators will not construct facilities in the future. We expect competition for customers’ share of their telecommunications revenues to continue to be extremely competitive. This has, and may continue to, cause prices to decline.

Our inability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors could have an adverse effect on our business, financial condition and consolidated results of operations

We believe that customers are increasingly choosing their wireless carriers based on handset selection and pricing of handsets. Many of the handset vendors have begun selling their latest handset models exclusively to a single wireless carrier, thereby preventing us from offering these high-demand handsets to our customers. As a result, as a smaller, regional carrier, we may not have access to the most technologically advanced handsets (such as the iPhone) as quickly as the national wireless carriers, thereby putting us at a significant competitive disadvantage. Similarly, we believe that, on average, we pay more for our handsets than do the national carriers with whom we compete. This may allow our competitors to offer handsets to potential customers that we cannot offer or at more attractive prices than we can, making it more difficult for us to attract and retain our customers.

Our failure to successfully develop and incorporate wireless data services into our service offerings may have a material adverse effect on our financial and operational results.

Wireless data services are increasingly becoming a meaningful component of many wireless carriers’ strategies and financial results. Many of the national wireless carriers have invested (and will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, revenue from new data services helps offset some of the ARPU decline caused by lower prices for voice service. Similarly, as customers increasingly demand wireless data services as part of the core feature set for their phones, the failure to offer such services could reduce sales and increase churn. Currently, in some of our markets, our wireless data offerings are not as robust as those offered by some of our competitors and may never be. Often times, we cannot gain access to certain of the proprietary data content available to national operators. If we are unable to successfully incorporate the most advanced wireless data services, including certain 3G and 4G technologies, into our service offerings, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that we can provide wireless data services on a profitable basis or that vendors will develop and make available to companies our size popular applications and handsets with features, functionality and pricing desired by customers. Furthermore, we rely on third parties to provide us access to such data, music and video services and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services or handsets at a reasonable cost and on a timely basis our business could be adversely affected.

Roaming revenue represented 6.5% of fiscal 2008 consolidated revenue and is likely to decline in the future. Significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations.

We earn a portion of our revenue from agreements with other wireless communications providers whose customers enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2008, we recorded $65.0 million of roaming revenue, including $58.3 million for our U.S. wireless segment and $6.7 million for our Puerto Rico wireless segment. Roaming revenue accounted for approximately 6.5% of our consolidated revenue for fiscal 2008. AT&T Mobility is our single largest roaming partner and accounted for approximately $39.8 million of our roaming revenue in fiscal 2008. Additionally, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. As our roaming partners continue to build out their networks in our service areas, we would expect them to limit the ability of their subscribers to roam on our network. The loss of this roaming traffic could have a material adverse effect on our consolidated results of operations. In addition, our roaming partners may terminate their roaming agreements with us under certain circumstances. Accordingly, our roaming agreements may be terminated or renegotiated on less favorable terms. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners and our roaming agreements do not require that our roaming partners use our network. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue. We continue to expect roaming revenues to decline and significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations. We expect U.S. wireless roaming revenue to decline approximately $10-$15 million during fiscal 2009.

Our failure to maintain roaming arrangements could have a material adverse effect on our ability to provide service to our customers who travel outside our coverage area.

In our U.S. wireless operations, we control licenses that cover approximately 9 million people — a small percentage of the total population in the United States. Most of our competitors have networks that cover substantially all of the population in the United States. To supplement our limited on-network coverage, we have entered into roaming agreements with national carriers which enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers regional and national rate plans that include areas for which we do not own wireless licenses. In 2007, the FCC adopted a report and order that clarified that CMRS providers are required to provide automatic roaming for voice and SMS text-messaging services on just, reasonable and non-discriminatory terms. However, the FCC order does not address roaming for data services or the mechanism for determining the reasonableness of roaming rates for voice services. Although we have entered into multi-year roaming agreements with different national carriers, these agreements are subject to renewal and termination under certain circumstances. If we are not able to maintain roaming agreements with other wireless carriers on favorable terms or at all, we may no longer be able to offer these regional and national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. In addition, while certain of our roaming agreements require other carriers’ customers to use our network when roaming, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements, could insist on materially less favorable terms and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether, which could have a material adverse effect on our consolidated results of operations.

If the roaming rates we pay third parties increase or our subscribers significantly increase their off-network usage, our financial results could be negatively affected.

Most of our competitors have national networks which allow them to more economically offer nationwide rate plans. We do not have a national network but offer our customers nationwide rate plans that do not include an incremental charge for roaming. While we have entered into long term agreements with other wireless carriers with attractive roaming rates, those agreements are subject to renewal and termination under certain circumstances and there is no assurance that we could obtain similar rates from other companies. In addition, our aggregate roaming costs are highly susceptible to the geographic calling patterns of our customers. As we continue to sell more rate plans that do not include any incremental charge for roaming, we expect that our roaming expense would increase. If our roaming rates were to increase or the amount of minutes used by our customers not on our network were to increase, our consolidated financial results could be negatively affected.

We may be unable to obtain additional spectrum in the future at a reasonable cost.

To keep pace with increased customer demands, roll out next generation technologies and improve the quality of our existing networks, we may need to obtain additional spectrum in our service areas. Spectrum may be acquired through a variety of means, including acquisition, swaps or leasing arrangements or from the FCC in an auction. Certain spectrum recently auctioned off may not be compatible with our existing spectrum and vendors may not manufacture suitable equipment and handsets to use such spectrum with our existing spectrum. There can be no assurance that additional spectrum will be available to us or whether we will have the capital needed to acquire such spectrum. Failure to obtain the necessary spectrum could prevent us from offering new advanced services and could result in increased churn and our inability to attract new customers who increasingly expect and demand these new services.

We may expand our business by acquiring new markets or businesses and may be unable to successfully integrate these new markets or businesses which could have an adverse effect on our financial results.

We may seek to expand our footprint and acquire additional wireless or other properties. These transactions involve many risks, both operational and financial in nature. Any acquisition of new markets will require integrating the acquired markets with our existing markets, including integrating the billing, customer care, network, personnel and other systems, many of which may be very different than our existing systems. In addition, we may experience delays or fail to realize the benefits that we had anticipated from any acquisition. Acquisitions also divert management attention away from the existing business and can be a disruption to the ongoing business. Integrating new markets is often very difficult and time consuming and has the potential to negatively impact customer service and churn levels. In addition, it is possible that we would need to provide the customers of the acquired business with new handsets at a subsidized price, which could have a negative impact on our financial results. If we undertake an acquisition and are not successful in our integration efforts, our business and consolidated results of operations could be adversely affected.

We may incur significantly higher wireless handset subsidy costs than we anticipate which could have a material adverse effect on our financial results.

As the functionality of handsets continues to expand, the price of handsets has generally increased. In addition, our customers are increasingly demanding that we provide them with new handsets more frequently than in the past. We believe that, on average, we pay more for our handsets than do the national carriers with whom we compete. We generally subsidize a portion of the price of the handset to our customers. As a result, at the time we provide a handset to a customer, we incur an expense equal to the difference between the price we pay for the handset and the price we receive from our customer. Many of our competitors maintain aggressive handset promotions, including giving away free handsets. To remain competitive, we may be forced to give away or more heavily subsidize our handsets at unanticipated levels. Similarly, as we roll out new technologies, including 3G services in the United States, customers may need new handsets to take advantage of these new services, forcing us to provide our customers with a significant number of new, expensive handsets with heavy subsidies. As a result, we may incur significantly higher wireless handset subsidy costs than we anticipate which could have a material adverse effect on our consolidated financial results.

Our failure to attract new subscribers and the lower credit ratings of some of our new customers could have a material adverse effect on our financial performance.

As penetration levels for wireless services continue to increase, it will become increasingly more difficult to continue to grow our subscriber base at a reasonable cost to acquire. As a result, we must increasingly seek to attract customers from competitors and from first time wireless customers who, oftentimes, have a lower credit rating, than existing wireless customers. On average, these lower credit rating customers have a higher rate of involuntary churn and bad debt expense than our historical postpaid subscriber base. Our failure to attract new subscribers at a reasonable cost to acquire could have a material adverse effect on our business. In addition, if we are unable to effectively manage this new segment of lower credit quality customers, our churn and bad debt expense could increase which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

Our USF may be reduced or eliminated.

During fiscal 2008, we recorded approximately $45.1 million in payments from the federal USF in connection with our operations in Indiana, Louisiana, Michigan, Mississippi, Puerto Rico and the U.S. Virgin Islands based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. As part of this review, the FCC is considering, among other things, eliminating the “identical support rule”, which would provide wireless carriers with support based on their own costs rather than the costs of the incumbent telephone company. As part of this proposal, the FCC has tentatively concluded to eliminate all Interstate Access Support and Interstate Common Line Support (“ICLS”). If this rule is implemented, a substantial portion of our USF funding would be eliminated, including all the support we receive in Puerto Rico. During fiscal 2008, we recorded $17.2 million in payments from the USF relating to our Puerto Rico operations. Also, in May 2008, the FCC implemented a “cap” on USF support to wireless carriers, which will likely reduce our support in the future. As a result of the FCC’s implementation of the “cap” and the potential reform of the USF system, we may receive substantially lower USF revenues in the future, which could adversely affect our consolidated results of operations.

In addition, we, like all ETCs, receive our USF support payments based on projections filed by the ILEC. We receive such support for providing wireless telecommunications service in “high cost” areas as defined by the FCC. In the ordinary course of business, the Universal Service Administrative Company (“USAC”), the company that administers the payment of USF funds, performs semi-annual reconciliations of the ILEC’s projections against the ILEC’s actual results and makes adjustments (both upwards and downwards) to the support previously paid to USF recipients based on such reconciliations. Based on historical experience and all available information, we previously estimated that there would be no adjustments required. However, during fiscal 2007, USAC notified all the ETCs in Puerto Rico, including us, of negative adjustments to the USF support received by the ETCs relating to calendar years 2004 and 2005 based on the actual results filed by the ILEC in Puerto Rico. Although we disagree with and have disputed certain of these adjustments, during fiscal 2007 we nevertheless recorded the entire known amounts relating to calendar years 2004 and 2005. In addition, based on these historical adjustments and additional information, we have recorded our best estimates of future adjustments related to actual USF support we receive in Puerto Rico. Any additional negative adjustments to our USF support beyond our estimates could have an adverse impact on our consolidated results of operations.

Market prices for wireless and wireline services may decline in the future at an accelerating rate.

Market prices for wireless services have declined over the last several years and may continue to decline in the future at an accelerating rate due to increased competition. As a result, we may be unable to maintain or improve our ARPU or our margins. We expect significant competition among wireless providers which has been intensified by wireless number portability, to continue to drive service and equipment prices lower, and to potentially lead to increased churn. We cannot control the pricing decisions of our competitors and many carriers may choose to offer substantially reduced pricing. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including offering more minutes and free long distance and roaming services. In addition, our broadband business in Puerto Rico has also experienced a decline in pricing for traditional voice minutes and other services. A continued decline in market prices could adversely affect our revenues, which would have a material adverse effect on our financial condition and consolidated results of operations.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We may not be able to do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our business and results of our operations. Also, there have been indications that Congress and/or the FCC may substantially revise parts of the 1996 Act and rules thereunder in the next few years, including, without limitation, with respect to the amounts we pay into, and receive from, the USF, intercarrier compensation and special access regulation. We cannot predict what effect any new legislation will have on our businesses.

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

Our Puerto Rico operations are also subject to the jurisdiction of the TRB. The TRB could determine that the rates for our wireline services are not cost based. The TRB could also revoke our Local Exchange Certification if we fail to comply with applicable regulations. This determination could have a material adverse effect on our business.

Furthermore, the rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions to attempt to more closely regulate certain practices by the wireless industry, including in areas such as customer billing, early termination fees, sales practices, handling of customer call records, privacy, advertising and filing of “informational” tariffs. In addition, many states and local governments have imposed and are considering imposing additional regulations and taxes on wireless services. These regulations and taxes have imposed and will continue to impose increased costs on us and may adversely affect our business. Further, federal or state governments and the government of the Commonwealth of Puerto Rico could adopt regulations or take other actions that might have a material adverse effect on our business. We are subject to location and zoning regulations that could materially affect our ability to build new cell sites and expand our coverage. The FCC has also required wireless carriers to transmit 911 calls and provide the location of the 911 callers with an increasingly narrow geographic tolerance, and has proposed a rule change to further narrow the geographic area. These and other changes could materially and adversely affect our business prospects, operating results and ability to service our indebtedness.

The loss of our licenses would adversely affect our ability to provide wireless and broadband services.

In the United States, our wireless licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years from 2008 to 2021. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless number portability may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, many of our competitors offer “push-to-talk” technology, video services and location-based and mapping services that we do not currently offer.

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

We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Also, alternative technologies may be developed that provide wireless communications service or alternative service superior to that available from us. If we cannot keep pace with technological changes in the telecommunications industry, our business may be adversely affected.

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

If we lose our key personnel, our business may be adversely affected.

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

We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

In general, we do not manufacture any of the equipment or software used in our telecommunications businesses and do not own any patents. Accordingly, we purchase the infrastructure equipment, handsets and software used in our business from third parties and obtain licenses to use the associated intellectual property. Telecommunications technologies are protected by a wide variety of patents and other intellectual property rights. As a result, third parties may assert infringement claims from time to time against us (or our suppliers) based on the way we use these technologies in our business. To protect us against possible infringement claims, we may have indemnification agreements with the manufacturers and suppliers that provide us with the equipment and technology we use in our business. However, we do not always have such agreements in place and, even if we have such agreements in place, we may not be fully protected against all losses associated with infringement claims. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, if a claim is found to be valid and we or our suppliers fail to successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages and could be subject to an injunction that could significantly disrupt our business and prevent us from offering certain products or services. In addition, the CDMA handsets that we use in our business are purchased directly or indirectly from suppliers that use intellectual property from Qualcomm. We understand that certain of Qualcomm’s intellectual property rights have been found to infringe upon rights held by a third party. If we are unable to continue using our CDMA handsets or cannot gain access to non-infringing CDMA assets, our business operations in Puerto Rico would be significantly negatively affected.

Business, political, regulatory and economic factors may significantly affect our operations and hurt our overall performance.

Our business is dependent on the business and economic conditions as well as consumer spending in the areas in which we operate, particularly in Puerto Rico. These factors are outside of our control. The economy in Puerto Rico has been in a significant downturn for several years. As economic conditions in Puerto Rico deteriorate, the market for wireless or other communications services in Puerto Rico may be disproportionately and adversely affected due to the generally lower per capita income in Puerto Rico as compared to the United States. This deterioration would also have an adverse effect on our business in Puerto Rico and, because our Puerto Rico operations contribute significantly to our consolidated financial performance, on our overall financial condition and consolidated results of operations. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services.

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

Our business may be negatively impacted by severe weather, labor strikes, terrorism and other natural disasters.

Our business may be materially adversely affected by events such as hurricanes, earthquakes, labor strikes, terrorism and other factors that may generally affect the regions in which we operate. For instance, hurricanes and labor strikes significantly slow down the provision of services by third parties and needed repair of our network, which could adversely affect our ability to deliver telecommunications services. More specifically, a significant portion of our revenue is derived from our operations in Puerto Rico and Louisiana which have a history of severe weather, including hurricanes that have caused significant damage to telecommunications infrastructure. Although we maintain insurance to cover potential damages, including business interruption insurance, we cannot assure that such insurance will cover all losses we may experience or that the insurance carriers will pay our claims.

Our failure to obtain access to rights-of-way, pole attachments and other governmental authorizations and permits on reasonable terms and conditions could have a negative effect on our business.

Our ability to operate our networks is dependent on, among other things, our ability to obtain rights-of-way, pole attachments and other governmental authorizations and permits. To remain competitive, it is important that we obtain such rights-of-way, pole attachments and governmental authorizations and permits in a timely manner, at a reasonable cost and otherwise on satisfactory terms and conditions. If we cannot obtain these rights on satisfactory terms, it could have a material adverse effect on our consolidated results of operations and financial condition.

Our wireless licenses may decrease in value, reducing the asset base that supports our debt.

A substantial portion of our assets consists of intangible assets, principally our interests in wireless licenses held by our subsidiaries. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. The future value of our interests in our wireless licenses will depend significantly upon the success of our business. In addition, the FCC continues to auction off new spectrum, including spectrum in the 700 MHz band that has favorable transmission propagation characteristics similar to our 850 MHz spectrum. This increase in spectrum supply could cause our wireless licenses to decrease in value. If the market value of our wireless licenses decreases significantly, we could realize a material loss upon the sale of any of our licenses and our ability to sell assets to repay debt would be significantly affected. We could also be forced to record a non-cash impairment charge on our financial statements. Moreover, the transfer of interests in these licenses is prohibited without FCC approval. We may not be able to obtain FCC approval to transfer interests in our licenses if such a transfer became necessary.

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

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. Defending these lawsuits can be time consuming and expensive.

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

Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support and billing system to accommodate anticipated new customers and the related increase in usage of our network. With the introduction of our unlimited rate plans in Puerto Rico, our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. In particular, our postpaid subscribers in Puerto Rico used an average of 1,750 minutes during the three months ended May 31, 2008, as compared to 1,663 minutes during the three months ended May 31, 2007. We expect minutes to continue to grow. Our postpaid subscribers in the United States used an average of 1,111 minutes during the three months ended May 31, 2008, compared to 986 minutes during the three months ended May 31, 2007. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business. It is also critical that we continue to add undersea capacity connecting our operations in Puerto Rico with the U.S. mainland to ensure we can meet the growing bandwidth demands of our customers .

The network capacity plan relies on:

•	the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum if required; and

•	the ability to obtain the capital to expand and upgrade our network.

In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. In addition, in July 2008, we switched our primary vendor for outsourced billing and related services from Convergys Information Management Group, Inc. to Fidelity Information Services, Inc. While we will continue to use our existing Virtuoso billing platform, the transition to a new billing vendor involves operational risks that could cause a disruption in our business that could negatively impact our consolidated results of operations and overall customer experience. Furthermore, a failure to expand our customer service systems and network capacity quickly enough to keep up with customer growth, would impair our ability to compete, which would adversely affect our results and financial operations.

Network disruptions, system failures and loss of informational databases may adversely affect our operations.

We rely heavily on our networks and the networks of other telecommunications providers to support all of our services. We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunications failures, computer viruses, natural disasters, hackers, terrorism, unauthorized access and other disruptions. Should we experience a prolonged or severe system failure, our customers may choose a different provider, our reputation may be damaged and our consolidated results of operations may be adversely affected. In addition, maintaining the privacy of our customers’ and employees’ information is of critical importance to us. If we were to lose some of this information, whether through theft, hacking or other means, we could incur significant costs and our reputation could be damaged.

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

We are a highly leveraged company. At May 31, 2008, we had approximately $2.0 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2008 was $201.0 million and capital expenditures were approximately $133.5 million.

Our substantial debt service obligations could have important consequences to you, including the following:

•	limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements or other purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the industry;

•	limiting our ability to increase our capital expenditures to roll out new services;

•	reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	increasing our vulnerability to interest rate increases as a portion of the borrowings under our $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”) and certain of our other indebtedness are at variable interest rates; and

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are.

We may be unable to refinance our indebtedness before maturity.

We may need to refinance all or a portion of our indebtedness before maturity. Recent disruptions in the financial markets could make it more difficult to obtain debt or equity financing on reasonable terms or at all. The term loan portion of the Senior Secured Credit Facility, which at May 31, 2008 had $550.0 million outstanding, matures in 2011, with two equal installments of $275.0 million owing in August 2010 and February 2011. Our 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”) require repayment of $500.0 million of principal in 2013, our senior notes due 2013 (the “2013 Holdco Notes”) require repayment of $550.0 million of principal in 2013, and our 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”) require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay all of this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all.

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

Gross interest expense for fiscal 2008 was approximately $193.3 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In connection with the incurrence of indebtedness under the Senior Secured Credit Facility, the lenders received a pledge of all of the equity of CCOC, our wholly owned subsidiary through which we hold the assets of all of our subsidiaries, including CPROC, and that of its existing and future direct and indirect subsidiaries. Additionally, the lenders under our Senior Secured Credit Facility generally have a lien on all of the assets of CCOC and these subsidiaries, including CPROC. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the Senior Secured Credit Facility, the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the Senior Secured Credit Facility. Under those circumstances, we may not have sufficient funds to service our other indebtedness.

Future sales of our common stock may depress the market price of our common stock.

As of July 1, 2008, affiliates of Welsh, Carson, Anderson and Stowe (“Welsh Carson”) collectively owned approximately 24 million shares of our common stock. If Welsh Carson sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could fall. This also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. During the twelve months ended May 31, 2008, the market price of our common stock ranged from $4.19 to $10.66 per share. In January 2006, we paid a special cash dividend of $5.52 per share, and the market price for our common stock was adjusted accordingly. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the prices which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the prices at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Affiliates of Welsh Carson have significant voting power and influence on our Board of Directors and may have interests adverse to the interests of the other holders of our common stock.

Welsh Carson and certain of its affiliates collectively hold approximately 22% of our outstanding shares of common stock. Accordingly, these equity investors have significant influence on our company and have the power to elect three of our directors. These equity investors may make decisions that are adverse to the interests of other holders of our securities.

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

In March 2007, a shareholder derivative action was filed in Delaware Chancery Court by DD Equity Trading Co. against each of the members of our board of directors, certain stockholders (affiliates of Welsh Carson and The Blackstone Group) (the “Defendants”) and us, as a nominal defendant. The suit alleges, among other things, breach of fiduciary duty in connection with a recapitalization transaction consummated in January 2006 pursuant to which we issued $550.0 million of senior notes due 2013 and used the proceeds to, among other things, pay a special cash dividend of $5.52 per share to our common stockholders. The suit also alleged that the stockholder Defendants were unjustly enriched by the payment of the dividend to our detriment because, among other things, of the increase in our debt caused by the recapitalization. The suit also alleged waste of corporate assets in connection with certain monitoring fees paid to the stockholder Defendants. The complaint sought damages against the Defendants for our benefit, as well as attorney’s fees and costs and other relief as may be just and proper. The Defendants filed a motion to dismiss the lawsuit. On November 1, 2007 the plaintiff voluntarily dismissed the action against all defendants.

We are party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, including rounding up of partial minutes of use to full-minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. We recently settled another of these cases which was approved by the court on May 6, 2008. The settlement provides for the certification of a class consisting of all of our current and former customers. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of our airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, we recorded a charge of $2.95 million in the second quarter of fiscal 2008, which is included in general and administrative expense on the Consolidated Statement of Operations for the fiscal year ended May 31, 2008, to cover all expected costs of the settlement.

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

There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2008.

Directors and Executive Officers of Centennial

Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has eleven directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. Our directors are elected under a stockholders agreement that is described in detail under “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act.

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

Name	Age	Position

Michael J. Small	50	Chief Executive Officer and Director
Thomas J. Fitzpatrick	50	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	55	President, U.S. Wireless Operations
Carlos T. Blanco	52	President, Puerto Rico Operations
Francis P. Hunt	44	Senior Vice President, Controller
Tony L. Wolk	41	Senior Vice President, General Counsel and Secretary
J. Stephen Vanderwoude	64	Chairman, Board of Directors
Darren C. Battistoni	28	Director
Michael R. Coltrane	61	Director
Anthony J. de Nicola	44	Director
Thomas E. McInerney	66	Director
John J. Mueller	52	Director
James P. Pellow	46	Director
Raymond A. Ranelli	60	Director
Scott N. Schneider	50	Director
Paul H. Sunu	52	Director

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

J. Stephen Vanderwoude has served as a director of Centennial since October 1999 and was appointed Chairman of the Board of Directors of Centennial in January 2008. He is currently a private investor. From 1996 until April 2007, he was Chairman and Chief Executive Officer of Madison River Telephone Company LLC, a company that acquired and operated rural telephone companies. Previously he was President, Chief Executive Officer and a director of Powerhouse Technologies, Inc., and a director of V-Band Corporation. He is currently a director of First Midwest Bancorp. He was formerly President and Chief Operating Officer and a director of Centel Corporation, and president of the local telecommunications division of Sprint Nextel Corp.

Darren C. Battistoni has served as a director since March 2007. He is currently a Senior Associate with Welsh Carson. Prior to joining Welsh Carson in 2004, he was an investment-banking analyst at Credit Suisse for two years.

Michael R. Coltrane has served as a director of Centennial since November 2007. He was formerly the Chairman, President and Chief Executive Officer for CT Communications, Inc., an integrated telecommunications provider in North Carolina that was acquired in 2007 by Windstream Corporation. Prior to joining CT Communications in 1988, he was the Executive Vice President of First Charter Corporation, a regional banking and financial services company. Mr. Coltrane previously served as the Chairman, Vice Chairman and Secretary of the United States Telecom Association.

Anthony J. de Nicola has served as a director of Centennial since January 1999. He joined Welsh Carson in 1994 and was named Co-President in 2007. He is also a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. Previously, he worked for William Blair & Co. for four years in the merchant banking area. He is a director of several private companies.

Thomas E. McInerney has served as a director since January 1999 and was Chairman of the board of directors of Centennial from January 1999 to January 2008. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of Savvis, Inc., along with Mr. Pellow, and he is also a director of ITC DeltaCom Inc.,

Broadridge Financial Solutions, Inc., and several private companies. Mr. McInerney is also Chairman of the Board of Trustees of St. John’s University.

John J. Mueller has served as a director of Centennial since September 2007. He is currently an independent business consultant and was formerly the Chairman of Idearc, Inc., a directory publishing and information services business from 2006 to 2008. Mr. Mueller was previously the President, Chief Executive Officer and a member of the board of directors of Valor Communications Group, Inc. from 2004 to 2006 and was President, Chief Operating Officer and Executive Vice President of Valor from 2002 to 2004. He was formerly with Cincinnati Bell Inc. in various executive, operating and sales roles from 1979 to 2001.

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

Raymond A. Ranelli has served as a director of Centennial since September 2004. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Hawaiian Telcom Communications, Inc. and United Components, Inc.

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

Paul H. Sunu has served as a director of Centennial since September 2007. He is currently the Chief Financial Officer of Hargray Communications Group and was Chief Financial Officer of Hawaiian Telcom from 2007 to 2008. He was previously a member of the board of directors and Chief Financial Officer for Madison River Telephone Company LLC from 1996 to 2007.

Audit Committee

The current members of our Audit Committee are James P. Pellow (chairman), Michael R. Coltrane, Raymond Ranelli and Paul H. Sunu.

Compensation Committee

The current members of the Compensation Committee are John J. Mueller (chairman), Anthony J. de Nicola, Thomas E. McInerney and J. Stephen Vanderwoude.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Scott N. Schneider (chairman), Thomas E. McInerney, James P. Pellow and J. Stephen Vanderwoude.

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

Year Ended May 31, 2007	High	Low

First Quarter	$6.59	$4.47
Second Quarter	6.67	4.53
Third Quarter	8.88	6.37
Fourth Quarter	10.20	7.56

Year Ended May 31, 2008	High	Low

First Quarter	$10.66	$8.12
Second Quarter	10.44	8.68
Third Quarter	9.65	4.95
Fourth Quarter	7.57	4.19

Year Ended May 31, 2009	High	Low

First Quarter (through July 15, 2008)	$8.74	$5.55

As of July 15, 2008 there were 108,231,875 shares issued and 108,161,372 shares outstanding and 108 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

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

Sales of Unregistered Securities and Repurchases

There were no sales of unregistered equity securities or purchases of its common stock made by the Company in fiscal 2008.

The following graph compares the total returns (assuming reinvestment of dividends) on our common stock, the Nasdaq Composite Index (which includes Centennial) and the Nasdaq Telecommunications Index (which includes Centennial). The graph assumes $100 invested in our common stock or in each of the indices on May 31, 2003, including the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Centennial Communications Corp., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 5/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2008 and the selected balance sheet data as of May 31, 2008 and 2007 have been derived from our audited Consolidated Financial Statements included elsewhere herein.

The selected consolidated financial data as of May 31, 2006, 2005 and 2004 and for the years ended May 31, 2005 and 2004 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC, adjusted to present the classification of Centennial Dominicana, our previously held wireless and broadband business in the Dominican Republic, and Centennial Puerto Rico Cable TV Corp. (“Centennial Cable”), our previously held cable television business in Puerto Rico, as discontinued operations as discussed in Note 2 to the Consolidated Financial Statements.

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

	Fiscal Year Ended May 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands
		except per share and per customer data)

Consolidated Statement of Operations Data
Revenue:
Service revenue	$942,038	$856,451	$826,249	$778,272	$700,552
Equipment sales	59,337	55,445	38,832	28,164	29,510

Total revenue	1,001,375	911,896	865,081	806,436	730,062

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	182,181	172,396	159,994	129,946	117,907
Cost of equipment sold	129,905	124,957	106,584	89,695	81,740
Sales and marketing	101,842	94,974	90,241	83,726	81,533
General and administrative	200,288	174,211	176,620	148,340	141,313
Depreciation and amortization	139,719	130,389	120,529	192,180	102,968
Loss (gain) on disposition of assets	3,050	1,344	320	(14,467)	641

Total costs and expenses	756,985	698,271	654,288	629,420	526,102

Operating income	244,390	213,625	210,793	177,016	203,960
Interest expense — net	(190,209)	(201,646)	(163,680)	(145,065)	(162,968)
Loss on extinguishment of debt	(307)	(990)	(750)	(9,052)	(39,176)
Other expense	—	—	—	—	(2)
Gain on sale of equity investments	—	4,730	652	—	—

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	53,874	15,719	47,015	22,899	1,814
Income tax (expense) benefit	(25,193)	(8,022)	(20,197)	1,096	(7,308)

	Fiscal Year Ended May 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands
		except per share and per customer data)

Income (loss) from continuing operations before minority interest in income of subsidiaries and income from equity investments	28,681	7,697	26,818	23,995	(5,494)
Minority interest in income of subsidiaries(1)	(704)	(1,542)	(784)	(934)	(627)
Income from equity investments(2)	—	804	1,083	540	143

Income (loss) from continuing operations	27,977	6,959	27,117	23,601	(5,978)

Discontinued operations:
Income (loss)	—	461	(3,617)	2,045	(17,670)
(Loss) gain on disposition	(2,924)	(33,132)	100	62,573	—
Tax (expense) benefit	—	(5,907)	(3,356)	(62,598)	856

Net (loss) income from discontinued operations	(2,924)	(38,578)	(6,873)	2,020	(16,814)

Net income (loss)	$25,053	$(31,619)	$20,244	$25,621	$(22,792)

Other Consolidated Data
Net cash provided by operating activities	$200,995	$141,142	$191,568	$193,501	$205,174
Net cash (used in) investing activities	$(149,488)	$(45,899)	$(144,471)	$(14,429)	$(130,488)
Net cash (used in) financing activities	$(41,086)	$(95,387)	$(85,033)	$(158,356)	$(35,130)
Capital expenditures from continuing operations	$133,507	$115,209	$134,420	$161,900	$110,642
Total debt less cash and cash equivalents(3)	$1,905,486	$1,951,825	$2,041,315	$1,488,070	$1,663,730
Earnings (Loss) Per Share Data
Basic
Earnings (loss) per share from continuing operations	$0.26	$0.07	$0.26	$0.23	$(0.06)
(Loss) earnings per share from discontinued operations	(0.03)	(0.37)	(0.07)	0.02	(0.17)

Net income (loss) per share	$0.23	$(0.30)	$0.19	$0.25	$(0.23)

Diluted
Earnings (loss) per share from continuing operations	$0.25	$0.06	$0.25	$0.22	$(0.06)
(Loss) earnings per share from discontinued operations	(0.03)	(0.36)	(0.06)	0.02	(0.17)

Net income (loss) per share	$0.22	$(0.30)	$0.19	$0.24	$(0.23)

Basic weighted-average shares outstanding	107,544	105,673	104,644	103,477	99,937
Diluted weighted-average shares outstanding	110,120	108,182	107,318	105,217	99,937

	Fiscal Year Ended May 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands
		except per share and per customer data)

Segment Data U.S. Wireless
Revenue	$550,684	$498,571	$444,359	$399,030	$370,200
Adjusted operating income(4)	$212,768	$184,658	$160,634	$167,713	$149,488
Subscribers(3)	665,300	643,100	596,900	546,700	555,000
Postpaid churn(5)	2.0%	1.8%	1.9%	2.1%	1.9%
Penetration(6)	7.4%	7.5%	7.0%	6.3%	9.1%
Monthly revenue per average wireless customer(7)	$70	$67	$65	$61	$56
Roaming revenue	$58,299	$65,480	$79,424	$56,810	$54,303
Capital expenditures	$61,935	$56,641	$58,375	$74,720	$46,882
Puerto Rico Operations
Wireless revenue	$328,241	$302,138	$314,119	$306,366	$278,255
Broadband revenue	$134,877	$122,841	$116,955	$110,910	$90,599
Wireless adjusted operating income(4)	$118,065	$101,659	$127,031	$128,710	$115,335
Broadband adjusted operating income(4)	$73,291	$67,763	$63,313	$58,306	$44,259
Wireless subscribers(3)	427,300	406,500	383,500	372,100	329,100
Postpaid churn(5)	2.4%	2.5%	2.8%	2.3%	2.4%
Penetration(6)	10.7%	10.2%	9.6%	9.3%	8.2%
Monthly revenue per average wireless customer(7)	$66	$64	$69	$73	$74
Fiber route miles(3)	1,347	1,309	1,246	1,156	1,085
Capital expenditures	$71,572	$58,568	$76,045	$87,180	$63,760
Balance Sheet Data
Intangible assets, net	$475,231	$460,619	$445,934	$446,174	$434,642
Total assets	$1,375,465	$1,321,981	$1,435,893	$1,446,740	$1,539,647
Long-term debt and capital lease obligations	$2,010,647	$2,046,565	$2,135,053	$1,619,109	$1,767,866
Stockholders’ deficit	$(1,044,487)	$(1,082,671)	$(1,064,859)	$(518,432)	$(548,641)

(1)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(2)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(3)	As of year-end.

(4)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements.

(5)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(6)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end. During fiscal 2008, U.S. Wireless includes an additional 400,000 Pops for spectrum purchased in Ohio.

(7)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 582,200 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers. During the quarter ending February 29, 2008, our US Wireless wholesale reseller terminated approximately 35,000 of our 50,200 wholesale subscribers. As a result, we have determined that revenues received from wholesale subscribers are immaterial and have removed such subscribers from the current period as well as from all prior periods in the customer comparisons which follow.

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

In the United States, we provide wireless voice and data service in two geographic clusters, covering approximately 9.0 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.

In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and Federal Communications Commission (“FCC”) regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets based on population.

We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For the fiscal year ended May 31, 2008, approximately 89% of our postpaid wireless sales in the United States and Puerto Rico and substantially all of our broadband sales were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.

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

In our Puerto Rico wireless operations during fiscal 2008, we sold and loaned phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone we loaned to a customer was recorded as an asset within property, plant and equipment and was charged to depreciation expense over the life of the phone. As of June 1, 2008, we are no longer offering loaned phones to customers.

We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 12 to the Consolidated Financial Statements for reconciliation to the appropriate measure under accounting principles generally accepted in the United States of America, or “GAAP” measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:

•	Gross postpaid and prepaid wireless additions

•	Net additions — wireless subscribers

•	ARPU

•	Roaming revenue

•	Penetration — wireless

•	Postpaid churn — wireless

•	Average monthly minutes of use per wireless subscriber

•	Data revenue per average wireless subscriber

•	Fiber route miles — Puerto Rico broadband

•	Switched access lines — Puerto Rico broadband

•	Dedicated access line equivalents — Puerto Rico broadband

•	On-net buildings — Puerto Rico broadband

•	Capital expenditures

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

Net additions — wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

ARPU represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of retail subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and profitable. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include, among other things: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund (“USF”) support payment revenues; long distance revenues derived from calls placed by our customers; roaming revenue; handset insurance; messaging and other data; and other charges such as activation, voice mail, call waiting, call forwarding and regulatory charges.

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

Property, Plant and Equipment — Depreciation

The telecommunications industry is capital intensive. Depreciation of property, plant and equipment constitutes a substantial operating cost for us. The cost of our property, plant and equipment, principally telecommunications equipment, is charged to depreciation expense over estimated useful lives. We depreciate our telecommunications equipment using the straight-line method over its estimated useful lives. We periodically review changes in our technology and industry conditions, asset retirement activity and salvage values, as conditions warrant, to determine adjustments to the estimated remaining useful lives and depreciation rates. Actual economic lives may differ from our estimated useful lives as a result of changes in technology, market conditions and other factors. Such changes could result in a change in our depreciable lives and therefore our depreciation expense in future periods.

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

Goodwill and Wireless Licenses — Valuation of Goodwill and Indefinite-Lived Intangible Assets

A significant portion of our intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. The wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment.

We test our wireless licenses for impairment annually, and more frequently if indications of impairment exist. We use a direct value approach in performing our annual impairment test on our wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, or SEC, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.

In addition, we test goodwill for impairment pursuant to SFAS 142. We currently test goodwill for impairment using a residual value approach on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (calculated using a discounted cash flow method) with its carrying amount, including goodwill. We determined that our reporting units for SFAS 142 are our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

In analyzing goodwill and wireless licenses for potential impairment, we use projections of future cash flows from each reporting unit to determine whether its estimated value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, time horizons of cash flow forecasts, assumed terminal value, estimates of our future cost structures and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. These projections are very subjective in nature. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions within our discounted cash flow model (e.g., growth rates, future economic conditions or discount rates and estimates of terminal values) when determining the fair value of the reporting unit and wireless licenses are subjective and could result in different values and may affect any related goodwill or wireless licenses impairment charge.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the fiscal years ended May 31, 2008 and 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the fiscal year ended May 31, 2008, we utilized an expected volatility with a range of 63.2%-70.5% and an expected term of 6.25 years. The expected life of the option was calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the fiscal year ended May 31, 2008 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”), (see Note 8 to the Consolidated Financial Statements). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.

Year Ended May 31, 2008 Compared to Year Ended May 31, 2007

Consolidated Results of Operations

The table below summarizes the consolidated results of operations for each period:

	Fiscal Year Ended
	May 31,
	2008	2007	$ Change	% Change
	(in thousands, except per share data)

Revenue	$1,001,375	$911,896	$89,479	10%
Costs and expenses	756,985	698,271	58,714	8

Operating income	244,390	213,625	30,765	14
Income from continuing operations	27,977	6,959	21,018	*
Earnings per share from continuing operations:
Basic	$0.26	$0.07	$0.19	*
Diluted	$0.25	$0.06	$0.19	*

*	Percentage not meaningful

We had approximately 1,092,600 wireless subscribers at May 31, 2008, as compared to 1,049,600 subscribers at May 31, 2007, an increase of 5%.

Operating income for the fiscal year ended May 31, 2008 includes (i) $2.0 million of costs related to our evaluation of a separation of our Puerto Rico and U.S. businesses and (ii) $2.95 million of litigation settlement costs related to our settlement, of a subscriber billing-related class action lawsuit (see Note 10 to the Consolidated Financial Statements). Operating income for the fiscal year ended May 31, 2007 includes the effect of a total of $11.0 million of USF charges for Puerto Rico, which related to prior periods.

We, like all eligible telecommunications carriers (“ETCs”), receive our USF support payments based on projections filed by the incumbent local exchange carriers (the “ILEC”). We receive such support for providing wireless telecommunications service in “high cost” areas as defined by the FCC. In the ordinary course of business, the Universal Service Administrative Company (“USAC”), the company that administers the payment of USF funds, performs semi-annual reconciliations of the ILEC’s projections against the ILEC’s actual results and makes adjustments (both upwards and downwards) to the support previously paid to USF recipients based on such reconciliations. Based on historical experience and all available information, we previously estimated that there would be no adjustments required. However, during fiscal 2007, USAC notified all the ETCs in Puerto Rico, including us, of negative adjustments to the USF support received by the ETCs relating to calendar years 2004 and 2005 based on the actual results filed by the ILEC in Puerto Rico. Although we disagree with and have disputed certain of these adjustments, during fiscal 2007 we nevertheless recorded the entire known amounts relating to calendar years 2004 and 2005. In addition, based on these historical adjustments and additional information, we have recorded our best estimates of future adjustments related to actual USF support received in Puerto Rico.

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2008	2007	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$447,011	$392,048	$54,963	14%
Roaming revenue	58,299	65,480	(7,181)	(11)
Equipment sales	45,374	41,043	4,331	11

Total revenue	550,684	498,571	52,113	10

Costs and expenses:
Cost of services	107,677	104,641	3,036	3
Cost of equipment sold	78,240	76,748	1,492	2
Sales and marketing	58,227	54,393	3,834	7
General and administrative	93,772	78,131	15,641	20

Total costs and expenses	337,916	313,913	24,003	8

Adjusted operating income(1)	$212,768	$184,658	$28,110	15%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was primarily due to an increase in the number of subscribers and sales of value-added features, such as data services (including short message services, multimedia services and downloads), and an increase in recurring access fees primarily due to increased subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher ARPU than older plans.

U.S. wireless roaming revenue decreased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The decrease was primarily due to a decrease in the average roaming rate per minute, partially offset by increases in roaming MOUs and data roaming. We expect U.S. wireless roaming revenue to decline approximately $10-15 million during fiscal 2009.

Equipment sales increased during the fiscal year ended May 31, 2008, as compared to the fiscal ended May 31, 2007. The increase was primarily due to an increase in revenue associated with new activations and an increase in revenue from deductibles associated with our phone insurance program.

Our U.S. wireless operations had approximately 665,300 and 643,100 subscribers at May 31, 2008 and 2007, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of May 31, 2008. During the twelve months ended May 31, 2008, increases in subscribers from new activations of 199,300 were offset by subscriber cancellations of 177,100. The monthly postpaid churn rate was 2.0% for the fiscal year ended May 31, 2008, as compared to 1.8% for the fiscal year ended May 31, 2007. The cancellations experienced by our U.S. wireless operations were primarily due to non-payment and competition.

U.S. wireless ARPU was $70 for the fiscal year ended May 31, 2008, as compared to $67 for the same period a year ago. The increase in U.S. wireless ARPU was primarily due to the aforementioned increases in service revenue and equipment sales driven by increased subscribers on our Blue Nation plans, which generally have a higher ARPU than older plans, partially offset by lower roaming revenue. Average MOUs per subscriber were 1,062 per month for the fiscal year ended May 31, 2008, as compared to 923 for the same period the prior year.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2008, as compared to the same period the prior year, primarily due to increases in tower site rent associated with additional cell sites, expenses associated with providing data services and compensation costs. These increases were partially offset by a decrease in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks) due to reduced rates.

Cost of equipment sold increased for the fiscal year ended May 31, 2008, as compared to the same period last year, primarily due to a greater number of phones used for customer retention as compared to the same period last year, partially offset by a lower average cost per phone.

Sales and marketing expenses increased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007, primarily due to increases in advertising associated with the launch of our new Blue Nation rate plans and compensation costs. These increases were partially offset by a decrease in commissions expense.

General and administrative expenses increased for the fiscal year ended May 31, 2008, as compared to the same period in the prior year, due primarily to increases in bad debt expense, compensation costs, store related expenses, other taxes and licenses, costs related to employee benefits and training, and subscriber billing costs.

Puerto Rico Wireless Operations

	Fiscal Year Ended
	May 31,
	2008	2007	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$307,596	$283,135	$24,461	9%
Roaming revenue	6,682	4,602	2,080	45
Equipment sales	13,963	14,401	(438)	(3)

Total revenue	328,241	302,138	26,103	9

Costs and expenses:
Cost of services	51,069	49,497	1,572	3
Cost of equipment sold	51,021	47,510	3,511	7
Sales and marketing	36,132	33,392	2,740	8
General and administrative	71,954	70,080	1,874	3

Total costs and expenses	210,176	200,479	9,697	5

Adjusted operating income(1)	$118,065	$101,659	$16,406	16%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue increased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was primarily related to a $9.5 million charge relating to USF support we received with respect to our Puerto Rico operations recorded during fiscal 2007 discussed above, which related to prior periods, as well as an increase in subscribers. Our Puerto Rico wireless operations had approximately 427,300 subscribers at May 31, 2008, an increase of 5% from approximately 406,500 subscribers at May 31, 2007. During the twelve months ended May 31, 2008, increases from new activations of 144,100 were offset by subscriber cancellations of 123,300. The cancellations experienced by our Puerto Rico wireless operations were primarily due to non-payment and competition.

The monthly postpaid churn rate decreased to 2.4% for the fiscal year ended May 31, 2008, from 2.5% for the same period last year. The decrease in churn was primarily due to the success of our “Unlimited Plan,” which is more appealing to subscribers than our previous offering, causing fewer cancellations by subscribers choosing competitive offerings. Our postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at May 31, 2008 and May 31, 2007.

Puerto Rico wireless ARPU was $66 for the fiscal year ended May 31, 2008, as compared to $64 for the fiscal year ended May 31, 2007. The increase in ARPU in the fiscal year ended May 31, 2008, as compared to the same period last year, was primarily due to the USF charge recorded during fiscal 2007.

Our subscribers used an average of 1,744 MOUs during the fiscal year ended May 31, 2008, compared to 1,570 MOUs during the fiscal year ended May 31, 2007. We believe the increase in MOUs is due to our Unlimited Plan which provides customers in Puerto Rico with unlimited local MOUs for a flat fee.

Roaming revenue increased during the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007, primarily due to an increase in our competitors’ customers roaming on our network.

Equipment sales decreased during the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007, primarily due to competitive market pressure to more heavily subsidize expensive, higher-end handsets to attract and retain customers.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was primarily due to increases in property taxes, telephone service cost, and tower site rent.

Cost of equipment sold increased during the fiscal year ended May 31, 2008, as compared to the same period last year. The increase was primarily due to an increase in the number of phones provided to new subscribers, as well as a slight increase in the average cost per phone.

Sales and marketing expenses increased during the fiscal year ended May 31, 2008, as compared to the same period last year. The increase was due to an increase in advertising expenses, partially offset by a decrease in commissions expense.

General and administrative expenses increased during the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was due to increases in compensation costs, bank fees, and other taxes and licenses.

Puerto Rico Broadband Operations

	Fiscal Year Ended
	May 31,
	2008	2007	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$55,332	$54,267	$1,065	2%
Dedicated revenue	71,227	61,389	9,838	16
Other revenue	8,318	7,185	1,133	16

Total revenue	134,877	122,841	12,036	10

Costs and expenses:
Cost of services	33,914	28,273	5,641	20
Cost of equipment sold	643	699	(56)	(8)
Sales and marketing	6,865	6,578	287	4
General and administrative	20,164	19,528	636	3

Total costs and expenses	61,586	55,078	6,508	12

Adjusted operating income(1)	$73,291	$67,763	$5,528	8%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. This increase was primarily due to a 16% increase in total access lines and equivalents to 582,200, partially offset by a decrease in recurring revenue per line. This increase was also due in part to a $1.5 million charge relating to USF support we received with respect to our Puerto Rico operations recorded during fiscal 2007 discussed above, which related to prior periods.

Switched revenue increased for the fiscal year ended May 31, 2008, as compared to the same period last year. The increase was primarily due to a 25% increase in switched access lines to 95,200 as of May 31, 2008, partially offset by a decrease in recurring revenue per line. The increase in switched access lines has primarily come from VoIP lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.

Dedicated revenue increased for the fiscal year ended May 31, 2008, as compared to the same period last year. The increase was primarily the result of a 14% increase in voice grade equivalent dedicated lines to 487,000 as of May 31, 2008, partially offset by a decrease in recurring revenue per line.

Other revenue increased for the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was primarily related to the USF charge, related to prior periods, recorded during fiscal 2007.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2008, as compared to the fiscal year ended May 31, 2007. The increase was primarily due to increases in network costs, maintenance contract costs, and compensation costs.

Sales and marketing expenses increased during the fiscal year ended May 31, 2008, as compared to the same period last year. The increase was primarily due to an increase in advertising expenses, partially offset by a decrease in compensation costs.

General and administrative expenses increased during the fiscal year ended May 31, 2008, as compared to the same period in the prior year. The increase was primarily due to increases in bad debt expense, maintenance contract costs, and compensation costs.

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

We had approximately 1,050,000 wireless subscribers at May 31, 2007, as compared to 980,400 at May 31, 2006, an increase of 7%.

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

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$392,048	$336,474	$55,574	17%
Roaming revenue	65,480	79,424	(13,944)	(18)
Equipment sales	41,043	28,461	12,582	44

Total revenue	498,571	444,359	54,212	12

Costs and expenses:
Cost of services	104,641	95,936	8,705	9
Cost of equipment sold	76,748	64,161	12,587	20
Sales and marketing	54,393	54,733	(340)	(1)
General and administrative	78,131	68,895	9,236	13

Total costs and expenses	313,913	283,725	30,188	11

Adjusted operating income(1)	$184,658	$160,634	$24,024	15%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

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

Our U.S. wireless operations had approximately 643,100 and 596,900 subscribers at May 31, 2007 and 2006, respectively. Postpaid subscribers account for 96% of total U.S. wireless retail subscribers as of May 31, 2007. During the twelve months ended May 31, 2007, increases in retail subscribers from new activations of 200,000 were offset by subscriber cancellations of 153,800. The monthly postpaid churn rate was 1.8% for the fiscal year ended May 31, 2007, as compared to 1.9% for the fiscal year ended May 31, 2006, respectively. The decrease in churn was primarily due to retention efforts and our continued conversion of TDMA (Time Division Multiple Access) customers to GSM, which generally requires subscribers to sign new twenty four to thirty month contracts. The cancellations experienced by our U.S. wireless operations were primarily due to nonpayment and competition.

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

Puerto Rico Wireless Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$283,135	$301,526	$(18,391)	(6)%
Roaming revenue	4,602	2,222	2,380	*
Equipment sales	14,401	10,371	4,030	39

Total revenue	302,138	314,119	(11,981)	(4)

Costs and expenses:
Cost of services	49,497	45,776	3,721	8
Cost of equipment sold	47,510	41,857	5,653	14
Sales and marketing	33,392	28,848	4,544	16
General and administrative	70,080	70,607	(527)	(1)

Total costs and expenses	200,479	187,088	13,391	7

Adjusted operating income(1)	$101,659	$127,031	$(25,372)	(20)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

*	Percentage not meaningful

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

Puerto Rico Broadband Operations

	Fiscal Year Ended
	May 31,
	2007	2006	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$54,267	$51,437	$2,830	6%
Dedicated revenue	61,389	54,962	6,427	12
Other revenue	7,185	10,556	(3,371)	(32)

Total revenue	122,841	116,955	5,886	5

Costs and expenses:
Cost of services	28,273	27,998	275	1
Cost of equipment sold	699	566	133	23
Sales and marketing	6,578	6,660	(82)	(1)
General and administrative	19,528	18,418	1,110	6

Total costs and expenses	55,078	53,642	1,436	3

Adjusted operating income(1)	$67,763	$63,313	$4,450	7%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

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

Liquidity and Capital Resources

Weighted Average Debt Outstanding and Interest Expense

	Fiscal Year Ended			Fiscal Year Ended
	May 31,			May 31,
	2008	2007	Change	2007	2006	Change
	(in millions)

Weighted Average Debt Outstanding	$2,020.63	$2,120.15	$(99.52)	$2,120.15	$1,845.60	$274.55
Weighted Average Gross Interest Rate(1)	9.6%	9.7%	(0.1)%	9.7%	9.2%	0.5%
Weighted Average Gross Interest Rate(2)	9.2%	9.3%	(0.1)%	9.3%	8.8%	0.5%
Gross Interest Expense(1)	$193.32	$206.30	$(12.98)	$206.30	$169.11	$37.19
Interest Income	$3.11	$4.66	$(1.55)	$4.66	$5.43	$(0.77)

Net Interest Expense	$190.21	$201.64	$(11.43)	$201.64	$163.68	$37.96

(1)	Including amortization of debt issuance costs of $8.3 million and $9.5 million in fiscal 2008 and 2007, respectively.

(2)	Excluding amortization of debt issuance costs of $8.3 million and $9.5 million in fiscal 2008 and 2007, respectively.

The decrease in net interest expense for the fiscal year ended May 31, 2008 as compared to fiscal 2007 resulted primarily from lower weighted average debt outstanding.

At May 31, 2008, we had total liquidity of $255.2 million, consisting of cash and cash equivalents totaling $105.2 million and approximately $150.0 million available under our revolving credit facility. Additionally, at May 31, 2008, we had restricted cash of $6.5 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at May 31, 2008. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At May 31, 2008, approximately $150.0 million was available under the revolving credit facility.

On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 2.68% as of May 31, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (2.70% as of May 31, 2008) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

In December 1998, we and CCOC, as co-issuers, issued $370.0 million of 2008 Senior Subordinated Notes. An affiliate of Welsh, Carson, Anderson and Stowe (“Welsh Carson”) our principal stockholder, owned approximately $189.0 million principal amount of the 2008 Senior Subordinated Notes. CPROC was a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2008, we had repurchased or redeemed all such notes.

Derivative Financial Instruments

We, either directly or through one of our wholly-owned subsidiaries, CCOC or CPROC, use financial derivatives as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consists of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of our derivative transactions are entered into for non-trading purposes.

Our derivative financial instruments effective or entered into in fiscal 2008 consist of the following:

			All-In	Collar	Collar
			Swap	Fixed	Fixed
			Fixed	Interest	Interest
	Variable Interest Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date

CCOC Swap	Senior Secured Credit Facility	$200.0	6.84%	—	—	12/22/2005	3/31/2006	12/31/2007
May 2007 CCOC Collar	Senior Secured Credit Facility	$200.0		4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
2007 CPROC Swap	Senior Secured Credit Facility	$250.0	7.13%	—	—	3/10/2006	3/30/2007	3/31/2008
2008 CPROC Swap	Senior Secured Credit Facility	$250.0	6.45%	—	—	9/18/2007	3/31/2008	9/30/2008
CPROC Collar	Senior Secured Credit Facility	$35.5		4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CPROC Swap	Senior Secured Credit Facility	$35.5	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
CCOC Collar	Senior Secured Credit Facility	$25.0		4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CCOC Swap	Senior Secured Credit Facility	$25.0	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
April 2007 CCOC Collar	Senior Secured Credit Facility	$39.5		4.95%	5.40%	4/12/2007	5/31/2007	5/31/2008
May 2008 CCOC Swap	Senior Secured Credit Facility	$39.5	4.54%	—	—	5/23/2008	5/31/2008	11/30/2008
Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	10.46%	—	—	10/31/2007	12/31/2007	6/30/2008
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	8.60%	—	—	5/23/2008	7/1/2008	4/1/2009

At May 31, 2008, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.

At May 31, 2008, the fair value of our swaps and collars was a liability of approximately $5.7 million, which is included in other liabilities in the consolidated balance sheet. For the fiscal year ended May 31, 2008, we recorded $4.0 million, net of tax, to accumulated other comprehensive loss attributable to the decrease in fair value adjustments of the swaps and collars.

Under certain of the agreements relating to our long term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at May 31, 2008.

For the fiscal year ended May 31, 2008, the ratio of earnings to fixed charges was 1.26. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At May 31, 2008, we had no off-balance sheet obligations.

Our capital expenditures for fiscal 2008 were as follows:

	Fiscal Year Ended	% of Total Capital
	May 31, 2008	Expenditures
	(dollar amounts in thousands)

U.S. Wireless	$61,935	46.4%
Puerto Rico Wireless	39,342	29.5
Puerto Rico Broadband	32,230	24.1

Total capital expenditures	$133,507	100.0%
Capitalized phones in Puerto Rico (included above in Puerto Rico Wireless)	$18,408
Property, plant and equipment, net at May 31, 2008	$578,533

Capital expenditures for our U.S. wireless operations were used to expand our coverage areas and upgrade our cell sites and call switching equipment of existing wireless properties. In Puerto Rico, these investments were used to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems, expand the EV-DO (evolution, data-optimized) network, and to continue the expansion of our Puerto Rico Broadband network and undersea cable infrastructure.

In our Puerto Rico wireless operations during fiscal 2008, we both sold and loaned phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone which was loaned to a customer was recorded as an asset within property, plant and equipment and was charged to depreciation expense over the life of the phone. As of June 1, 2008, we are no longer offering loaned phones to customers.

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

In December 2004, the FASB issued SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either our equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. For the fiscal year ended May 31, 2008, the application of SFAS 123(R) resulted in incremental stock-based compensation expense of $12.0 million. As of May 31, 2008, there was approximately $16.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2.9 years.

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

On October 23, 2007, we acquired 1900 MHz (personal communications services , or PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to our existing footprint in Ft. Wayne, Indiana, for $3.6 million.

On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico, for $15 million.

On March 13, 2007, we sold our Dominican Republic operations to Trilogy International Partners for approximately $83.3 million.

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

On February 16, 2006, we disposed of our investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

Commitments and Contingencies

In June 2004, we signed an amendment to our billing services agreement with Convergys Information Management Group, Inc., or Convergys. The agreement had a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. Subject to the terms of the agreement, which included a requirement to meet certain performance standards, we had committed to purchase a total of approximately $74.6 million of services through 2011 under this agreement. As of May 31, 2008, we had paid approximately $41.5 million in connection with this agreement. This agreement was terminated effective June 30, 2008. See subsequent events note below.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2008, 37,613,079 shares remain available for issuance under the shelf.

On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of May 31, 2008, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2008 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations (net of unamortized discount)	$1,925,000	$—	$550,000	$—	$1,375,000
Interest on long-term debt obligations(1)	810,868	161,642	321,396	269,851	57,979
Operating lease obligations	264,594	30,311	50,917	35,397	147,969
Capital lease obligations	235,914	7,642	15,920	16,846	195,506
Purchase obligations	121,081	11,911	23,511	36,069	49,590

Total contractual cash obligations	3,357,457	211,506	961,744	358,163	1,826,044
Sublessor agreements	(3,204)	(1,212)	(1,660)	(329)	(3)

Net	$3,354,253	$210,294	$960,084	$357,834	$1,826,041

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

The FIN 48 liability as of May 31, 2008 of $14,851 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.

Related Party Transactions

As of July 29, 2008, Welsh Carson and its affiliates held approximately 22.0% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and other parties, under which an affiliate of Welsh Carson receives an annual monitoring fee of approximately $0.5 million. Prior to fiscal 2008, The Blackstone Group was one of our principal stockholders and received an annual monitoring fee of approximately $0.3 million. Our obligation to pay such fee to the Blackstone Group terminated in fiscal 2008. We recorded expenses of approximately $0.5 million, $0.8 million and $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2008, 2007 and 2006, respectively. At May 31, 2008 and 2007, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

Subsequent Events

On June 30, 2008, we entered into various agreements with Convergys to license from Convergys the software that is utilized for our billing related services (including customer care, billing processing and other billing related services).

On July 1, 2008, we entered into an Information Services agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity began providing us with all of the billing related services previously provided by Convergys. This agreement has an initial term of 10 years, expiring on June 30, 2018. Additionally, this agreement includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table above.

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

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. We utilize interest rate swap and collar agreements to hedge variable interest rate risk on $750.0 million of our $900.0 million variable interest rate debt, as of May 31, 2008, as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2008:

	Fiscal Year Ended May 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)

Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$1,112,945	$1,112,945	$1,129,684
Average fixed interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	9.4%	9.4%	—
Variable rate	$—	$—	$—	$550,000	$—	$350,000	$900,000	$884,250
Average variable interest rate(1)	3.7%	4.5%	4.9%	5.0%	5.2%	5.2%	4.9%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$450,000							$3,132
Average pay rate	7.37%
Average receive rate	7.39%
Interest rate collar:
Notional amount	$300,000							$2,543
Cap (Highest)	5.35%-5.50%
Floor (Lowest)	4.24%-4.95%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that had outstanding balances of $900.0 million at May 31, 2008 and 2007. The fair value of such debt approximates the carrying value at May 31, 2008 and 2007. Of the variable rate debt, as of May 31, 2008, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through December 2008. These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at May 31, 2008, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.1 million.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2008.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. Based on this assessment, management concluded that the internal control over financial reporting of the Company was effective as of May 31, 2008.

The Company’s consolidated financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K. Other required information will also be included under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” in the Proxy Statement and is hereby incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The information required to be included pursuant to this Item 11 will be included under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement and is hereby incorporated in this Item 11 by reference.

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

Equity Compensation Plan Information

The following table provides information as of May 31, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	11,172,574	$6.67	3,655,305
Equity compensation plans not approved by stockholders	—	—	—

Total	11,172,574	$6.67	3,655,305

(1)	Our existing equity compensation plan has been approved by our stockholders.

See Note 7 to the Consolidated Financial Statements for a description of the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required to be included pursuant to this Item 13 will be included under the captions “Certain Relationships and Related Transactions,” “Related Person Transaction Approval Policy,” “Board of Directors and Corporate Governance — Independence” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” in the Proxy Statement and is hereby incorporated in this Item 13 by reference.

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

1. Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2		Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on May 29, 2008).
3.3		Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4		Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5		Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6		By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1		First Amended and Restated Stockholders Agreement dated as of January 20, 1999, among CCW Acquisition Corp. and the Purchasers named in Schedules I, II, III and IV thereto (incorporated by reference to Exhibit 99.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on July 6, 1999).
4	.1.1	Amendment No. 2 to First Amended and Restated Stockholders Agreement dated as of July 24, 2006 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).

Exhibit
Number		Description

4	.1.2	Amendment No. 3 to First Amended and Restated Stockholders Agreement dated as of June 4, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto (incorporated by reference to Exhibit 4.1.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
4	.1.3	Amendment No. 4 to First Amended and Restated Stockholders Agreement dated as of October 3, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on October 3, 2007).
4	.1.4	Amendment No. 5 to First Amended and Restated Stockholders Agreement dated as of December 5, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 5, 2007).
4.2		Second Amended and Restated Registration Rights Agreement dated as of July 24, 2006, among Centennial Communications Corp. and the Purchasers named in Schedules I, II, III, IV and V thereto (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).
4	.2.1	Agreement With Respect To The Second Amended and Restated Registration Rights Agreement dated as of June 4, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto (incorporated by reference to Exhibit 4.1.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
4.3		Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.4		Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.3).
4.5		Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.6		Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.7		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $350,000,000 aggregate principal amount of Senior Floating Rate Notes due 2013 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
4.8		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $200,000,000 aggregate principal amount of 10% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

Exhibit
Number		Description

10	.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).
10	.1.3	Amendment No. 2 and Agreement, dated as of December 21, 2005 to the Credit Agreement, dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, Centennial Communications Corp., as a Guarantor, the other Guarantors party thereto, Credit Suisse First Boston, as joint lead arranger and administrative agent, Lehman Brothers, Inc., as joint lead arranger, Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.4	Amendment No. 3 And Agreement dated as of February 5, 2007, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; Credit Suisse, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent; and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp’s Quarterly Report on Form 10-Q filed on April 5, 2007).
10	.1.5	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10	.2	First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
+10	.3	Form of Stock Option Agreement pursuant to First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
**+10	.4	Form of Stock Option Agreement pursuant to First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan.
+10	.5	Employment Agreement dated as of January 7, 1999 between Centennial Communications Corp. and Michael J. Small (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Current Report on Form 8-K filed on January 22, 1999).
+10	.6	Employment Agreement dated as of July 28, 2002, between Centennial Communications Corp. and Thomas J. Fitzpatrick (incorporated by reference to Exhibit 10.10 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2002).
+10	.7	Employment Agreement dated as of August 27, 2003, between Centennial Communications Corp. and Tony L. Wolk (incorporated by reference to Exhibit 10.11 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
+10	.8	Employment Agreement dated as of May 31, 2007, between Centennial Puerto Rico Operations Corp. and Carlos Blanco (incorporated by reference to Exhibit 10.8 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
**12		Computation of Ratios.
**21		Subsidiaries of Centennial Communications Corp.
**23	.1	Consent of Deloitte & Touche LLP.

Exhibit
Number		Description

**31	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey

We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. We also have audited the Company’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective June 1, 2006.

/s/ DELOITTE & TOUCHE LLP

New York, New York
July 30, 2008

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,161	$94,740
Accounts receivable, less allowance for doubtful accounts of $7,105 and $7,571, respectively	93,998	88,292
Inventory — phones and accessories, net	43,242	31,624
Prepaid expenses and other current assets	33,298	18,257

Total Current Assets	275,699	232,913
Property, plant and equipment, net	578,533	574,503
Debt issuance costs, less accumulated amortization of $30,939 and $25,295, respectively	34,608	42,872
Restricted cash	6,466	5,926
U.S. wireless licenses	402,393	398,783
Puerto Rico wireless licenses	54,159	54,159
Goodwill	4,187	4,187
Customer Lists, net	9,449	—
Cable facility, net	3,250	3,490
Other assets, net	6,721	5,148

TOTAL ASSETS	$1,375,465	$1,321,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	25,447	20,839
Accrued expenses and other current liabilities	193,527	191,524
Payable to affiliates	75	125

Total Current Liabilities	219,049	212,488
Long-term debt	2,010,647	2,046,565
Deferred income taxes	151,408	124,783
Other liabilities	33,950	16,523
Minority interest in subsidiaries	4,898	4,293
Commitments and contingencies (see Note 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 107,892,406 and 106,899,286 shares, respectively; and outstanding 107,821,903 and 106,828,783 shares, respectively	1,079	1,069
Additional paid-in capital	36,787	19,832
Accumulated deficit	(1,078,130)	(1,103,379)
Accumulated other comprehensive (loss) income	(3,146)	884

	(1,043,410)	(1,081,594)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,044,487)	(1,082,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,375,465	$1,321,981

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,
	2008	2007	2006

REVENUE:
Service revenue	$942,038	$856,451	$826,249
Equipment sales	59,337	55,445	38,832

	1,001,375	911,896	865,081

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	182,181	172,396	159,994
Cost of equipment sold	129,905	124,957	106,584
Sales and marketing	101,842	94,974	90,241
General and administrative	200,288	174,211	176,620
Depreciation and amortization	139,719	130,389	120,529
Loss on disposition of assets	3,050	1,344	320

	756,985	698,271	654,288

OPERATING INCOME	244,390	213,625	210,793
INTEREST EXPENSE, NET	(190,209)	(201,646)	(163,680)
LOSS ON EXTINGUISHMENT OF DEBT	(307)	(990)	(750)
GAIN ON SALE OF EQUITY INVESTMENTS	—	4,730	652

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	53,874	15,719	47,015
INCOME TAX EXPENSE	(25,193)	(8,022)	(20,197)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	28,681	7,697	26,818
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(704)	(1,542)	(784)
INCOME FROM EQUITY INVESTMENTS	—	804	1,083

INCOME FROM CONTINUING OPERATIONS	27,977	6,959	27,117

DISCONTINUED OPERATIONS:
Income (loss)	—	461	(3,617)
(Loss) gain on disposition	(2,924)	(33,132)	100
Tax expense	—	(5,907)	(3,356)

NET LOSS FROM DISCONTINUED OPERATIONS	(2,924)	(38,578)	(6,873)

NET INCOME (LOSS)	$25,053	$(31,619)	$20,244

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.26	$0.07	$0.26
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.03)	(0.37)	(0.07)

NET INCOME (LOSS) PER SHARE	$0.23	$(0.30)	$0.19

DILUTED
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.25	$0.06	$0.25
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.03)	(0.36)	(0.06)

NET INCOME (LOSS) PER SHARE	$0.22	$(0.30)	$0.19

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	107,544	105,673	104,644

DILUTED	110,120	108,182	107,318

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Total

Balance at May 31, 2005	104,097,923	$1,041	$480,276	$(1,077)	$(997,893)	$(779)	$(518,432)

Net income	—	—	—	—	20,244	—	20,244
Other comprehensive income	—	—	—	—	—	3,494	3,494

Comprehensive income							23,738
Common stock issued in connection with incentive plans	1,046,927	10	5,069	—	—	—	5,079
Common stock issued in connection with employee stock purchase plan	79,641	1	383	—	—	—	384
Income tax benefit from stock options exercised	—	—	2,852	—	—	—	2,852
Dividend	—	—	(484,369)	—	(94,111)	—	(578,480)

Balance at May 31, 2006	105,224,491	$1,052	$4,211	$(1,077)	$(1,071,760)	$2,715	$(1,064,859)

Net loss	—	—	—	—	(31,619)	—	(31,619)
Other comprehensive loss	—	—	—	—	—	(1,831)	(1,831)

Comprehensive loss	—	—	—	—	—	—	(33,450)
Common stock issued in connection with incentive plans	1,572,186	16	5,232	—	—	—	5,248
Stock — based compensation	—	—	8,573	—	—	—	8,573
Common stock issued in connection with employee stock purchase plan	102,609	1	460	—	—	—	461
Income tax benefit from stock options exercised	—	—	1,356	—	—	—	1,356

Balance at May 31, 2007	106,899,286	$1,069	$19,832	$(1,077)	$(1,103,379)	$884	$(1,082,671)

Net loss	—	—	—	—	25,053	—	25,053
Other comprehensive loss	—	—	—	—	—	(4,030)	(4,030)

Comprehensive loss	—	—	—	—	—	—	21,023
Common stock issued in connection with incentive plans	958,096	10	4,433	—	—	—	4,443
Stock — based compensation	—	—	12,011	—	—	—	12,011
Common stock issued in connection with employee stock purchase plan	35,024	—	296	—	—	—	296
Income tax benefit from stock options exercised	—	—	215	—	—	—	215
Cumulative effect of change in accounting for income taxes (See Note 8)	—	—	—	—	196	—	196

Balance at May 31, 2008	107,892,406	$1,079	$36,787	$(1,077)	$(1,078,130)	$(3,146)	$(1,044,487)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$25,053	$(31,619)	$20,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139,719	137,562	134,469
Stock-based compensation	12,011	8,573	—
Excess tax benefits from stock-based compensation	(1,110)	(1,288)	—
Minority interest in income of subsidiaries	704	1,542	784
Distributions paid to minority interest	(99)	(479)	—
Deferred income taxes	10,904	1,831	23,233
Income from equity investments	—	(804)	(1,083)
Distributions received from equity investments	—	386	1,406
Loss on disposition of assets	5,974	33,433	274
Gain on sale of equity investment	—	(4,730)	(652)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase) decrease	(5,541)	1,362	2,302
Inventory — phones and accessories, net — (increase) decrease	(11,448)	(11,594)	3,914
Prepaid expenses and other assets — decrease	11,448	10,300	2,490
Restricted cash — increase	(540)	(5,926)	—
Accounts payable, accrued expenses and other current liabilities — decrease	(6,604)	(1,983)	(5,608)
Deferred revenue and customer deposits — increase (decrease)	5,389	1,246	(26)
Other	15,135	3,330	9,821

NET CASH PROVIDED BY OPERATING ACTIVITIES	200,995	141,142	191,568

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	148	362	24
Capital expenditures	(133,507)	(119,234)	(145,502)
Proceeds from sale of discontinued operation	—	83,298	—
Acquisition of minority interest, net	—	(2,500)
Payments for acquisition, net of cash acquired	(12,519)	—	—
Payments for purchase of wireless spectrum	(3,610)	(14,925)	—
Proceeds from sale of equity investment	—	7,100	1,007

NET CASH USED IN INVESTING ACTIVITIES	(149,488)	(45,899)	(144,471)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt, net of discount of $3,500 in 2006	—	—	546,500
Payment of dividend	—	—	(578,480)
Repayment of debt	(46,935)	(101,822)	(43,069)
Debt issuance costs paid	—	(562)	(15,447)
Proceeds from the exercise of stock options	4,443	5,248	5,079
Proceeds from issuance of common stock under employee stock purchase plan	296	461	384
Excess tax benefits from stock-based compensation	1,110	1,288	—

NET CASH USED IN FINANCING ACTIVITIES	(41,086)	(95,387)	(85,033)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,421	(144)	(37,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	94,740	94,884	132,820

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$105,161	$94,740	$94,884

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$187,271	$199,718	$150,953

Income taxes	$11,770	$6,421	$6,987

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$8,465	$10,545	$11,210

Acquisitions of fixed assets	$4,140	$—	$—

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2008, 2007 and 2006
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

At May 31, 2008, the Company owned and operated wireless licenses in Puerto Rico and the U.S. Virgin Islands and provided voice, data and Internet services on broadband networks in Puerto Rico. The Company also owned and operated wireless telephone systems in the United States.

On March 13, 2007, the Company sold its Dominican Republic operations (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. This disposition has been accounted for by the Company as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long Lived Assets (“SFAS 144”) (see Note 2).

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries and partnership interests from their respective incorporation or acquisition dates. All material intercompany transactions and balances have been eliminated.

Review of Strategic and Financial Alternatives:

During the fiscal year ended May 31, 2006, the Company completed a review of strategic and financial alternatives, the result of which was the issuance of $550,000 aggregate principal amount of senior notes due 2013, the payment of a $5.52 per share special cash dividend (see below) and associated one-time cash payment of approximately $13,011 to vested common stock option holders and pre-payment of $39,500 under its $750,000 senior secured credit facility (the “Senior Secured Credit Facility”). The consolidated results of operations for the fiscal years ended May 31, 2007 and 2006 includes a total of approximately $19,621 of costs related to this process.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

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

Inventory:

Inventory consists primarily of phones and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out (“FIFO”) basis.

Property, Plant and Equipment:

Property, plant and equipment is stated at original cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Transmission and distribution systems and related equipment	4-30 years
Miscellaneous equipment and furniture and fixtures	5-20 years
PCS phones	18 months

In its Puerto Rico wireless operations in fiscal 2008, the Company sold and loaned phones to its customers. When the Company sells a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which was loaned to a customer was recorded as an asset within property, plant and equipment and was charged to depreciation expense over the life of the phone. As of June 1, 2008, the Company no longer loans phones to customers.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, (“SEC”), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.

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

The following tables present the intangible assets not subject to amortization during the fiscal years ended May 31, 2008 and May 31, 2007.

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2007	Acquired	Recognized	2008

U.S. wireless licenses(1)	$398,783	$3,610	$—	$402,393
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$452,942	$3,610	$—	$456,552

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2006	Acquired	Recognized	2007

U.S. wireless licenses(1)	$383,858	$14,925	$—	$398,783
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$438,017	$14,925	$—	$452,942

(1)	Includes adjustments of $45,000 to U.S. wireless licenses pursuant to SFAS No. 109 Accounting for Income Taxes (“SFAS 109”).

On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, for approximately $3,610.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

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

Other Intangible Assets Subject to Amortization

The following table presents other intangible assets subject to amortization:

		As of May 31, 2008		As of May 31, 2007
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Cable facility	25 years	6,000	2,750	6,000	2,510

Customer lists	10 years	10,295	846	—	—

Other intangible asset amortization expense was $1,086, $240, and $240 for the fiscal years ended May 31, 2008, 2007 and 2006, respectively. Based solely on the finite lived intangible assets existing at May 31, 2008, amortization expense for the next five fiscal years is estimated to be $1,269 per fiscal year.

Goodwill

The amount of goodwill relates to the Puerto Rico broadband segment and was $4,187 at May 31, 2008 and 2007.

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

Derivative Financial Instruments:

Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements were used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. At inception, the Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in results of operations. Amounts paid or received under interest rate swap and collar agreements were accrued as interest rates change with the offset recorded in interest expense.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

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

Wireless revenue:

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

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, which provides that deferred income taxes are determined by the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial statement and tax bases of assets

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

and liabilities. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax balance will not be realized. The effect of a change in the tax rate on deferred taxes is recognized in the period of enactment.

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

Earnings (Loss) per Share:

Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. For the fiscal year ended May 31, 2008, the difference between the basic and diluted weighted average number of shares outstanding represented approximately 2,576,780 potentially dilutive common shares as a result of outstanding options. For the year ended May 31, 2008, options to purchase approximately 5,430,262 shares were excluded from the calculation of diluted earnings (loss) per share because the grant prices exceeded the market prices.

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

Stock-Based Compensation:

In December 2004, the FASB issued SFAS No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

On June 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this method, compensation expense includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to treat awards with graded vesting as a single award when estimating fair value. The Company now recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior period amounts have not been restated. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

For the fiscal year ended May 31, 2008, the application of SFAS 123(R) resulted in incremental stock-based compensation expense of $12,011, of which $1,271 was recorded in cost of services, $618 was recorded in sales and marketing and $10,122 was recorded in general & administrative in the accompanying Consolidated Statement of

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Operations. For the fiscal year ended May 31, 2008, the incremental stock-based compensation expense caused income before income taxes to decrease by $12,011, net income to decrease by $6,833 and basic and diluted earnings per share to decrease by $0.06 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $1,110 for the fiscal year ended May 31, 2008, related to excess tax benefits from the exercise of stock-based awards.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) to account for its stock-based awards. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has not changed its valuation model used for estimating the fair value of options granted after June 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded for the fiscal year ended May 31, 2006 based on the fair value method under SFAS 123:

Fiscal Year Ended
May 31, 2006

Net income:
As reported	$20,244
Deduct: total stock based employee compensation determined under fair-value based method for all awards, net of related tax effects	$(6,227)

Pro forma	$14,017
Earnings per share:
Basic:
As reported	$0.19
Pro forma	$0.13
Diluted:
As reported	$0.19
Pro forma	$0.13

Management Estimates:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangible assets and other long-lived assets.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

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

In September 2006, EITF issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007 (which is the fiscal year beginning June 1, 2008 for the Company). EITF 06-1 will be effective for the Company for the first annual reporting period beginning after June 15, 2007. The Company believes that EITF 06-1 will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

Note 2.	Discontinued Operations

On March 13, 2007, the Company sold its Dominican Republic operations to Trilogy for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS 144. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Fiscal Year Ended May 31,
	2008	2007*	2006

Revenue	$—	$58,232	$83,978
Income (loss) from discontinued operations	—	461	(3,617)
Loss on disposition	(2,924)	(33,132)	—
Income tax expense	—	(5,907)	(3,321)

Net loss from discontinued operations	$(2,924)	$(38,578)	$(6,938)

*	The results for the fiscal year ended May 31, 2007 include the results of operations of Centennial Dominicana through the date of its sale on March 13, 2007.

On December 28, 2004, the Company sold its cable television operations in Puerto Rico to an affiliate of Hicks, Muse, Tate & Furst Incorporated for $157,432 in cash, which consisted of a purchase price of $155,000 and a working capital adjustment of $2,432. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS 144.

Summarized financial information for the discontinued operations of Centennial Cable is as follows:

Fiscal Year Ended
May 31, 2006

Revenue	$—
Income (loss) from discontinued operations	—
Gain on disposition	100
Income tax expense	(35)

Net income from discontinued operations	$65

Note 3.	Acquisitions and Dispositions

On October 23, 2007, the Company acquired 1900 MHz (PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to the Company’s existing footprint in Ft. Wayne, Indiana, for $3,610.

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

Preliminary Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain valuations and other analyses that have not been completed as of the date of this filing due to the timing of the closing of the acquisition. The Company will complete the valuation during the second quarter of fiscal 2009. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the allocation period (as defined in SFAS No. 141).

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

The preliminary purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	1,663
Customer lists	10,295
Deferred tax asset	4,054
Other assets	1,768

Total Assets Acquired	18,341
Current liabilities assumed	3,054
Deferred tax liability	2,074

Net assets acquired	$13,213

Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years.

This acquisition did not have a material effect on the Company’s results of operations for the fiscal year ended May 31, 2008, nor would it have had a material effect on the Company’s results of operations prior to the acquisition.

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

On December 28, 2004 the Company sold its wholly owned subsidiary, Centennial Cable (see Note 2).

Note 4.	Supplementary Financial Information

Property, plant and equipment consists of the following:

	May 31,
	2008	2007

Land	$2,971	$2,971
Transmission and distribution systems and related equipment(1)	1,036,317	946,754
Miscellaneous equipment and furniture and fixtures	242,162	221,551
PCS phones	45,845	102,209

	1,327,295	1,273,485
Accumulated depreciation	(748,762)	(698,982)

Property, plant and equipment, net	$578,533	$574,503

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

(1)	Inclusive of assets recorded as capital leases of $75,363 and $66,898 for fiscal 2008 and 2007, respectively.

Depreciation expense was approximately $138,633, $130,148 and $120,289 for the fiscal years ended May 31, 2008, 2007 and 2006, respectively. Depreciation expense includes the depreciation of assets recorded under capital leases.

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2008	2007

Accrued miscellaneous	$101,995	$90,750
Deferred revenue and customer deposits	39,413	29,884
Accrued interest payable	47,000	50,874
Accrued income taxes payable	5,119	20,016

Accrued expenses and other current liabilities	$193,527	$191,524

Note 5.	Debt

Long-term debt consists of the following:

	May 31,
	2008	2007

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $2,287 and $2,785, respectively	347,713	347,215
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
10 3/4% Senior Subordinated Notes due 2008 (the “2008 Senior Subordinated Notes”)	—	45,000
Capital Lease Obligations	76,146	67,128
Financing Obligation — Tower Sale	11,788	12,222

Total Long-Term Debt	2,010,647	2,046,565
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,010,647	$2,046,565

Senior Secured Credit Facility

On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Corp (“CCOC”) and Centennial Puerto Rico Operations Corp (“CPROC”), as co-borrowers, entered into the $750,000 Senior Secured Credit Facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At May 31, 2008, approximately $150,000 was available under the revolving credit facility.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 2.68% as of May 31, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (2.70% as of May 31, 2008) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

On February 9, 2004, concurrent with the Senior Secured Credit Facility, the Company and its wholly-owned subsidiaries, CCOC and CPROC, as co-issuers, issued $325,000 aggregate principal amount of 2014 Senior Notes. The Company used the net proceeds from the 2014 Senior Notes offering to refinance outstanding indebtedness.

On June 20, 2003, the Company and CCOC, as co-issuers, issued $500,000 aggregate principal amount of 2013 Senior Notes. CPROC is a guarantor of the 2013 Senior Notes.

In December 1998, the Company and CCOC issued $370,000 of 2008 Senior Subordinated Notes. An affiliate of Welsh Carson, the Company’s principal stockholder, owned approximately $189,000 principal amount of the 2008 Senior Subordinated Notes. CPROC was a guarantor of the 2008 Senior Subordinated Notes. As of May 31, 2008, the Company had repurchased or redeemed all such notes.

Derivative Financial Instruments

The Company, either directly or through one of its wholly-owned subsidiaries, CCOC or CPROC, uses financial derivatives as part of its overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company’s derivative transactions are

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

entered into for non-trading purposes. The Company’s derivative financial instruments effective or entered into in fiscal 2008 consist of the following:

			All-In	Collar	Collar
			Swap	Fixed	Fixed
			Fixed	Interest	Interest
	Variable Interest Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	date

CCOC Swap	Senior Secured Credit Facility	$200,000	6.84%	—	—	12/22/2005	3/31/2006	12/31/2007
May 2007 CCOC Collar	Senior Secured Credit Facility	$200,000		4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
2007 CPROC Swap	Senior Secured Credit Facility	$250,000	7.13%	—	—	3/10/2006	3/30/2007	3/31/2008
2008 CPROC Swap	Senior Secured Credit Facility	$250,000	6.45%	—	—	9/18/2007	3/31/2008	9/30/2008
CPROC Collar	Senior Secured Credit Facility	$35,500		4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CPROC Swap	Senior Secured Credit Facility	$35,500	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
CCOC Collar	Senior Secured Credit Facility	$25,000		4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CCOC Swap	Senior Secured Credit Facility	$25,000	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
April 2007 CCOC Collar	Senior Secured Credit Facility	$39,500		4.95%	5.40%	4/12/2007	5/31/2007	5/31/2008
May 2008 CCOC Swap	Senior Secured Credit Facility	$39,500	4.54%	—	—	5/23/2008	5/31/2008	11/30/2008
Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	10.46%	—	—	10/31/2007	12/31/2007	6/30/2008
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	8.60%	—	—	5/23/2008	7/1/2008	4/1/2009

At May 31, 2008, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.

At May 31, 2008, the fair value of the swaps and collars was a liability of $5,675, which is included in other liabilities in the consolidated balance sheet. For the fiscal year ended May 31, 2008, the Company recorded $4,030, net of tax, to accumulated other comprehensive loss attributable to the decrease in the fair value of the swaps and collars.

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

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2008 are summarized as follows:

May 31, 2009	$—
May 31, 2010	—
May 31, 2011	549,520
May 31, 2012	170
May 31, 2013	466
May 31, 2014 and thereafter	1,462,778

2,012,934
Less: unamortized discount	(2,287)

$2,010,647

Interest expense, as reflected on the consolidated financial statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2008, 2007 and 2006 was approximately $193,315, $206,300 and $169,114, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Note 6.	Fair Value of Financial Instruments

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

	May 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$2,010,647	$2,012,934	$2,046,565	$2,135,700
Derivative financial instruments:
Interest rate swap and collar agreements	$5,675	$5,675	$1,560	$1,560

Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap and collar agreements at May 31, 2008 and 2007 were estimated using a quote from the broker.

Note 7.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:

In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the current Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The Company did not offer the plan in fiscal 2008. The number of shares purchased during the fiscal years ended May 31, 2007 and 2006 was 102,609 and 79,641, respectively.

1999 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provides for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan is required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option issued under the 1999 Stock Option Plan is ten years. The term of each non-qualified stock option generally ranges between seven and ten years. The 1999 Stock Option Plan was amended several times to increase the number of shares of common stock of the Company authorized for issuance under the stock option plan. In addition, in connection with a special dividend paid in January 2006, certain adjustments to outstanding options under the 1999

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Stock Option Plan were made in accordance with the terms of such plan. As a result, the aggregate number of shares under the plan was automatically increased by 2,445,263 shares. As a result of these increases, the aggregate number of shares authorized for issuance under the 1999 Stock Option Plan is 20,445,263 shares. All of the Company’s outstanding stock options are under the 1999 Stock Option Plan.

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

A summary of the status of the Company’s stock options as of May 31, 2006, 2007 and 2008 and changes during the fiscal years then ended are presented below:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding, May 31, 2005	7,013,194	5.44	6.28	54,171
Granted	3,118,500	10.32
Economic value adjustment to outstanding options	2,445,263	5.78
Exercised	(1,045,374)	4.84
Canceled/forfeited	(668,706)	8.00

Outstanding, May 31, 2006	10,862,877	4.97	5.73	17,696

Granted	3,659,500	9.73
Exercised	(1,613,611)	3.50
Canceled/forfeited	(651,567)	6.42

Outstanding, May 31, 2007	12,257,199	6.55	6.27	44,729

Granted	426,500	7.75
Exercised	(916,474)	4.38
Canceled/forfeited	(594,651)	8.38

Outstanding, May 31, 2008	11,172,574	6.67	5.56	20,979

Vested and expected to vest at May 31, 2008	10,783,231	6.58	5.47	20,849

Options exercisable at May 31, 2006	4,737,350	$4.12	4.85	10,791
Options exercisable at May 31, 2007	6,059,436	$4.69	4.58	33,357
Options exercisable at May 31, 2008	7,928,115	$5.61	4.46	19,895

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

The following table summarizes information about options outstanding at May 31, 2008:

	Options Outstanding
		Weighted-Average
		Remaining		Options Exercisable
Range of	Options	Contractual	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$1.39-1.95	402,509	4.22	$1.84	402,509	$1.84
$2.77-4.43	3,820,140	3.58	3.31	3,820,135	3.31
$4.67-7.88	1,617,920	5.53	6.09	936,647	6.16
$8.34-9.79	2,041,052	4.25	8.68	1,834,996	8.59
$10.19-15.50	3,290,953	8.86	10.21	933,828	10.25

	11,172,574	5.56	$6.67	7,928,115	$5.61

The estimated weighted-average fair value of options granted during fiscal 2008, 2007 and 2006 were $5.08 per share, $6.59 per share and $6.06 per share, respectively. The total intrinsic value of options exercised during the years ended May 31, 2008, 2007, and 2006 was $4,751, $7,086, and $7,877, respectively.

The Company received cash from the exercise of stock options of $4,442, $5,248 and $5,079 during the fiscal years ended May 31, 2008, 2007, and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,421, $2,465 and $2,852 for the years ended May 31, 2008, 2007 and 2006, respectively.

The fair value of options granted under the Company’s stock option plans during fiscal 2008, 2007 and 2006 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,
	2008	2007	2006

Expected volatility	63.2%-70.5%	59.7%-70.7%	68.2%-77.9%
Risk-free interest rate	2.7%-4.7%	4.4%-4.8%	4.3%-5.1%
Expected lives of option grants	6.25 years	4.5-6.25 years	4 years
Expected dividend yield	0.00%	0.00%	0.00%

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
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

A summary of the status and changes of the Company’s nonvested shares related to its equity incentive plans as of and during the fiscal year ended May 31, 2008 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at May 31, 2005	3,670	4.37
Granted	2,224	5.28
Economic value adjustment to outstanding options	2,208	6.04
Vested	(1,524)	4.15
Forfeited	(452)	4.92

Nonvested at May 31, 2006	6,126	3.65
Granted	3,581	6.67
Vested	(2,826)	3.41
Forfeited	(683)	3.70

Nonvested at May 31, 2007	6,198	$5.49
Granted	294	4.56
Vested	(3,142)	4.81
Forfeited	(105)	4.82

Nonvested at May 31, 2008	3,245	$6.09

As of May 31, 2008, there was approximately $16,339 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2.9 years. The total fair value of shares vested was $15,106, $9,647 and $6,325 during the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

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

Retirement Plans

The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries in the United States and Puerto Rico. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the Company’s financial results and the approval of the compensation committee. Total expense under the plans was approximately $1,811, $1,514 and $1,172 for the fiscal

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

years ended May 31, 2008, 2007 and 2006, respectively. There was no profit sharing component for the fiscal years ended May 31, 2008, 2007 and 2006.

Note 8.	Income Taxes

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments is as follows:

	Year Ended May 31,
	2008	2007	2006

Domestic	$29,783	$9,542	$4,500
Foreign	24,091	6,177	42,515

Total	$53,874	$15,719	$47,015

The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,
	2008	2007	2006

Current:
Federal	$373	$1,398	$2,372
State	2,930	2,647	(7,288)
Foreign	3,975	(2,420)	3,261

	$7,278	$1,625	$(1,655)

Deferred:
Federal	14,715	6,335	12,370
State	(2,072)	1,088	835
Foreign	5,272	(1,026)	8,647

	17,915	6,397	21,852

Total	$25,193	$8,022	$20,197

The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,
	2008	2007	2006

Computed tax expense (benefit) at federal statutory rate on the income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	$18,858	$5,502	$16,455
Increase (Reduction) in Tax Reserves, net	1,847	(7,298)	(4,903)
State and local income tax provision (benefit), net of federal income tax benefit	(420)	2,513	1,685
Reduction in tax receivable	—	4,218	—
Foreign taxes and rate differential	5,214	3,257	6,433
Other	(306)	(170)	527

	$25,193	$8,022	$20,197

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2008	2007

Deferred Tax Assets:
Tax loss and credit carryforwards	$85,981	$106,175
Capital loss carryforward	42,687	41,956
Bad debt reserve	3,331	3,083
Deferred income	3,361	2,355
Other	2,734	(351)
Valuation allowance	(94,088)	(93,084)

	44,006	60,134

Deferred Tax Liabilities:
Unrealized gain on interest rate swaps	(2,529)	675
Amortization of intangible assets	127,724	120,681
Depreciation of fixed assets	49,776	56,980

	174,971	178,336

Net deferred tax liabilities	$(130,965)	$(118,202)

At May 31, 2008, the Company’s consolidated balance sheet includes a current deferred tax asset of $20,443 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $151,408. At May 31, 2007, the Company’s consolidated balance sheet includes a current deferred tax asset of $6,581 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $124,783.

At May 31, 2008, the Company had approximately $51,536 of net operating loss carryforwards for federal income tax purposes, expiring from 2012 through 2027, approximately $16,791 of which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $668,737 of state tax net operating loss carryforwards, expiring from 2008 through 2021. A valuation allowance has been recorded against approximately $635,727 of the state net operating loss carryforwards.

During the fiscal year ended May 31, 2007, the company sold its Dominican Republic operations resulting in a capital loss of $121,491 of which $840 was used to offset capital gains. These losses may be carried forward for five years. The company has set up a valuation allowance against the entire remaining capital loss since it does not believe it is more likely than not that the loss will be utilized.

At May 31, 2008, the Company has U.S. federal minimum tax credit carryforwards of approximately $18,351 and Puerto Rico minimum tax credit carryforwards of approximately $669 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

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
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

The Company has not provided for any U.S. deferred income taxes on the undistributed earnings of its foreign operations based upon its determination that such earnings will be indefinitely reinvested. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided.

The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $215, $1,356 and $2,852 for the years ended May 31, 2008, 2007 and 2006, respectively.

For the year ended May 31, 2008 the Company recorded an increase in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a debit to accumulated other comprehensive loss, net of deferred taxes of approximately $3,204. For the year ended May 31, 2007 the Company recorded a increase in its liabilities resulting from the adjustment of the carrying amounts of its derivatives to reflect their fair values as a credit to accumulated other comprehensive income, net of deferred taxes of approximately $1,895.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and enacted legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was increased for the fiscal year ended May 31, 2008 by $1,847 primarily attributable to the increase in foreign and state reserves and related interest, and decreased for the fiscal year ended May 31, 2007 by $7,298 primarily attributable to the reduction in exposure due to the expiration of the statue of limitations and the settlement of various audits.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. As a result of the implementation of FIN 48, the Company reduced its liability for net unrecognized tax benefits by $196, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $196. The amount of unrecognized tax benefit was $13,543 as of June 1, 2007 and $14,851 as of May 31, 2008. In addition, the total amount of accrued interest recorded as of June 1, 2007 and May 31, 2008 was $1,570 and $2,109, respectively. Included in this balance were positions that, if recognized, would affect the effective tax rate by $13,543 as of June 1, 2007 and $14,851 as of May 31, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest) is as follows (in millions):

Unrecognized tax benefits balance at June 1, 2007	$20,572
Increase in tax positions for prior years	201
Decrease in tax positions for prior years	(0)
Increase in tax positions for current year	4,349
Settlements	(0)
Lapse of statute of limitations	(2,499)

Unrecognized tax benefits balance at May 31, 2008	$22,623

The Company recognizes potential interest related to unrecognized tax benefits in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

before 2004 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2003. The state of Michigan commenced an audit of the Company’s tax returns for the years ended May 31, 2003 through May 31, 2006 and the IRS commenced an audit of the Company’s tax return for the year ended May 31, 2006. The Company’s tax returns are not currently under audit in any other taxing jurisdiction.

Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $3,349 within the next 12 months. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.

Note 9.	Related Party Transactions

At July 29, 2008, Welsh Carson and its affiliates held approximately 22.3% of the Company’s outstanding common stock. In January 1999, the Company entered into a stockholders’ agreement with Welsh Carson and other parties, under which an affiliate of Welsh Carson receives an annual monitoring fee of $450. Prior to fiscal 2008, The Blackstone Group was one of the Company’s principal stockholders and received an annual monitoring fee of $300. The Company’s obligation to pay such fee to the Blackstone Group terminated in fiscal 2008. The Company recorded expenses of $450, $750 and $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2008, 2007 and 2006, respectively. At May 31, 2008 and 2007, $75 and $125, respectively, of such amounts were recorded within payable to affiliates in the Company’s consolidated balance sheets.

Note 10.	Commitments and Contingencies

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

The Company is party to several lawsuits in which plaintiffs have alleged, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to its billing practices, including rounding up of partial minutes of use to full- minute increments, billing send to end, and billing for unanswered and dropped calls. The plaintiffs in these cases have not alleged any specific monetary damages and are seeking certification as a class action. A hearing on class certification in another one of these cases was held on September 2, 2003 in a state court in Louisiana. Subsequent to such hearing, a new judge was assigned to the case and the plaintiffs have not alleged any specific monetary damages are seeking certification as a class action. One of these actions was recently dismissed after a long period of non-prosecution by the plaintiff. The Company recently settled another of these cases which was approved by the court on May 6, 2008. The settlement provides for the certification of a class consisting of all current and former customers of Centennial. In general, under the terms of the settlement, class members may elect to receive a settlement benefit consisting of one of the following: (i) additional minutes of Centennial airtime, (ii) a service credit on their wireless telephone bill in exchange for extending their wireless

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

contract, (iii) a discount on certain accessories or (iv) a pre-paid long distance calling card. In connection with the settlement, the Company recorded a charge of $2,950 during the second quarter of fiscal 2008, which is included in general and administrative expense on the Consolidated Statement of Operations for the fiscal year ended May 31, 2008, to cover all expected costs of the settlement.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

followed. The Company has recognized a deferred gain on the sale of such telecommunications towers and is accounting for substantially all of its leases under the lease-backs as capital leases. As such, the deferred gain is being amortized in proportion to the amortization of the leased telecommunications towers.

As of May 31, 2008, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2009	$30,311	$(1,212)	$29,099	$7,642
May 31, 2010	27,850	(967)	26,883	7,881
May 31, 2011	23,067	(693)	22,374	8,039
May 31, 2012	19,205	(246)	18,959	8,270
May 31, 2013	16,192	(83)	16,109	8,576
May 31, 2014 and thereafter	147,969	(3)	147,966	195,506

Total minimum lease payments	$264,594	$(3,204)	$261,390	235,914

Less amount representing interest				(159,768)

Present value of net minimum lease payments				$76,146

Rent expense under operating leases was approximately $40,745, $36,259 and $32,605 for the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

Other Commitments and Contingencies:

In June 2004, the Company signed an amendment to its billing services agreement with Convergys Information Management Group, Inc. (“Convergys”). The agreement had a term of seven years and Convergys agreed to provide billing services, facilitate network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. Subject to the terms of the agreement, which include a requirement to meet certain performance standards, the Company had committed to purchase a total of approximately $74,642 of services through 2011 under this agreement. As of May 31, 2008 the Company had paid approximately $41,500 in connection with this agreement. This agreement was terminated effective June 30, 2008. See Note 13.

Note 11.	Condensed Consolidating Financial Data

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
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$36,630	$—	$68,531	$—	$—	$105,161
Accounts receivable, net	44,768	—	49,230	—	—	93,998
Inventory — phones and accessories, net	19,633	—	23,609	—	—	43,242
Prepaid expenses and other current assets	15,251	—	18,047	—	—	33,298

Total current assets	116,282	—	159,417	—	—	275,699
Property, plant & equipment, net	253,509	—	325,024	—	—	578,533
Debt issuance costs	12,444	—	22,164	—	—	34,608
Restricted cash	6,466	—	—	—	—	6,466
U.S. wireless licenses	—	—	402,393	—	—	402,393
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	959,537	586,543	(738,102)	(807,978)	—
Other assets, net	17,521	—	1,899	—	—	19,420

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,332	$—	$10,115	$—	$—	$25,447
Accrued expenses and other current liabilities	121,555	—	71,972	—	—	193,527
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	136,887	—	82,162	—	—	219,049
Long-term debt	793,161	591,395	78,378	547,713	—	2,010,647
Deferred income taxes	1,478	—	149,930	—	—	151,408
Other liabilities	8,111	—	25,839	—	—	33,950
Intercompany	26,770	1,087,184	1,078,602	(244,474)	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,898	—	—	4,898
Redeemable preferred stock	606,538	—	—	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,079	—	1,079
Additional paid-in capital	(818,497)	—	818,497	36,787	—	36,787
Accumulated (deficit) equity	(342,921)	(719,042)	(684,679)	(1,078,130)	1,746,642	(1,078,130)
Accumulated other comprehensive loss	(1,118)		(2,028)	—		(3,146)

	(1,162,536)	(719,042)	131,790	(1,040,264)	1,746,642	(1,043,410)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,162,536)	(719,042)	131,790	(1,041,341)	1,746,642	(1,044,487)

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$424,558	$—	$589,244	$—	$(12,427)	$1,001,375

Costs and expenses:
Cost of services	79,197	—	114,739	—	(11,755)	182,181
Cost of equipment sold	36,192	—	93,713	—	—	129,905
Sales and marketing	42,805	—	59,037	—	—	101,842
General and administrative	99,580	—	101,380	—	(672)	200,288
Depreciation and amortization	70,400	—	69,319	—	—	139,719
Loss on disposition of assets	1,001	—	2,049	—	—	3,050

	329,175	—	440,237	—	(12,427)	756,985

Operating income	95,383	—	149,007	—	—	244,390

Income (loss) from investments in subsidiaries	—	25,053	(24,847)	25,053	(25,259)	—
Interest expense, net	(105,759)	(52,818)	(11,064)	(57,768)	37,200	(190,209)
Loss on extinguishment of debt	—	—	(307)	—	—	(307)
Intercompany interest allocation	—	52,818	(73,386)	57,768	(37,200)	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(10,376)	25,053	39,403	25,053	(25,259)	53,874
Income tax expense	(14,471)	—	(10,722)	—	—	(25,193)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(24,847)	25,053	28,681	25,053	(25,259)	28,681
Minority interest in income of subsidiaries	—	—	(704)	—	—	(704)

(Loss) income from continuing operations	(24,847)	25,053	27,977	25,053	(25,259)	27,977
Income from discontinued operations	—	—	(2,924)	—	—	(2,924)

Net (loss) income	$(24,847)	$25,053	$25,053	$25,053	$(25,259)	$25,053

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(24,847)	$25,053	$25,053	$25,053	$(25,259)	$25,053

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	70,400	—	69,319	—	—	139,719
Stock-based compensation	6,029	—	5,982	—	—	12,011
Excess tax benefits from stock-based compensation	—	—	(1,110)	—	—	(1,110)
Minority interest in loss of subsidiaries	—	—	704	—	—	704
Distributions paid to minority interest	—	—	(99)	—	—	(99)
Income from equity investments	—	—	12,605	—	—	12,605
Equity in undistributed earnings of subsidiaries	—	25,053	(24,847)	25,053	(25,259)	—
Loss on disposition of assets	1,001	—	4,973	—	—	5,974
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	52,360	106,007	(157,033)	(73,614)	78,418	6,138

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	104,943	156,113	(64,453)	(23,508)	27,900	200,995

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	72	76	—	—	—	148
Payment for acquisition	(12,519)	—	—	—	—	(12,519)
Payments for purchase of wireless spectrum	—	(3,610)	—	—	—	(3,610)
Capital expenditures	(71,572)	(61,935)	—	—	—	(133,507)

NET CASH USED IN INVESTING ACTIVITIES	(84,019)	(65,469)	—	—	—	(149,488)

FINANCING ACTIVITIES:
Repayment of debt	—	(45,000)	(1,935)	—	—	(46,935)
Proceeds from the exercise of employee stock options	—	—	—	4,443	—	4,443
Excess tax benefits from stock-based compensation	—	—	—	1,110	—	1,110
Proceeds from issuance of common stock under employee stock purchase plan	—	—		296		296
Cash (paid to) received from affiliates	(15,451)	(45,644)	71,336	17,659	(27,900)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,451)	(90,644)	69,401	23,508	(27,900)	(41,086)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,473	—	4,948	—	—	10,421
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,630	$—	$68,531	$—	$—	$105,161

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
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
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$387,405	$—	$528,560	$—	$(4,069)	$911,896

Costs and expenses:
Cost of services	70,510	—	103,867	—	(1,981)	172,396
Cost of equipment sold	35,178	—	89,779	—	—	124,957
Sales and marketing	39,887	—	55,087	—	—	94,974
General and administrative	91,416	—	84,883	—	(2,088)	174,211
Depreciation and amortization	65,884	—	64,505	—	—	130,389
Loss (gain) on disposition of assets	1,764	—	(420)	—	—	1,344

	304,639	—	397,701	—	(4,069)	698,271

Operating income	82,766	—	130,859	—	—	213,625

Income (loss) from investments in subsidiaries	—	(31,619)	(30,181)	(31,619)	93,419	—
Interest expense, net	(102,923)	(66,814)	27,650	(59,559)	—	(201,646)
Loss on extinguishment of debt	—	—	(990)	—	—	(990)
Gain on sale of equity investment	—	—	4,730	—	—	4,730
Intercompany interest allocation	—	66,814	(126,373)	59,559	—	—

Income (loss) from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(20,157)	(31,619)	5,695	(31,619)	93,419	15,719
Income tax expense	(10,024)	—	2,002	—	—	(8,022)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(30,181)	(31,619)	7,697	(31,619)	93,419	7,697
Minority interest in income of subsidiaries	—	—	(1,542)	—	—	(1,542)
Income from equity investments	—	—	804	—	—	804

(Loss) income from continuing operations	(30,181)	(31,619)	6,959	(31,619)	93,419	6,959
Income from discontinued operations	—	—	(38,578)	—	—	(38,578)

Net (loss) income	$(30,181)	$(31,619)	$(31,619)	$(31,619)	$93,419	$(31,619)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
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
Fiscal Years Ended May 31, 2008, 2007 and 2006
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
Fiscal Years Ended May 31, 2008, 2007 and 2006
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

Adjustments to reconcile net (loss)income to net cash provided by (used in) operating activities:
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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Note 12.	Segment Information

The Company’s consolidated financial statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, loss on extinguishment of debt, gain on sale of equity investment, interest expense, net, loss on disposition of assets, litigation settlement expense, transaction evaluation costs, stock based compensation expense and depreciation and amortization.

The results of operations presented below exclude Centennial Dominicana and Centennial Cable due to their classification as discontinued operations (see Note 2). Prior to the classification of Centennial Dominicana as a discontinued operation, the results of its operations were included in the Puerto Rico Wireless Segment (previously the Caribbean Wireless Segment) and the Puerto Rico Broadband Segment (previously the Caribbean Broadband Segment). Prior to the classification of Centennial Cable as a discontinued operation, the results of its operations were included in the Puerto Rico Broadband Segment.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2008, 2007 and 2006 is as follows:

	Fiscal Year Ended May 31,
	2008	2007	2006

U.S. wireless
Service revenue	$447,011	$392,048	$336,474
Roaming revenue	58,299	65,480	79,424
Equipment sales	45,374	41,043	28,461

Total revenue	550,684	498,571	444,359
Adjusted operating income	212,768	184,658	160,634
Total assets	1,835,140	1,807,792	1,889,939
Capital expenditures	61,935	56,641	58,375
Puerto Rico wireless
Service revenue	$307,596	$283,135	$301,526
Roaming revenue	6,682	4,602	2,222
Equipment sales	13,963	14,401	10,371

Total revenue	328,241	302,138	314,119
Adjusted operating income	118,065	101,659	127,031
Total assets	275,721	271,242	412,398
Capital expenditures	39,342	36,763	48,711
Puerto Rico broadband
Switched revenue	$55,332	$54,267	$51,437
Dedicated revenue	71,227	61,389	54,962
Other revenue	8,318	7,185	10,556

Total revenue	134,877	122,841	116,955
Adjusted operating income	73,291	67,763	63,313
Total assets	254,580	193,286	719,165
Capital expenditures	32,230	21,805	27,334
Eliminations
Total revenue(1)	$(12,427)	$(11,654)	$(10,352)
Total assets(2)	(989,976)	(950,339)	(1,585,609)
Consolidated
Total revenue	$1,001,375	$911,896	$865,081
Adjusted operating income	404,124	354,080	350,978
Total assets	1,375,465	1,321,981	1,435,893
Capital expenditures	133,507	115,209	134,420

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,
	2008	2007	2006

Adjusted operating income	$404,124	$354,080	$350,978
Depreciation and amortization	(139,719)	(130,389)	(120,529)
Stock based compensation expense	(12,011)	(8,437)	—
Transaction evaluation costs	(2,004)	(285)	(19,336)
Litigation settlement expense	(2,950)	—	—
Loss on disposition of assets	(3,050)	(1,344)	(320)

Operating income	244,390	213,625	210,793
Interest expense, net	(190,209)	(201,646)	(163,680)
Gain on sale of equity investment	—	4,730	652
Loss on extinguishment of debt	(307)	(990)	(750)
Income tax expense	(25,193)	(8,022)	(20,197)
Minority interest in income of subsidiaries	(704)	(1,542)	(784)
Income from equity investments	—	804	1,083

Income from continuing operations	27,977	6,959	27,117
Loss from discontinued operations	(2,924)	(38,578)	(6,873)

Net income (loss)	$25,053	$(31,619)	$20,244

Note 13.	Subsequent Events

On June 30, 2008, the Company entered into various agreements with Convergys to license from Convergys the software that is utilized for all of the Company’s billing related services (including customer care, billing processing and other billing related services).

On July 1, 2008, the Company entered into an Information Services agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity began providing the Company with all of the billing related services previously provided by Convergys. This agreement has an initial term of 10 years, expiring on June 30, 2018. Additionally, this agreement includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

Note 14.	Quarterly Financial Information (unaudited)

Provided below is summarized quarterly financial data:

	Three Months Ended
	August 31,	November 30,	February 29,	May 31,
	2007	2007	2008	2008

Revenue	$247,970	$243,568	$251,153	$258,684
Operating income	63,277	54,135	61,614	65,364
Income tax expense	(8,261)	(4,707)	(7,302)	(4,923)
Income from continuing operations	6,280	1,450	6,633	13,614
Net loss from discontinued operations	(514)	(525)	(1,218)	(667)
Net income	5,766	925	5,415	12,947
Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.06	$0.01	$0.06	$0.13
(Loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.02)

Net income per share	$0.06	$0.01	$0.05	$0.11
Diluted
Earnings per share from continuing operations	$0.06	$0.01	$0.06	$0.12
(Loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.02)

Net income per share	$0.06	$0.01	$0.05	$0.10

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2006	2006	2007	2007

Revenue	$225,401	$229,202	$229,112	$228,181
Operating income	57,498	52,581	50,389	53,157
Income tax (expense) benefit	(7,081)	48	(4,252)	3,263
(Loss) income from continuing operations	(252)	1,000	321	5,890
Net loss from discontinued operations	(1,907)	(34,352)	(1,669)	(650)
Net (loss) income	(2,159)	(33,352)	(1,348)	5,240
Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.00	$0.01	$0.00	$0.06
(Loss) per share from discontinued operations	(0.02)	(0.33)	(0.01)	(0.01)

Net (loss) income per share	$(0.02)	$(0.32)	$(0.01)	$0.05
Diluted
Earnings per share from continuing operations	$0.00	$0.01	$0.00	$0.05
(Loss) per share from discontinued operations	(0.02)	(0.32)	(0.01)	(0.01)

Net (loss) income per share	$(0.02)	$(0.31)	$(0.01)	$0.04

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning of	costs and	other		at end of
	fiscal Year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2008 Allowance for Doubtful Accounts	$7,571	$17,950	$146	$(18,562)	$7,105

Reserve for Inventory Obsolescence	$1,553	$1,784	$—	$(993)	$2,344

Fiscal year ended May 31, 2007 Allowance for Doubtful Accounts	$5,441	$13,475	$43	$(11,388)	$7,571

Reserve for Inventory Obsolescence	$1,398	$811	$—	$(656)	$1,553

Fiscal year ended May 31, 2006 Allowance for Doubtful Accounts	$4,631	$7,936	$153	$(7,279)	$5,441

Reserve for Inventory Obsolescence	$3,530	$304	$—	$(2,436)	$1,398

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/ Michael J. Small
Michael J. Small
Chief Executive Officer and Director
Dated July 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Small Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2008

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 30, 2008

/s/ Francis P. Hunt Francis P. Hunt	Senior Vice President and Controller (Principal Accounting Officer)	July 30, 2008

/s/ J. Stephen Vanderwoude J. Stephen Vanderwoude	Chairman, Board of Directors	July 30, 2008

/s/ Darren C. Battistoni Darren C. Battistoni	Director	July 30, 2008

/s/ Michael R. Coltrane Michael R. Coltrane	Director	July 30, 2008

/s/ Anthony J. de Nicola Anthony J. de Nicola	Director	July 30, 2008

/s/ Thomas E. McInerney Thomas E. McInerney	Director	July 30, 2008

/s/ John J. Mueller John J. Mueller	Director	July 30, 2008

/s/ James P. Pellow James P. Pellow	Director	July 30, 2008

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	July 30, 2008

/s/ Scott N. Schneider Scott N. Schneider	Director	July 30, 2008

/s/ Paul H. Sunu Paul H. Sunu	Director	July 30, 2008