Form 10-Q
period 2008-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2008-10-07
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
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
Common Stock — 108,251,306 outstanding shares as of October 1, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	August 31,	May 31,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,843	$105,161
Accounts receivable, less allowance for doubtful accounts of $6,242 and $7,105, respectively	98,678	93,998
Inventory — phones and accessories, net	40,321	43,242
Prepaid expenses and other current assets	35,540	33,298

Total Current Assets	298,382	275,699
Property, plant and equipment, net	573,808	578,533
Debt issuance costs, less accumulated amortization of $32,912 and $30,939, respectively	32,635	34,608
Restricted cash	6,454	6,466
U.S. wireless licenses	402,395	402,393
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	4,187	4,187
Customer lists, net	11,498	9,449
Cable facility, net	3,190	3,250
Other assets	7,226	6,721

TOTAL ASSETS	$1,393,934	$1,375,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	34,725	25,447
Accrued expenses and other current liabilities	177,581	193,527
Payable to affiliates	75	75

Total Current Liabilities	212,381	219,049
Long-term debt	2,012,701	2,010,647
Deferred income taxes	162,793	151,408
Other liabilities	31,833	33,950
Minority interest in subsidiaries	5,065	4,898
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 108,272,004 and 107,892,406 shares, respectively; and outstanding 108,201,501 and 107,821,903 shares, respectively	1,083	1,079
Additional paid-in capital	41,374	36,787
Accumulated deficit	(1,070,644)	(1,078,130)
Accumulated other comprehensive loss	(1,575)	(3,146)

	(1,029,762)	(1,043,410)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,030,839)	(1,044,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,393,934	$1,375,465

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	August 31,	August 31,
	2008	2007
REVENUE:
Service revenue	$249,003	$234,359
Equipment sales	16,210	13,611

	265,213	247,970

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	50,676	46,574
Cost of equipment sold	42,149	31,522
Sales and marketing	25,869	25,586
General and administrative	48,096	47,306
Depreciation and amortization	35,544	33,356
(Gain) loss on disposition of assets	(47)	349

	202,287	184,693

Operating income	62,926	63,277
Interest expense, net	(44,880)	(48,584)

Income from continuing operations before income tax expense and minority interest in income of subsidiaries	18,046	14,693
Income tax expense	(10,056)	(8,261)

Income from continuing operations before minority interest in income of subsidiaries	7,990	6,432
Minority interest in income of subsidiaries	(167)	(152)

Income from continuing operations	7,823	6,280
Net loss from discontinued operations	(337)	(514)

Net income	$7,486	$5,766

Earnings per share:
Basic
Earnings per share from continuing operations	$0.07	$0.06
Loss per share from discontinued operations	0.00	0.00

Net income per share	$0.07	$0.06

Diluted
Earnings per share from continuing operations	$0.07	$0.06
Loss per share from discontinued operations	0.00	0.00

Net income per share	$0.07	$0.06

Weighted-average number of shares outstanding:
Basic	108,038	107,062

Diluted	110,200	110,011

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$7,486	$5,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,544	33,356
Stock-based compensation	2,870	3,055
Excess tax benefits from stock-based compensation	(102)	(526)
Minority interest in income of subsidiaries	167	152
(Gain) loss on disposition of assets	(47)	349
Changes in assets and liabilities	(7,130)	(7,382)

Net cash provided by operating activities	38,788	34,770

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	21	7
Payments for purchase of wireless spectrum	(2)	—
Capital expenditures	(20,664)	(19,996)

Net cash used in investing activities	(20,645)	(19,989)

FINANCING ACTIVITIES:
Repayment of debt	(724)	(467)
Proceeds from the exercise of stock options	1,161	1,805
Proceeds from issuance of common stock under employee stock purchase plan	—	296
Excess tax benefits from stock-based compensation	102	526

Net cash provided by financing activities	539	2,160

Net increase in cash and cash equivalents	18,682	16,941
Cash and cash equivalents, beginning of period	105,161	94,740

Cash and cash equivalents, end of period	$123,843	$111,681

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$58,556	$62,568

Income taxes	$384	$357

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$1,938	$989

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2008 Annual Report on Form 10-K, filed on July 30, 2008, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of August 31, 2008 and the results of its consolidated operations and consolidated cash flows for the three month periods ended August 31, 2008 and 2007.
NOTE 2. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
     The following table presents the intangible assets not subject to amortization:

	As of	As of
	August 31, 2008	May 31, 2008
U.S. wireless licenses	$402,395	$402,393
Puerto Rico wireless licenses	54,159	54,159

Total	$456,554	$456,552

     A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. In general, the Company’s wireless licenses are issued by the Federal Communications Commission (“FCC”) for a fixed time, generally ten years, at which time they are subject to renewal. Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
     The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the SEC, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.
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
     The following table presents other intangible assets subject to amortization:

		As of August 31, 2008		As of May 31, 2008
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Cable facility	25 years	6,000	2,810	6,000	2,750

Customer lists	10 years	12,646	1,148	10,295	846

     Other intangible assets amortization expense was $362 for the three months ended August 31, 2008. Based solely on the finite lived intangible assets existing at August 31, 2008, amortization expense is estimated to be $906 for the remainder of fiscal 2009 and $1,269 per fiscal year for each of the next five fiscal years.
Goodwill
     The amount of goodwill relates to the Puerto Rico broadband segment and was $4,187 at August 31, 2008 and May 31, 2008.
NOTE 3. DEBT
     Long-term debt consisted of the following:

	As of	As of
	August 31, 2008	May 31, 2008
Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $2,162 and $2,287, respectively	347,838	347,713
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
Capital Lease Obligations	78,195	76,146
Financing Obligation — Tower Sale	11,668	11,788

Total Long-Term Debt	2,012,701	2,010,647
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,012,701	$2,010,647

Senior Secured Credit Facility
     On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Corp., LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into the $750,000 Senior Secured Credit Facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.
     The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, which requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000. At August 31, 2008, approximately $150,000 was available under the revolving credit facility . Subsequent to August 31, 2008, a parent entity of one of the lenders under the revolving credit facility filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. See Note 11, below.
     On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 2.74% as of August 31, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
High-Yield Notes
     On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (2.79% as of August 31, 2008) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
Derivative Financial Instruments
     The Company, either directly or through one of its wholly-owned subsidiaries, CCOC or CPROC, uses financial derivatives as part of its overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company’s derivative transactions are entered into for non-trading purposes. The Company’s derivative financial instruments effective or entered into in fiscal 2009 consist of the following:

			All-In	Collar	Collar
			Swap	Fixed	Fixed
			Fixed	Interest	Interest
	Variable Interest Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	date
May 2007 CCOC Collar	Senior Secured Credit Facility	$200,000	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
2008 CPROC Swap	Senior Secured Credit Facility	$250,000	6.45%	—	—	9/18/2007	3/31/2008	9/30/2008
CPROC Collar	Senior Secured Credit Facility	$35,500	—	4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CPROC Swap	Senior Secured Credit Facility	$35,500	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
CCOC Collar	Senior Secured Credit Facility	$25,000	—	4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CCOC Swap	Senior Secured Credit Facility	$25,000	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
May 2008 CCOC Swap	Senior Secured Credit Facility	$39,500	4.54%	—	—	5/23/2008	5/31/2008	11/30/2008
Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	10.46%	—	—	10/31/2007	12/31/2007	6/30/2008
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	8.60%	—	—	5/23/2008	7/1/2008	4/1/2009

     At August 31, 2008, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges. Subsequent to August 31, 2008, the parent entity of the counterparty to, and a guarantor of, the May 2007 CCOC Collar and the 2008 CPROC Swap filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. See Note 11, below.
     At August 31, 2008, the fair value of the swaps and collars was a liability of $2,498, which is included in other liabilities in the condensed consolidated balance sheet. For the three months ended August 31, 2008, the Company recorded $1,571, net of tax, to accumulated other comprehensive loss attributable to the change in the fair value of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.
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
     The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at August 31, 2008 are summarized as follows:

August 31, 2009	$—
August 31, 2010	275,000
August 31, 2011	275,000
August 31, 2012	—
August 31, 2013	128
August 31, 2014 and thereafter	1,464,735

2,014,863
Less: unamortized discount	(2,162)

$2,012,701

     Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2008 and 2007 was approximately $45,358 and $49,739, respectively.
NOTE 4. TAXES
     In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended August 31, 2008 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 38.6%.
     The Company’s effective tax rate of 38.6% is primarily due to U.S. federal taxes and state taxes net of federal tax benefit. The Company’s effective tax rate also reflects its expectation that it will claim a foreign tax credit in the U.S. for the entire amount of foreign taxes the Company pays. The Company’s effective tax rate for the quarter ended August 31, 2008, was also affected by a one-time decrease in deferred tax assets in the amount of $2,834 as a result of the Company claiming a foreign tax credit in the U.S rather than a tax deduction for Puerto Rico taxes paid.
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
     Tax positions are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The

Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves in accordance with FIN 48. Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $4,530 within the next 12 months. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.
NOTE 5. DISCONTINUED OPERATIONS
     On March 13, 2007, the Company sold its wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. The net loss from discontinued operations for the three months ended August 31, 2008 and 2007 was $337 and $514, respectively.
NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This FSP also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is evaluating the impact this standard will have on its financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is evaluating the impact this standard will have on its financial statements.
     In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”), which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. EITF 06-1 became effective for the Company during the first quarter of fiscal 2009. The adoption of EITF 06-1 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective with fiscal years beginning after November 15, 2007 (June 1, 2008 for the Company). The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     As of August 31, 2008, the Company’s only assets or liabilities that fell under the scope of SFAS 157 were it’s liabilities under interest rate hedging agreements (See Note 3). The fair values of the interest rate swap/collar agreements were based on prices obtained from financial institutions who develop values based on inputs observable in active markets, including interest rates. Accordingly, the Company’s fair value measurements of its derivative instruments are classified as Level 2 inputs.
     On February 12, 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets including wireless licenses, other intangible assets and other long-lived assets in the determination of impairment under SFAS 142 or SFAS 144. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after November 15, 2008. The impact of implementing FSP 157-2 is not expected to be material to the Company’s financial statements.
NOTE 7. ACQUISITIONS AND DISPOSITIONS
     On September 18, 2007, the Company completed the acquisition of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico for $15,000, exclusive of a positive $2,369 working capital adjustment and direct costs of $582, for a net aggregate purchase price of $13,213. The Company has included the operations of Islanet in its results since the acquisition date. The acquisition did not have a material effect on the Company’s financial statements.
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
     The preliminary purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	1,663
Customer lists	12,646
Deferred tax asset	4,054

Other assets	1,768

Total Assets Acquired	20,692
Current liabilities assumed	3,054
Deferred tax liability	4,425

Net assets acquired	$13,213

     Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings:
     In 2001, the Company’s previously sold Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $40,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected by the end of calendar year 2008. In connection with the sale of Centennial Dominicana (see Note 5), the Company has agreed to indemnify Trilogy with respect to liabilities arising as a result of the ITI litigation. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
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

Other Commitments and Contingencies:
     On July 1, 2008, the Company entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018. As of August 31, 2008 the Company has paid approximately $1,050 in connection with this agreement.
NOTE 9. SEGMENT INFORMATION
     The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before loss from discontinued operations, minority interest in income of subsidiaries, income tax expense, interest expense, net, gain (loss) on disposition of assets, stock based compensation expense and depreciation and amortization.
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
     Information about the Company’s operations in its three business segments as of, and for the three months ended, August 31, 2008 and 2007 is as follows:

	Three Months Ended
	August 31,
	2008	2007
U.S. WIRELESS
Service revenue	$120,249	$109,340
Roaming revenue	15,789	17,952
Equipment sales	11,769	10,312

Total revenue	147,807	137,604
Adjusted operating income	58,588	53,139
Total assets	1,848,983	1,817,248
Capital expenditures	8,706	7,051
PUERTO RICO WIRELESS
Service revenue	$77,696	$76,904
Roaming revenue	2,694	1,136
Equipment sales	4,442	3,298

Total revenue	84,832	81,338
Adjusted operating income	22,952	28,693
Total assets	284,833	275,567
Capital expenditures	6,730	7,473
PUERTO RICO BROADBAND
Switched revenue	$13,935	$13,602
Dedicated revenue	19,402	16,274
Other revenue	2,330	2,128

Total revenue	35,667	32,004
Adjusted operating income	19,753	18,205
Total assets	266,910	195,019
Capital expenditures	5,228	5,472
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(3,093)	$(2,976)
Total assets(2)	(1,006,792)	(955,981)
CONSOLIDATED
Total revenue	$265,213	$247,970
Adjusted operating income	101,293	100,037
Total assets	1,393,934	1,331,853
Capital expenditures	20,664	19,996

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.
     Reconciliation of adjusted operating income to net income:

	Three Months Ended
	August 31,
	2008	2007
Adjusted operating income	$101,293	$100,037
Depreciation and amortization	(35,544)	(33,356)
Stock-based compensation expense	(2,870)	(3,055)
Gain (loss) on disposition of assets	47	(349)

Operating income	62,926	63,277
Interest expense, net	(44,880)	(48,584)
Income tax expense	(10,056)	(8,261)
Minority interest in income of subsidiaries	(167)	(152)

Income from continuing operations	7,823	6,280
Loss from discontinued operations	(337)	(514)

Net income	$7,486	$5,766

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

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of August 31, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,595	$—	$76,248	$—	$—	$123,843
Accounts receivable, net	46,407	—	52,271	—	—	98,678
Inventory — phones and accessories, net	16,822	—	23,499	—	—	40,321
Prepaid expenses and other current assets	17,246	—	18,294	—	—	35,540

Total current assets	128,070	—	170,312	—	—	298,382
Property, plant & equipment, net	252,263	—	321,545	—	—	573,808
Debt issuance costs	11,732	—	20,903	—	—	32,635
Restricted Cash	6,454	—	—	—	—	6,454
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	967,023	574,556	(730,616)	(810,963)	—
Other assets	19,997	—	1,917	—	—	21,914

Total	$422,703	$967,023	$1,545,787	$(730,616)	$(810,963)	$1,393,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,338	$—	$19,387	$—	$—	$34,725
Accrued expenses and other current liabilities	121,513	—	56,068	—	—	177,581
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	136,851	—	75,530	—	—	212,381
Long-term debt	793,103	591,395	80,365	547,838	—	2,012,701
Deferred income taxes	8,421	—	154,372	—	—	162,793
Other liabilities	7,156	—	24,677	—	—	31,833
Intercompany	35,430	1,088,067	1,064,475	(249,190)	(1,938,782)	—
Minority interest in subsidiaries	—	—	5,065	—	—	5,065
Redeemable preferred stock	615,838	—	—	—	(615,838)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,083	—	1,083
Additional paid-in capital	(818,496)	—	818,496	41,374	—	41,374
Accumulated (deficit) equity	(354,908)	(711,556)	(677,193)	(1,070,644)	1,743,657	(1,070,644)
Accumulated other comprehensive loss	(692)	(883)	—	—	—	(1,575)

	(1,174,096)	(712,439)	141,303	(1,028,187)	1,743,657	(1,029,762)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,174,096)	(712,439)	141,303	(1,029,264)	1,743,657	(1,030,839)

Total	$422,703	$967,023	$1,545,787	$(730,616)	$(810,963)	$1,393,934

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)
Revenue	$110,496	$—	$157,809	$—	$(3,092)	$265,213

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,601	—	30,999	—	(2,924)	50,676
Cost of equipment sold	16,470	—	25,679	—	—	42,149
Sales and marketing	11,481	—	14,388	—	—	25,869
General and administrative	22,810	—	25,454	—	(168)	48,096
Depreciation and amortization	17,649	—	17,895	—	—	35,544
Loss (gain) on disposition of assets	12	—	(59)	—	—	(47)

	91,023	—	114,356	—	(3,092)	202,287

Operating income	19,473	—	43,453	—	—	62,926

Income (loss) from investments in subsidiaries	—	7,486	(11,987)	7,486	(2,985)	—
Interest expense, net	(25,738)	(11,443)	(4,261)	(12,738)	9,300	(44,880)
Intercompany interest allocation	—	11,443	(14,881)	12,738	(9,300)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(6,265)	7,486	12,324	7,486	(2,985)	18,046
Income tax expense	(5,722)	—	(4,334)	—	—	(10,056)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(11,987)	7,486	7,990	7,486	(2,985)	7,990
Minority interest in income of subsidiaries	—	—	(167)	—	—	(167)

(Loss) income from continuing operations	(11,987)	7,486	7,823	7,486	(2,985)	7,823
Loss from discontinued operations	—	—	(337)	—	—	(337)

Net (loss) income	$(11,987)	$7,486	$7,486	$7,486	$(2,985)	$7,486

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	(11,987)	7,486	7,486	7,486	(2,985)	7,486
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,649	—	17,895	—	—	35,544
Stock-based compensation expense	1,451	—	1,419	—	—	2,870
Excess tax benefit from stock-based compensation	—	—	(102)	—	—	(102)
Minority interest in income of subsidiaries	—	—	167	—	—	167
Distributions paid to minority interest	—	—	(47)	—	—	(47)
Equity in undistributed earnings (loss) of subsidiaries	—	7,486	(11,987)	7,486	(2,985)	—
Loss (gain) on disposition of assets	12	—	(12)	—	—	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	24,458	(14,089)	(11,818)	(20,951)	15,270	(7,130)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,583	883	3,001	(5,979)	9,300	38,788

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	21	—	—	21
Payments for purchase of wireless spectrum	—	—	(2)	—	—	(2)
Capital expenditures	(11,958)	—	(8,706)	—	—	(20,664)

NET CASH USED IN INVESTING ACTIVITIES	(11,958)	—	(8,687)	—	—	(20,645)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(724)	—	—	(724)
Proceeds from the exercise of employee stock options	—	—	—	1,161	—	1,161
Excess tax benefit from stock-based compensation	—	—	—	102	—	102
Cash (paid to) received from affiliates	(8,660)	(883)	14,127	4,716	(9,300)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,660)	(883)	13,403	5,979	(9,300)	539

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,965	—	7,717	—	—	18,682
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,630	—	68,531	—	—	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	47,595	—	76,248	—	—	123,843

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$36,630	$—	$68,531	$—	$—	$105,161
Accounts receivable, net	44,768	—	49,230	—	—	93,998
Inventory — phones and accessories, net	19,633	—	23,609	—	—	43,242
Prepaid expenses and other current assets	15,251	—	18,047	—	—	33,298

Total current assets	116,282	—	159,417	—	—	275,699
Property, plant & equipment, net	253,509	—	325,024	—	—	578,533
Debt issuance costs	12,444	—	22,164	—	—	34,608
Restricted cash	6,466	—	—	—	—	6,466
U.S. wireless licenses	—	—	402,393	—	—	402,393
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	959,537	586,543	(738,102)	(807,978)	—
Other assets	17,521	—	1,899	—	—	19,420

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,332	$—	$10,115	$—	$—	$25,447
Accrued expenses and other current liabilities	121,555	—	71,972	—	—	193,527
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	136,887	—	82,162	—	—	219,049
Long-term debt	793,161	591,395	78,378	547,713	—	2,010,647
Deferred income taxes	1,478	—	149,930	—	—	151,408
Other liabilities	8,111	—	25,839	—	—	33,950
Intercompany	26,770	1,087,184	1,078,602	(244,474)	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,898	—	—	4,898
Redeemable preferred stock	606,538	—	—	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,079	—	1,079
Additional paid-in capital	(818,497)	—	818,497	36,787	—	36,787
Accumulated (deficit) equity	(342,921)	(719,042)	(684,679)	(1,078,130)	1,746,642	(1,078,130)
Accumulated other comprehensive loss	(1,118)	—	(2,028)	—	—	(3,146)

	(1,162,536)	(719,042)	131,790	(1,040,264)	1,746,642	(1,043,410)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,162,536)	(719,042)	131,790	(1,041,341)	1,746,642	(1,044,487)

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)
Revenue	$103,165	$—	$178,678	$—	$(33,873)	$247,970

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	18,807	—	28,511	—	(744)	46,574
Cost of equipment sold	8,242	—	23,280	—	—	31,522
Sales and marketing	10,459	—	15,127	—	—	25,586
General and administrative	23,922	—	56,513	—	(33,129)	47,306
Depreciation and amortization	16,386	—	16,970	—	—	33,356
Loss (gain) on disposition of assets	438	—	(89)	—	—	349

	78,254	—	140,312	—	(33,873)	184,693

Operating income	24,911	—	38,366	—	—	63,277

Income (loss) from investments in subsidiaries	—	5,766	(1,139)	5,766	(10,393)	—
Interest expense, net	(26,161)	14,446	(21,716)	(15,153)	—	(48,584)
Intercompany interest allocation	—	(14,446)	(707)	15,153	—	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(1,250)	5,766	14,804	5,766	(10,393)	14,693
Income tax benefit (expense)	111	—	(8,372)	—	—	(8,261)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(1,139)	5,766	6,432	5,766	(10,393)	6,432
Minority interest in income of subsidiaries	—	—	(152)	—	—	(152)

(Loss) income from continuing operations	(1,139)	5,766	6,280	5,766	(10,393)	6,280
Loss from discontinued operations	—	—	(514)	—	—	(514)

Net (loss) income	$(1,139)	$5,766	$5,766	$5,766	$(10,393)	$5,766

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
			(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	(1,139)	5,766	5,766	5,766	(10,393)	5,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,386	—	16,970	—	—	33,356
Stock-based compensation expense	1,599	—	1,456	—	—	3,055
Excess tax benefit from stock-based compensation	—	—	(526)	—	—	(526)
Minority interest in income of subsidiaries	—	—	152	—	—	152
Equity in undistributed earnings (loss) of subsidiaries	—	5,766	(1,139)	5,766	(10,393)	—
Loss (gain) on disposition of assets	438	—	(89)	—	—	349
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(18,068)	(11,182)	1,167	(18,685)	39,386	(7,382)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(784)	350	23,757	(7,153)	18,600	34,770

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	7	—	—	7
Capital expenditures	11,347	—	(31,343)	—	—	(19,996)

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	11,347	—	(31,336)	—	—	(19,989)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(467)	—	—	(467)
Proceeds from the exercise of employee stock options	—	—	—	1,805	—	1,805
Excess tax benefit from stock-based compensation	—	—	526	—	—	526
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash (paid to) received from affiliates	(5,564)	(350)	19,462	5,052	(18,600)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,564)	(350)	19,521	7,153	(18,600)	2,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,999	—	11,942	—	—	16,941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	36,156	—	75,525	—	—	111,681

NOTE 11. SUBSEQUENT EVENTS
     On September 15, 2008, Lehman Brothers Holding Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company is party to a $200,000 interest rate collar agreement (the “May 2007 CCOC Collar”) with Lehman Brothers Special Financing, Inc. (“LBSF”), a subsidiary of LHI, which expires on December 31, 2008. In addition, the Company was party to a $250,000 interest rate swap agreement with LBSF (the “2008 CPROC Swap”) that expired on September 30, 2008 in accordance with its terms. To replace the 2008 CPROC Swap, the Company entered into a new interest rate collar agreement, effective September 30, 2008, with a different counterparty that expires on June 30, 2009. LHI is a guarantor of the May 2007 CCOC Collar and was the guarantor of the 2008 CPROC Swap. At August 31, 2008, the fair value of the May 2007 CCOC Collar and 2008 CPROC Swap were liabilities of $1,449 and $1,051, respectively.
     In addition, another subsidiary of LHI, Lehman Commercial Paper, Inc. (“LCPI”) is a lender with respect to $17,500 of the Company’s undrawn $150,000 revolving credit facility. It is uncertain at this time if LCPI will honor its obligations under the revolving credit facility.
     The Company does not expect that the Lehman Brothers bankruptcy filing will have a material adverse effect on its liquidity or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Company Overview
     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 596,700 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.
     As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”) due to its classification as a discontinued operation.
     The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed on July 30, 2008, and should also be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2008 Annual Report on Form 10-K.
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
     We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2008, approximately 87% of our postpaid wireless sales in the United States and Puerto Rico were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.
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
     We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the three months ended August 31, 2008 and 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.
     In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the three months ended August 31, 2008, we utilized an expected volatility with a range of 62.1%-63.0% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the three months ended August 31, 2008 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
     Tax law requires items to be included in the tax return at different times than when these items are reflected in the unaudited Condensed Consolidated Financial Statements. As a result, our annual tax rate reflected in our unaudited Condensed Consolidated Financial Statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, while other differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
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
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”) (see Note 4 to the unaudited Condensed Consolidated Financial Statements). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
     We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.
RESULTS OF OPERATIONS
U.S. Wireless Operations

	Three Months Ended
	August 31,
	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$120,249	$109,340	$10,909	10%
Roaming revenue	15,789	17,952	(2,163)	(12)
Equipment sales	11,769	10,312	1,457	14

Total revenue	147,807	137,604	10,203	7

Costs and expenses:
Cost of services	28,765	28,367	398	1
Cost of equipment sold	21,946	18,779	3,167	17
Sales and marketing	14,154	14,964	(810)	(5)
General and administrative	24,354	22,355	1,999	9

Total costs and expenses	89,219	84,465	4,754	6

Adjusted operating income(1)	$58,588	$53,139	$5,449	10%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. U.S. wireless service revenue increased in the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The increase was primarily due to an increase in subscribers and higher sales of value-added features (such as data services) and rate plans with higher recurring charges as described in the ARPU section below.
     U.S. wireless roaming revenue decreased for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The decrease was primarily due to a decrease in the average roaming rate per minute, partially offset by an increase in roaming MOUs.
     Equipment sales increased during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, due primarily to revenue associated with an increase in new activations as well as revenue associated with our phone insurance program.
     Our U.S. wireless operations had approximately 659,800 and 646,300 subscribers at August 31, 2008 and 2007, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of August 31, 2008. During the twelve months ended August 31, 2008, increases in subscribers from new activations of 201,200 were offset by subscriber cancellations of 187,600. The monthly postpaid churn rate was 2.6% for the three months ended August 31, 2008, as compared to 2.0% for the three months ended August 31, 2007. The cancellations experienced by our U.S. wireless operations were primarily related to non-payment and competition. We expect postpaid churn to be lower during the remainder of the 2009 fiscal year.
     U.S. wireless ARPU was $74 for the three months ended August 31, 2008, as compared to $71 for the same period last year. Average MOUs per subscriber were 1,106 per month for the three months ended August 31, 2008, as compared to 1,041 for the same period last year. The increase in U.S. wireless ARPU was primarily due to an increase in sales of value-added features including data services (such as short message services, multi-media services and downloads) and higher access fees per subscriber due to an increase in the number of subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher monthly recurring charge than older rate plans.
     Costs and expenses. Cost of services increased slightly during the three months ended August 31, 2008, as compared to the same period last year, primarily due to an increase in expenses related to providing data services and an increase in telephone service costs.
     Cost of equipment sold increased for the three months ended August 31, 2008, as compared to the same period last year, primarily due to a greater number of phones used for customer retention as compared to the same period last year as well as a higher average cost per phone.
     Sales and marketing expenses decreased for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, primarily due to a decrease in advertising costs.
     General and administrative expenses increased for the three months ended August 31, 2008, as compared to the same period in the prior year, due primarily to an increase in bad debt expense.
Puerto Rico Wireless Operations

	Three Months Ended
	August 31,
	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$77,696	$76,904	$792	1%
Roaming revenue	2,694	1,136	1,558	*
Equipment sales	4,442	3,298	1,144	35

Total revenue	84,832	81,338	3,494	4

Costs and expenses:
Cost of services	14,767	13,091	1,676	13
Cost of equipment sold	19,939	12,678	7,261	57
Sales and marketing	9,614	9,000	614	7
General and administrative	17,560	17,876	(316)	(2)

Total costs and expenses	61,880	52,645	9,235	18

Adjusted operating income(1)	$22,952	$28,693	$(5,741)	(20)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

*	Percentage not meaningful

     Revenue. Puerto Rico wireless service revenue increased for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The increase primarily relates to an increase in the number of subscribers.
     Roaming revenue increased during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, primarily due to an increase in the customers of our competitors using data services while roaming on our network.
     Equipment sales increased during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, primarily due to an increase in phones sold to subscribers renewing service contracts.
     Our Puerto Rico wireless operations had approximately 430,600 subscribers at August 31, 2008, an increase of 4% from subscribers at August 31, 2007. Our postpaid subscribers represented approximately 99% of our total Puerto Rico Wireless subscribers at August 31, 2008. During the twelve months ended August 31, 2008, increases from new activations of 145,500 were offset by subscriber cancellations of 127,100. The monthly postpaid churn rate increased to 2.5% for three months ended August 31, 2008, from 2.3% for the same period last year. The cancellations experienced by our Puerto Rico wireless operations were primarily due to non-payment and competition.
     Puerto Rico wireless ARPU was $66 for both the three months ended August 31, 2008 and August 31, 2007. The ARPU in the three months ended August 31, 2008, as compared to the same period last year was unchanged, as lower voice access and usage related revenue per subscriber was offset by higher data service (including EV-DO(evolution, data optimized)-based Instant Internet, short message services, multimedia services and downloads), equipment and roaming revenue per subscriber. Our subscribers used an average of 1,733 MOUs during the three months ended August 31, 2008, compared to 1,725 MOUs during the three months ended August 31, 2007.
     Costs and expenses. Cost of services increased during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The increase was primarily due to increases in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks), telephone service costs, and utilities.
     Cost of equipment sold increased during the three months ended August 31, 2008, as compared to the same period last year. The increase was primarily due to the discontinuation of our loaner phone program as of June 1, 2008. Under the program, in which we retained title to the customer handsets, phones were capitalized and depreciated over 18 months and accordingly not charged to cost of equipment sold. With the discontinuation of this program, we exclusively sell phones to customers and accordingly all phones are charged to cost of equipment sold. For the three months ended August 31, 2007, the amount of loaner phones that were capitalized totaled $5,404. The increase in cost of equipment sold was also due to a greater number of phones used for customer retention as compared to the same period last year, as well as a higher average cost per phone.
     Sales and marketing expenses increased during the three months ended August 31, 2008, as compared to the same period last year. The increase was due to increases in the direct commission rate and compensation costs, partially offset by a decrease in advertising costs.
     General and administrative expenses decreased during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The decrease was primarily due to a decrease in bad debt expense, partially offset by increases in professional fees, office and store related expenses, compensation costs, and bank fees.

Puerto Rico Broadband Operations

	Three Months Ended
	August 31,
	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Switched revenue	$13,935	$13,602	$333	2%
Dedicated revenue	19,402	16,274	3,128	19
Other revenue	2,330	2,128	202	9

Total revenue	35,667	32,004	3,663	11

Costs and expenses:
Cost of services	9,754	7,599	2,155	28
Cost of equipment sold	265	65	200	*
Sales and marketing	1,934	1,425	509	36
General and administrative	3,961	4,710	(749)	(16)

Total costs and expenses	15,914	13,799	2,115	15

Adjusted operating income(1)	$19,753	$18,205	$1,548	9%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

*	Percentage not meaningful
     Revenue. Total Puerto Rico broadband revenue increased for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. This increase was primarily due to an 11% increase in total access lines and equivalents to 596,700.
     Switched revenue increased for the three months ended August 31, 2008, as compared to the same period last year. The increase was primarily due to a 22% increase in switched access lines to 98,300 as of August 31, 2008, partially offset by a decrease in recurring revenue per line. The increase in switched access lines has primarily come from VoIP (Voice Over Internet Protocol) lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.
     Dedicated revenue increased for the three months ended August 31, 2008, as compared to the same period last year. The increase was primarily the result of a 9% increase in voice grade equivalent dedicated lines to 498,400 as of August 31, 2008, as well as an increase in recurring revenue per line.
     Other revenue increased for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007. The increase primarily relates to an increase in inter-carrier compensation revenue.
     Costs and expenses. Cost of services increased during the three months ended August 31, 2008, as compared to the same period last year. The increase was primarily due to increases in network costs, utilities costs, compensation costs, subscriber termination expense, and maintenance contract costs.
     Sales and marketing expenses increased during the three months ended August 31, 2008, as compared to the same period last year. The increase was primarily due to increases in advertising costs, commission expense, and compensation costs.
     General and administrative expenses decreased during the three months ended August 31, 2008, as compared to the same period in the prior year. The decrease was primarily due to a decrease in bad debt expense resulting from the recovery of a previously reserved accounts receivable, partially offset by an increase in outside legal counsel fees.

LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended
	August 31,
	2008	2007	Change
	(In millions)
Weighted Average Debt Outstanding	$2,011.3	$2,046.8	$(35.5)
Weighted Average Gross Interest Rate(1)	9.0%	9.7%	(0.7)%
Weighted Average Gross Interest Rate(2)	8.6%	9.3%	(0.7)%
Gross Interest Expense(1)	$45.36	$49.74	$(4.38)
Interest Income	$.48	$1.16	$(0.68)

Net Interest Expense	$44.88	$48.58	$(3.70)

(1)	Including amortization of debt issuance costs of $2.0 million for the three months ended August 31, 2008 and 2007, respectively.

(2)	Excluding amortization of debt issuance costs of $2.0 million for the three months ended August 31, 2008 and 2007, respectively.
     The $3.7 million decrease in net interest expense for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007 resulted primarily from lower weighted average debt outstanding.
     At August 31, 2008, we had total liquidity of $273.8 million, consisting of cash and cash equivalents totaling $123.8 million and approximately $150.0 million available under our revolving credit facility (see Subsequent Events, below). Additionally, at August 31, 2008, we had restricted cash of $6.5 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.
Senior Secured Credit Facility
On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at August 31, 2008. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million. At August 31, 2008, approximately $150.0 million was available under the revolving credit facility. Subsequent to August 31, 2008, a parent entity of one of the lenders under the revolving credit facility filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. See Subsequent Events, below.
     On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 2.74% as of August 31, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
High-Yield Notes
     On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (2.79% as of August 31, 2008) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Our derivative financial instruments effective or entered into in fiscal 2009 consist of the following:

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
     At August 31, 2008, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges. Subsequent to August 31, 2008, the parent entity of the counterparty to, and a guarantor of, the May 2007 CCOC Collar and the 2008 CPROC Swap filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. See Subsequent Events, below.
     At August 31, 2008, the fair value of our swaps and collars was a liability of approximately $2.5 million, which is included in other liabilities in the condensed consolidated balance sheet. For the three months ended August 31, 2008, we recorded $1.6 million, net of tax, to accumulated other comprehensive loss attributable to the change in fair value adjustments of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.
     Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at August 31, 2008.
     For the three months ended August 31, 2008, the ratio of earnings to fixed charges was 1.40. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.
     At August 31, 2008, we had no off-balance sheet obligations.

     Our capital expenditures for the three months ended August 31, 2008 were as follows:

	Three Months Ended	% of Total Capital
	August 31, 2008	Expenditures
	(dollar amounts in thousands)
U.S. Wireless	$8,706	42.1%
Puerto Rico Wireless	6,730	32.6
Puerto Rico Broadband	5,228	25.3

Total capital expenditures	$20,664	100.0%
Property, plant and equipment, net at August 31, 2008	$573,808
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
     Centennial, its subsidiaries, affiliates and significant stockholders (including Welsh, Carson, Anderson, & Stowe (“Welsh Carson”) and its affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial’s or its subsidiaries’ securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.
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
     On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico, for $15.0 million.
COMMITMENTS AND CONTINGENCIES
     On July 1, 2008, we entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table below. As of August 31, 2008, we have paid approximately $1.1 million in connection with this agreement.

     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2008, 37,613,079 shares remain available for issuance under the shelf.
     On July 7, 2000, the SEC declared effective our universal shelf registration statement, which registered our sale of up to an aggregate of $750.0 million of securities (debt, common stock, preferred stock and warrants). As of August 31, 2008, we have sold $38.5 million of securities under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.
     The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2008 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years
Long-term debt obligations (net of unamortized discount)	$1,925,000	$—	$550,000	$—	$1,375,000
Interest on long-term debt obligations(1)	762,541	160,339	310,234	259,403	32,565
Operating lease obligations	273,471	31,645	52,485	37,040	152,301
Capital lease obligations	241,581	7,888	16,389	17,384	199,920
Purchase obligations	121,081	11,911	23,511	36,069	49,590

Total contractual cash obligations	3,323,674	211,783	952,619	349,896	1,809,376
Sublessor agreements	(3,204)	(1,212)	(1,660)	(329)	(3)

Net	$3,320,470	$210,571	$950,959	$349,567	$1,809,373

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

The liability for income taxes under FIN 48 as of August 31, 2008 of $17,570 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.
SUBSEQUENT EVENTS
     On September 15, 2008, Lehman Brothers Holding Inc. (“LHI”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We are party to a $200.0 million interest rate collar agreement (the “May 2007 CCOC Collar”) with Lehman Brothers Special Financing, Inc. (“LBSF”), a subsidiary of LHI, which expires on December 31, 2008. In addition, we were party to a $250.0 million interest rate swap agreement with LBSF (the “2008 CPROC Swap”) that expired on September 30, 2008. The 2008 CPROC Swap expired per its terms and we entered into a new interest rate collar agreement, effective September 30, 2008 with a different counterparty that expires on June 30, 2009. LHI is a guarantor of both the May 2007 CCOC Collar and the 2008 CPROC Swap. At August 31, 2008, the fair value of the May 2007 CCOC Collar and 2008 CPROC Swap were liabilities of $1.5 million and $1.1 million, respectively.
     In addition, another subsidiary of LHI, Lehman Commercial Paper, Inc. (“LCPI”) is a lender with respect to $17.5 million of our undrawn $150 million revolving credit facility. It is uncertain at this time if LCPI will honor its obligations under the revolving credit facility.
     We do not expect that the Lehman Brothers bankruptcy filing will have a material adverse effect on our liquidity or financial position.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this report that are not historical facts are hereby identified as “forward-looking statements.” Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “predict,” “estimate,” “anticipate,” “project,” “should,” “intend,” “may,” “will” and similar expressions, or by discussion of competitive strengths or strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions and estimates, which are inherently subject to risks and uncertainties.
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
     We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1A of our 2008 Annual Report on Form 10-K filed on July 30, 2008. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.
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
     We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. As of August 31, 2008 we utilize interest rate swap and collar agreements to hedge variable interest rate risk on $750.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.

     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2008:

	Fiscal Year Ended August 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$128	$1,114,735	$1,114,863	$1,149,238
Average fixed Interest rate			10.0%	10.0%	10.0%	9.5%	9.6%	—
Variable rate	$—	$275,000	$275,000	$—	$—	$350,000	$900,000	$898,250
Average variable Interest rate(1)		4.4%	4.6%	4.7%	4.9%	5.1%	4.8%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$489,500							$(1,050)
Average pay rate	7.70%
Average receive rate	7.24%
Interest rate collar:
Notional amount	$260,500							$(1,448)
Cap	5.35 – 5.50%
Floor	4.24 – 4.66%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.
     Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both August 31, 2008 and 2007 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at August 31, 2008 and 2007. Of the variable rate debt, as of August 31, 2008, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through June 2009. These swaps and collars were designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at August 31, 2008, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.1 million.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2008.
     There was no change in our internal control over financial reporting during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In 2001, our previously sold Dominican Republic subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $40.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected by the end of calendar year 2008. In connection with the sale of Centennial Dominicana, we have agreed to indemnify Trilogy International Partners with respect to liabilities arising as a result of the ITI litigation. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
     We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1 — Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2008 for information on risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     Each exhibit identified below is filed as a part of this report.

Exhibit
No.	Description
10.1	Centennial Communications 2008 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 13, 2008).

31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 7, 2008

CENTENNIAL COMMUNICATIONS CORP.
/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President, Chief Financial Officer (Chief Financial Officer)

/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller (Chief Accounting Officer)