Form 10-Q
period 2008-11-30
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2009-01-08
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 0-19603
CENTENNIAL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1242753 (IRS Employer Identification No.)
3349 Route 138
Wall, NJ 07719
(Address of principal executive offices,
including zip code)
(732) 556-2200
(Registrants telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     Common Stock — 108,757,188 outstanding shares as of January 5, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	November 30,	May 31,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,951	$105,161
Accounts receivable, less allowance for doubtful accounts of $6,766 and $7,105, respectively	103,027	93,998
Inventory — phones and accessories, net	73,279	43,242
Prepaid expenses and other current assets	31,915	33,298

Total Current Assets	349,172	275,699
Property, plant and equipment, net	564,932	578,533
Debt issuance costs, less accumulated amortization of $34,887 and $30,939, respectively	30,660	34,608
Restricted cash	6,808	6,466
U.S. wireless licenses	402,395	402,393
Puerto Rico wireless licenses	54,159	54,159
Goodwill	10,989	4,187
Customer lists, net	5,049	9,449
Cable facility, net	3,130	3,250
Other assets	5,143	6,721

TOTAL ASSETS	$1,432,437	$1,375,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,068	25,447
Accrued expenses and other current liabilities	204,648	193,527
Payable to affiliates	75	75

Total Current Liabilities	247,791	219,049
Long-term debt	2,015,476	2,010,647
Deferred income taxes	159,815	151,408
Other liabilities	30,810	33,950
Minority interest in subsidiaries	955	4,898
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 108,436,492 and 107,892,406 shares, respectively; and outstanding 108,365,989 and 107,821,903 shares, respectively	1,085	1,079
Additional paid-in capital	45,348	36,787
Accumulated deficit	(1,067,351)	(1,078,130)
Accumulated other comprehensive loss	(415)	(3,146)

	(1,021,333)	(1,043,410)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(1,022,410)	(1,044,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,432,437	$1,375,465

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007
REVENUE:
Service revenue	$247,251	$230,737	$496,254	$465,096
Equipment sales	14,641	12,831	30,851	26,442

	261,892	243,568	527,105	491,538

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	51,241	44,367	101,917	90,941
Cost of equipment sold	40,843	30,262	82,992	61,784
Sales and marketing	28,649	26,728	54,518	52,314
General and administrative	54,856	52,559	102,952	99,865
Depreciation and amortization	35,109	34,255	70,653	67,611
Loss on disposition of assets	81	1,262	34	1,611

	210,779	189,433	413,066	374,126

Operating income	51,113	54,135	114,039	117,412

Interest expense, net	(44,548)	(47,809)	(89,428)	(96,393)
Income from continuing operations before income tax expense and minority interest in income of subsidiaries	6,565	6,326	24,611	21,019
Income tax expense	(2,691)	(4,707)	(12,747)	(12,968)

Income from continuing operations before minority interest in income of subsidiaries	3,874	1,619	11,864	8,051
Minority interest in income of subsidiaries	(130)	(169)	(297)	(321)

Income from continuing operations	3,744	1,450	11,567	7,730
Net loss from discontinued operations	(451)	(525)	(788)	(1,039)

Net income	$3,293	$925	$10,779	$6,691

Earnings per share:
Basic
Earnings per share from continuing operations	$0.03	$0.01	$0.11	$0.07
Loss per share from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net income per share	$0.03	$0.01	$0.10	$0.06

Diluted
Earnings per share from continuing operations	$0.03	$0.01	$0.11	$0.07
Loss per share from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net income per share	$0.03	$0.01	$0.10	$0.06

Weighted-average number of shares outstanding:
Basic	108,307	107,556	108,172	107,526

Diluted	109,900	110,725	110,050	110,585

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$10,779	$6,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,653	67,611
Stock-based compensation	6,204	6,436
Excess tax benefits from stock-based compensation	(133)	(1,107)
Minority interest in income of subsidiaries	297	321
Distributions paid to minority interest	(4,240)	—
Loss on disposition of assets	34	2,650
Changes in assets and liabilities	2,015	(2,502)

Net cash provided by operating activities	85,609	80,100

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	40	81
Payment for acquisition, net of cash acquired	—	(12,519)
Payments for purchase of wireless spectrum	(2)	(3,603)
Capital expenditures	(50,255)	(45,422)

Net cash used in investing activities	(50,217)	(61,463)

FINANCING ACTIVITIES:
Repayment of debt	(1,428)	(45,944)
Proceeds from the exercise of stock options	1,693	4,114
Proceeds from issuance of common stock under employee stock purchase plan	—	296
Excess tax benefits from stock-based compensation	133	1,107

Net cash provided by (used in) financing activities	398	(40,427)

Net increase (decrease) in cash and cash equivalents	35,790	(21,790)
Cash and cash equivalents, beginning of period	105,161	94,740

Cash and cash equivalents, end of period	$140,951	$72,950

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$85,184	$95,804

Income taxes	$1,527	$6,109

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$4,397	$3,004

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2008 Annual Report on Form 10-K, filed on July 30, 2008, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of November 30, 2008 and the results of its consolidated operations and consolidated cash flows for the three and six-month periods ended November 30, 2008 and 2007.
     On November 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc., a Delaware corporation (“AT&T”) and Independence Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).
     Completion of the Merger is not subject to a financing condition, but is subject to (i) approval of the Merger by the Company’s stockholders, (ii) conditions relating to approval by the Federal Communications Commission (“FCC”), (iii) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), and (iv) other customary conditions to closing. The Company anticipates that the Merger will be completed by the end of the second quarter of calendar year 2009, assuming satisfaction or waiver of all of the conditions to the Merger.
     On December 16, 2008, the FCC released a public notice of the Company’s and AT&T’s applications seeking FCC approval of the Merger. In such public notice, the FCC set January 15, 2009 as the deadline for petitions to deny and/or condition the Merger or comments in opposition to or in support of the Merger. Oppositions to any petitions to deny or responses to any comments that are filed are due on January 26, 2009, and replies to such oppositions or responses are due on February 2, 2009. FCC review of transfers of control such as this operates under an internal guideline under which action on transfer of control applications would be taken within 180 days after its public notice, which is June 14, 2009 for the applications filed by Centennial and AT&T, although no law or regulation requires the FCC to complete its action within that time period and FCC review has extended beyond this period for other applications involving transactions of a similar or even smaller size.
     On December 22, 2008, the Company and AT&T received requests for additional information from the Antitrust Division of the U.S. Department of Justice (the “DOJ”), regarding the proposed Merger. The information requests, also known as a “second request,” were issued under the HSR Act and will extend the waiting period imposed by the HSR Act until 30 days after the Company and AT&T have substantially complied with the second requests, unless that period is voluntarily extended by the parties or terminated sooner by the DOJ. The second request issued to Centennial seeks information relating to its wireline operations in Puerto Rico and its wireless operations in certain portions of Louisiana, Mississippi, Puerto Rico and the U.S. Virgin Islands.
     Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Company Common Stock”), other than those shares held in the treasury of the Company and those shares with respect to which appraisal rights are properly exercised under the Delaware General Corporation Law, will be converted into and thereafter represent the right to receive $8.50 in cash, without interest. Each outstanding option to acquire Company Common Stock will be cancelled at the effective time of the Merger, and the option holder will receive a cash payment, without interest, equal to the number of shares of Company Common Stock subject to the option multiplied by the excess (if any) of $8.50 over the exercise price per share of the option.
     The Merger Agreement contains certain termination rights for each of the Company and AT&T. Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to make a termination payment to AT&T comprised of a termination fee of $28.5 million and reimbursement of out-of-pocket fees and expenses not exceeding $7.0 million. In addition, upon termination of the Merger Agreement under certain circumstances, an existing roaming agreement between AT&T Mobility LLC and Centennial Cellular Operating Co. LLC will be amended to extend its term and effectuate certain rate changes for the benefit of the Company.
     The respective Boards of Directors of the Company, AT&T and Merger Sub have approved the Merger Agreement. Contemporaneously with the execution of the Merger Agreement, on November 7, 2008, AT&T, the Company and Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS”) entered into a Voting Agreement (the “Voting Agreement”) pursuant to which WCAS has agreed, among other things, to vote its shares of Company Common Stock representing approximately 18% of the Company’s outstanding common stock in favor of the Merger. The Voting Agreement will terminate upon the earlier of the effective time of the Merger, the termination of the Merger Agreement and the effectiveness of any amendment to the Merger Agreement that would reduce the amount or change the form of the merger consideration or extend the termination date.
NOTE 2. OTHER INTANGIBLE ASSETS AND GOODWILL
     Other Intangible Assets
     The following table presents the intangible assets not subject to amortization:

			Impairment
	As of	Assets	Loss	As of
	June 1, 2008	Acquired	Recognized	November 30, 2008
U.S. wireless licenses	$402,393	$2	$—	$402,395
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$456,552	$2	$—	$456,554

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
     The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses, in accordance with a September 29, 2004 SEC Staff Announcement “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.
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
     The following table presents other intangible assets subject to amortization:

		As of November 30, 2008		As of May 31, 2008
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Cable facility	25 years	6,000	2,870	6,000	2,750

Customer lists	10 years	6,500	1,451	10,295	846

     Other intangible assets amortization expense was $363 and $725 for the three and six months ended November 30, 2008, respectively. Based solely on the finite lived intangible assets existing at November 30, 2008, amortization expense is estimated to be $445 for the remainder of fiscal 2009 and $890 per fiscal year for each of the next five fiscal years.
     Goodwill
     The amount of goodwill relates to the Puerto Rico broadband segment and was $10,989 and $4,187 at November 30, 2008 and May 31, 2008, respectively. See Note 7 for details related to the decrease in customer lists and increase in goodwill at November 30, 2008.
NOTE 3. DEBT
     Long-term debt consisted of the following:

	As of	As of
	November 30, 2008	May 31, 2008
Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $2,038 and $2,287, respectively	347,962	347,713
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
Capital Lease Obligations	80,972	76,146
Financing Obligation — Tower Sale	11,542	11,788

Total Long-Term Debt	2,015,476	2,010,647
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,015,476	$2,010,647

     Senior Secured Credit Facility
     On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Co., LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into the $750,000 Senior Secured Credit Facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility.
     The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, of which $550,000 remains outstanding at November 30, 2008. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000; however, $2,500 of this commitment is from a subsidiary of Lehman Brothers Holdings Inc (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, the Company believes it is unlikely that this $2,500 commitment will be honored by Lehman Brothers. Accordingly, the Company’s useable commitments under the six-year revolving credit facility are likely $147,500. The Company does not expect this change to have a material impact on its liquidity or consolidated financial statements. At November 30, 2008, the Company had not borrowed any amounts under the revolving credit facility.
     On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 3.58% as of November 30, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
     High-Yield Notes
     On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (3.88% as of November 30, 2008) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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

     Derivative Financial Instruments
     The Company, either directly or through one of its wholly-owned subsidiaries, CCOC or CPROC, uses financial derivatives as part of its overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company’s derivative transactions are entered into for non-trading purposes. The Company’s derivative financial instruments effective or entered into in the second quarter of fiscal 2009 consist of the following:

			All-In	Collar	Collar
			Swap	Fixed	Fixed
	Variable Interest		Fixed	Interest	Interest
	Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date
May 2007 CCOC Collar	Senior Secured Credit Facility	$200,000	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200,000	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Swap	Senior Secured Credit Facility	$250,000	6.45%	—	—	9/18/2007	3/31/2008	9/30/2008
2008 CPROC Collar	Senior Secured Credit Facility	$250,000	—	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
June 2008 CPROC Swap	Senior Secured Credit Facility	$35,500	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CPROC Collar	Senior Secured Credit Facility	$35,500	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
June 2008 CCOC Swap	Senior Secured Credit Facility	$25,000	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25,000	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
May 2008 CCOC Swap	Senior Secured Credit Facility	$39,500	4.54%	—	—	5/23/2008	5/31/2008	11/30/2008
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39,500	—	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	8.60%	—	—	5/23/2008	7/1/2008	4/1/2009
     As previously noted, on September 15, 2008, Lehman Brothers filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company is party to a $200,000 interest rate collar agreement (the “May 2007 CCOC Collar”) with Lehman Brothers Special Financing, Inc. (“LBSF”), a subsidiary of Lehman Brothers, which expires on December 31, 2008. In addition, the Company was party to a $250,000 interest rate swap agreement with LBSF (the “2008 CPROC Swap”) that expired on September 30, 2008 in accordance with its terms.
     The fair values of the May 2007 CCOC Collar and 2008 CPROC Swap were liabilities of approximately $2,500 as of September 15, 2008. As of that date, the liability balance was reclassified from other (noncurrent) liabilities to accrued expenses and other current liabilities in the condensed consolidated balance sheet. The fair value, net of tax, of the May 2007 CCOC Collar and 2008 CPROC Swap will be amortized prospectively on a level yield basis from accumulated other comprehensive loss into interest income over the remaining life of the original hedge relationship. As of November 30, 2008, no material amounts remained in accumulated other comprehensive loss or accrued expenses related to the fair value of these hedges.
     At November 30, 2008, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.
     At November 30, 2008, the fair value of the swaps and collars was a liability of $634, which is included in other liabilities in the condensed consolidated balance sheets. For the six months ended November 30, 2008, the Company recorded $2,731, net of tax, to accumulated other comprehensive income attributable to the change in the fair value of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized. See Note 6 for a discussion of the framework the Company uses for determining fair value of its derivative instruments.
     Under certain of the agreements relating to long-term debt, the Company is required to maintain certain financial and operating covenants, and is limited in its ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, the Company is prohibited from paying cash dividends on its common stock under certain of such agreements. The Company is not aware of any instances of noncompliance of financial covenants.

     The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at November 30, 2008 are summarized as follows:

November 30, 2009	$—
November 30, 2010	274,546
November 30, 2011	274,989
November 30, 2012	215
November 30, 2013	500,548
November 30, 2014 and thereafter	967,216

2,017,514
Less: unamortized discount	(2,038)

$2,015,476

     Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense was $44,899 and $90,257 for the three and six months ended November 30, 2008, respectively, and approximately $48,874 and $98,614 for the three and six months ended November 30, 2007, respectively.
NOTE 4. TAXES
     In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the quarter ended November 30, 2008 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 39.1%.
     The Company’s effective tax rate of 39.1% is primarily due to U.S. federal taxes and state taxes net of federal tax benefit. The Company’s effective tax rate also reflects its expectation that it will claim a foreign tax credit in the U.S. for the entire amount of foreign taxes the Company pays. The Company’s effective tax rate for the six months ended November 30, 2008 was also affected by a one-time decrease in deferred tax assets in the amount of $2,834 as a result of the Company claiming a foreign tax credit in the U.S rather than a tax deduction for Puerto Rico taxes paid.
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
     Tax positions are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves in accordance with FIN 48. Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $4,620 within the next 12 months from $14,851 to $10,231. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.
NOTE 5. DISCONTINUED OPERATIONS
     On March 13, 2007, the Company sold its wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. The net loss from discontinued operations for the three months ended November 30, 2008 and 2007 was $451 and $525, respectively, and for the six months ended November 30, 2008 and 2007 was $788 and $1,039, respectively.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This FSP also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is evaluating the impact this standard will have on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company’s fiscal year beginning June 1, 2009. The Company believes that this new pronouncement will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company’s fiscal year beginning June 1, 2009. The Company is evaluating the impact this standard will have on its financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007 (which was June 1, 2008 for the Company). The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:
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
     As of November 30, 2008, the Company’s only assets or liabilities that fell under the scope of SFAS 157 were its liabilities under interest rate hedging agreements (Note 3). The fair values of the interest rate swap/collar agreements were based on prices obtained from financial institutions that develop values based on inputs observable in active markets, including interest rates. Accordingly, the Company’s fair value measurements of its derivative instruments are classified as Level 2 inputs.
     On February 12, 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets including wireless licenses, other intangible assets and other long-lived assets in the determination of impairment under SFAS 142 or SFAS 144. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after November 15, 2008. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The impact of implementing FSP 157-2 and FSP 157-3 is not material to the Company’s financial statements.
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
     Purchase Price Allocation
     The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the consideration paid by the Company to complete the acquisition had initially been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The final allocation of purchase price was based upon certain valuations and other analyses that were completed during the quarter ended November 30, 2008.
     The final purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	1,663
Customer lists	6,500
Deferred tax asset	3,381
Goodwill	6,802

Total Assets Acquired	18,907
Current liabilities assumed	3,419
Deferred tax liability	2,275

Net assets acquired	$13,213

     Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years. See Note 2 for details on how the Company tests goodwill, which is not tax deductible, for impairment.
NOTE 8. COMMITMENTS AND CONTINGENCIES
     Legal Proceedings:
     In 2001, the Company’s previously sold Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owed under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently,

ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $40,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected shortly. In connection with the sale of Centennial Dominicana (see Note 5), the Company has agreed to indemnify Trilogy with respect to liabilities arising as a result of the ITI litigation. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
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
     Other Commitments and Contingencies:
     On July 1, 2008, the Company entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018. As of November 30, 2008 the Company has paid approximately $3,161 in connection with this agreement.
NOTE 9. SEGMENT INFORMATION
     The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before loss from discontinued operations, minority interest in income of subsidiaries, income tax expense, interest expense, net, gain (loss) on disposition of assets, stock-based compensation expense and depreciation and amortization.
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
     Information about the Company’s operations in its three business segments as of, and for the three and six months ended, November 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
U.S. WIRELESS
Service revenue	$118,225	$108,797	$238,474	$218,137
Roaming revenue	15,156	14,233	30,945	32,185
Equipment sales	10,831	9,777	22,600	20,089

Total revenue	144,212	132,807	292,019	270,411
Adjusted operating income	50,305	51,372	108,893	104,511
Total assets	1,868,184	1,808,612	1,868,184	1,808,612
Capital expenditures	8,391	11,767	17,097	18,818
PUERTO RICO WIRELESS
Service revenue	$78,782	$76,281	$156,478	$153,185
Roaming revenue	2,806	1,463	5,500	2,599
Equipment sales	3,809	3,055	8,251	6,353

Total revenue	85,397	80,799	170,229	162,137
Adjusted operating income	23,512	27,195	46,464	55,888
Total assets	290,485	269,432	290,485	269,432
Capital expenditures	11,826	9,285	18,556	16,758
PUERTO RICO BROADBAND
Switched revenue	$13,441	$13,777	$27,376	$27,379
Dedicated revenue	19,381	17,527	38,783	33,801
Other revenue	2,368	1,702	4,698	3,830

Total revenue	35,190	33,006	70,857	65,010
Adjusted operating income	18,156	17,416	37,909	35,621
Total assets	272,694	217,729	272,694	217,729
Capital expenditures	9,374	4,374	14,602	9,846
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(2,907)	$(3,044)	$(6,000)	$(6,020)
Total assets(2)	(998,926)	(952,588)	(998,926)	(952,588)
CONSOLIDATED
Total revenue	$261,892	$243,568	$527,105	$491,538
Adjusted operating income	91,973	95,983	193,266	196,020
Total assets	1,432,437	1,343,185	1,432,437	1,343,185
Capital expenditures	29,591	25,426	50,255	45,422

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

     Reconciliation of adjusted operating income to net income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Adjusted operating income	$91,973	$95,983	$193,266	$196,020
Depreciation and amortization	(35,109)	(34,255)	(70,653)	(67,611)
Stock-based compensation expense	(3,334)	(3,381)	(6,204)	(6,436)
Transaction costs	(2,336)	—	(2,336)	—
Litigation settlement expense	—	(2,950)	—	(2,950)
Loss on disposition of assets	(81)	(1,262)	(34)	(1,611)

Operating income	51,113	54,135	114,039	117,412
Interest expense, net	(44,548)	(47,809)	(89,428)	(96,393)
Income tax expense	(2,691)	(4,707)	(12,747)	(12,968)
Minority interest in income of subsidiaries	(130)	(169)	(297)	(321)

Income from continuing operations	3,744	1,450	11,567	7,730
Loss from discontinued operations	(451)	(525)	(788)	(1,039)

Net income	$3,293	$925	$10,779	$6,691

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

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of November 30, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,899	$—	$98,052	$—	$—	$140,951
Accounts receivable, net	49,401	—	53,626	—	—	103,027
Inventory — phones and accessories, net	24,838	—	48,441	—	—	73,279
Prepaid expenses and other current assets	14,245	—	17,670	—	—	31,915

Total current assets	131,383	—	217,789	—	—	349,172
Property, plant & equipment, net	252,839	—	312,093	—	—	564,932
Debt issuance costs, net	11,018	—	19,642	—	—	30,660
Restricted Cash	6,808	—	—	—	—	6,808
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	10,989	—	—	—	—	10,989
Investment in subsidiaries	—	970,316	562,774	(727,323)	(805,767)	—
Other assets	11,380	—	1,942	—	—	13,322

Total	$424,417	$970,316	$1,570,794	$(727,323)	$(805,767)	$1,432,437

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13,582	$—	$29,486	$—	$—	$43,068
Accrued expenses and other current liabilities	139,374	—	65,274	—	—	204,648
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	152,956	—	94,835	—	—	247,791
Long-term debt	794,257	591,395	81,862	547,962	—	2,015,476
Deferred income taxes	9,845	—	149,970	—	—	159,815
Other liabilities	6,977	—	23,833	—	—	30,810
Intercompany	20,886	1,087,347	1,074,600	(253,351)	(1,929,482)	—
Minority interest in subsidiaries	—	—	955	—	—	955
Redeemable preferred stock	625,138	—	—	—	(625,138)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,085	—	1,085
Additional paid-in capital	(818,490)	—	818,490	45,348	—	45,348
Accumulated (deficit) equity	(366,690)	(708,263)	(673,900)	(1,067,351)	1,748,853	(1,067,351)
Accumulated other comprehensive loss	(462)	(163)	149	61	—	(415)

	(1,185,642)	(708,426)	144,739	(1,020,857)	1,748,853	(1,021,333)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,185,642)	(708,426)	144,739	(1,021,934)	1,748,853	(1,022,410)

Total	$424,417	$970,316	$1,570,794	$(727,323)	$(805,767)	$1,432,437

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended November 30, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$110,759	$—	$154,040	$—	$(2,907)	$261,892

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	23,127	—	30,853	—	(2,739)	51,241
Cost of equipment sold	16,415	—	24,428	—	—	40,843
Sales and marketing	10,566	—	18,083	—	—	28,649
General and administrative	27,066	—	27,958	—	(168)	54,856
Depreciation and amortization	16,978	—	18,131	—	—	35,109
Loss (gain) on disposition of assets	88	—	(7)	—	—	81

	94,240	—	119,446	—	(2,907)	210,779

Operating income	16,519	—	34,594	—	—	51,113

Income (loss) from investments in subsidiaries	—	3,293	(11,782)	3,293	5,196	—
Interest expense, net	(25,418)	(11,852)	(3,250)	(13,328)	9,300	(44,548)
Intercompany interest allocation	—	11,852	(15,880)	13,328	(9,300)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(8,899)	3,293	3,682	3,293	5,196	6,565
Income tax (expense) benefit	(2,883)	—	192	—	—	(2,691)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(11,782)	3,293	3,874	3,293	5,196	3,874
Minority interest in income of subsidiaries	—	—	(130)	—	—	(130)

(Loss) income from continuing operations	(11,782)	3,293	3,744	3,293	5,196	3,744
Net loss from discontinued operations	—	—	(451)	—	—	(451)

Net (loss) income	$(11,782)	$3,293	$3,293	$3,293	$5,196	$3,293

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$221,255	$—	$311,850	$—	$(6,000)	$527,105

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	45,728	—	61,853	—	(5,664)	101,917
Cost of equipment sold	32,885	—	50,107	—	—	82,992
Sales and marketing	22,047	—	32,471	—	—	54,518
General and administrative	49,876	—	53,412	—	(336)	102,952
Depreciation and amortization	34,627	—	36,026	—	—	70,653
Loss (gain) on disposition of assets	100	—	(66)	—	—	34

	185,263	—	233,803	—	(6,000)	413,066

Operating income	35,992	—	78,047	—	—	114,039

Income (loss) from investments in subsidiaries	—	10,779	(23,769)	10,779	2,211	—
Interest expense, net	(51,156)	(23,295)	(7,511)	(26,066)	18,600	(89,428)
Intercompany interest allocation	—	23,295	(30,761)	26,066	(18,600)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(15,164)	10,779	16,006	10,779	2,211	24,611
Income tax expense	(8,605)	—	(4,142)	—	—	(12,747)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(23,769)	10,779	11,864	10,779	2,211	11,864
Minority interest in income of subsidiaries	—	—	(297)	—	—	(297)

(Loss) income from continuing operations	(23,769)	10,779	11,567	10,779	2,211	11,567
Net loss from discontinued operations	—	—	(788)	—	—	(788)

Net (loss) income	$(23,769)	$10,779	$10,779	$10,779	$2,211	$10,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	(23,769)	10,779	10,779	10,779	2,211	10,779
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,627	—	36,026	—	—	70,653
Stock-based compensation expense	3,182	—	3,022	—	—	6,204
Excess tax benefit from stock-based compensation	—	—	(133)	—	—	(133)
Minority interest in income of subsidiaries	—	—	297	—	—	297
Distributions paid to minority interest	—	—	(4,240)	—	—	(4,240)
Equity in undistributed earnings (loss) of subsidiaries	—	10,779	(23,769)	10,779	2,211	—
Loss (gain) on disposition of assets	100	—	(66)	—	—	34
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	19,276	(4,209)	5,031	(32,261)	14,178	2,015

NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES	33,416	17,349	26,947	(10,703)	18,600	85,609

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	40	—	—	—	40
Payments for purchase of wireless spectrum	—	(2)	—	—	—	(2)
Capital expenditures	(33,031)	(17,224)	—	—	—	(50,255)

NET CASH USED IN INVESTING ACTIVITIES	(33,031)	(17,186)	—	—	—	(50,217)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(1,428)	—	—	(1,428)
Proceeds from the exercise of employee stock options	—	—	—	1,693	—	1,693
Excess tax benefit from stock-based compensation	—	—	—	133	—	133
Cash received from (paid to) affiliates	5,884	(163)	4,002	8,877	(18,600)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,884	(163)	2,574	10,703	(18,600)	398

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,269	—	29,521	—	—	35,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,630	—	68,531	—	—	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	42,899	—	98,052	—	—	140,951

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$36,630	$—	$68,531	$—	$—	$105,161
Accounts receivable, net	44,768	—	49,230	—	—	93,998
Inventory — phones and accessories, net	19,633	—	23,609	—	—	43,242
Prepaid expenses and other current assets	15,251	—	18,047	—	—	33,298

Total current assets	116,282	—	159,417	—	—	275,699
Property, plant & equipment, net	253,509	—	325,024	—	—	578,533
Debt issuance costs, net	12,444	—	22,164	—	—	34,608
Restricted cash	6,466	—	—	—	—	6,466
U.S. wireless licenses	—	—	402,393	—	—	402,393
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	959,537	586,543	(738,102)	(807,978)	—
Other assets	17,521	—	1,899	—	—	19,420

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,332	$—	$10,115	$—	$—	$25,447
Accrued expenses and other current liabilities	121,555	—	71,972	—	—	193,527
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	136,887	—	82,162	—	—	219,049
Long-term debt	793,161	591,395	78,378	547,713	—	2,010,647
Deferred income taxes	1,478	—	149,930	—	—	151,408
Other liabilities	8,111	—	25,839	—	—	33,950
Intercompany	26,770	1,087,184	1,078,602	(244,474)	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,898	—	—	4,898
Redeemable preferred stock	606,538	—	—	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,079	—	1,079
Additional paid-in capital	(818,497)	—	818,497	36,787	—	36,787
Accumulated (deficit) equity	(342,921)	(719,042)	(684,679)	(1,078,130)	1,746,642	(1,078,130)
Accumulated other comprehensive loss	(1,118)	—	(2,028)	—	—	(3,146)

	(1,162,536)	(719,042)	131,790	(1,040,264)	1,746,642	(1,043,410)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders (deficit) equity	(1,162,536)	(719,042)	131,790	(1,041,341)	1,746,642	(1,044,487)

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$104,620	$—	$111,095	$—	$27,853	$243,568

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	21,417	—	27,890	—	(4,940)	44,367
Cost of equipment sold	9,291	—	20,971	—	—	30,262
Sales and marketing	10,834	—	15,894	—	—	26,728
General and administrative	26,050	—	(6,284)	—	32,793	52,559
Depreciation and amortization	17,092	—	17,163	—	—	34,255
Loss on disposition of assets	155	—	1,107	—	—	1,262

	84,839	—	76,741	—	27,853	189,433

Operating income	19,781	—	34,354	—	—	54,135

Income (loss) from investments in subsidiaries	—	925	(5,458)	925	3,608	—
Interest expense, net	(26,008)	(42,460)	20,282	377	—	(47,809)
Intercompany interest allocation	—	42,460	(42,083)	(377)	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(6,227)	925	7,095	925	3,608	6,326
Income tax benefit (expense)	769	—	(5,476)	—	—	(4,707)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(5,458)	925	1,619	925	3,608	1,619
Minority interest in income of subsidiaries	—	—	(169)	—	—	(169)

Loss (income) from continuing operations	(5,458)	925	1,450	925	3,608	1,450
Net loss from discontinued operations	—	—	(525)	—	—	(525)

Net (loss) income	$(5,458)	$925	$925	$925	$3,608	$925

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Six Months Ended November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$207,785	$—	$289,773	$—	$(6,020)	$491,538

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	40,224	—	56,401	—	(5,684)	90,941
Cost of equipment sold	17,533	—	44,251	—	—	61,784
Sales and marketing	21,293	—	31,021	—	—	52,314
General and administrative	49,972	—	50,229	—	(336)	99,865
Depreciation and amortization	33,478	—	34,133	—	—	67,611
Loss on disposition of assets	593	—	1,018	—	—	1,611

	163,093	—	217,053	—	(6,020)	374,126

Operating income	44,692	—	72,720	—	—	117,412

Income (loss) from investments in subsidiaries	—	6,691	(6,597)	6,691	(6,785)	—
Interest expense, net	(52,169)	(28,014)	(1,434)	(14,776)	—	(96,393)
Intercompany interest allocation	—	28,014	(42,790)	14,776	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(7,477)	6,691	21,899	6,691	(6,785)	21,019
Income tax benefit (expense)	880	—	(13,848)	—	—	(12,968)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(6,597)	6,691	8,051	6,691	(6,785)	8,051
Minority interest in income of subsidiaries	—	—	(321)	—	—	(321)

Loss (income) from continuing operations	(6,597)	6,691	7,730	6,691	(6,785)	7,730
Net loss from discontinued operations	—	—	(1,039)	—	—	(1,039)

Net (loss) income	$(6,597)	$6,691	$6,691	$6,691	$(6,785)	$6,691

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Six Months Ended November 30, 2007

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(6,597)	$6,691	$6,691	$6,691	$(6,785)	$6,691
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,478	—	34,133	—	—	67,611
Stock-based compensation expense	3,322	—	3,114	—	—	6,436
Excess tax benefit from stock-based compensation	—	—	(1,107)	—	—	(1,107)
Minority interest in income of subsidiaries	—	—	321	—	—	321
Equity in undistributed earnings (loss) of subsidiaries	—	6,691	(6,597)	6,691	(6,785)	—
Loss on disposition of assets	593	—	2,057	—	—	2,650
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	17,162	99,380	(131,723)	(28,791)	41,470	(2,502)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,958	112,762	(93,111)	(15,409)	27,900	80,100

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	72	9	—	—	—	81
Payment for acquisition	(12,519)	—	—	—	—	(12,519)
Payments for purchase of wireless spectrum	—	(3,603)	—	—	—	(3,603)
Capital expenditures	(26,604)	(18,818)	—	—	—	(45,422)

NET CASH USED IN INVESTING ACTIVITIES	(39,051)	(22,412)	—	—	—	(61,463)

FINANCING ACTIVITIES:
Repayment of debt	—	(45,000)	(944)	—	—	(45,944)
Proceeds from the exercise of employee stock options	—	—	—	4,114	—	4,114
Excess tax benefit from stock-based compensation	—	—	—	1,107	—	1,107
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash (paid to) received from affiliates	(5,949)	(45,350)	69,307	9,892	(27,900)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,949)	(90,350)	68,363	15,409	(27,900)	(40,427)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,958	—	(24,748)	—	—	(21,790)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,115	$—	$38,835	$—	$—	$72,950

NOTE 11. SUBSEQUENT EVENTS
     On December 16, 2008, the FCC released a public notice of the Company’s and AT&T’s applications seeking FCC approval of the Merger. In such public notice, the FCC set January 15, 2009 as the deadline for petitions to deny and/or condition the Merger or comments in opposition to or in support of the Merger. Oppositions to any petitions to deny or responses to any comments that are filed are due on January 26, 2009, and replies to such oppositions or responses are due on February 2, 2009. FCC review of transfers of control such as this operates under an internal guideline under which action on transfer of control applications would be taken within 180 days after its public notice, which is June 14, 2009 for the applications filed by Centennial and AT&T, although no law or regulation requires the FCC to complete its action within that time period and FCC review has extended beyond this period for other applications involving transactions of a similar or even smaller size.
     On December 22, 2008, the Company and AT&T received requests for additional information from the Antitrust Division of the U.S. Department of Justice (the “DOJ”), regarding the proposed Merger. The information requests, also known as a “second request,” were issued under the HSR Act and will extend the waiting period imposed by the HSR Act until 30 days after the Company and AT&T have substantially complied with the second requests, unless that period is voluntarily extended by the parties or terminated sooner by the DOJ. The second request issued to Centennial seeks information relating to its wireline operations in Puerto Rico and its wireless operations in certain portions of Louisiana, Mississippi, Puerto Rico and the U.S. Virgin Islands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
     Company Overview
     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 663,000 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.
     On November 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc., a Delaware corporation (“AT&T”) and Independence Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of AT&T (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of AT&T (the “Merger”).
     Completion of the Merger is not subject to a financing condition, but is subject to approval of the Merger by the Company’s stockholders, conditions relating to approval by the Federal Communications Commission (“FCC”), (iii) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), and other customary conditions to closing. We anticipate that the Merger will be completed by the end of the second quarter of calendar year 2009, assuming satisfaction or waiver of all of the conditions to the Merger.
     On December 16, 2008, the FCC released a public notice of the Company’s and AT&T’s applications seeking FCC approval of the Merger. In such public notice, the FCC set January 15, 2009 as the deadline for petitions to deny and/or condition the Merger or comments in opposition to or in support of the Merger. Oppositions to any petitions to deny or responses to any comments that are filed are due on January 26, 2009, and replies to such oppositions or responses are due on February 2, 2009. FCC review of transfers of control such as this operates under an internal guideline under which action on transfer of control applications would be taken within 180 days after its public notice, which is June 14, 2009 for the applications filed by Centennial and AT&T, although no law or regulation requires the FCC to complete its action within that time period and FCC review has extended beyond this period for other applications involving transactions of a similar or even smaller size.
     On December 22, 2008, the Company and AT&T received requests for additional information from the Antitrust Division of the U.S. Department of Justice (the “DOJ”), regarding the proposed Merger. The information requests, also known as a “second request,” were issued under the HSR Act and will extend the waiting period imposed by the HSR Act until 30 days after the Company and AT&T have substantially complied with the second requests, unless that period is voluntarily extended by the parties or terminated sooner by the DOJ. The second request issued to Centennial seeks information relating to its wireline operations in Puerto Rico and its wireless operations in certain portions of Louisiana, Mississippi, Puerto Rico and the U.S. Virgin Islands.
     Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (the “Company Common Stock”), other than those shares held in our treasury and those shares with respect to which appraisal rights are properly exercised under the Delaware General Corporation Law, will be converted into and thereafter represent the right to receive $8.50 in cash, without interest. Each outstanding option to acquire Company Common Stock will be cancelled at the effective time of the Merger, and the option holder will receive a cash payment, without interest, equal to the number of shares of Company Common Stock subject to the option multiplied by the excess (if any) of $8.50 over the exercise price per share of the option.
     The Merger Agreement contains certain termination rights for each of Centennial and AT&T. Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to make a termination payment to AT&T comprised of a termination fee of $28.5 million and reimbursement of out-of-pocket fees and expenses not exceeding $7.0 million. In addition, upon termination of the Merger Agreement under certain circumstances, an existing roaming agreement between AT&T Mobility LLC and Centennial Cellular Operating Co. LLC will be amended to extend its term and effectuate certain rate changes for the benefit of the Company.
     The respective Boards of Directors of Centennial, AT&T and Merger Sub have approved the Merger Agreement. Contemporaneously with the execution of the Merger Agreement, on November 7, 2008, AT&T, the Company and Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS”) entered into a Voting Agreement (the “Voting Agreement”) pursuant to which WCAS has agreed, among other things, to vote its shares of Company Common Stock representing approximately 18% of the Company’s outstanding common stock in favor of the Merger. The Voting Agreement will terminate upon the earlier of the effective time of the Merger, the termination of the Merger Agreement and the effectiveness of any amendment to the Merger Agreement that would reduce the amount or change the form of the merger consideration or extend the termination date.
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
     We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and six months ended November 30, 2008, approximately 87% of our postpaid wireless sales in the United States and Puerto Rico were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.
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
     Net additions— wireless subscribers represents the number of subscribers we were able to add to our service during the period after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.
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
     Roaming revenue represents the amount of revenue we receive from other wireless carriers for providing service to their subscribers who “roam” into our markets and use our systems to carry their calls. The per minute rate paid to us is established by an agreement between the roamer’s wireless provider and us. The amount of roaming revenue we generate is often dependent upon usage patterns of our roaming partners’ subscribers and the rate plan mix and technology mix of our roaming partners. We closely monitor trends in roaming revenues because usage patterns by our roaming partners’ subscribers can be difficult to predict.
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
     We test our wireless licenses for impairment annually, and more frequently if indications of impairment exist. We use a direct value approach in performing our annual impairment test on our wireless licenses, in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission (“SEC”), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.
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
     We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the six months ended November 30, 2008 and 2007, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.
     In the process of implementing SFAS 123(R), we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the six months ended November 30, 2008, we utilized an expected volatility with a range of 62.11%-63.53% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the six months ended November 30,

2008 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
RESULTS OF OPERATIONS
U.S. Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$118,225	$108,797	$9,428	9%	$238,474	$218,137	$20,337	9%
Roaming revenue	15,156	14,233	923	6	30,945	32,185	(1,240)	(4)
Equipment sales	10,831	9,777	1,054	11	22,600	20,089	2,511	12

Total revenue	144,212	132,807	11,405	9	292,019	270,411	21,608	8

Costs and expenses:
Cost of services	28,839	25,702	3,137	12	57,605	54,069	3,536	7
Cost of equipment sold	21,620	16,559	5,061	31	43,566	35,338	8,228	23
Sales and marketing	17,812	15,674	2,138	14	31,967	30,638	1,329	4
General and administrative	25,636	23,500	2,136	9	49,988	45,855	4,133	9

Total costs and expenses	93,907	81,435	12,472	15	183,126	165,900	17,226	10

Adjusted operating income(1)	$50,305	$51,372	$(1,067)	(2)%	$108,893	$104,511	$4,382	4%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. U.S. wireless service revenue increased in the three and six months ended November 30, 2008, as compared to the three and six months ended November 30, 2007. The increase was primarily due to higher sales of value-added features (predominantly data services) and rate plans with higher recurring charges as described in the ARPU section below. The increase was also due to an increase in subscribers.
     U.S. wireless roaming revenue increased for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007 due to an increase in data roaming revenue partially offset by a decrease in voice roaming revenue. The decrease in voice roaming revenue was due to a decrease in the average roaming rate per minute partially offset by an increase in roaming MOUs. U.S. wireless roaming revenue decreased for the six months ended November 30, 2008, as compared to the six months ended November 30, 2007. The decrease was primarily due to a decrease in voice roaming revenue due to a decrease in the average roaming rate per minute, partially offset by an increase in roaming MOUs which was partially offset by an increase in data roaming revenue.
     Equipment sales increased during the three and six months ended November 30, 2008 as compared to the same periods last year, due primarily to revenue associated with an increase in new activations as well as revenue associated with our phone insurance program, slightly offset by a reduction in phone pricing intended to attract new customers as well as to encourage existing customers to renew their contracts.
     Our U.S. wireless operations had approximately 661,100 and 650,100 subscribers at November 30, 2008 and 2007, respectively. Postpaid subscribers account for 98% of total U.S. wireless subscribers as of November 30, 2008. During the twelve months ended November 30, 2008, increases in subscribers from new activations of 203,300 were offset by subscriber cancellations of 192,300. The monthly postpaid churn rate was 2.4% and 2.5% for the three and six months ended November 30, 2008, as compared to 2.0% for both the three and six months ended November 30, 2007. The cancellations experienced by our U.S. wireless operations were primarily related to non-payment and competition.
     U.S. wireless ARPU was $73 and $74 for the three and six months ended November 30, 2008, respectively, as compared to $68 and $70 for the same periods last year. The increase in U.S. wireless ARPU was primarily due to an increase in sales of value-added features including data services (such as short message services, multi-media services and downloads) and higher access fees per subscriber due to an increase in the number of subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher monthly recurring charge than older rate plans. Average MOUs per subscriber were 1,084 and 1,095 per month for the three and six months ended November 30, 2008, respectively, as compared to 1,051 and 1,046 for the same periods last year.
     Costs and expenses. Cost of services increased during the three and six months ended November 30, 2008, as compared to the same periods last year, primarily due to an increase in telephone service costs, an increase in expenses related to providing data services and an increase in tower site rent.
     Cost of equipment sold increased for the three and six months ended November 30, 2008, as compared to the same periods last year, primarily due to a higher average cost per phone, a greater number of phones used for customer retention and a greater number of activations.

     Sales and marketing expenses increased for the three and six months ended November 30, 2008, as compared to the same periods last year, primarily due to an increase in advertising and promotional costs.
     General and administrative expenses increased for the three and six months ended November 30, 2008, as compared to the same periods in the prior year, due primarily to an increase in bad debt expense.
Puerto Rico Wireless Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$78,782	$76,281	$2,501	3%	$156,478	$153,185	$3,293	2%
Roaming revenue	2,806	1,463	1,343	92	5,500	2,599	2,901	*
Equipment sales	3,809	3,055	754	25	8,251	6,353	1,898	30

Total revenue	85,397	80,799	4,598	6	170,229	162,137	8,092	5

Costs and expenses:
Cost of services	15,557	12,971	2,586	20	30,323	26,062	4,261	16
Cost of equipment sold	19,024	13,459	5,565	41	38,963	26,137	12,826	49
Sales and marketing	8,768	9,209	(441)	(5)	18,382	18,209	173	1
General and administrative	18,536	17,965	571	3	36,097	35,841	256	1

Total costs and expenses	61,885	53,604	8,281	15	123,765	106,249	17,516	16

Adjusted operating income(1)	$23,512	$27,195	$(3,683)	(14)%	$46,464	$55,888	$(9,424)	(17)%

*	Percentage not meaningful

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Puerto Rico wireless service revenue increased for the three and six months ended November 30, 2008, as compared to the three and six months ended November 30, 2007. The increase primarily relates to a 3% increase in the number of subscribers driven by an increase in EV-DO (evolution, data optimized)-based Instant Internet customers, partially offset by a decrease in traditional voice customers.
     Roaming revenue increased during the three and six months ended November 30, 2008, as compared to the three and six months ended November 30, 2007, primarily due to an increase in our competitors’ customers using data services while roaming on our network.
     Equipment sales increased during the three and six months ended November 30, 2008, as compared to the three and six months ended November 30, 2007, due primarily to revenue associated with phones sold to subscribers renewing service contracts.
     Our Puerto Rico wireless operations had approximately 430,500 subscribers at November 30, 2008, an increase of 3% from subscribers at November 30, 2007. Our postpaid subscribers represented approximately 99% of our total Puerto Rico Wireless subscribers at November 30, 2008. During the twelve months ended November 30, 2008, increases from new activations of 143,300 were offset by subscriber cancellations of 131,000. The monthly postpaid churn rate increased to 2.7% and 2.6% for three and six months ended November 30, 2008, respectively, from 2.6% and 2.4% for the same periods last year. The cancellations experienced by our Puerto Rico wireless operations were primarily due to non-payment and competition.
     Puerto Rico wireless ARPU was $66 for the three and six months ended November 30, 2008, as compared to $65 and $66 for the three and six months ended November 30, 2007, respectively. The increase in ARPU for three months ended November 30, 2008, as compared to the same period last year, was primarily due to higher data service (including EV-DO, short message services, multimedia services and downloads), roaming and equipment revenue per subscriber, partially offset by lower voice access, feature, and usage related revenue per subscriber. Our subscribers used an average of 1,732 and 1,739 MOUs during the three and six months ended November 30, 2008, respectively, compared to 1,758 and 1,741 MOUs during the three and six months ended November 30, 2007, respectively.
     Costs and expenses. Cost of services increased during the three and six months ended November 30, 2008 as compared to the three and six months ended November 30, 2007. The increase was primarily due to increases in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks), telephone service costs, utility costs, property taxes, and tower site rent.
     Cost of equipment sold increased during the three and six months ended November 30, 2008 as compared to the same periods last year. The increase was primarily due to the discontinuation of our loaner phone program as of June 1, 2008. Under the program, in which we retained title to the customer handsets, phones were capitalized and depreciated over 18 months and accordingly not charged to cost of equipment sold. With the discontinuation of this program, we exclusively sell phones to customers and accordingly all phones are charged to cost of equipment sold. For the three and six months ended November 30, 2007, the amount of loaner phones that were capitalized totaled $3,993 and $9,397, respectively. The increase in cost of equipment sold was also due to a higher average cost per phone, partially offset by a lower number of phones used for customer retention as compared to the same periods last year.
     Sales and marketing expenses decreased during the three months ended November 30, 2008 and increased during the six months ended November 30, 2008 , as compared to the same periods last year. The decrease in the three months ended November 30, 2008, as compared to the year ago period, was primarily due to decreases in advertising costs, direct commissions, and agent commissions, partially offset by increases in compensation costs and employee training costs. The increase in the six months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in compensation costs, direct commissions, store related expenses, and employee training costs, partially offset by decreases in agent commissions and advertising costs.
     General and administrative expenses increased during the three and six months ended November 30, 2008, as compared to the same periods last year. The increase in the three months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in compensation costs, bad debt expense, bank fees, professional fees, and office and store related expenses, partially offset by decreases in other taxes and licenses and subscriber billing costs. The increase in the six months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in professional fees, compensation costs, office and store related expenses and bank fees, partially offset by decreases in bad debt expense, subscriber billing costs, and other taxes and licenses.
Puerto Rico Broadband Operations

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(In thousands)
Revenue:
Switched revenue	$13,441	$13,777	$(336)	(2)%	$27,376	$27,379	$(3)	0%
Dedicated revenue	19,381	17,527	1,854	11	38,783	33,801	4,982	15
Other revenue	2,368	1,702	666	39	4,698	3,830	868	23

Total revenue	35,190	33,006	2,184	7	70,857	65,010	5,847	9

Costs and expenses:
Cost of services	9,266	8,278	988	12	19,020	15,877	3,143	20
Cost of equipment sold	199	244	(45)	(18)	464	309	155	50
Sales and marketing	1,902	1,736	166	10	3,836	3,161	675	21
General and administrative	5,667	5,332	335	6	9,628	10,042	(414)	(4)

Total costs and expenses	17,034	15,590	1,444	9	32,948	29,389	3,559	12

Adjusted operating income(1)	$18,156	$17,416	$740	4%	$37,909	$35,621	$2,288	6%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Total Puerto Rico broadband revenue increased for the three and six months ended November 30, 2008, as compared to the three and six months ended November 30, 2007. This increase was primarily due to a 19% increase in total access lines and equivalents to 663,000 at November 30, 2008 from 557,500 at November 30, 2007.
     Switched revenue decreased for the three and six months ended November 30, 2008, as compared to the same periods last year. The decrease was primarily due to a decrease in recurring revenue per line, partially offset by a 15% increase in switched access lines to 98,800 as of November 30, 2008. The increase in switched access lines has primarily come from VoIP (Voice Over Internet Protocol) lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.

     Dedicated revenue increased for the three and six months ended November 30, 2008, as compared to the same periods last year. The increase was primarily the result of a 20% increase in voice grade equivalent dedicated lines to 564,200 as of November 30, 2008, partially offset by a decrease in recurring revenue per line.
     Other revenue increased for the three and six months ended November 30, 2008, as compared to the same periods last year. The increase primarily relates to an increase in inter-carrier compensation revenue.
     Costs and expenses. Cost of services increased during the three and six months ended November 30, 2008, as compared to the same periods last year. The increase in the three and six months ended November 30, 2008, as compared to the year ago periods, were primarily due to increases in utility costs, maintenance contract costs, property taxes, subscriber termination expense, long distance costs, compensation costs, and network costs.
     Sales and marketing expenses increased during the three and six months ended November 30, 2008, as compared to the same periods last year. The increase in the three months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in compensation costs and advertising costs. The increase in the six months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in advertising costs, compensation costs and commissions.
     General and administrative expenses increased during the three months ended November 30, 2008 and decreased during the six months ended November 30, 2008, as compared to the same periods last year. The increase in the three months ended November 30, 2008, as compared to the year ago period, was primarily due to increases in professional fees and bad debt expense. The decrease in the six months ended November 30, 2008, as compared to the year ago period, was primarily due to a decrease in bad debt expense resulting from the recovery of a previously reserved account receivable, partially offset by increases in professional fees and outside legal counsel fees.
LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2008	2007	Change	2008	2007	Change
	(In millions)
Weighted Average Debt Outstanding	$2,013.63	$2,020.26	$(6.63)	$2,012.47	$2,033.62	$(21.15)
Weighted Average Gross Interest Rate(1)	8.9%	9.7%	(0.8)%	9.0%	9.7%	(0.7)%
Weighted Average Gross Interest Rate(2)	8.5%	9.2%	(0.7)%	8.6%	9.3%	(0.7)%
Gross Interest Expense(1)	$44.90	$48.87	$(3.97)	$90.26	$98.61	$(8.36)
Interest Income	$.35	$1.06	$(0.71)	$.83	$2.22	$(1.39)

Net Interest Expense	$44.55	$47.81	$(3.26)	$89.43	$96.39	$(6.96)

(1)	Including amortization of debt issuance costs of $2.0 million and $3.9 million for the three and six months ended November 30, 2008, respectively, and $2.3 million and $4.3 million for the three and six months ended November 30, 2007, respectively.

(2)	Excluding amortization of debt issuance costs of $2.0 million and $3.9 million for the three and six months ended November 30, 2008, respectively, and $2.3 million and $4.3 million for the three and six months ended November 30, 2007, respectively.
     The $3.3 million and $7.0 million decrease in net interest expense for the three and six months ended November 30, 2008, respectively, as compared to the three and six months ended November 30, 2007, resulted from lower weighted average debt as well as lower variable interest rates.
     At November 30, 2008, we had total liquidity of $288.5 million, consisting of cash and cash equivalents totaling $141.0 million and approximately $147.5 million available under our revolving credit facility. Additionally, at November 30, 2008, we had restricted cash of $6.8 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.
     Senior Secured Credit Facility

     On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at November 30, 2008. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million; however, $2.5 million of this commitment is from a subsidiary of Lehman Brothers Holdings Inc (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, we believe it is unlikely that this $2.5 million commitment will be honored by Lehman Brothers. Accordingly, our useable commitments under the six-year revolving credit facility are likely $147.5 million. We do not expect this change to have a material impact on our liquidity or consolidated financial statements. At November 30, 2008, the Company had not borrowed any amounts under the revolving credit facility.
     On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 3.58% as of November 30, 2008) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
     High-Yield Notes
     On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (3.88% as of November 30, 2008) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Our derivative financial instruments effective or entered into in the second quarter of fiscal 2009 consist of the following:

			All-In	Collar	Collar
			Swap	Fixed	Fixed
	Variable Interest		Fixed	Interest	Interest
	Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date
May 2007 CCOC Collar	Senior Secured Credit Facility	$200.0	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Swap	Senior Secured Credit Facility	$250.0	6.45%	—	—	9/18/2007	3/31/2008	9/30/2008
2008 CPROC Collar	Senior Secured Credit Facility	$250.0	—	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
June 2008 CPROC Swap	Senior Secured Credit Facility	$35.5	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CPROC Collar	Senior Secured Credit Facility	$35.5	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
June 2008 CCOC Swap	Senior Secured Credit Facility	$25.0	4.61%	—	—	5/23/2008	6/30/2008	12/31/2008

November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
May 2008 CCOC Swap	Senior Secured Credit Facility	$39.5	4.54%	—	—	5/23/2008	5/31/2008	11/30/2008
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39.5	—	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	8.60%	—	—	5/23/2008	7/1/2008	4/1/2009
     At November 30, 2008, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.
     As previously noted, on September 15, 2008, Lehman Brothers filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We are party to a $200.0 million interest rate collar agreement (the “May 2007 CCOC Collar”) with Lehman Brothers Special Financing, Inc. (“LBSF”), a subsidiary of Lehman Brothers, which expires on December 31, 2008. In addition, we were party to a $250.0 million interest rate swap agreement with LBSF (the “2008 CPROC Swap”) that expired on September 30, 2008 in accordance with its terms.
     The fair values of the May 2007 CCOC Collar and 2008 CPROC Swap were liabilities of approximately $2.5 million as of September 15, 2008. As of that date, the liability balance was reclassified from other (noncurrent) liabilities to accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value, net of tax, of the May 2007 CCOC Collar and 2008 CPROC Swap will be amortized prospectively on a level yield basis from accumulated other comprehensive loss into interest income over the remaining life of the original hedge relationship. As of November 30, 2008 no material amounts remained in Accumulated other comprehensive loss related to these hedges.
     At November 30, 2008, the fair value of our swaps and collars was a liability of approximately $0.6 million, which is included in other liabilities in the condensed consolidated balance sheet. For the six months ended November 30, 2008, we recorded $2.5 million, net of tax, to accumulated other comprehensive income attributable to the change in fair value adjustments of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.
     Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at November 30, 2008.
     For the three and six months ended November 30, 2008, the ratio of earnings to fixed charges was 1.25 and 1.14, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.
     Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During the first six months of fiscal 2009, these factors have not had a material adverse effect on the Company’s financial position, results of operations or liquidity.
     At November 30, 2008, we had no off-balance sheet obligations.
     Our capital expenditures for the three and six months ended November 30, 2008 were as follows:

	Three Months Ended	% of Total Capital	Six Months Ended	% of Total Capital
	November 30, 2008	Expenditures	November 30, 2008	Expenditures
	(Amounts in thousands)
U.S. Wireless	$8,391	28%	$17,097	34%
Puerto Rico Wireless	11,826	40	18,556	37
Puerto Rico Broadband	9,374	32	14,602	29

Total capital expenditures	$29,591	100.0%	$50,255	100.0%

Property, plant and equipment, net at November 30, 2008	$563,422		$563,422

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
     Centennial, its subsidiaries, affiliates and significant stockholders (including Welsh, Carson, Anderson & Stowe (“Welsh Carson”) and its affiliates) may from time to time, depending upon market conditions, seek to purchase certain of Centennial’s or its subsidiaries’ securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.
ACQUISITIONS AND DISPOSITIONS
     The terms and conditions of our Merger Agreement with AT&T limit our ability to make acquisitions. Subject to the Merger Agreement, we may pursue acquisitions of communications businesses that we believe will enhance our scope and scale. Our strategy of clustering our operations in proximate geographic areas enables us to achieve operating and cost efficiencies, as well as joint marketing benefits, and also allows us to offer our subscribers more areas of uninterrupted service as they travel. In addition to expanding our existing clusters, we also may seek to acquire interests in communications businesses in other geographic areas. The consideration for such acquisitions may consist of shares of stock, cash, assumption of liabilities, a combination thereof or other forms of consideration.
     On September 18, 2007, we completed the purchase of Islanet Communications (“Islanet”), a provider of data and voice communications to business and residential customers in Puerto Rico, for $15.0 million.
COMMITMENTS AND CONTINGENCIES
     On July 1, 2008, we entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table below. As of November 30, 2008, we have paid approximately $3.2 million in connection with this agreement.
     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of November 30, 2008, 37,613,079 shares remain available for issuance under the shelf.
     The following table summarizes our scheduled contractual cash obligations and commercial commitments at November 30, 2008 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (net of unamortized discount)	$1,925,000	$—	$550,000	$500,000	$875,000
Interest on long-term debt obligations(1)	674,336	140,182	284,904	238,257	10,993
Operating lease obligations	271,354	31,491	51,299	36,815	151,749
Capital lease obligations	248,055	8,145	16,892	17,950	205,068
Purchase obligations	121,081	11,911	23,511	36,069	49,590

Total contractual cash obligations	3,239,826	191,729	926,606	829,091	1,292,400
Sublessor agreements	(3,204)	(1,212)	(1,660)	(329)	(3)

Net	$3,236,622	$190,517	$924,946	$828,762	$1,292,397

(1)	Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

The liability for income taxes under FIN 48 as of November 30, 2008 of $18,072 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.
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
Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceeding that has been or may be instituted against Centennial and others relating to the Merger Agreement;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the Merger;

•	the failure of the Merger to close for any other reason;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	business uncertainty and contractual restrictions during the pendency of the Merger;

•	the diversion of management’s attention from ongoing business concerns;

•	the effect of the announcement of the Merger on our customer and supplier relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	the timing of the completion of the Merger or the impact of the Merger on our capital resources, cash requirements, profitability, management resources and liquidity;

•	risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives and targets over applicable periods), industry performance and the regulatory environment;

•	the effects of a recession in the United States and general downturn in the economy, including the illiquidity in the debt/capital markets;

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	our ability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and deployment of advanced technologies, including 3G and 4G services;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	our ability to grow our subscriber base at a reasonable cost to acquire;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our ability to successfully integrate any acquired markets or businesses;

•	the effects of higher than anticipated handset subsidy costs;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	the effects of adding new subscribers with lower credit ratings;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	the effects of a decline in the market for our Code Division Multiple Access (“CDMA”) -based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of downturns in the economy, world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures;

•	our need to refinance or amend existing indebtedness prior to its stated maturity;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to attract and retain qualified personnel;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us or our vendors, including litigation relating to wireless billing, using wireless telephones while operating an automobile and litigation relating to infringement of patents;

•	the effects of scientific reports that may demonstrate possible health effects of radio frequency transmission from use of wireless telephones; and

•	the influence on us by our significant stockholder and anti-takeover provisions.
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
     We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. As of November 30, 2008, we utilize interest rate swap and collar agreements to hedge variable interest rate risk on $750.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.

     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of November 30, 2008:

	Fiscal Year Ended November 30,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In thousands)
Long-term debt:
Fixed rate	$—	$(454)	$(11)	$215	$500,548	$617,216	$1,117,514	$1,100,014
Average fixed Interest rate	0.0%	10.0%	10.0%	10.0%	10.1%	9.1%	9.5%	—
Variable rate	$—	$275,000	$275,000	$—	$—	$350,000	$900,000	$875,500
Average variable Interest rate(1)	1.3%	2.6%	3.5%	3.5%	3.6%	3.6%	3.3%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$260,500							$34
Average pay rate	8.37%
Average receive rate	6.22%
Interest rate collar:
Notional amount	$489,500							$(668)
Cap	5.35%
Floor	1.76%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt.
     Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both November 30, 2008 and 2007 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at November 30, 2008 and 2007. Of the variable rate debt, as of November 30, 2008, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through September 2009.These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at November 30, 2008, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.4 million.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2008.
     There was no change in our internal control over financial reporting during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In 2001, our previously sold Dominican Republic subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1.8 million receivable owing under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $40.0 million. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected shortly. In connection with the sale of Centennial Dominicana, we have agreed to indemnify Trilogy International Partners with respect to liabilities arising as a result of the ITI litigation. We do not believe that any damage payments by us would have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
     We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1 — Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2008 for information on risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, except as set forth below.
     There are risks and uncertainties associated with our proposed acquisition by AT&T.
     There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Communications Commission, or to obtain such approvals on the currently proposed terms; or (ii) the failure to satisfy the other conditions for closing set forth in the Merger Agreement. Under certain circumstances, if the merger agreement with AT&T is terminated, we may be required to pay AT&T a termination fee of $28.5 million and reimbursement of out-of-pocket fees and expenses not exceeding $7.0 million.
     The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.
     Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by AT&T.
     The proposed acquisition by AT&T could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:
•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.
     In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition by AT&T, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.
     The effects of a recession in the United States and general downturn in the global economy, including the illiquidity in the credit markets could have a material adverse effect on our business and consolidated results of operations
     The U.S. economy is currently in a recession and may be depressed for the foreseeable future. A continuation of the global economic downturn could adversely affect consumer spending patterns which could result in decreased demand for the products and services we sell, increased price competition, slower adoption of new technologies and an increase in bad debt expense. In addition, the current economic conditions could negatively impact our vendors, suppliers and third-party dealers, which could negatively impact our ability to distribute, market and sell our products and services. Furthermore, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. Due to the lack of access to the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     a) The Company’s annual meeting of stockholders was held on September 25, 2008.
     b) The following persons were elected as directors at the Company’s annual meeting pursuant to the following votes:

	Number of Votes
Directors	For	Withhold
Darren C. Battistoni	101,733,378	37,182
Michael R. Coltrane	101,734,159	36,401
Anthony J. de Nicola	88,291,437	13,479,123
Thomas E. McInerney	89,577,978	12,192,582
John J. Mueller	97,156,803	4,613,757
James P. Pellow	101,258,941	511,619
Raymond A. Ranelli	101,733,478	37,082
Scott N. Schneider	100,293,306	1,477,254
Michael J. Small	101,718,745	51,815
Paul H. Sunu	101,734,159	36,401
J. Stephen Vanderwoude	97,156,803	4,613,757
     c) The stockholders approved a proposal at the annual meeting to approve the Company’s 2008 Stock Option and Restricted Stock Purchase Plan. The following sets forth the number of votes on this proposal:

For	Against	Abstain
46,981,981	43,512,578	10,545
     d) The stockholders approved a proposal at the annual meeting to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending May 31, 2009. The following sets forth the number of votes on this proposal:

For	Against	Abstain
101,647,566	117,102	5,891
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     Each exhibit identified below is filed as a part of this report.

Exhibit
No.		Description
2.1
Agreement and Plan of Merger, dated as of November 7, 2008, by and among Centennial Communications Corp., AT&T Inc. and Independence Merger Sub Inc. (Incorporated by reference to exhibit 2.1 to Centennial Communications Corp.’s Form 8-K filed on November 13, 2008).

10.1
Voting Agreement, dated as of November 7. 2008, by and among AT&T Inc., Centennial Communications Corp. and Welsh, Carson, Anderson & Stowe VIII. L.P. (Incorporated by reference to exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on November 13, 2008).

**	10.2	Form of Amended and Restated Employment Agreement between Centennial Communications Corp. and the named executive officers.

**	10.3	Form of Amended and Restated Change In Control Severance Agreement between Centennial Communications Corp. and the named executive officers.

	31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 8, 2009

CENTENNIAL COMMUNICATIONS CORP.
/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President, Chief Financial Officer (Chief Financial Officer)

/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller (Chief Accounting Officer)