Form 10-Q
period 2009-02-28
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2009-04-07
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
     Common Stock — 110,215,679 outstanding shares as of April 3, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	February 28,	May 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,202	$105,161
Accounts receivable, less allowance for doubtful accounts of $7,065 and $7,105, respectively	101,080	93,998
Inventory — phones and accessories, net	47,910	43,242
Prepaid expenses and other current assets	32,902	33,298

Total Current Assets	341,094	275,699
Property, plant and equipment, net	558,500	578,533
Debt issuance costs, less accumulated amortization of $36,864 and $30,939, respectively	28,683	34,608
Restricted cash	5,228	6,466
U.S. wireless licenses	402,395	402,393
Puerto Rico wireless licenses	54,159	54,159
Goodwill	10,989	4,187
Cable facility, net	3,070	3,250
Customer lists, net	4,972	9,449
Other assets	4,905	6,721

TOTAL ASSETS	$1,413,995	$1,375,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	14,485	25,447
Accrued expenses and other current liabilities	178,183	193,527
Payable to affiliates	—	75

Total Current Liabilities	192,668	219,049
Long-term debt	2,017,886	2,010,647
Deferred income taxes	163,269	151,408
Other liabilities	33,078	33,950
Minority interest in subsidiaries	1,239	4,898
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 110,267,206 and 107,892,406 shares, respectively; and outstanding 110,196,703 and 107,821,903 shares, respectively	1,103	1,079
Additional paid-in capital	55,675	36,787
Accumulated deficit	(1,047,970)	(1,078,130)
Accumulated other comprehensive loss	(1,876)	(3,146)

	(993,068)	(1,043,410)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(994,145)	(1,044,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,413,995	$1,375,465

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
REVENUE:
Service revenue	$247,415	$233,361	$743,669	$698,457
Equipment sales	15,314	17,792	46,165	44,234

	262,729	251,153	789,834	742,691

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	46,383	45,034	148,300	135,975
Cost of equipment sold	37,737	34,047	120,729	95,831
Sales and marketing	24,180	25,503	78,698	77,817
General and administrative	51,595	49,573	154,547	149,438
Depreciation and amortization	32,366	35,262	103,019	102,873
Loss on disposition of assets	422	120	456	1,731

	192,683	189,539	605,749	563,665

Operating income	70,046	61,614	184,085	179,026

Interest expense, net	(42,735)	(47,508)	(132,163)	(143,901)
Income from continuing operations before income tax expense and minority interest in income of subsidiaries	27,311	14,106	51,922	35,125
Income tax expense	(7,508)	(7,302)	(20,255)	(20,270)

Income from continuing operations before minority interest in income of subsidiaries	19,803	6,804	31,667	14,855
Minority interest in income of subsidiaries	(284)	(171)	(581)	(492)

Income from continuing operations	19,519	6,633	31,086	14,363
Net loss from discontinued operations	(138)	(1,218)	(926)	(2,257)

Net income	$19,381	$5,415	$30,160	$12,106

Earnings per share:
Basic
Earnings per share from continuing operations	$0.18	$0.06	$0.29	$0.13
Loss per share from discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)

Net income per share	$0.18	$0.05	$0.28	$0.11

Diluted
Earnings per share from continuing operations	$0.18	$0.06	$0.28	$0.13
Loss per share from discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)

Net income per share	$0.18	$0.05	$0.27	$0.11

Weighted-average number of shares outstanding:
Basic	109,318	107,755	108,550	107,457

Diluted	110,992	109,987	110,360	110,240

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	February 28,	February 29,
	2009	2008
OPERATING ACTIVITIES:
Net income	$30,160	$12,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,019	102,873
Stock-based compensation	9,019	8,548
Excess tax benefits from stock-based compensation	(1,413)	(1,113)
Minority interest in income of subsidiaries	581	492
Distributions paid to minority interest	(4,240)	—
Loss on disposition of assets	456	3,988
Changes in assets and liabilities	(14,754)	(5,000)

Net cash provided by operating activities	122,828	121,894

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	50	91
Payment for acquisition, net of cash acquired	—	(12,519)
Payments for purchase of wireless spectrum	(2)	(3,604)
Capital expenditures	(74,313)	(75,595)

Net cash used in investing activities	(74,265)	(91,627)

FINANCING ACTIVITIES:
Repayment of debt	(2,219)	(46,417)
Proceeds from the exercise of stock options	6,284	4,209
Proceeds from issuance of common stock under employee stock purchase plan	—	296
Excess tax benefits from stock-based compensation	1,413	1,113

Net cash provided by (used in) financing activities	5,478	(40,799)

Net increase (decrease) in cash and cash equivalents	54,041	(10,532)
Cash and cash equivalents, beginning of period	105,161	94,740

Cash and cash equivalents, end of period	$159,202	$84,208

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest	$141,340	$156,340

Income taxes	$3,763	$10,048

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$6,607	$6,021

Acquisition of fixed assets	$—	$4,140

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2008 Annual Report on Form 10-K, filed on July 30, 2008, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company”) as of February 28, 2009 and the results of its consolidated operations and consolidated cash flows for the three and nine-month periods ended February 28, 2009 and February 29, 2008.
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
     Completion of the Merger is not subject to a financing condition, but is subject to (i) approval of the Merger by the Company’s stockholders (which was obtained on February 24, 2009), (ii) conditions relating to approval by the Federal Communications Commission (“FCC”), (iii) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), and (iv) other customary conditions to closing. The Company anticipates that the Merger will be completed by mid-year calendar 2009, assuming satisfaction or waiver of all of the conditions to the Merger.
     On December 22, 2008, the Company and AT&T received requests for additional information from the Antitrust Division of the U.S. Department of Justice (the “DOJ”), regarding the proposed Merger. The information requests, also known as a “second request,” were issued under the HSR Act and will extend the waiting period imposed by the HSR Act until 30 days after the Company and AT&T have substantially complied with the second request, unless that period is voluntarily extended by the parties or terminated sooner by the DOJ. The second request issued to Centennial seeks information relating to its wireline operations in Puerto Rico and its wireless operations in certain portions of Louisiana, Mississippi, Puerto Rico and the U.S. Virgin Islands.
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

NOTE 2. OTHER INTANGIBLE ASSETS AND GOODWILL
     Other Intangible Assets
     The following table presents the intangible assets not subject to amortization:

			Impairment
	As of	Assets	Loss	As of
	June 1, 2008	Acquired	Recognized	February 28, 2009
U.S. wireless licenses	$402,393	$2	$—	$402,395
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$456,552	$2	$—	$456,554

     A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. In general, the Company’s wireless licenses are issued by the FCC for a fixed time, generally ten years, at which time they are subject to renewal. Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
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
     The Company performed its annual goodwill and intangible asset impairment analyses during the third quarter of fiscal year 2009. Based upon the results of these analyses, there were no impairments.
     The following table presents other intangible assets subject to amortization:

		As of February 28, 2009		As of May 31, 2008
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Cable facility	25 years	6,000	2,930	6,000	2,750

Customer lists	10 years	6,500	1,528	10,295	846

     Other intangible assets amortization expense was $137 and $862 for the three and nine months ended February 28, 2009, respectively. Based solely on the finite lived intangible assets existing at February 28, 2009, amortization expense is estimated to be $223 for the remainder of fiscal 2009 and $890 per fiscal year for each of the next five fiscal years.
     Goodwill
     The amount of goodwill relates to the Puerto Rico broadband segment and was $10,989 and $4,187 at February 28, 2009 and May 31, 2008, respectively. See Note 7 for details related to the decrease in customer lists and increase in goodwill at February 28, 2009.
NOTE 3. DEBT
     Long-term debt consisted of the following:

	As of	As of
	February 28, 2009	May 31, 2008
Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $1,915 and $2,287, respectively	348,085	347,713
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
Capital Lease Obligations	83,390	76,146
Financing Obligation — Tower Sale	11,411	11,788

Total Long-Term Debt	2,017,886	2,010,647
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,017,886	$2,010,647

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
     The Senior Secured Credit Facility consists of a seven-year term loan, maturing in fiscal year 2011, with an original aggregate principal amount of $600,000, of which $550,000 remains outstanding at February 28, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000; however, $2,500 of this commitment is from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, the Company believes it is unlikely that this $2,500 commitment will be honored by Lehman Brothers. Accordingly, the Company’s useable commitments under the six-year revolving credit facility are likely $147,500. The Company does not expect this change to have a material impact on its liquidity or consolidated financial statements. At February 28, 2009, the Company had not borrowed any amounts under the revolving credit facility.
     On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 2.15% as of February 28, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

     High-Yield Notes
     On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (2.25% as of February 28, 2009) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Derivative Financial Instruments
     The Company, either directly or through one of its wholly-owned subsidiaries, CCOC or CPROC, uses financial derivatives as part of its overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company’s derivative transactions are entered into for non-trading purposes. The Company’s derivative financial instruments effective or entered into during the nine months ended February 28, 2009 consist of the following:

				Collar	Collar
			Swap	Fixed	Fixed
	Variable Interest		Fixed	Interest	Interest
	Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date
May 2007 CCOC Collar	Senior Secured Credit Facility	$200,000	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
November 2008 CCOC
Collar 1	Senior Secured Credit Facility	$200,000	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Swap	Senior Secured Credit Facility	$250,000	4.45%	—	—	9/18/2007	3/31/2008	9/30/2008
2008 CPROC Collar	Senior Secured Credit Facility	$250,000	—	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
June 2008 CPROC Swap	Senior Secured Credit Facility	$35,500	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CPROC
Collar	Senior Secured Credit Facility	$35,500	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
June 2008 CCOC Swap	Senior Secured Credit Facility	$25,000	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CCOC
Collar 2	Senior Secured Credit Facility	$25,000	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
May 2008 CCOC Swap	Senior Secured Credit Facility	$39,500	2.54%	—	—	5/23/2008	5/31/2008	11/30/2008
November 2008 CCOC
Collar 3	Senior Secured Credit Facility	$39,500	—	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200,000	2.85%	—	—	5/23/2008	7/1/2008	4/1/2009
     At February 28, 2009, $750,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.
     At February 28, 2009, the fair value of the swaps and collars was a liability of $2,968, which is included in other liabilities in the condensed consolidated balance sheets. For the nine months ended February 28, 2009, the Company recorded income of $1,270, net of tax, to accumulated other comprehensive loss attributable to the change in the fair value of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized. See Note 6 for a discussion of the framework the Company uses for determining fair value of its derivative instruments.
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
     The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at February 28, 2009 are summarized as follows:

February 28, 2010	$—
February 28, 2011	549,512
February 29, 2012	—
February 28, 2013	550,244
February 28, 2014	825,566
February 28, 2015 and thereafter	94,479

2,019,801
Less: unamortized discount	(1,915)

$2,017,886

     Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense was $42,774 and $133,031 for the three and nine months ended February 28, 2009, respectively, and approximately $47,959 and $146,569 for the three and nine months ended February 29, 2008, respectively.
NOTE 4. TAXES
     In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the three and nine months ended February 28, 2009 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 38.3%.
     The Company’s effective tax rate of 38.3% is primarily due to U.S. federal taxes and state taxes net of federal tax benefit. The Company’s effective tax rate also reflects its expectation that it will claim a foreign tax credit in the U.S. for the entire amount of foreign taxes the Company pays. The Company’s effective tax rate for the nine months ended February 28, 2009 was also affected by a one-time decrease in deferred tax assets in the amount of $2,834 as a result of the Company claiming a foreign tax credit in the U.S rather than a tax deduction for Puerto Rico taxes paid and a reduction in tax reserves in the amount of $2,528.
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
     Tax positions are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves in accordance with FIN 48. Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $3,537 within the next 12 months from $13,305 to $9,768. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.

NOTE 5. DISCONTINUED OPERATIONS
     On March 13, 2007, the Company sold its wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and an estimated working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. The net loss from discontinued operations for the three and nine months ended February 28, 2009 was $138 and $926, respectively, and for the three and nine months ended February 29, 2008 was $1,218 and $2,257, respectively.
NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This FSP also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance will become effective as of the beginning of the Company’s first fiscal year beginning after December 15, 2008. The Company is evaluating the effect this standard will have on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 (effective December 1, 2008) did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
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
     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company’s fiscal year beginning June 1, 2009. The Company is evaluating the effect this standard will have on its financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007 (which was the fiscal year beginning June 1, 2008 for the Company). The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The three levels of inputs used are as follows:
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
     As of February 28, 2009, the Company’s only assets or liabilities that fell under the scope of SFAS 157 were its liabilities under interest rate hedging agreements (see Note 3). The fair values of the interest rate swap/collar agreements were based on prices obtained from financial institutions that develop values based on inputs observable in active markets, including interest rates. Accordingly, the Company’s fair value measurements of its derivative instruments are classified as Level 2 inputs.
     On February 12, 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets including wireless licenses, other intangible assets and other long-lived assets in the determination of impairment under SFAS 142 or SFAS 144. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after November 15, 2008. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The effect of implementing FSP 157-2 and FSP 157-3 is not anticipated to be material to the Company’s financial statements.
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

     Other Commitments and Contingencies:
     On July 1, 2008, the Company entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018. As of February 28, 2009, the Company has paid approximately $6,249 in connection with this agreement.
NOTE 9. SEGMENT INFORMATION
     The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before loss from discontinued operations, minority interest in income of subsidiaries, income tax expense, interest expense, net, loss on disposition of assets, litigation settlement expense, transaction costs, stock-based compensation expense and depreciation and amortization.
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
     Information about the Company’s operations in its three business segments as of, and for the three and nine months ended, February 28, 2009 and February 29, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
U.S. WIRELESS
Service revenue	$121,792	$111,619	$361,727	$329,756
Roaming revenue	12,899	12,526	43,845	44,711
Equipment sales	12,399	13,657	33,537	33,746

Total revenue	147,090	137,802	439,109	408,213
Adjusted operating income	59,323	50,497	168,216	155,008
Total assets	1,856,983	1,795,918	1,856,983	1,795,918
Capital expenditures	12,279	16,156	29,376	34,974
PUERTO RICO WIRELESS
Service revenue	$76,725	$76,708	$233,203	$229,893
Roaming revenue	2,395	1,838	7,895	4,437
Equipment sales	4,377	4,135	12,628	10,488

Total revenue	83,497	82,681	253,726	244,818
Adjusted operating income	27,112	30,958	73,576	86,846
Total assets	285,773	262,800	285,773	262,800
Capital expenditures	5,677	10,264	24,233	27,022
PUERTO RICO BROADBAND
Switched revenue	$13,465	$13,905	$40,841	$41,284
Dedicated revenue	19,217	18,384	58,000	52,185
Other revenue	2,341	1,630	7,039	5,460

Total revenue	35,023	33,919	105,880	98,929
Adjusted operating income	19,880	17,653	57,789	53,274
Total assets	283,358	218,724	283,358	218,724
Capital expenditures	6,102	3,753	20,704	13,599
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(2,881)	$(3,249)	$(8,881)	$(9,269)
Total assets(2)(3)	(1,012,119)	(936,989)	(1,012,119)	(936,989)
CONSOLIDATED
Total revenue	$262,729	$251,153	$789,834	$742,691
Adjusted operating income	106,315	99,108	299,581	295,128
Total assets	1,413,995	1,340,453	1,413,995	1,340,453
Capital expenditures	24,058	30,173	74,313	75,595

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.
Reconciliation of adjusted operating income to net income:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Adjusted operating income	$106,315	$99,108	$299,581	$295,128
Depreciation and amortization	(32,366)	(35,262)	(103,019)	(102,873)
Stock-based compensation expense	(2,815)	(2,112)	(9,019)	(8,548)
Transaction costs	(666)	—	(3,002)	—
Litigation settlement expense	—	—	—	(2,950)
Loss on disposition of assets	(422)	(120)	(456)	(1,731)

Operating income	70,046	61,614	184,085	179,026
Interest expense, net	(42,735)	(47,508)	(132,163)	(143,901)
Income tax expense	(7,508)	(7,302)	(20,255)	(20,270)
Minority interest in income of subsidiaries	(284)	(171)	(581)	(492)

Income from continuing operations	19,519	6,633	31,086	14,363
Net loss from discontinued operations	(138)	(1,218)	(926)	(2,257)

Net income	$19,381	$5,415	$30,160	$12,106

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

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of February 28, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,083	$—	$109,119	$—	$—	$159,202
Accounts receivable, net	49,757	—	51,323	—	—	101,080
Inventory — phones and accessories, net	15,996	—	31,914	—	—	47,910
Prepaid expenses and other current assets	14,347	—	18,555	—	—	32,902

Total current assets	130,183	—	210,911	—	—	341,094
Property, plant & equipment, net	249,074	—	309,426	—	—	558,500
Debt issuance costs, net	10,304	—	18,379	—	—	28,683
Restricted cash	5,228	—	—	—	—	5,228
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	10,989	—	—	—	—	10,989
Investment in subsidiaries	—	989,697	556,294	(707,942)	(838,049)	—
Other assets	11,099	—	1,848	—	—	12,947

Total	$416,877	$989,697	$1,553,412	$(707,942)	$(838,049)	$1,413,995

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,657	$—	$5,828	$—	$—	$14,485
Accrued expenses and other current liabilities	127,621	—	50,562	—	—	178,183

Total current liabilities	136,278	—	56,390	—	—	192,668
Long-term debt	795,139	591,395	83,267	548,085	—	2,017,886
Deferred income taxes	11,567	—	151,702	—	—	163,269
Other liabilities	7,895	—	25,183	—	—	33,078
Intercompany	24,127	1,087,697	1,071,686	(263,328)	(1,920,182)	—
Minority interest in subsidiaries	—	—	1,239	—	—	1,239
Redeemable preferred stock	634,438	—	—	—	(634,438)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,103	—	1,103
Additional paid-in capital	(818,464)	—	818,464	55,675	—	55,675
Accumulated (deficit) equity	(373,170)	(688,882)	(654,519)	(1,047,970)	1,716,571	(1,047,970)
Accumulated other comprehensive loss	(933)	(513)	—	(430)	—	(1,876)

	(1,192,567)	(689,395)	163,945	(991,622)	1,716,571	(993,068)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,192,567)	(689,395)	163,945	(992,699)	1,716,571	(994,145)

Total	$416,877	$989,697	$1,553,412	$(707,942)	$(838,049)	$1,413,995

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended February 28, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$109,507	$—	$156,103	$—	$(2,881)	$262,729

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	19,949	—	29,147	—	(2,713)	46,383
Cost of equipment sold	14,142	—	23,595	—	—	37,737
Sales and marketing	10,175	—	14,005	—	—	24,180
General and administrative	24,873	—	26,890	—	(168)	51,595
Depreciation and amortization	16,385	—	15,981	—	—	32,366
Loss (gain) on disposition of assets	432	—	(10)	—	—	422

	85,956	—	109,608	—	(2,881)	192,683

Operating income	23,551	—	46,495	—	—	70,046

Income (loss) from investments in subsidiaries	—	19,381	(6,480)	19,381	(32,282)	—
Interest (expense) income, net	(24,817)	(11,008)	(4,063)	(12,147)	9,300	(42,735)
Intercompany interest allocation		11,008	(13,855)	12,147	(9,300)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(1,266)	19,381	22,097	19,381	(32,282)	27,311
Income tax expense	(5,214)	—	(2,294)	—	—	(7,508)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(6,480)	19,381	19,803	19,381	(32,282)	19,803
Minority interest in income of subsidiaries	—	—	(284)	—	—	(284)

(Loss) income from continuing operations	(6,480)	19,381	19,519	19,381	(32,282)	19,519
Net loss from discontinued operations	—	—	(138)	—	—	(138)

Net (loss) income	$(6,480)	$19,381	$19,381	$19,381	$(32,282)	$19,381

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 28, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$330,762	$—	$467,953	$—	$(8,881)	$789,834

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	65,677	—	91,000	—	(8,377)	148,300
Cost of equipment sold	47,027	—	73,702	—	—	120,729
Sales and marketing	32,222	—	46,476	—	—	78,698
General and administrative	74,749	—	80,302	—	(504)	154,547
Depreciation and amortization	51,012	—	52,007	—	—	103,019
Loss (gain) on disposition of assets	532	—	(76)	—	—	456

	271,219	—	343,411	—	(8,881)	605,749

Operating income	59,543	—	124,542	—	—	184,085

Income (loss) from investments in subsidiaries	—	30,160	(30,249)	30,160	(30,071)	—
Interest (expense) income, net	(75,973)	(34,303)	(11,574)	(38,213)	27,900	(132,163)
Intercompany interest allocation	—	34,303	(44,616)	38,213	(27,900)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(16,430)	30,160	38,103	30,160	(30,071)	51,922
Income tax expense	(13,819)	—	(6,436)	—	—	(20,255)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(30,249)	30,160	31,667	30,160	(30,071)	31,667
Minority interest in income of subsidiaries	—	—	(581)	—	—	(581)

(Loss) income from continuing operations	(30,249)	30,160	31,086	30,160	(30,071)	31,086
Net loss from discontinued operations	—	—	(926)	—	—	(926)

Net (loss) income	$(30,249)	$30,160	$30,160	$30,160	$(30,071)	$30,160

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 28, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(30,249)	$30,160	$30,160	$30,160	$(30,071)	$30,160
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,012	—	52,007	—	—	103,019
Stock-based compensation expense	4,612	—	4,407	—	—	9,019
Excess tax benefit from stock-based compensation	—	—	(1,413)	—	—	(1,413)
Minority interest in income of subsidiaries	—	—	581	—	—	581
Distributions paid to minority interest	—	—	(4,240)	—	—	(4,240)
Equity in undistributed earnings (loss) of subsidiaries	—	30,160	(30,249)	30,160	(30,071)	—
Loss (gain) on disposition of assets	532	—	(76)	—	—	456
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	29,608	(30,247)	(15,286)	(86,871)	88,042	(14,754)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55,515	30,073	35,891	(26,551)	27,900	122,828

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	50	—	—	—	50
Payments for purchase of wireless spectrum	—	(2)	—	—	—	(2)
Capital expenditures	(44,705)	(29,608)	—	—	—	(74,313)

NET CASH USED IN INVESTING ACTIVITIES	(44,705)	(29,560)	—	—	—	(74,265)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(2,219)	—	—	(2,219)
Proceeds from the exercise of employee stock options	—	—	—	6,284	—	6,284
Excess tax benefit from stock-based compensation	—	—	—	1,413	—	1,413
Cash received from (paid to) affiliates	2,643	(513)	6,916	18,854	(27,900)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,643	(513)	4,697	26,551	(27,900)	5,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,453	—	40,588	—	—	54,041
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,630	—	68,531	—	—	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,083	$—	$109,119	$—	$—	$159,202

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,630	$—	$68,531	$—	$—	$105,161
Accounts receivable, net	44,768	—	49,230	—	—	93,998
Inventory — phones and accessories, net	19,633	—	23,609	—	—	43,242
Prepaid expenses and other current assets	15,251	—	18,047	—	—	33,298

Total current assets	116,282	—	159,417	—	—	275,699
Property, plant & equipment, net	253,509	—	325,024	—	—	578,533
Debt issuance costs, net	12,444	—	22,164	—	—	34,608
Restricted cash	6,466	—	—	—	—	6,466
U.S. wireless licenses	—	—	402,393	—	—	402,393
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	4,187	—	—	—	—	4,187
Investment in subsidiaries	—	959,537	586,543	(738,102)	(807,978)	—
Other assets	17,521	—	1,899	—	—	19,420

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,332	$—	$10,115	$—	$—	$25,447
Accrued expenses and other current liabilities	121,555	—	71,972	—	—	193,527
Payable to affiliates	—	—	75	—	—	75

Total current liabilities	136,887	—	82,162	—	—	219,049
Long-term debt	793,161	591,395	78,378	547,713	—	2,010,647
Deferred income taxes	1,478	—	149,930	—	—	151,408
Other liabilities	8,111	—	25,839	—	—	33,950
Intercompany	26,770	1,087,184	1,078,602	(244,474)	(1,948,082)	—
Minority interest in subsidiaries	—	—	4,898	—	—	4,898
Redeemable preferred stock	606,538	—	—	—	(606,538)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,079	—	1,079
Additional paid-in capital	(818,497)	—	818,497	36,787	—	36,787
Accumulated (deficit) equity	(342,921)	(719,042)	(684,679)	(1,078,130)	1,746,642	(1,078,130)
Accumulated other comprehensive loss	(1,118)	—	(2,028)	—	—	(3,146)

	(1,162,536)	(719,042)	131,790	(1,040,264)	1,746,642	(1,043,410)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders (deficit) equity	(1,162,536)	(719,042)	131,790	(1,041,341)	1,746,642	(1,044,487)

Total	$410,409	$959,537	$1,551,599	$(738,102)	$(807,978)	$1,375,465

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$107,789	$—	$146,613	$—	$(3,249)	$251,153

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	20,276	—	27,839	—	(3,081)	45,034
Cost of equipment sold	8,281	—	25,766	—	—	34,047
Sales and marketing	10,050	—	15,453	—	—	25,503
General and administrative	24,515	—	25,226	—	(168)	49,573
Depreciation and amortization	17,764	—	17,498	—	—	35,262
Loss (gain) on disposition of assets	194	—	(74)	—	—	120

	81,080	—	111,708	—	(3,249)	189,539

Operating income	26,709	—	34,905	—	—	61,614

Income (loss) from investments in subsidiaries	—	5,415	(1,900)	5,415	(8,930)	—
Interest expense, net	(27,374)	(12,925)	(5,388)	(29,721)	27,900	(47,508)
Intercompany interest allocation	—	12,925	(14,746)	29,721	(27,900)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(665)	5,415	12,871	5,415	(8,930)	14,106
Income tax expense	(1,235)	—	(6,067)	—	—	(7,302)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(1,900)	5,415	6,804	5,415	(8,930)	6,804
Minority interest in income of subsidiaries	—	—	(171)	—	—	(171)

(Loss) income from continuing operations	(1,900)	5,415	6,633	5,415	(8,930)	6,633
Net loss from discontinued operations	—	—	(1,218)	—	—	(1,218)

Net (loss) income	$(1,900)	$5,415	$5,415	$5,415	$(8,930)	$5,415

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Nine Months Ended February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$315,574	$—	$436,386	$—	$(9,269)	$742,691

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	60,500	—	84,240	—	(8,765)	135,975
Cost of equipment sold	25,814	—	70,017	—	—	95,831
Sales and marketing	31,343	—	46,474	—	—	77,817
General and administrative	74,487	—	75,455	—	(504)	149,438
Depreciation and amortization	51,242	—	51,631	—	—	102,873
Loss on disposition of assets	787	—	944	—	—	1,731

	244,173	—	328,761	—	(9,269)	563,665

Operating income	71,401	—	107,625	—	—	179,026

Income (loss) from investments in subsidiaries	—	12,106	(8,497)	12,106	(15,715)	—
Interest expense, net	(79,543)	(40,939)	(6,822)	(44,497)	27,900	(143,901)
Intercompany interest allocation	—	40,939	(57,536)	44,497	(27,900)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of	(8,142)	12,106	34,770	12,106	(15,715)	35,125
Income tax expense	(355)	—	(19,915)	—	—	(20,270)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(8,497)	12,106	14,855	12,106	(15,715)	14,855
Minority interest in income of subsidiaries	—	—	(492)	—	—	(492)

(Loss) income from continuing operations	(8,497)	12,106	14,363	12,106	(15,715)	14,363
Net loss from discontinued operations	—	—	(2,257)	—	—	(2,257)

Net (loss) income	$(8,497)	$12,106	$12,106	$12,106	$(15,715)	$12,106

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Nine Months Ended February 29, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(8,497)	$12,106	$12,106	$12,106	$(15,715)	$12,106
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,242	—	51,631	—	—	102,873
Stock-based compensation expense	4,338	—	4,210	—	—	8,548
Excess tax benefit from stock-based compensation	—	—	(1,113)	—	—	(1,113)
Minority interest in income of subsidiaries	—	—	492	—	—	492
Equity in undistributed earnings (loss) of subsidiaries	—	12,106	(8,497)	12,106	(15,715)	—
Loss on disposition of assets	787	—	3,201	—	—	3,988
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	(3,276)	104,991	(594,404)	428,359	59,330	(5,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,594	129,203	(532,374)	452,571	27,900	121,894

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	72	19	—	—	—	91
Payment for acquisition	(12,519)	—	—	—	—	(12,519)
Payments for purchase of wireless spectrum	—	(3,604)	—	—	—	(3,604)
Capital expenditures	(40,621)	(34,974)	—	—	—	(75,595)

NET CASH USED IN INVESTING ACTIVITIES	(53,068)	(38,559)	—	—	—	(91,627)

FINANCING ACTIVITIES:
Repayment of debt	—	(45,000)	(1,417)	—	—	(46,417)
Proceeds from the exercise of employee stock options	—	—	—	4,209	—	4,209
Excess tax benefit from stock-based compensation	—	—	—	1,113	—	1,113
Proceeds from issuance of common stock under employee stock purchase plan	—	—	—	296	—	296
Cash received from (paid to) affiliates	7,377	(45,644)	524,356	(458,189)	(27,900)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,377	(90,644)	522,939	(452,571)	(27,900)	(40,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,097)	—	(9,435)	—	—	(10,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,157	—	63,583	—	—	94,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,060	$—	$54,148	$—	$—	$84,208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
     Company Overview
     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 683,300 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.
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
     Completion of the Merger is not subject to a financing condition, but is subject to approval of the Merger by the Company’s stockholders (which was obtained February 24, 2009), conditions relating to approval by the Federal Communications Commission (“FCC”), (iii) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), and other customary conditions to closing. We anticipate that the Merger will be completed by mid-year calendar 2009, assuming satisfaction or waiver of all of the conditions to the Merger.
     On December 22, 2008, the Company and AT&T received requests for additional information from the Antitrust Division of the U.S. Department of Justice (the “DOJ”), regarding the proposed Merger. The information requests, also known as a “second request,” were issued under the HSR Act and will extend the waiting period imposed by the HSR Act until 30 days after the Company and AT&T have substantially complied with the second request, unless that period is voluntarily extended by the parties or terminated sooner by the DOJ. The second request issued to Centennial seeks information relating to its wireline operations in Puerto Rico and its wireless operations in certain portions of Louisiana, Mississippi, Puerto Rico and the U.S. Virgin Islands.
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
     In the United States, we provide wireless voice and data services in two geographic clusters, covering approximately 9.0 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. Our clusters are comprised of small cities and rural areas.
     In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets based on population.
     We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For both the three and nine months ended February 28, 2009, approximately 86% of our postpaid wireless sales in the United States and Puerto Rico were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.
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
     We believe that the success of our business is a function of our performance relative to a number of key drivers. The drivers can be summarized in our ability to attract and retain customers by profitably providing superior service at competitive rates. We continually monitor our performance against these key drivers by evaluating several metrics. In addition to adjusted operating income (adjusted operating income represents the profitability measure of our segments — see Note 9 to the unaudited Condensed Consolidated Financial Statements for reconciliation to the appropriate measure under accounting principles generally accepted in the United States of America, or “GAAP” measure), the following key metrics, among other factors, are monitored by management in assessing the performance of our business:
•	Gross postpaid and prepaid wireless additions

•	Net additions — wireless subscribers

•	ARPU

•	Roaming revenue

•	Penetration — wireless

•	Postpaid churn — wireless

•	Average monthly minutes of use per wireless voice subscriber

•	Data revenue per average wireless subscriber

•	Fiber route miles — Puerto Rico broadband

•	Switched access lines — Puerto Rico broadband

•	Dedicated access line equivalents — Puerto Rico broadband

•	On-net buildings — Puerto Rico broadband

•	Capital expenditures
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
     Average monthly minutes of use per wireless voice customer represents the average number of minutes (“MOUs”) used by our voice customers during a period. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.
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
     We adopted SFAS 123(R) using the modified prospective transition method beginning June 1, 2006. Accordingly, during the nine months ended February 28, 2009, we recorded stock-based compensation expense for awards of options granted prior to, but not yet vested, as of June 1, 2006, as if the fair value method calculated for purposes of pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards of options granted after June 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.
     In the process of implementing SFAS 123(R), we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the nine months ended February 28, 2009, we utilized an expected volatility with a range of 62.11%-63.53% and an expected term of 6.25 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the nine months ended February 28, 2009 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
RESULTS OF OPERATIONS
     U.S. Wireless Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	28, 2009	29, 2008	$ Change	% Change	28, 2009	29, 2008	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$121,792	$111,619	$10,173	9%	$361,727	$329,756	$31,971	10%
Roaming revenue	12,899	12,526	373	3	43,845	44,711	(866)	(2)
Equipment sales	12,399	13,657	(1,258)	(9)	33,537	33,746	(209)	(1)

Total revenue	147,090	137,802	9,288	7	439,109	408,213	30,896	8

Costs and expenses:
Cost of services	27,140	25,569	1,571	6	84,745	79,638	5,107	6
Cost of equipment sold	21,096	22,170	(1,074)	(5)	64,662	57,508	7,154	12
Sales and marketing	13,825	15,233	(1,408)	(9)	45,792	45,871	(79)	(0)
General and administrative	25,706	24,333	1,373	6	75,694	70,188	5,506	8

Total costs and expenses	87,767	87,305	462	1	270,893	253,205	17,688	7

Adjusted operating income(1)	$59,323	$50,497	$8,826	17%	$168,216	$155,008	$13,208	9%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. U.S. wireless service revenue increased in the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase was primarily due to higher sales of value-added features (predominantly data services) and rate plans with higher recurring charges as described in the ARPU section below.
     U.S. wireless roaming revenue increased for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008 due to an increase in data roaming revenue partially offset by a decrease in voice roaming revenue. The decrease in voice roaming revenue was due to a decrease in the average roaming rate per minute. U.S. wireless roaming revenue decreased for the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008. The decrease was primarily due to a decrease in voice roaming revenue partially offset by an increase in data roaming revenue. The decrease in voice roaming revenue was due to a decrease in the average roaming rate per minute, partially offset by an increase in voice roaming MOUs.
     Equipment sales decreased during the three and nine months ended February 28, 2009 as compared to the three and nine months ended February 29, 2008. The decrease in the three and nine month periods was related to a decrease in the number of phones sold, partially offset in the nine month period by an increase in revenue associated with our phone insurance program.
     Our U.S. wireless operations had approximately 664,200 and 662,700 subscribers at February 28, 2009 and February 29, 2008, respectively. Postpaid subscribers account for 98% of total U.S. wireless subscribers as of February 28, 2009. During the twelve months ended February 28, 2009, increases in subscribers from new activations of 192,200 were offset by subscriber cancellations of 190,700. The monthly postpaid churn rate was 2.1% and 2.4% for the three and nine months ended February 28, 2009, as compared to 2.0% for both the three and nine months ended February 29, 2008. The cancellations experienced by our U.S. wireless operations were primarily related to non-payment and competition.
     U.S. wireless ARPU was $74 for both the three and nine months ended February 28, 2009, respectively, as compared to $70 for both the same periods last year. The increase in U.S. wireless ARPU was primarily due to an increase in sales of value-added features including data services (such as short message services, multi-media services and downloads) and higher access fees per subscriber due to an increase in the number of subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher monthly recurring charge than other rate plans. Average MOUs per subscriber were 1,090 and 1,105 per month for the three and nine months ended February 28, 2009, respectively, as compared to 1,075 and 1,058 for the three and nine months ended February 29, 2008.
     Costs and expenses. Cost of services increased during the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008, primarily due to an increase in telephone service costs, and an increase in expenses related to providing data services, partially offset by decreases in property taxes.
     Cost of equipment sold decreased for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily due to a lower number of phones used for retention and activations, partially offset by higher average cost per phone. Cost of equipment sold increased for the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008, primarily due to a higher average cost per phone and a greater number of phones used for customer retention, partially offset by a lower number of activations.
     Sales and marketing expenses decreased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008, primarily due to a decrease in advertising expenses.
     General and administrative expenses increased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008, due primarily to an increase in bad debt expense.
Puerto Rico Wireless Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	28, 2009	29, 2008	$ Change	% Change	28, 2009	29, 2008	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$76,725	$76,708	$17	0%	$233,203	$229,893	$3,310	1%
Roaming revenue	2,395	1,838	557	30	7,895	4,437	3,458	78
Equipment sales	4,377	4,135	242	6	12,628	10,488	2,140	20

Total revenue	83,497	82,681	816	1	253,726	244,818	8,908	4

Costs and expenses:
Cost of services	13,416	13,141	275	2	43,739	39,203	4,536	12
Cost of equipment sold	16,499	11,725	4,774	41	55,462	37,862	17,600	46
Sales and marketing	8,248	8,462	(214)	(3)	26,630	26,671	(41)	(0)
General and administrative	18,222	18,395	(173)	(1)	54,319	54,236	83	0

Total costs and expenses	56,385	51,723	4,662	9	180,150	157,972	22,178	14

Adjusted operating income(1)	$27,112	$30,958	$(3,846)	(12)%	$73,576	$86,846	$(13,270)	(15)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Puerto Rico wireless service revenue was flat for the three months ended February 28, 2009, and increased for the nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase primarily relates to a 2% increase in the number of subscribers driven by an increase in EV-DO (evolution, data optimized)-based Instant Internet broadband data customers, largely offset by continued declines in traditional voice customers.
     Roaming revenue increased during the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008, primarily due to an increase in certain of our competitors’ customers using data services while roaming on our network.
     Equipment sales increased during the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008, due primarily to an increase in phones sold.
     Our Puerto Rico wireless operations had approximately 430,700 subscribers at February 28, 2009, an increase of 2% from subscribers at February 29, 2008. Our postpaid subscribers represented approximately 99% of our total Puerto Rico Wireless subscribers at February 28, 2009. During the twelve months ended February 28, 2009, increases from new activations of 146,000 were offset by subscriber cancellations of 138,900. The monthly postpaid churn rate increased to 2.9% and 2.7% for three and nine months ended February 28, 2009, respectively, from 2.4% for three and nine months ended February 29, 2008. The cancellations experienced by our Puerto Rico wireless operations were primarily due to non-payment and competition.
     Puerto Rico wireless ARPU was $65 and $66 for the three and nine months ended February 28, 2009, respectively, as compared to $65 and $66 for the three and nine months ended February 29, 2008, respectively. The stability in ARPU was primarily due to higher data service (including EV-DO, short message services, multimedia services and downloads) and roaming revenue per subscriber, partially offset by lower voice access, feature, and usage related revenue per subscriber. Our voice subscribers used an average of 1,875 and 1,905 MOUs during the three and nine months ended February 28, 2009, respectively, compared to 1,864 and 1,839 MOUs during the three and nine months ended February 29, 2008, respectively.
     Costs and expenses. Cost of services increased during the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase was primarily due to increases in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks), telephone service costs, and tower-site related costs. These increases were partially offset by decreases in long distance costs, property taxes, and expenses related to providing data services.
     Cost of equipment sold increased during the three and nine months ended February 28, 2009 as compared to the three and nine months ended February 29, 2008. The increase was primarily due to the discontinuation of our loaner phone program as of June 1, 2008. Under the program, in which we retained title to the customer handsets, phones were capitalized and depreciated over 18 months and accordingly not charged to cost of equipment sold. With the discontinuation of this program, we exclusively sell phones to customers and accordingly all phones are charged to cost of equipment sold. For the three and nine months ended February 29, 2008, the amount of loaner phones that were capitalized totaled $5,614 and $15,011, respectively. The increase in cost of equipment sold for the nine months ended February 28, 2009 was also due to a higher average cost per phone and a greater number of phones sold to customers as compared to the same period last year.
     Sales and marketing expenses decreased during the three months ended February 28, 2009 as compared to the three months ended February 29, 2008, primarily due to decreases in direct commissions and advertising costs, partially offset by increases in compensation costs and agent commissions. Sales and marketing expenses decreased during the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008, primarily due to decreases in agent commissions and advertising costs, partially offset by increases in compensation costs and store-related costs.
     General and administrative expenses decreased during the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily due to decreases in subscriber billing costs, fees associated with our handset insurance program, and outside legal fees, partially offset by increases in bank fees and compensation costs. General and administrative expenses increased during the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008, primarily due to increases in compensation costs, professional fees, bank fees and office and store related expenses, partially offset by decreases in bad debt expense, subscriber billing costs, fees associated with our handset insurance program, and other taxes and licenses.
Puerto Rico Broadband Operations

	Three Months Ended				Nine Months Ended
	February	February			February	February
	28, 2009	29, 2008	$ Change	% Change	28, 2009	29, 2008	$ Change	% Change
	(In thousands)
Revenue:
Switched revenue	$13,465	$13,905	$(440)	(3)%	$40,841	$41,284	$(443)	(1)%
Dedicated revenue	19,217	18,384	833	5	58,000	52,185	5,815	11
Other revenue	2,341	1,630	711	44	7,039	5,460	1,579	29

Total revenue	35,023	33,919	1,104	3	105,880	98,929	6,951	7

Costs and expenses:
Cost of services	8,231	9,140	(909)	(10)	27,251	25,017	2,234	9
Cost of equipment sold	141	151	(10)	(7)	605	460	145	32
Sales and marketing	1,949	1,678	271	16	5,785	4,839	946	20
General and administrative	4,822	5,297	(475)	(9)	14,450	15,339	(889)	(6)

Total costs and expenses	15,143	16,266	(1,123)	(7)	48,091	45,655	2,436	5

Adjusted operating income(1)	$19,880	$17,653	$2,227	13%	$57,789	$53,274	$4,515	8%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited condensed consolidated financial statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

     Revenue. Total Puerto Rico broadband revenue increased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. This increase was primarily due to a 22% increase in total access lines and equivalents to 683,300 at February 28, 2009 from 559,200 at February 29, 2008.
     Switched revenue decreased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The decrease was primarily due to a decrease in recurring revenue per line, partially offset by a 13% increase in switched access lines to 103,700 as of February 28, 2009. The increase in switched access lines has primarily come from VoIP (Voice Over Internet Protocol) lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.
     Dedicated revenue increased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase was primarily the result of a 24% increase in voice grade equivalent dedicated lines to 579,600 as of February 28, 2009, partially offset by a decrease in recurring revenue per line.
     Other revenue increased for the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase primarily relates to increases in inter-carrier compensation revenue and installation and new construction charges.
     Costs and expenses. Cost of services decreased during the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily due to decreases in subscriber termination expense due to a settlement related to intercarrier compensation, and network costs, partially offset by an increase in costs associated with installation and new construction. Cost of services increased during the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008, primarily due to increases in network costs, costs associated with installation and new construction, utility costs, property taxes, maintenance contract costs, long distance costs, and compensation costs. These were partially offset by a decrease in subscriber termination expense due to a settlement related to intercarrier compensation.
     Sales and marketing expenses increased during the three and nine months ended February 28, 2009, as compared to the three and nine months ended February 29, 2008. The increase was primarily due to increases in advertising costs, compensation costs, and commissions.
     General and administrative expenses decreased during the three months ended February 28, 2009, as compared to the three months ended February 29, 2008 primarily due to decreases in bad debt expense, compensation costs, and professional fees, partially offset by an increase in subscriber billing costs. General and administrative expenses decreased during the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008 primarily due to decreases in bad debt expense resulting from the recovery of a previously reserved accounts receivable, and compensation costs, partially offset by increases in subscriber billing costs, professional fees, and outside legal fees.

LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended			Nine Months Ended
	February 28,	February 29,		February 28,	February 29,
	2009	2008	Change	2009	2008	Change
	(In millions)
Weighted Average Debt Outstanding	$2,015.90	$2,006.14	$9.76	$2,013.60	$2,024.49	$(10.89)
Weighted Average Gross Interest Rate(1)	8.5%	9.6%	(1.1)%	8.8%	9.7%	(0.9)%
Weighted Average Gross Interest Rate(2)	8.1%	9.2%	(1.1)%	8.4%	9.2%	(0.8)%
Gross Interest Expense(1)	$42.77	$47.96	$(5.19)	$132.87	$146.57	$(13.70)
Interest Income	$.04	$0.45	$(.41)	$.87	$2.67	$(1.80)

Net Interest Expense	$42.73	$47.51	$(4.78)	$132.00	$143.90	$(11.90)

(1)	Including amortization of debt issuance costs of $2.0 million and $5.9 million for the three and nine months ended February 28, 2009, respectively, and $2.0 million and $6.3 million for the three and nine months ended February 29, 2008, respectively.

(2)	Excluding amortization of debt issuance costs of $2.0 million and $5.9 million for the three and nine months ended February 28, 2009, respectively, and $2.0 million and $6.3 million for the three and nine months ended February 29, 2008, respectively.
     The $4.8 million and $11.9 million decrease in net interest expense for the three and nine months ended February 28, 2009, respectively, as compared to the three and nine months ended February 29, 2008, resulted from lower variable interest rates as well as lower weighted average debt in the nine month period.
     At February 28, 2009, we had total liquidity of $306.7 million, consisting of cash and cash equivalents totaling $159.2 million and approximately $147.5 million available under our revolving credit facility. Additionally, at February 28, 2009, we had restricted cash of $5.2 million, which is held in escrow as the result of a reciprocal escrow agreement with one of our customers.
     Senior Secured Credit Facility
     On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at February 28, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million; however, $2.5 million of this commitment was from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, we believe it is unlikely that this $2.5 million commitment will be honored by Lehman Brothers. Accordingly, our useable commitments under the six-year revolving credit facility are likely $147.5 million. We do not expect this change to have a material impact on our liquidity or consolidated financial statements. At February 28, 2009, we had not borrowed any amounts under the revolving credit facility.
     On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 2.15% as of February 28, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
     High-Yield Notes
     On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (2.25% as of February 28, 2009) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Our derivative financial instruments effective or entered into during the nine months ended February 28, 2009 consist of the following:

				Collar	Collar
			Swap	Fixed	Fixed
	Variable Interest		Fixed	Interest	Interest
	Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date
May 2007 CCOC Collar	Senior Secured Credit Facility	$200.0	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Swap	Senior Secured Credit Facility	$250.0	4.45%	—	—	9/18/2007	3/31/2008	9/30/2008
2008 CPROC Collar	Senior Secured Credit Facility	$250.0	—	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
June 2008 CPROC Swap	Senior Secured Credit Facility	$35.5	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CPROC Collar	Senior Secured Credit Facility	$35.5	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
June 2008 CCOC Swap	Senior Secured Credit Facility	$25.0	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008

November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
May 2008 CCOC Swap	Senior Secured Credit Facility	$39.5	2.54%	—	—	5/23/2008	5/31/2008	11/30/2008
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39.5	—	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	2.85%	—	—	5/23/2008	7/1/2008	4/1/2009
     At February 28, 2009, $750.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.
     At February 28, 2009, the fair value of our swaps and collars was a liability of approximately $3.0 million, which is included in other liabilities in the condensed consolidated balance sheet. For the nine months ended February 28, 2009, we recorded income of $1.3 million, net of tax, to accumulated other comprehensive loss attributable to the change in fair value adjustments of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.
     Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at February 28, 2009.

     For the three and nine months ended February 28, 2009, the ratio of earnings to fixed charges was 1.59 and 1.36, respectively. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.
     Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During the first nine months of fiscal 2009, these factors have not had a material adverse effect on our Company’s financial position, results of operations or liquidity.
     At February 28, 2009, we had no off-balance sheet obligations.
     Our capital expenditures for the three and nine months ended February 28, 2009 were as follows:

	Three Months Ended	% of Total Capital	Nine Months Ended	% of Total Capital
	February 28, 2009	Expenditures	February 28, 2009	Expenditures
	(Amounts in thousands)
U.S. Wireless	$12,279	51.0%	$29,376	39.5%
Puerto Rico Wireless	5,677	23.6	24,233	32.6
Puerto Rico Broadband	6,102	25.4	20,704	27.9

Total capital expenditures	$24,058	100.0%	$74,313	100.0%

Property, plant and equipment, net at February 28, 2009	$558,500		$558,500
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

COMMITMENTS AND CONTINGENCIES
     On July 1, 2008, we entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table below. As of February 28, 2009, we have paid approximately $6.3 million in connection with this agreement.
     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of February 28, 2009, 37,613,079 shares remain available for issuance under the shelf.
     The following table summarizes our scheduled contractual cash obligations and commercial commitments at February 28, 2009 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (net of unamortized discount)	$1,925,000	$—	$550,000	$1,375,000	$—
Interest on long-term debt obligations(1)	533,287	139,377	275,409	118,501	—
Operating lease obligations	248,103	31,437	50,369	36,685	129,612
Capital lease obligations	255,566	8,414	17,436	18,573	211,143
Purchase obligations	121,081	11,911	23,511	36,069	49,590

Total contractual cash obligations	3,083,037	191,139	916,725	1,584,828	390,345
Sublessor agreements	(3,204)	(1,212)	(1,660)	(329)	(3)

Net	$3,079,833	$189,927	$915,065	$1,584,499	$390,342

(1)	Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

The liability for income taxes under FIN 48 as of February 28, 2009 of $15,431 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.
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
Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceeding that has been or may be instituted against Centennial and others relating to the Merger Agreement;

•	the inability to complete the Merger due to the failure to satisfy conditions to consummate the Merger;

•	the failure of the Merger to close for any other reason;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	business uncertainty and contractual restrictions during the pendency of the Merger;

•	the diversion of management’s attention from ongoing business concerns;

•	the effect of the announcement of the Merger on our customer and supplier relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	the timing of the completion of the Merger or the impact of the Merger on our capital resources, cash requirements, profitability, management resources and liquidity;

•	risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives and targets over applicable periods), industry performance and the regulatory environment;

•	the effects of a recession in the United States and general downturn in the economy, including the illiquidity in the debt/capital markets;

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	our ability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and deployment of advanced technologies, including 3G and 4G services;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	our ability to grow our subscriber base at a reasonable cost to acquire;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our ability to successfully integrate any acquired markets or businesses;

•	the effects of higher than anticipated handset subsidy costs;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	the effects of adding new subscribers with lower credit ratings;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	the effects of a decline in the market for our Code Division Multiple Access (“CDMA”) -based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of downturns in the economy, world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures;

•	our need to refinance or amend existing indebtedness prior to its stated maturity;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to attract and retain qualified personnel;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us or our vendors, including litigation relating to wireless billing, using wireless telephones while operating an automobile and litigation relating to infringement of patents;

•	the effects of scientific reports that may demonstrate possible health effects of radio frequency transmission from use of wireless telephones; and

•	the influence on us by our significant stockholder and anti-takeover provisions.
     We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1A of our 2008 Annual Report on Form 10-K filed on July 30, 2008 and Item 1A in Part II of this form 10-Q, below. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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
     We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. As of February 28, 2009, we utilize interest rate swap and collar agreements to hedge variable interest rate risk on $750.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.
     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of February 28, 2009:

	Fiscal Year Ended February 28(9),
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(In thousands)
Long-term debt:
Fixed rate	$—	$(488)	$(12)	$200,256	$825,566	$94,479	$1,119,801	$1,154,239
Average fixed Interest rate	0.0%	10.0%	10.0%	10.0%	9.3%	10.0%	9.5%	—
Variable rate	$—	$550,000	$—	$350,000	$—	$—	$900,000	$898,250
Average variable Interest rate(1)	1.3%	2.7%	3.5%	3.8%	4.0%	4.1%	3.1%	—
Interest rate swap (pay fixed, receive variable):
Notional amount	$200,000							$(700)
Average pay rate	8.60%
Average receive rate	6.13%
Interest rate
collar:
Notional amount	$550,000							$(2,268)
Cap	4.00%
Floor	1.76%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.
     Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that at both February 28, 2009 and February 29, 2008 had outstanding balances of $900.0 million. The fair value of such debt approximates the carrying value at February 28, 2009 and February 29, 2008. Of the variable rate debt, as of February 28, 2009, $750.0 million is hedged using interest rate collar and swap agreements that expire at various dates through September 2009. These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at February 28, 2009, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $2.0 million.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2009.
     There was no change in our internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The effects of a recession in the United States and general downturn in the global economy, including the illiquidity in the credit markets could have a material adverse effect on our business and consolidated results of operations
     The U.S. economy is currently in a recession and may be depressed for the foreseeable future. A continuation of the global economic downturn could adversely affect consumer spending patterns which could result in decreased demand for the products and services we sell, increased price competition, slower adoption of new technologies and an increase in bad debt expense. In addition, the current economic conditions could negatively impact our vendors, suppliers and third-party dealers, which could negatively impact our ability to distribute, market and sell our products and services. Furthermore, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. Due to the lack of access to the capital markets, should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      A Special Meeting of Stockholders was held on February 24, 2009. At the meeting, the following items were submitted to a vote of stockholders:
(1) A proposal to adopt the Agreement and Plan of Merger, dated as of November 7, 2008, as amended from time to time (the “Merger Agreement”), by and among the Company, AT&T Inc. and Independence Merger Sub Inc. was approved with 95,548,012 votes for, 22,027 votes against and 5,276 abstentions.
(2) Approval of the adjournment of the meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the Merger Agreement was approved with 87,975,487 votes for, 7,594,766 votes against and 5,061 abstentions.
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
Date: April 7, 2009

CENTENNIAL COMMUNICATIONS CORP.
/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President, Chief Financial Officer (Chief Financial Officer)

/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller (Chief Accounting Officer)