Form 10-K
period 2009-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2009-07-30
CIK 879573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19603

CENTENNIAL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1242753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3349 Route 138
Wall, NJ 07719
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (732) 556-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Stock Market Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Company, based upon the last reported sale price on the Nasdaq Global Select Market on November 30, 2008 of $7.73 per share, was $645,219,637. As of July 23, 2009, there were 111,139,503 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will either be included in the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, which is incorporated herein by reference or will be provided in an amendment to this form 10-K, to be filed no later than September 28, 2009.

(i)

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

Important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us include, but are not limited to:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of our agreement to be acquired by AT&T Inc. (the “AT&T Transaction”) or the failure of the AT&T Transaction to close for any other reason;

•	the outcome of any legal proceeding that has been or may be instituted against Centennial and others relating to the AT&T Transaction;

•	the inability to complete the AT&T Transaction due to the failure to satisfy conditions to consummate the AT&T Transaction;

•	risks that the AT&T Transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the AT&T Transaction;

•	business uncertainty and contractual restrictions during the pendency of the AT&T Transaction, which may adversely affect our relationships with our employees, customers and suppliers;

•	the diversion of management’s attention to the AT&T Transaction from ongoing business concerns;

•	the effect of the announcement and pendency of the AT&T Transaction on our customer and supplier relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the AT&T Transaction;

•	the timing of the completion of the AT&T Transaction or the impact of the AT&T Transaction on our capital resources, cash requirements, profitability, management resources and liquidity;

•	the effects of the current recession in the United States and general downturn in the economy, including the effects on unemployment, consumer confidence, consumer debt levels, consumer spending and other macroeconomic conditions that could impact the demand for the products and services we provide and our customers’ ability to pay for them;

•	our need to refinance or amend existing indebtedness on or prior to its stated maturity and the difficulties and illiquidity experienced by the debt/capital markets;

•	the effects of vigorous competition in our markets, which may make it difficult for us to attract and retain customers and to grow our customer base and revenue and which may increase churn, which could reduce our revenue and increase our costs;

•	the fact that many of our competitors are larger than we are, have greater financial resources than we do, are less leveraged than we are, have more extensive coverage areas than we do, and may offer less expensive and more technologically advanced products and services than we do;

•	our ability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors;

(ii)

•	our ability to acquire, and the cost of acquiring, additional spectrum in our markets to support growth and deployment of advanced technologies, including 3G and 4G services;

•	our ability to successfully deploy and deliver wireless data services to our customers, including next generation 3G and 4G technology;

•	the effect of changes in the level of support provided to us by the Universal Service Fund, or USF;

•	our ability to grow our subscriber base at a reasonable cost to acquire;

•	our dependence on roaming agreements for a significant portion of our wireless revenue and the expected decline in roaming revenue over the long term;

•	our ability to successfully integrate any acquired markets or businesses;

•	the effects of higher than anticipated handset subsidy costs;

•	our dependence on roaming agreements for our ability to offer our wireless customers competitively priced regional and nationwide rate plans that include areas for which we do not own wireless licenses;

•	the effects of adding new subscribers with lower credit ratings;

•	our substantial debt obligations, including restrictive covenants, which place limitations on how we conduct business;

•	market prices for the products and services we offer may decline in the future;

•	changes and developments in technology, including our ability to upgrade our networks to remain competitive and our ability to anticipate and react to frequent and significant technological changes which may render certain technologies used by us obsolete;

•	the effects of a decline in the market for our Code Division Multiple Access (“CDMA”) -based technology;

•	the effects of consolidation in the telecommunications industry;

•	general economic, business, political and social conditions in the areas in which we operate, including the effects of downturns in the economy, world events, terrorism, hurricanes, tornadoes, wind storms and other natural disasters;

•	our ability to generate cash and the availability and cost of additional capital to fund our operations and our significant planned capital expenditures;

•	the effects of governmental regulation of the telecommunications industry;

•	our ability to attract and retain qualified personnel;

•	the effects of network disruptions and system failures;

•	our ability to manage, implement and monitor billing and operational support systems;

•	the results of litigation filed or which may be filed against us or our vendors, including litigation relating to wireless billing, using wireless telephones while operating an automobile and litigation relating to infringement of patents;

•	the effects of scientific reports that may demonstrate possible health effects of radio frequency transmission from use of wireless telephones; and

•	the influence on us by our significant stockholder and anti-takeover provisions.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be

(iii)

incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

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

When we say “fiscal 2005,” we mean our fiscal year which began June 1, 2004, and ended May 31, 2005. When we say “fiscal 2006,” we mean our fiscal year which began June 1, 2005, and ended May 31, 2006. When we say “fiscal 2007,” we mean our fiscal year which began June 1, 2006, and ended May 31, 2007. When we say “fiscal 2008,” we mean our fiscal year which began June 1, 2007, and ended May 31, 2008. When we say “fiscal 2009,” we mean our fiscal year which began June 1, 2008, and ended May 31, 2009. When we say “fiscal 2010”, we mean our fiscal year which began June 1, 2009, and will end May 31, 2010.

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

Centennial Wirelesstm, Centennial de Puerto Ricotm, Centennial Business Solutionstm , Trusted Advisortm, Blue Shirt Promisestm and Aptustm are some of our primary trademarks. All other trademarks, service marks or other trade names referred to in this report are the property of their respective owners.

(iv)

PART I

Item 1.	Business

Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 694,900 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and, to a lesser extent, residential customers. During fiscal 2009, we reported consolidated revenue of $1.1 billion, an increase of 5.0% from fiscal 2008. Our vision is to be the premier regional telecommunications service provider, by tailoring the ultimate customer experience, in the markets we serve. We deliver our tailored approach by serving local markets with high quality networks, company-owned stores and well-trained sales and service associates.

AT&T Transaction

On November 7, 2008, we entered into an Agreement and Plan of Merger with AT&T Inc. (“AT&T”) providing for the acquisition of Centennial by AT&T (the “AT&T Transaction”). Under the terms of the AT&T Transaction, our stockholders will receive $8.50 per share in cash. The AT&T Transaction was approved by our stockholders in February 2009. Completion of the AT&T Transaction is not subject to a financing condition but remains subject to (i) approval by the Federal Communications Commission (“FCC”) and (ii) other customary conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired; however, the parties are still discussing the transaction with the Department of Justice. The parties anticipate that the AT&T Transaction will be completed during the third quarter of calendar year 2009, assuming timely satisfaction or waiver of all remaining closing conditions.

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

Our Operations

U.S. Wireless

In the United States, we provide wireless voice and data services in two geographic clusters, covering approximately 9.0 million Net Pops. Our Midwest cluster includes parts of Indiana, Michigan and Ohio, and our Southeast cluster includes parts of Louisiana, Mississippi and Texas. At May 31, 2009, we had approximately 652,000 wireless subscribers. Our clusters are comprised of small cities and rural areas. Through clustering, we believe we are able to achieve critical mass and operating efficiencies, while developing a respected brand and strong local market presence. Furthermore, these clusters are near major metropolitan markets, and we benefit from the traffic generated by subscribers of other wireless service providers who roam into our coverage areas. We market our services in the United States under the name Centennial Wireless.

We use roaming agreements with other wireless carriers to provide service to our customers when they travel to areas not covered by our network. We have long-term roaming agreements with many wireless carriers. These roaming agreements enable us to offer regional and nationwide plans at attractive rates. Our U.S. wireless roaming revenue for fiscal 2009 was $59.6 million, or 5.7% of our consolidated revenue. Our network operates primarily using 850 MHz spectrum. We hold licenses for 25 MHz of spectrum in the 850 MHz frequency band in 30

U.S. wireless markets covering approximately 6.1 million Pops. We believe our 850 MHz cellular spectrum, which has favorable transmission characteristics for deploying wireless networks in non-urban areas, provides us with a strategic advantage over the wireless carriers in our markets that utilize 1900 MHz Personnel Communications Services (“PCS”) spectrum and 1700-2100 Advanced Wireless Services (“AWS”) spectrum.

Our network currently employs GSM (Global System for Mobile Communications) technology that supports EDGE (Enhanced Data Rates for Global Evolution) and GPRS (General Packet Radio Service) advanced data technology. GSM aligns our technology with our largest roaming partners. We launched GSM service in our Midwest cluster in November 2003 and in our Southeast cluster in November 2004. GSM service is currently available at 100% of our U.S. wireless cell sites and allows for greater functionality of phones and greater network efficiency as compared to our legacy TDMA (Time Division Multiple Access) network. In July 2008, we shut down our analog and TDMA networks and migrated our remaining TDMA customers to our GSM network. . We had expected to deploy a 3G UMTS network in parts of our U.S. wireless footprint during fiscal 2009, however, this deployment was postponed due to a number of factors.

Puerto Rico

In Puerto Rico, we offer wireless and broadband communications services. We also offer wireless services in the U.S. Virgin Islands. The FCC licenses we own in Puerto Rico also cover the U.S. Virgin Islands. Puerto Rico is a U.S. dollar-denominated and FCC-regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest and 5 most dense U.S. wireless markets in terms of population.

Puerto Rico Wireless.  Our Puerto Rico wireless operations cover a population of approximately 4.0 million and serves Puerto Rico and the U.S. Virgin Islands using CDMA technology, which supports EV-DO (evolution, data-optimized) technology. We launched wireless services in Puerto Rico in December 1996 and in the U.S. Virgin Islands in June 2001.

We provide wireless services in Puerto Rico and the U.S. Virgin Islands using a 30 MHz license in the 1900 MHz frequency band. Our wireless network is supported by our high-capacity terrestrial and undersea fiber-optic network, which links our markets to the United States and decreases our network costs. In Puerto Rico and the U.S. Virgin Islands we have deployed a 100% 3G technology network using EV-DO Revision A (Rev. A) technology. EV-DO services provide a broadband-like wireless data experience with peak speeds of up to 3.1 Mbps and provide faster downloading when accessing the Internet and retrieving e-mail, including large attachments and other bandwidth-intensive applications. We also offer a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install AC powered device that utilizes our EV-DO network. We market our services in Puerto Rico under the name Centennial de Puerto Rico. Our Instant Internet customers have become an increasingly larger portion of our Puerto Rico wireless business.

Puerto Rico Broadband.  In Puerto Rico, we have built a fully integrated communications company since our launch in 1997. We have a 1,400-route mile fiber network connected to approximately 2,500 buildings. Puerto Rico has high business density and approximately one-third of the Fortune 500 maintains a local presence. We provide a broad range of services, including switched voice, private line services, voice over Internet protocol (“VoIP”), international long distance, data, toll-free and Internet-related services, to business and, to a lesser extent, residential customers over our own fiber-optic (terrestrial and undersea) and microwave networks. In our retail business, we provide switched voice and high capacity data and IP solutions to large and medium enterprise customers. In our wholesale business, we provide connectivity between the cell sites and switching equipment for most of our wireless competitors in Puerto Rico, backhaul capacity for the long distance carriers, various voice and data services for the cable television operators and services to Internet Service Providers (“ISPs”). We focus on large and medium businesses and deliver a full suite of connectivity solutions to enterprise and telecommunications carrier customers, including AT&T Mobility, Sprint Nextel, the three cable television operators in Puerto Rico (One-Link Communications, Choice Cable and Liberty Cable), Cisco Systems, Hewlett-Packard, Lucent Technologies, Pfizer, Procter & Gamble, the University of Puerto Rico, Wal-Mart, Net2Phone (IDT), Schering-Plough, Oracle, Telefonica, Direct TV, Verizon Business, Level 3 and Banco Popular.

To complement our terrestrial fiber-optic networks, we own significant undersea fiber-optic capacity connecting Puerto Rico with our international gateway switch in Miami, Florida. In July 2008, we lit a new undersea fiber-optic cable named GCN-1, which runs from Puerto Rico to St. Croix, where it interconnects with our existing capacity that connects St. Croix to Miami. This extensive fiber network allows us to offer customers with operations in our Puerto Rico service area low-cost, high-quality, end-to-end broadband solutions. Our extensive terrestrial fiber-optic network supports all of our services and, when coupled with our undersea fiber-optic capacity, allows us to offer our customers a single-vendor solution for broadband connectivity to the United States. We believe this fiber network offers a competitive advantage over the incumbent, The Puerto Rico Telephone Company (“PRTC”), which in many areas operates a legacy copper network, in terms of cost, reliability, bandwidth speeds and variety of services offered.

Wireless Telephone Markets

The chart below sets forth information regarding our wireless operations as of May 31, 2009, based on data obtained from 2004 Claritas, Inc. estimates with respect to our U.S. service areas and the United States Census Bureau for Puerto Rico and the United States Virgin Islands service areas. Those U.S. wireless cellular telephone systems which are in Metropolitan Statistical Areas, or MSAs, are asterisked; the remainder are in Rural Service Areas, or RSAs.

As of May 31, 2009, we had 1,078,200 wireless subscribers in the markets listed below.

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

U.S. Wireless Telephone Systems
Midwest Cluster
Kalamazoo, MI*	100.0%	321,500	321,500	25	850
Cass, MI	100.0%	308,100	308,100	25	850
Newaygo, MI	100.0%	262,500	262,500	25	850
Battle Creek, MI*	100.0%	197,100	197,100	25	850
Benton Harbor, MI*	100.0%	162,200	162,200	25	850
Jackson, MI*	100.0%	162,500	162,500	25	850
Roscommon, MI	100.0%	150,700	150,700	25	850
Allegan, MI	100.0%	111,600	111,600	25	850
Grand Rapids, MI	100.0%	846,000	846,000	10	1900
				20	1700-2100
Lansing, MI	100.0%	521,200	521,200	10	1900
				20	1700-2100
Muskegan, MI	100.0%	230,100	230,100	10	1900
Saginaw-Bay City, MI	100.0%	404,000	404,000	10	1900
South Bend, IN*	100.0%	314,900	314,900	25	850
Richmond, IN	100.0%	218,500	218,500	25	850
Newton, IN	100.0%	217,500	217,500	25	850
Elkhart-Goshen, IN*	92.0%	188,800	173,700	25	850
Fort Wayne, IN*	100.0%	476,100	476,100	25	850
				10	1900
Miami, IN	100.0%	186,500	186,500	25	850
Kosciusko, IN	100.0%	192,100	192,100	25	850
Huntington, IN	100.0%	145,300	145,300	25	850
Kokomo, IN*	100.0%	101,400	101,400	25	850
Muncie, IN	100.0%	117,700	117,700	10	1900

Markets	Ownership	Pops	Net Pops	Spectrum (MHz)	Band (MHz)

Anderson, IN	100.0%	131,500	131,500	10	1900
Lafayette, IN(1)	100.0%	280,800	280,800	10	1900
Williams, OH	100.0%	127,200	127,200	25	850
Lima, OH	100.0%	249,300	249,300	20	1900
Findlay-Tifflin, OH	100.0%	153,400	153,400	30	1900

Midwest Cluster Subtotal		6,778,500	6,763,400

Southeast Cluster
Beauregard, LA	100.0%	401,300	401,300	25	850
Lafayette, LA*	95.0%	246,100	233,800	25	850
West Feliciana, LA	100.0%	194,700	194,700	25	850
Alexandria, LA*	100.0%	146,400	146,400	25	850
Iberville, LA	100.0%	159,100	159,100	25	850
DeSoto, LA	100.0%	112,700	112,700	25	850
Bastrop, LA	100.0%	80,800	80,800	25	850
Caldwell, LA	100.0%	72,200	72,200	25	850
Lake Charles, LA*	100.0%	183,900	183,900	25	850
Beaumont-Port Arthur, TX*	100.0%	384,700	384,700	25	850
Claiborne, MS	100.0%	158,900	158,900	25	850
Copiah, MS	100.0%	123,600	123,600	25	850

Southeast Cluster Subtotal		2,264,400	2,252,100

Total U.S. Wireless Telephone Systems		9,042,900	9,015,500

Puerto Rico Wireless Telephone Systems
Puerto Rico Wireless Telephone System (including the U.S. Virgin Islands)	100.0%	4,003,500	4,003,500	30	1900

Total U.S. Wireless Telephone Systems and Puerto Rico Wireless Telephone Systems		13,046,400	13,019,000

(1)	Approximately 75,000 of the Pops in the Lafayette, Indiana market overlap other Pops owned by us.

Products and Services

Wireless.  The nature of the products and services we offer varies depending on the market. Our principal source of revenue is derived from providing network access to wireless telephone subscribers. We offer primarily postpaid and, to a significantly lesser extent, prepaid wireless services. Other services available to wireless telephone subscribers are similar to those provided by conventional landline telephone systems, including custom calling features such as voice mail, caller ID, call forwarding, call waiting and conference calling. We also offer our customers email services on their wireless devices and various messaging services, including text, picture and multimedia messaging services. In addition, our customers can access the Internet directly from their handsets and we offer our customers the ability to download games, ring tones and other applications. In Puerto Rico, we have deployed EV-DO technology, which provides peak speeds of up to 3.1 Mbps for faster downloading when accessing the Internet and retrieving e-mail. We also offer a fixed broadband wireless service in Puerto Rico under the name Instant Internet which enables customers to connect their home computers or laptops to the Internet using an easy to install plug-in device that utilizes our EV-DO network. We also offer hosted wireless e-mail services in the United States and Puerto Rico. During fiscal 2008, we re-launched a wireless home phone product that allows customers to replace their existing landline telephones. The easy-to-install telephone plugs directly into an AC wall outlet and uses our wireless network to transmit calls.

We offer our wireless customers a variety of handsets employing GSM technology in the United States and CDMA technology in Puerto Rico. We offer for sale a variety of handsets primarily from Motorola, Nokia, Blackberry, HTC, Sony Ericsson and UTStarcom and laptop cards that enable customers to connect their laptop computers to the Internet using a wireless connection. We frequently discount wireless handset devices sold to new and current customers in response to competition, to attract new customers and to retain existing customers. We also sell a variety of accessories including batteries, hands-free devices, chargers and other items.

We offer a variety of rate plans (both national and regional) designed to meet the varied needs of our customers, including Lifeline/Link-Up plans to qualifying low-income customers. Our rate plans in the United States consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges for additional minutes of use. We also recently introduced an unlimited rate plan in the U.S. In Puerto Rico, we offer principally unlimited voice and data usage for a flat monthly fee.

Broadband.  In our Puerto Rico service area, we offer a broad range of communications services including basic local and long distance voice services, ATM (asynchronous transfer mode), frame relay, Wi-Fi (wireless fidelity), gigabit ethernet dedicated access, dedicated Internet ports, international long distance, switched access, high speed Internet access, and private line services. All services are provided over our own fiber-optic and microwave networks. We also offer our customers multiple types of data center services, including server and storage collocation, web hosting and managed services. Most of these services are an extension of our core network and transport products. We also offer a converged service, our Aptus(tm) service suite, allowing business customers the ability to manage all their voice communications needs through a single, integrated VoIP platform.

Roaming

We have negotiated agreements with our roaming partners that allow both companies’ customers to make and receive calls outside of their home calling areas. During the last several years, we significantly lowered our prices to our roaming partners and also significantly reduced the cost per minute we pay our roaming partners when our subscribers are roaming on their networks. Our roaming revenue in fiscal 2009 was $69.7 million, or 6.6% of our consolidated revenue, of which $59.6 million was generated from our U.S. wireless operations. While roaming has been an important part of our revenue, we have placed more emphasis on building our wireless retail business and believe that roaming revenues will decline over the long term.

Sales and Marketing; Distribution; Training

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

We distribute our products and services primarily through company-owned retail stores and kiosks and, to a lesser extent, third party dealers and agents. We also distribute products using direct fulfillment to customers who purchase items through our website. As of May 31, 2009, we operated 136 retail outlets in the United States and 73 retail outlets in Puerto Rico, consisting of retail stores and kiosks. We use a variety of television, billboard, radio and newspaper advertising to stimulate interest in our services, increase our customer base, increase usage and reduce subscriber cancellations.

In both our U.S. and Puerto Rico wireless operations, we use our own internal sales force and, to a lesser extent, independent agents and dealers to sell our services. We believe we rely less on outside agents and dealers than larger, nationwide or global carriers. We believe this distribution strategy enables us to provide a superior sales and customer service experience to our customers. Our employees are generally paid a base salary plus commissions. Our dealers are independent contractors paid on a commission basis.

In the U.S. and Puerto Rico, we have established full-time training facilities for our Associates. We refer to these training centers as “Centennial University” and believe that the robust training we provide our sales and service Associates at Centennial University creates a competitive advantage. Each of our new sales and service Associates receives significant training prior to direct contact with customers. This initial training is supplemented periodically throughout the year as new products and rate plans are introduced.

Customer Service

We are committed to assuring consistently high-quality customer service. We have established local customer support facilities in our U.S. and Puerto Rico markets. We believe that by having local offices and customer support facilities, we are better able to service customers and monitor the technical quality of our telecommunications services. We have company-owned, centralized customer service centers located in Fort Wayne, Indiana, and Carolina, Puerto Rico, serving our U.S. and Puerto Rico customers, respectively. We also outsource certain call center functions in Puerto Rico.

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

We use GSM technology in our U.S. wireless markets. AT&T Mobility and T-Mobile USA currently use GSM technology. GSM is a digital wireless technology originally developed by the European telecommunications operators. It has since been adopted by wireless carriers around the world and is currently the most widely used wireless technology in the world. In July 2008, we shut down our 1G analog and 2G TDMA networks in our U.S. business and migrated our remaining TDMA customers to our GSM network. We have deployed soft switch technology which we expect will provide cost reductions and operating flexibility as we continue to roll out new services. As of May 31, 2009, our U.S. wireless operations had 1,171 cell sites. We are currently evaluating an upgrade of our U.S. wireless networks to 3G technology. We generally use equipment manufactured by Ericsson in our U.S. wireless markets.

As of May 31, 2009 our Puerto Rico Wireless operations had 469 cell sites. In Puerto Rico, we have deployed CDMA 2000/EV-DO technology, which is also used by Verizon Wireless and Sprint Nextel. We continue to deploy our EV-DO network throughout Puerto Rico and have now deployed EV-DO Rev. A, which covers approximately 90% of the island and which provides additional enhancements in data speeds and multimedia features. Our Puerto Rico wireless network uses CDMA technology supplied by Nortel Networks. The latest generation of this technology is capable of carrying voice and data traffic at speeds significantly higher than the previous wireless technology and faster than dial-up landline Internet connections.

As of May 31, 2009, our Puerto Rico broadband business had 1,400 route miles of fiber. We use Lucent switching equipment, and have installed a Nortel soft switch, which enables us to offer new and customized services and features to our customers.

Billing and Operational Support Systems

We operate management information systems to handle customer care, billing, network management, financial and administrative services. In July 2008, we switched our primary vendor for outsourced billing and related services from Convergys Information Management Group, Inc. (“Convergys”) to Fidelity Information Services. In connection with this transition, we entered into agreements with Convergys to license from Convergys the software that is utilized for our billing-related services (including customer care, billing processing and other billing related services). Our Puerto Rico broadband billing and customer support services are supported by Intec SingleView systems.

Competition

Wireless.  The wireless telecommunications industry is highly competitive. We compete on the basis of, among others, quality, price, handset selection, area served, network coverage, services offered, and responsiveness of customer service. The telecommunications industry continues to experience rapid technological change. With the development of new technologies, products and services, competition for wireless subscribers has intensified.

In general, in each of our U.S. wireless markets we have four or five competitors. PCS operators have continued to build out their networks in our service areas and we expect this trend to continue. Our primary competitors in our U.S. wireless markets are ALLTEL (now part of Verizon), AT&T Mobility, Sprint Nextel, T-Mobile USA, U.S. Cellular, Verizon Wireless and mobile virtual network operators, or MVNOs, such as Virgin Mobile and Tracfone Wireless. In addition, Leap Wireless and MetroPCS, which offer unlimited rate plans for a fixed monthly fee with no contracts, have entered certain of our markets.

The Puerto Rico wireless market is also highly competitive. In Puerto Rico, we compete with five other wireless carriers: America Movil, AT&T Mobility, Open Mobile, Sprint Nextel, and T-Mobile.

We also compete to a lesser extent with paging, dispatch services and resellers. As wireless service is becoming a viable alternative to traditional landline phone service, we are increasingly competing directly with the traditional landline telephone companies and other landline telephone providers for customers.

Many new companies purchased licenses in the FCC’s auction of AWS spectrum in 2006, including a consortium of cable television operators, and may begin offering wireless services. In addition, the FCC auctioned off 62 MHz of spectrum in the 700 MHz band in January 2008. Given the favorable transmission characteristics of 700 MHz frequencies for deployment of wireless networks in rural areas, it is possible that additional competitors will emerge in our markets. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us. In the future, we may also face increasing competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, satellite services and VoIP.

Broadband.  Our Puerto Rico operations hold an authorization to provide broadband services in Puerto Rico, and an authorization to provide facilities-based international long distance service in the United States. Our main competitors for our broadband services in Puerto Rico are the PRTC, Worldnet and Prepa.Net. Over the last couple of years, Worldnet and Prepa.Net have increased their presence in the wireline market and constructed their own facilities. Prepa.Net is a subsidiary of the government owned electric utility in Puerto Rico. In addition, we cannot be sure that other broadband operators will not construct facilities in the future. For example, Sprint Nextel owns significant spectrum in the 2.5 GHz band capable of deploying Wi-Max technology. Due to the continuing technological advances in telecommunications, it is impossible to predict the extent of future competition.

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

The AWS licenses that were auctioned by the FCC in August 2006 cover 90 MHz of spectrum in the 1710-1755 and 2110-2155 MHz frequency bands and are divided into six different frequency blocks that cover geographic markets of varying sizes. The FCC requires AWS licensees to demonstrate that they provide substantial service by the end of their 10 or 15 year license terms, and any licensee that fails to meet this requirement will forfeit its license and will be ineligible to regain it. We acquired 20 MHz licenses in Grand Rapids and Lansing, Michigan, in the AWS auction. The AWS frequency bands contain a variety of incumbent government and non-government operations that may require relocation before the AWS licensee can commence operations that would interfere with the incumbent’s operations. We did not participate in the 700 MHz auction in 2008.

The FCC generally issues CMRS licenses for a term of ten years, after which they must be renewed. CMRS licenses may be revoked and license renewal applications denied by the FCC for cause. Under present rules, there may be competition for a CMRS license upon the expiration of its initial license term. While there can be no assurance that any license will be renewed, the FCC’s rules provide for a significant renewal preference to cellular and PCS licensees that have used their spectrum for its intended purpose, have built a network and have complied with FCC regulations and federal communication statutes. If a CMRS licensee is awarded a renewal expectancy, its renewal will be granted without further consideration of any competing applications. While our licenses have been renewed regularly by the FCC in the past, and we believe that we have used our spectrum for its intended purpose and within applicable requirements and have built an extensive network, there can be no assurance that all of our licenses will be renewed in the future. Our wireless licenses expire in various years from 2009 to 2019.

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

Ownership regulations include the requirement to obtain prior FCC approval before completing most types of acquisitions and assignments of FCC licenses, including our pending acquisition by AT&T. The FCC has not yet approved the AT&T Transaction. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer or assignment.

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

State and Local Regulation.  Under federal laws, no state may regulate the entry of CMRS providers or the rates charged for CMRS service. However, states can regulate some other terms and conditions of service. The location and construction of CMRS facilities, including transmission towers, antennas and equipment shelters, may be subject to state or local zoning, land use and other local regulations. Before a system can be put into commercial operation, the holder of a CMRS license must obtain all necessary zoning and building permit approvals for the transmitter sites and switching locations. Local jurisdictions control access to the rights-of-way and state governments (often public utility commissions) have the right to set rules relating to customer service. For example, many states and local communities have enacted laws restricting the use of wireless phones while driving a motor vehicle. Several other state and local legislative bodies have proposed legislation to adopt similar laws. These laws could reduce subscriber usage and lead to potential litigation against wireless carriers. See “Item 1A — Risk Factors”.

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

In Puerto Rico, following a change in vendors for our network, we elected to switch from a network-based system of locating emergency calls to one that is handset based. The FCC’s regulations required carriers using a handset-based solution to have provided 95% of their customer base with compliant phones by December 31, 2005. Although we did not meet this 95% requirement by such date, we are currently above the 95% requirement and in compliance. In May 2005, the FCC determined that VoIP providers, like us in Puerto Rico, must also implement 911 notification and location capabilities.

In September 2007, the FCC adopted an order that requires CMRS carriers to meet interim, annual E911 Phase II location accuracy benchmarks at the Public Safety Answering Point (“PSAP”) service-area on progressively smaller geographic levels over the next five years in order to ensure that carriers achieve PSAP-level compliance no later than September 11, 2012. Compliance with this order may require significant expenditures. Several carriers have filed challenges to, or appeals of, the FCC’s order. In August 2008, the FCC agreed to voluntarily withdraw the new regulations, citing the public safety community’s agreement that less onerous regulations would meet their needs. The FCC is currently considering a new compromise proposal to modify those requirements. Under the new proposal, in 2012, instead of measuring the accuracy at the PSAP level, carriers would be required to measure accuracy at the county level, an easier standard to meet. These E911 requirements could require additional capital investment in our infrastructure, and these expenditures may be material. The FCC also has left open the possibility of future E911 requirements. Failure to meet or maintain compliance with the FCC’s E911 requirements can subject us to significant penalties.

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

Universal Service.  We are required to contribute to the federal USF, and to equivalent state funds. In general, these funds are created to subsidize telecommunications services in rural and high-cost areas of the United States. During fiscal 2009, we recorded approximately $51.7 million in payments from the federal USF in connection with our operations in Indiana, Louisiana, Michigan, Mississippi, Puerto Rico and the U.S. Virgin Islands, based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding.

On May 1, 2008, the FCC imposed an interim cap on high-cost USF support to competitive ETCs like us, which limits total annual support for competitive ETCs at the level of support that they were eligible to receive in each state during March 2008. The FCC is also considering other significant changes to the way USF is disbursed to program recipients and in January 2008, the FCC issued three separate Notices of Proposed Rulemaking (“NPRMs”) seeking comment on (i) the use of reverse auctions to determine the amount of USF support to provide to ETCs and the level of support to be given to a particular service area; (ii) the elimination of the identical support rule, thereby requiring wireless carriers to receive support based on their own costs rather than the per line costs of the incumbent wireline company and (iii) the creation of separate funds for wireless, landline and broadband with caps on such funds. As part of the proposal to eliminate the identical support rule, the FCC has tentatively concluded to eliminate all Interstate Access Support and Interstate Common Line Support. If this rule is implemented, a substantial portion of our USF funding could be eliminated, including all the support we receive in Puerto Rico. During fiscal 2009, we recorded $22.9 million in payments from the USF relating to our Puerto Rico operations. It is not possible to predict whether or when any of the NPRMs will be adopted or whether or when other reform to USF may take place. However, implementation of some of the proposals could significantly decrease the amount of USF support we receive.

Number Pooling.  The telecommunications industry has been faced with an apparent shortage of available telephone numbers, arising from many different factors within the industry. As a consequence, the FCC and state regulators have promoted the efficient use of available numbers. The FCC has imposed what is referred to as “thousand block pooling.” Since 2002, carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. To request additional blocks, carriers must meet utilization thresholds set by the FCC with respect to the numbers they have already been assigned. This more restrictive pooling requirement has forced carriers to more closely track their number utilization, imposing greater administrative burdens and increased pressure to implement number portability, which may require possible equipment upgrades.

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

Hearing Aid Compatibility (HAC).  The FCC requires wireless carriers and handset manufacturers to make available to customers handsets that meet certain technical requirements allowing hearing aid users to have access to digital wireless services. These rules recently have been revised, and the revised rules require that, over a period of several years, progressively increasing percentages of wireless handsets offered by wireless carriers meet the required air interface standards for radio frequency interference. All of these requirements impose obligations that will require wireless providers like us to invest in handsets that meet the required criteria and as such may increase the cost of the wireless phones we offer our customers. We believe we are currently in compliance with these rules. However, in September 2006, we requested a temporary waiver of one of the compliance deadlines. In February 2008, the FCC denied our waiver request, and in June 2008, the FCC proposed a $40,000 fine for failing to meet the September 2006 deadline. We have appealed the FCC fine and a decision is pending.

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

Early Termination Fees.  The FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the areas where we operate. The FCC was expected to take some type of action in this proceeding before the end of 2008 but took no formal action in 2008 and thus far in 2009. However, the FCC did conduct a public hearing concerning wireless carriers’ early termination fee practices and legislation has been introduced in Congress which would regulate wireless carriers’ ability to charge early termination fees to customers.

Roaming.  The FCC requires all CMRS carriers to provide manual roaming capability to the services of another carrier while such customer is located within any portion of the carrier’s licensed service area if such customer is using mobile equipment that is technically compatible with the carrier’s service offering. In 2007, the FCC expanded this rule by requiring wireless carriers to allow other wireless carriers’ customers to roam on their systems “automatically,” that is, by prior agreement between carriers and ruled that automatic roaming is a common carrier obligation. The FCC ruling applies only to “real-time, two way switched voice or data services that are interconnected with the public switched network” and text messaging services. The ruling, however, does not extend the obligation to markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such market, and does not extend the obligation to wireless data services. The FCC has sought additional comment on the possibility of extending this requirement to data roaming which is not connected to the public switched network, such as wireless broadband internet access.

Customer Proprietary Network Information; Privacy.  FCC rules restrict a telecommunications carrier’s use of CPNI for marketing and other purposes without prior customer approval. In 2007, the FCC adopted additional requirements for the handling, safeguarding and use of CPNI that will increase our regulatory obligations and the costs of providing service to our customers. In addition, we are obligated to comply with a variety of other federal and state privacy and consumer protection requirements. State legislatures and regulators are considering imposing additional requirements on telecommunications carriers to further protect the privacy of wireless customers. If we fail to comply with these rules and regulations, we could be subject to substantial fines and penalties. In addition, the failure to adequately safeguard our customers’ personal information could severely damage our reputation.

WARN Act.  In October 2006, President Bush signed into law the Warning, Alert, and Response Network Act, or the WARN Act. The WARN Act seeks to modernize the national emergency alert system, or EAS, by using wireless communications devices to disseminate alerts in response to natural or man-made disasters and terrorist attacks. The WARN Act gives CMRS carriers the option to participate voluntarily in the emergency system or to elect not to participate (with appropriate notice to consumers). We have tentatively elected to participate in the EAS program pending the release of more specific information concerning network requirements. We will monitor the development of standards, protocols and procedures for the delivery of emergency alerts to users of CMRS and may reconsider our participation in EAS. Participation may entail capital expenditures and increased regulatory obligations and operating costs. The FCC separately has a rulemaking proceeding pending that was initiated prior to the WARN Act’s enactment to consider rules for the expansion of EAS to CMRS providers.

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

Broadband Economic Stimulus.  Congress recently enacted the American Recovery and Reinvestment Act of 2009 ( the “Recovery Act”), which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants to provide access to broadband service to consumers residing in rural, unserved or underserved areas of the United States. Carriers like us are eligible to receive funding grants and we may apply for funding. Applications for the first round of funding are due by August 14, 2009. If our competitors or new entrants receive grants, such funds could provide them with a competitive advantage.

Matters Specific to Our Puerto Rico Operations.  Comprehensive telecommunications reform legislation was enacted in 1996 by the Commonwealth of Puerto Rico. This legislation, titled the Puerto Rico Telecommunications Act of 1996, or the Puerto Rico Act, was intended to coordinate Puerto Rico telecommunications regulatory law with the federal 1996 Act. Both laws were intended to open telecommunications markets to competition, and both establish, among other things, procedures by which competing telecommunications carriers can obtain the right to interconnect their networks and exchange traffic with their competitors. Among other things, the Puerto Rico Act established the Telecommunications Regulatory Board of Puerto Rico, or TRB, which was given primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in such services or providers. Under these laws, competing telecommunications carriers like us may demand contract negotiations with established firms such as PRTC, with the TRB acting as an arbitrator to decide issues the parties cannot successfully negotiate. A party unhappy with the TRB’s rulings may appeal them to federal court. Under these procedures, we established interconnection agreements with PRTC in 1997, 2002, 2005 and most recently in 2008. With the exception of the original agreement in 1997, either we, PRTC, or both have sought federal court review of some aspects of the TRB’s rulings regarding these agreements.

A continuing area of dispute between us and PRTC is the amount that each must pay when exchanging traffic with the other. Different rates apply to the exchange of different classes of traffic. We generally favor treating as much traffic as possible as local in nature, which generally results in the lowest intercarrier payments. The TRB has broadly agreed with us and has ordered PRTC and us generally to classify traffic as local as long as it begins and ends within our Puerto-Rico-wide local calling area. In the most recent proceeding before the TRB, the TRB rejected our proposals to include within that rule certain on-island traffic that we bill to end users as toll traffic, and VoIP traffic that is carried to or from Puerto Rico as Internet data rather than as a traditional telephone call. We are seeking review of those determinations in court. At the same time, the TRB granted our request to require PRTC to facilitate the establishment and expansion of efficient direct interconnection between our landline and wireless networks and PRTC’s “Claro” wireless network, and also clarified and limited the circumstances in which our wireless operations might have to pay PRTC for receiving landline calls from PRTC subscribers. PRTC is seeking review of those determinations. We cannot predict the outcome of these court proceedings.

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

Employees

We had approximately 2,900 employees as of May 31, 2009. Our employees are not represented by a labor organization. We consider our relationship with our employees to be good.

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

There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated. The AT&T Transaction was approved by our stockholders in February 2009. Completion of the AT&T Transaction is not subject to a financing condition but remains subject to (i) approval by the FCC and (ii) other customary conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired; however, the parties are still discussing the transaction with the Department of Justice. The parties anticipate that the AT&T Transaction will be completed during the third quarter of calendar year 2009, assuming timely satisfaction or waiver of all remaining closing conditions. However, there is no assurance that the conditions to the completion of the AT&T Transaction will be satisfied or waived, taking into account the current regulatory environment. Failure to consummate the AT&T Transaction for any reason, or an extended delay before consummation, could have a material adverse effect on our business, results of operations and financial condition and result in a significant decline in the market price of our common stock. If the AT&T Transaction is not completed, there is no assurance that a comparable transaction will occur. Under certain circumstances, if the AT&T Transaction is terminated, we may be required to pay AT&T a termination fee of $28.5 million and reimbursement of out-of-pocket fees and expenses not exceeding $7.0 million.

The merger agreement with AT&T restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

The pendency of the AT&T Transaction could have a negative impact on our business, including making it more difficult to attract and retain customers.

Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by AT&T.

The proposed acquisition by AT&T could cause disruptions in our business, which could have an adverse effect on our business, results of operations and financial condition, whether or not the AT&T Transaction is consummated. For example:

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

The effects of a recession in the United States and general downturn in the global economy, including the illiquidity in the credit markets could have a material adverse effect on our business and consolidated results of operations.

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

In addition, consolidation among wireless carriers as well as the entry of mobile virtual network operators, such as Virgin Mobile, have intensified the competitive environment in our markets. New communications technologies such as Wi-Fi, Wi-Max, satellite services and VoIP are being developed and deployed which will increase competition. The FCC continues to auction new spectrum which will only serve to increase competition in the future. For example, the FCC auctioned off 90 MHz of new wireless spectrum in 2006 in the 1700-2100 bands and 62 MHz of additional spectrum in the 700 MHz band in 2008, which may lead to additional competition from new entrants, including non-traditional telecommunications carriers such as cable television companies. Indeed, the telecommunications industry has seen a blurring of traditional dividing lines between wireline, wireless, data, Internet and video providers. Many of our competitors are able to offer bundles of these services that we cannot match. With so many companies targeting many of the same customers, the pressure to offer free or heavily-subsidized handsets has and may continue to increase. We may not be able to successfully retain our existing customers and attract new customers and as a result grow our customer base and revenue. In addition, the intense competition we face from larger, more technologically advanced carriers, may force us to spend significantly more on capital expenditures than we currently anticipate to remain competitive.

Our broadband business in Puerto Rico also faces increased competition. Our broadband business in Puerto Rico currently competes against many companies, including local exchange carriers such as PRTC and Worldnet, ISPs such as PRTC, Caribe.net and AOL, interexchange carriers such as AT&T, PRTC, Sprint, Primus and Worldnet and several emerging VoIP providers. In addition, our broadband business competes against Prepa.Net, an affiliate of the local power company. We expect competition for customers’ share of their telecommunications revenues to continue to be extremely competitive. This has, and may continue to, cause prices to decline.

Our inability to gain access to the latest technology handsets in a timeframe and at a cost similar to our competitors could have an adverse effect on our business, financial condition and consolidated results of operations.

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

Wireless data services have become a meaningful component of many wireless carriers’ strategies and financial results. Many of the national wireless carriers have invested (and will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, revenue from new data services helps offset some of the ARPU decline caused by lower prices for voice service. Similarly, as customers increasingly demand wireless data services as part of the core feature set for their phones, the failure to offer such services could reduce sales and increase churn. Currently, in some of our markets, our wireless data offerings are not as robust as those offered by some of our competitors and may never be. Often times, we cannot gain access to certain of the proprietary data content available to national operators. If we are unable to successfully incorporate the most advanced wireless data services, including certain 3G and 4G technologies, into our service offerings, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that we can provide wireless data services on a profitable basis or that vendors will develop and make available to companies our size popular applications and handsets with features, functionality and pricing desired by customers. Furthermore, we rely on third parties to provide us access to such data, music and video services and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services or handsets at a reasonable cost and on a timely basis our business could be adversely affected.

Roaming revenue represented 6.6% of fiscal 2009 consolidated revenue and is likely to decline in the future. Significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations.

We earn a portion of our revenue from agreements with other wireless communications providers whose customers enter our service areas and use their wireless phones, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that such declines will continue for the foreseeable future. For fiscal 2009, we recorded $69.7 million of roaming revenue, including $59.6 million for our U.S. wireless segment and $10.1 million for our Puerto Rico wireless segment. Roaming revenue accounted for approximately 6.6% of our consolidated revenue for fiscal 2009. Additionally, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. As our roaming partners continue to build out their networks in our service areas, we would expect them to limit the ability of their subscribers to roam on our network. The loss of this roaming traffic could have a material adverse effect on our consolidated results of operations. In addition, our roaming partners may terminate their roaming agreements with us under certain circumstances. Accordingly, our roaming agreements may be terminated or renegotiated on less favorable terms. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners and our roaming agreements do not require that our roaming partners use our network. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue. We continue to expect roaming revenues to decline and significant declines in roaming revenue could have a material adverse effect on our consolidated results of operations.

Our failure to maintain roaming arrangements could have a material adverse effect on our ability to provide service to our customers who travel outside our coverage area.

In our U.S. wireless operations, we control licenses that cover approximately 9 million people — a small percentage of the total population in the United States. Most of our competitors have networks that cover substantially all of the population in the United States and have roaming agreements with international operators that provide international roaming to more countries and at lower prices than we offer. To supplement our limited on-network coverage, we have entered into roaming agreements with national carriers which enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers regional and national rate plans that include areas for which we do not own wireless licenses. In 2007, the FCC adopted a report and order that clarified that CMRS providers are required to provide automatic roaming for voice and SMS text-messaging services on just, reasonable and non-discriminatory terms. However, the FCC order does not address roaming for data services or the mechanism for determining the reasonableness of roaming rates for voice services. Although we have entered into multi-year roaming agreements with different national carriers, these agreements are subject to renewal and termination under certain circumstances. If we are not able to maintain roaming agreements with other wireless carriers on favorable terms or at all, we may no longer be able to offer these regional and national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. In addition, while certain of our roaming agreements require other carriers’ customers to use our network when roaming, our roaming agreements do not prevent our roaming partners from competing directly against us in our markets. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements, could insist on materially less favorable terms and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether, which could have a material adverse effect on our consolidated results of operations.

If the roaming rates we pay third parties increase or our subscribers significantly increase their off-network usage, our financial results could be negatively affected.

Most of our competitors have national networks which allow them to more economically offer nationwide rate plans. We do not have a national network but offer our customers nationwide rate plans that do not include an incremental charge for roaming. While we have entered into long-term agreements with other wireless carriers with attractive roaming rates, those agreements are subject to renewal and termination under certain circumstances and there is no assurance that we could obtain similar rates from other companies. In addition, our aggregate roaming costs are highly susceptible to the geographic calling patterns of our customers. As we continue to sell more rate plans that do not include any incremental charge for roaming, we expect that our roaming expense will increase. If our roaming rates were to increase or the amount of minutes used by our customers not on our network were to increase, our consolidated financial results could be negatively affected.

We may be unable to obtain additional spectrum in the future at a reasonable cost.

To keep pace with increased customer demands, roll out next generation technologies and improve the quality of our existing networks, we will need to obtain additional spectrum in our service areas. Spectrum may be acquired through a variety of means, including acquisition, swaps or leasing arrangements or from the FCC in an auction. Certain spectrum recently auctioned off may not be compatible with our existing spectrum and vendors may not manufacture suitable equipment and handsets to use such spectrum with our existing spectrum. There can be no assurance that additional spectrum will be available to us or whether we will have the capital needed to acquire such spectrum. Failure to obtain the necessary spectrum could prevent us from offering new advanced services and could result in increased churn and our inability to attract new customers who increasingly expect and demand these new services.

We may expand our business by acquiring new markets or businesses and may be unable to successfully integrate these new markets or businesses which could have an adverse effect on our financial results.

We may seek to expand our footprint and acquire additional wireless markets or other properties. These transactions involve many risks, both operational and financial in nature. Any acquisition of new markets will require integrating the acquired markets with our existing markets, including integrating the billing, customer care, network, personnel and other systems, many of which may be very different than our existing systems. In addition, we may experience delays or fail to realize the benefits that we had anticipated from any acquisition. Acquisitions also divert management attention away from the existing business and can be a disruption to the ongoing business. Integrating new markets is often very difficult and time consuming and has the potential to negatively impact customer service and churn levels. In addition, it is possible that we would need to provide the customers of the acquired business with new handsets at a subsidized price, which could have a negative impact on our financial results. If we undertake an acquisition and are not successful in our integration efforts, our business and consolidated results of operations could be adversely affected.

We may incur significantly higher wireless handset subsidy costs than we anticipate which could have a material adverse effect on our financial results.

As the functionality of handsets continues to expand, the price of handsets has generally increased. In addition, our customers are increasingly demanding that we provide them with new handsets more frequently than in the past. We believe that, on average, we pay more for our handsets than do the national carriers with whom we compete. We generally subsidize a portion of the price of the handset to our customers. As a result, at the time we provide a handset to a customer, we incur an expense equal to the difference between the price we pay for the handset and the price we receive from our customer. Many of our competitors maintain aggressive handset promotions, including giving away free handsets. To remain competitive, we may be forced to give away or more heavily subsidize our handsets at unanticipated levels. Similarly, as we roll out new technologies, customers may need new handsets to take advantage of these new services, forcing us to provide our customers with a significant number of new, expensive handsets with heavy subsidies. As a result, we may incur significantly higher wireless handset subsidy costs than we anticipate which could have a material adverse effect on our consolidated financial results.

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

Our USF may be reduced or eliminated.

During fiscal 2009, we recorded approximately $51.7 million in payments from the federal USF in connection with our operations in Indiana, Louisiana, Michigan, Mississippi, Puerto Rico and the U.S. Virgin Islands based on FCC rules that make such funding available to competitive carriers, including wireless carriers, operating in areas where the established landline carrier also receives such funding. However, these FCC rules are currently under review and may be changed in a way that materially reduces or eliminates our right to obtain such funding. As part of this review, the FCC has proposed, among other things, eliminating the “identical support rule”. Elimination of such rule would cause wireless carriers to receive support based on their own costs rather than the costs of the incumbent telephone company. As part of this proposal, the FCC has tentatively concluded to eliminate all Interstate Access Support and Interstate Common Line Support. If this rule is implemented, a substantial portion of our USF funding could be eliminated, including all the support we receive in Puerto Rico. During fiscal 2009, we recorded $22.9 million in payments from the USF relating to our Puerto Rico operations. Also, in May 2008, the FCC implemented a “cap” on USF support to wireless carriers, which will likely reduce our support in the future. As a result of the FCC’s implementation of the “cap” and the potential reform of the USF system, we may receive substantially lower USF revenues in the future, which could adversely affect our consolidated results of operations.

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

The U.S. telecommunications industry is subject to federal, state and other regulations that are continually evolving. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We may not be able to do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our business and results of our operations. Also, there have been indications that Congress and/or the FCC may substantially revise parts of the 1996 Act and rules there under in the next few years, including, without limitation, with respect to the amounts we pay into, and receive from, the USF, intercarrier compensation and special access regulation. We cannot predict what effect any new legislation will have on our businesses.

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

In the United States, our wireless licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses expire in various years from 2009 to 2019. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and wireless number portability may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

We face rapid and significant changes in technology. In particular, the wireless telecommunications industry is experiencing significant technological changes, including:

•	migration to 3G and 4G services, which will require significant expenditures, including the purchase of licenses for additional spectrum and upgrades to network infrastructure;

•	evolving industry standards;

•	the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

•	ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

•	changes in end-user requirements and preferences; and

•	development of data and broadband capabilities.

For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings. For example, many of our competitors offer “push-to-talk” technology, video services, location-based and mapping services and other popular services that we do not currently offer.

In our United States wireless markets, we use GSM technology and in our Puerto Rico market we use CDMA technology. GSM is currently the most widely adopted technology in the world with significantly more subscribers than CDMA technology. If the market for CDMA-based technology declines, it may lead to higher prices on, or reduced availability of infrastructure equipment and handsets supporting CDMA-based systems. In such event, we could be forced to migrate our CDMA networks to GSM or other technologies, which would require significant capital investments and could have a material adverse impact on our business.

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

We depend on a limited number of suppliers and vendors for equipment, handsets and services. If these suppliers and vendors experience interruptions or other problems delivering these network components and handsets on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks, Ericsson, Inc. and Alcatel Lucent. In January 2009, Nortel Networks, our primary vendor for network infrastructure in Puerto Rico, filed for bankruptcy protection. It is unclear what impact Nortel’s bankruptcy will have on our business operations. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis or at all. In addition, if key suppliers or contractors fail to comply with their contracts, fail to meet performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted.

If we lose our key personnel, our business may be adversely affected.

The success of our business is largely dependent on our senior management, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we may be unable to attract and retain the personnel necessary for the development of our business, including as a result of our pending transaction with AT&T. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and consolidated results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

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

Our business is dependent on the business and economic conditions as well as consumer spending in the areas in which we operate, particularly in Puerto Rico. These factors are outside of our control. In particular, the economy in Puerto Rico has been in a significant downturn for several years. As economic conditions in Puerto Rico deteriorate, the market for wireless or other communications services in Puerto Rico may be disproportionately and adversely affected due to the generally lower per capita income in Puerto Rico as compared to the United States. This deterioration would also have an adverse effect on our business in Puerto Rico and, because our Puerto Rico operations contribute significantly to our consolidated financial performance, on our overall financial condition and consolidated results of operations. In addition, our markets in our Midwest cluster in Michigan, Indiana and Ohio have been negatively impacted by the difficulties encountered by the U.S. auto industry and related industries. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services.

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

The perceived safety risk associated with the use of a wireless device while driving may adversely affect our consolidated results of operations. Studies have indicated that using wireless devices while driving may impair a driver’s attention. Many state and local legislative bodies have passed or proposed legislation to restrict the use of wireless telephones while driving motor vehicles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, these concerns and this legislation may discourage use of our wireless devices and decrease our revenue from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any or all of these results, if they occur, could have a material adverse effect on our consolidated results of operations and financial condition.

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

Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer support and billing system to accommodate anticipated new customers and the related increase in usage of our network. Our wireless minutes of use continue to grow and, as a result, our networks will need to expand to meet this growth. Our failure to expand and upgrade our networks to meet the increased usage could have a material adverse effect on our business. It is also critical that we continue to add undersea capacity connecting our operations in Puerto Rico with the U.S. mainland to ensure we can meet the growing bandwidth demands of our customers.

The network capacity plan relies on:

•	the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•	the ability to obtain and construct additional cell sites and other infrastructure equipment;

•	the ability to obtain additional spectrum, and

•	the ability to obtain the capital to expand and upgrade our network.

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

Risks Related to Our Capital Structure

We will need to refinance our indebtedness on or before maturity and may be unable to do so.

We will need to refinance all or a portion of our indebtedness on or before maturity. Recent disruptions in the financial markets could make it more difficult to obtain debt or equity financing on reasonable terms or at all. The term loan portion of the Senior Secured Credit Facility, which at May 31, 2009 had $550.0 million outstanding, matures with two equal installments of $275.0 million owing in August 2010 and February 2011. In addition, our revolving credit facility under the Senior Secured Credit Facility, which had $0 outstanding at May 31, 2009, matures in February 2010. Accordingly, we will need to begin refinancing discussions with our lenders in the near future. Our 10 1/8% senior unsecured notes due 2013 (the “2013 Senior Notes”) require repayment of $500.0 million of principal in 2013, our senior notes due 2013 (the “2013 Holdco Notes”) require repayment of $550.0 million of principal in 2013, and our 8 1/8% senior unsecured notes due 2014 (the “2014 Senior Notes”) require repayment of $325.0 million of principal in 2014. We do not expect our business to generate cash flow from operations in an amount sufficient to enable us to repay all of this indebtedness when it comes due. As a result, we believe we will need to refinance all or a portion of our remaining existing indebtedness on or prior to its maturity. However, we may not be able to refinance any or all of our indebtedness on favorable terms or at all.

Our substantial debt obligations could impair our liquidity and financial condition.

We are a highly leveraged company. At May 31, 2009, we had approximately $2.0 billion of consolidated long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash provided by operations for fiscal 2009 was $224.6 million and capital expenditures were approximately $121.2 million.

Our substantial debt service obligations could have important consequences to you, including the following:

•	limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements or other purposes;

•	limiting our ability to engage in certain strategic transactions;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the industry;

•	limiting our ability to increase our capital expenditures to roll out new services;

•	reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	increasing our vulnerability to interest rate increases as a portion of the borrowings under our $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”) and certain of our other indebtedness are at variable interest rates; and

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are.

Despite current indebtedness levels, Centennial and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which would further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the agreements governing our long-term indebtedness, limit, but do not prohibit, the incurrence of additional indebtedness by us and our subsidiaries. In addition to the approximately $147.5 million available under the revolving credit facility portion of the Senior Secured Credit Facility, in certain circumstances, the terms of the Senior Secured Credit Facility provide that available borrowings may be increased by up to $250.0 million through one or more additional term loan or revolving credit facilities. The more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above. If we do not generate sufficient cash flow to meet our debt service obligations and to fund our working capital requirements, we may need to seek additional financing or sell certain of our assets.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Gross interest expense for fiscal 2009 was approximately $174.0 million. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

As of July 23, 2009, affiliates of Welsh, Carson, Anderson and Stowe (“Welsh Carson”) collectively owned approximately 21 million shares of our common stock. If Welsh Carson sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could fall. This also might make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

The price of our common stock may be volatile and will depend on a variety of factors, some of which are beyond our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. If our transaction with AT&T is not consummated, the market price of our common stock could significantly decline. During the twelve months ended May 31, 2009, the market price of our common stock ranged from $1.80 to $8.74 per share. In January 2006, we paid a special cash dividend of $5.52 per share, and the market price for our common stock was adjusted accordingly. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which are beyond our control. These factors include, but are not limited to, our historical and anticipated operating results, technological or regulatory changes in our industry, announcements or actions by our competitors, low trading volume in our common stock and general market and economic conditions. These factors could cause our common stock to trade at prices below the prices which holders of our common stock paid for their shares, which could prevent investors in our common stock from selling their common stock at or above the prices at which they purchased their shares. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Affiliates of Welsh Carson have significant voting power and influence on our Board of Directors and may have interests adverse to the interests of the other holders of our common stock.

Welsh Carson and certain of its affiliates collectively hold approximately 19% of our outstanding shares of common stock. Accordingly, these equity investors have significant influence on our company. These equity investors may make decisions that are adverse to the interests of the other holders of our securities.

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

There were no matters submitted to a vote of our stockholders during the last quarter of fiscal 2009.

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

Name	Age	Position

Michael J. Small	51	Chief Executive Officer and Director
Thomas J. Fitzpatrick	51	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	56	President, U.S. Wireless Operations
Carlos T. Blanco	53	President, Puerto Rico Operations
Francis P. Hunt	45	Senior Vice President, Controller
Tony L. Wolk	42	Senior Vice President, General Counsel and Secretary
J. Stephen Vanderwoude	65	Chairman, Board of Directors
Darren C. Battistoni	29	Director
Michael R. Coltrane	62	Director
Anthony J. de Nicola	45	Director
Thomas E. McInerney	67	Director
John J. Mueller	53	Director
James P. Pellow	47	Director
Raymond A. Ranelli	61	Director
Scott N. Schneider	51	Director
Paul H. Sunu	53	Director

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

Darren C. Battistoni has served as a director since March 2007. He is currently a Vice President with Welsh Carson. Prior to joining Welsh Carson in 2004, he was an investment-banking analyst at Credit Suisse for two years.

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

Thomas E. McInerney has served as a director since January 1999 and was Chairman of the board of directors of Centennial from January 1999 to January 2008. He joined Welsh Carson in 1986 and is a managing member or general partner of the respective sole general partners of Welsh Carson and other associated investment partnerships. He is a director of Savvis, Inc., along with Dr. Pellow, and he is also a director of ITC DeltaCom Inc., Broadridge Financial Solutions, Inc., and several private companies. Mr. McInerney is also Chairman of the Board of Trustees of St. John’s University.

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

James P. Pellow Ed. D., has served as a director of Centennial since September 2003. Dr. Pellow has served as the Executive Vice President and Chief Operating Officer of St. John’s University since 1999. Dr. Pellow has served at St. John’s University in various capacities since 1991. Prior to 1991, Dr. Pellow worked at the accounting firm of Coopers & Lybrand and at Chapdelaine & Co., a New York City municipal bond brokerage firm. He, along with Mr. McInerney, is also a director of Savvis, Inc.

Raymond A. Ranelli has served as a director of Centennial since September 2004. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of United Surgical Partners, Inc. and United Components, Inc.

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

Year Ended May 31, 2008	High	Low

First Quarter	$10.66	$8.12
Second Quarter	10.44	8.68
Third Quarter	9.65	4.95
Fourth Quarter	7.57	4.19

Year Ended May 31, 2009	High	Low

First Quarter	$8.74	$5.50
Second Quarter	8.50	1.80
Third Quarter	8.30	7.63
Fourth Quarter	8.41	8.12

Year Ended May 31, 2010	High	Low

First Quarter (through July 23, 2009)	$8.41	$6.94

As of July 23, 2009 there were 111,210,006 shares issued and 111,139,503 shares outstanding and 95 registered holders of our common shares. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

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

Sales of Unregistered Securities and Repurchases

There were no sales of unregistered equity securities or purchases of its common stock made by the Company in fiscal 2009.

The following graph compares the total returns (assuming reinvestment of dividends) on our common stock, the Nasdaq Composite Index (which includes Centennial) and the Nasdaq Telecommunications Index (which includes Centennial). The graph assumes $100 invested in our common stock or in each of the indices on May 31, 2004, including the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Centennial Communications Corp., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 5/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statements of operations and cash flows data set forth below for the three years in the period ended May 31, 2009 and the selected balance sheet data as of May 31, 2009 and 2008 have been derived from our audited Consolidated Financial Statements included elsewhere herein.

The selected consolidated financial data as of May 31, 2007, 2006 and 2005 and for the years ended May 31, 2006 and 2005 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC, adjusted to present the classification of Centennial Dominicana, our previously held wireless and broadband business in the Dominican Republic, as discontinued operations as discussed in Note 2 to the Consolidated Financial Statements.

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

	Fiscal Year Ended May 31,
	2009	2008	2007	2006	2005
	(dollar amounts in thousands
		except per share and per customer data)

Consolidated Statement of Operations Data
Revenue:
Service revenue	$991,739	$942,038	$856,451	$826,249	$778,272
Equipment sales	59,851	59,337	55,445	38,832	28,164

Total revenue	1,051,590	1,001,375	911,896	865,081	806,436

Costs and Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	193,427	182,181	172,396	159,994	129,946
Cost of equipment sold	150,043	129,905	124,957	106,584	89,695
Sales and marketing	97,635	101,842	94,974	90,241	83,726
General and administrative	206,324	200,288	174,211	176,620	148,340
Depreciation and amortization	136,170	139,719	130,389	120,529	192,180
Loss (gain) on disposition of assets	473	3,050	1,344	320	(14,467)

Total costs and expenses	784,072	756,985	698,271	654,288	629,420

Operating income	267,518	244,390	213,625	210,793	177,016
Interest expense — net	(173,274)	(190,209)	(201,646)	(163,680)	(145,065)
Loss on extinguishment of debt	—	(307)	(990)	(750)	(9,052)
Gain on sale of equity investments	—	—	4,730	652	—

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	94,244	53,874	15,719	47,015	22,899
Income tax (expense) benefit	(25,145)	(25,193)	(8,022)	(20,197)	1,096

	Fiscal Year Ended May 31,
	2009	2008	2007	2006	2005
	(dollar amounts in thousands
		except per share and per customer data)

Income from continuing operations before minority interest in income of subsidiaries and income from equity investments	69,099	28,681	7,697	26,818	23,995
Minority interest in income of subsidiaries(1)	(784)	(704)	(1,542)	(784)	(934)
Income from equity investments(2)	—	—	804	1,083	540

Income from continuing operations	68,315	27,977	6,959	27,117	23,601

Discontinued operations:
Income (loss)	—	—	461	(3,617)	2,045
(Loss) gain on disposition	(1,020)	(2,924)	(33,132)	100	62,573
Tax expense	—	—	(5,907)	(3,356)	(62,598)

Net (loss) income from discontinued operations	(1,020)	(2,924)	(38,578)	(6,873)	2,020

Net income (loss)	$67,295	$25,053	$(31,619)	$20,244	$25,621

Other Consolidated Data
Net cash provided by operating activities	$224,573	$200,995	$141,142	$191,568	$193,501
Net cash (used in) investing activities	$(121,039)	$(149,488)	$(45,899)	$(144,471)	$(14,429)
Net cash provided by (used in) financing activities	$8,799	$(41,086)	$(95,387)	$(85,033)	$(158,356)
Capital expenditures from continuing operations	$121,216	$133,507	$115,209	$134,420	$161,900
Total debt less cash and cash equivalents(3)	$1,803,686	$1,905,486	$1,951,825	$2,041,315	$1,488,070
Earnings (Loss) Per Share Data
Basic
Earnings per share from continuing operations	$0.62	$0.26	$0.07	$0.26	$0.23
(Loss) earnings per share from discontinued operations	(0.01)	(0.03)	(0.37)	(0.07)	0.02

Net income (loss) per share	$0.61	$0.23	$(0.30)	$0.19	$0.25

Diluted
Earnings per share from continuing operations	$0.61	$0.25	$0.06	$0.25	$0.22
(Loss) earnings per share from discontinued operations	(0.01)	(0.03)	(0.36)	(0.06)	0.02

Net income (loss) per share	$0.60	$0.22	$(0.30)	$0.19	$0.24

Basic weighted-average shares outstanding	109,055	107,544	105,673	104,644	103,477
Diluted weighted-average shares outstanding	110,697	110,120	108,182	107,318	105,217

	Fiscal Year Ended May 31,
	2009	2008	2007	2006	2005
	(dollar amounts in thousands
		except per share and per customer data)

Segment Data U.S. Wireless
Revenue	$583,354	$550,684	$498,571	$444,359	$399,030
Adjusted operating income(4)	$235,809	$212,768	$184,658	$160,634	$167,713
Subscribers(3)	652,000	665,300	643,100	596,900	546,700
Postpaid churn(5)	2.3%	2.0%	1.8%	1.9%	2.1%
Penetration(6)	7.3%	7.4%	7.5%	7.0%	6.3%
Monthly revenue per average wireless customer(7)	$74	$70	$67	$65	$61
Roaming revenue	$59,631	$58,299	$65,480	$79,424	$56,810
Capital expenditures	$58,551	$61,935	$56,641	$58,375	$74,720
Puerto Rico Operations
Wireless revenue	$337,681	$328,241	$302,138	$314,119	$306,366
Broadband revenue	$142,203	$134,877	$122,841	$116,955	$110,910
Wireless adjusted operating income(4)	$107,774	$118,065	$101,659	$127,031	$128,710
Broadband adjusted operating income(4)	$82,241	$73,291	$67,763	$63,313	$58,306
Wireless subscribers(3)	426,200	427,300	406,500	383,500	372,100
Postpaid churn(5)	2.8%	2.4%	2.5%	2.8%	2.3%
Penetration(6)	10.6%	10.7%	10.2%	9.6%	9.3%
Monthly revenue per average wireless customer(7)	$66	$66	$64	$69	$73
Fiber route miles(3)	1,400	1,347	1,309	1,246	1,156
Capital expenditures	$62,665	$71,572	$58,568	$76,045	$87,180
Balance Sheet Data
Intangible assets, net	$475,449	$475,231	$460,619	$445,934	$446,174
Total assets	$1,455,504	$1,375,465	$1,321,981	$1,435,893	$1,446,740
Long-term debt and capital lease obligations	$2,021,180	$2,010,647	$2,046,565	$2,135,053	$1,619,109
Stockholders’ deficit	$(949,835)	$(1,044,487)	$(1,082,671)	$(1,064,859)	$(518,432)

(1)	Represents the percentage share of income or losses of our consolidated subsidiaries that is allocable to unaffiliated holders of minority interests.

(2)	Represents our proportionate share of profits and losses from our interest in earnings of limited partnerships controlled and managed by other cellular operators and accounted for using the equity method.

(3)	As of year-end.

(4)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements.

(5)	Postpaid churn is calculated by dividing the aggregate number of postpaid wireless subscribers who cancel service during each month in a period by the total number of postpaid wireless subscribers as of the beginning of the month. Churn is stated as the average monthly churn rate for the period.

(6)	The penetration rate equals the percentage of total population in our service areas who are subscribers to our wireless service as of a period-end.

(7)	Revenue per average wireless customer is defined as total monthly revenue per wireless subscriber including roaming revenue, which we refer to as ARPU in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Company Overview

We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 694,900 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.

On November 7, 2008, we entered into an Agreement and Plan of Merger with AT&T Inc. (“AT&T”) providing for the acquisition of Centennial by AT&T (the “AT&T Transaction”). Under the terms of the AT&T Transaction Agreement, our stockholders will receive $8.50 per share in cash. The AT&T Transaction was approved by our stockholders in February 2009. Completion of the AT&T Transaction is not subject to a financing condition but remains subject to (i) approval by the Federal Communications Commission (“FCC”) and (ii) other customary conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired; however, the parties are still discussing the transaction with the Department of Justice. The parties anticipate that the AT&T Transaction will be completed during the third quarter of calendar year 2009, assuming timely satisfaction or waiver of all remaining closing conditions. We believe that the pendency of the AT&T Transaction has had and may continue to have a negative impact on our business, including making it more difficult to attract and retain customers.

As discussed in Note 2 to the consolidated financial statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”).

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

We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For the fiscal year ended May 31, 2009, approximately 86% of our postpaid wireless sales in the United States and Puerto Rico were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.

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

In our Puerto Rico wireless operations during fiscal 2008, we sold and loaned phones to our customers. When we sell a phone to a customer, the cost of the phone sold is charged to cost of equipment sold, whereas the cost of a phone we loaned to a customer was recorded as an asset within property, plant and equipment and was charged to depreciation expense over the life of the phone. As of June 1, 2008, we no longer offered loaned phones to customers.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. We recognize compensation expense for such awards based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. For the fiscal year ended May 31, 2009, we utilized an expected volatility with a range of 62.11%-63.53% and an expected life of 6.25 years. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 (as amended by Staff Accounting Bulletin No. 110) using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years, depending on the option tranche. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R)

requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the fiscal year ended May 31, 2009 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”) (see Note 8 to the Consolidated Financial Statements). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

U.S. Wireless Operations

	Fiscal Year Ended
	May 31,
	2009	2008	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$479,417	$447,011	$32,406	7%
Roaming revenue	59,631	58,299	1,332	2
Equipment sales	44,306	45,374	(1,068)	(2)

Total revenue	583,354	550,684	32,670	6

Costs and expenses:
Cost of services	112,757	107,677	5,080	5
Cost of equipment sold	81,320	78,240	3,080	4
Sales and marketing	55,842	58,227	(2,385)	(4)
General and administrative	97,626	93,772	3,854	4

Total costs and expenses	347,545	337,916	9,629	3

Adjusted operating income(1)	$235,809	$212,768	$23,041	11%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  U.S. wireless service revenue increased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The increase was primarily due to higher sales of value-added features (predominantly data services) and rate plans with higher recurring charges as described in the ARPU section below, partially offset by a decrease in the number of subscribers.

U.S. wireless roaming revenue increased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008 primarily due to an increase in data roaming revenue partially offset by a decrease in voice roaming revenue. The decrease in voice roaming revenue was due to a decrease in the average roaming rate per minute of use, partially offset by an increase in the voice roaming MOUs.

Equipment sales decreased during the fiscal year ended May 31, 2009, as compared to the fiscal ended May 31, 2008. The decrease was related to a decrease in the number of phones sold due to a decrease in gross additions, partially offset by an increase in revenue associated with our phone insurance program.

Our U.S. wireless operations had approximately 652,000 and 665,300 subscribers at May 31, 2009 and 2008, respectively. Postpaid subscribers account for 98% of total U.S. wireless subscribers as of May 31, 2009. During the twelve months ended May 31, 2009, increases in subscribers from new activations of 178,300 were offset by subscriber cancellations of 191,600. The monthly postpaid churn rate was 2.3% for the fiscal year ended May 31, 2009, as compared to 2.0% for the fiscal year ended May 31, 2008. The cancellations experienced by our U.S. wireless operations and aggregate reduction in the number of subscribers during the year were primarily related to non-payment, competition and the pending AT&T Transaction.

U.S. wireless ARPU was $74 for the fiscal year ended May 31, 2009, as compared to $70 for the same period a year ago. The increase in U.S. wireless ARPU was primarily due to an increase in sales of value-added features, including data services (such as short message services, multi-media services and downloads) and higher access fees per subscriber due to an increase in the number of subscribers on our Blue Nation (nationwide) rate plans, which generally have a higher monthly recurring charge than other rate plans. Average MOUs per subscriber were 1,091 per month for the fiscal year ended May 31, 2009, as compared to 1,062 for the same period the prior year.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2009, as compared to the same period the prior year, primarily due to an increase in telephone service costs and an increase in expenses related to providing data services, partially offset by decreases in property taxes.

Cost of equipment sold increased for the fiscal year ended May 31, 2009, as compared to the same period last year, primarily due to a higher average cost per phone, partially offset by fewer activations and fewer phones used for customer retention.

Sales and marketing expenses decreased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008, primarily due to a decrease in advertising expenses.

General and administrative expenses increased for the fiscal year ended May 31, 2009, as compared to the same period in the prior year, due primarily to an increase in bad debt and rent expense, partially offset by reductions in billing costs.

Puerto Rico Wireless Operations

	Fiscal Year Ended
	May 31,
	2009	2008	$ Change	% Change
	(in thousands)

Revenue:
Service revenue	$312,073	$307,596	$4,477	1%
Roaming revenue	10,064	6,682	3,382	51
Equipment sales	15,544	13,963	1,581	11

Total revenue	337,681	328,241	9,440	3

Costs and expenses:
Cost of services	57,168	51,069	6,099	12
Cost of equipment sold	67,973	51,021	16,952	33
Sales and marketing	33,957	36,132	(2,175)	(6)
General and administrative	70,809	71,954	(1,145)	(2)

Total costs and expenses	229,907	210,176	19,731	9

Adjusted operating income(1)	$107,774	$118,065	$(10,291)	(9)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Puerto Rico wireless service revenue increased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The increase primarily relates to an increase in USF support received in Puerto Rico, partially offset by a slight decrease in the number of subscribers, as continued declines in traditional voice customers more than offset an increase in EV-DO (evolution, data optimized)-based Instant Internet broadband data customers.

Roaming revenue increased during the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008, primarily due to an increase in certain of our competitors’ customers using data services while roaming on our network.

Equipment sales increased during the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008, primarily due to an increase in phones sold to customers (due in part to the discontinuation of the loaner phone program described below), partially offset by a decrease in revenue per unit.

Our Puerto Rico wireless operations had approximately 426,200 and 427,300 subscribers at May 31, 2009 and 2008, respectively. Postpaid subscribers represented approximately 99% of our total Puerto Rico wireless subscribers at May 31, 2009 and May 31, 2008. During the twelve months ended May 31, 2009, increases from new activations of 143,400 were offset by subscriber cancellations of 144,500. The monthly postpaid churn rate increased to 2.8% for the fiscal year ended May 31, 2009, from 2.4% for the same period last year. The cancellations experienced by our Puerto Rico wireless operations and aggregate reduction in the number of subscribers during the year were primarily due to non-payment, competition, and the pending AT&T Transaction.

Puerto Rico wireless ARPU was $66 for the fiscal years ended May 31, 2009 and May 31, 2008. The stability in ARPU was primarily due to higher data service revenue (including EV-DO, short message services, multimedia services and downloads), USF revenue, and roaming revenue per subscriber, offset by lower voice access, usage related, and feature revenue per subscriber. Our voice subscribers used an average of 1,886 MOUs during the fiscal year ended May 31, 2009, compared to 1,847 MOUs during the fiscal year ended May 31, 2008.

Costs and expenses.  Cost of services increased during the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The increase was primarily due to increases in roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks), tower-site related costs, and telephone service costs. These increases were partially offset by decreases in expenses related to providing data services and long distance costs.

Cost of equipment sold increased during the fiscal year ended May 31, 2009, as compared to the same period last year. The increase was primarily due to the discontinuation of our loaner phone program as of June 1, 2008. Under the program, in which we retained title to the customer handsets, phones were capitalized and depreciated over 18 months and accordingly not charged to cost of equipment sold. With the discontinuation of this program, we exclusively sell phones to customers, and accordingly, all phones are charged to cost of equipment sold. For the fiscal year ended May 31, 2008, the amount of loaner phones that were capitalized totaled $18,408. The increase in cost of equipment sold was also due to a higher average cost per phone and a greater number of phones sold to customers as compared to the same period last year.

Sales and marketing expenses decreased during the fiscal year ended May 31, 2009, as compared to the same period last year. The decrease was primarily due to decreases in advertising costs and commission expenses, partially offset by increases in compensation and store-related costs.

General and administrative expenses decreased during the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The decrease was primarily due to decreases in bad debt expense, subscriber billing costs, and fees associated with our handset insurance program, partially offset by increases in compensation costs and bank service fees.

Puerto Rico Broadband Operations

	Fiscal Year Ended
	May 31,
	2009	2008	$ Change	% Change
	(in thousands)

Revenue:
Switched revenue	$54,353	$55,332	$(979)	(2)%
Dedicated revenue	77,438	71,227	6,211	9
Other revenue	10,412	8,318	2,094	25

Total revenue	142,203	134,877	7,326	5

Costs and expenses:
Cost of services	33,499	33,914	(415)	(1)
Cost of equipment sold	750	643	107	17
Sales and marketing	7,277	6,865	412	6
General and administrative	18,436	20,164	(1,728)	(9)

Total costs and expenses	59,962	61,586	(1,624)	(3)

Adjusted operating income(1)	$82,241	$73,291	$8,950	12%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 12 to the Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.

Revenue.  Total Puerto Rico broadband revenue increased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. This increase was primarily due to a 19% increase in total access lines and equivalents to 694,900, partially offset by a decrease in recurring revenue per line.

Switched revenue decreased for the fiscal year ended May 31, 2009, as compared to the same period last year. The decrease was primarily due to a decrease in recurring revenue per line, partially offset by a 9% increase in switched access lines to 104,200 as of May 31, 2009. The increase in switched access lines has primarily come from VoIP (Voice Over Internet Protocol) lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.

Dedicated revenue increased for the fiscal year ended May 31, 2009, as compared to the same period last year. The increase was primarily the result of a 21% increase in voice grade equivalent dedicated lines to 590,700 as of May 31, 2009, partially offset by a decrease in recurring revenue per line.

Other revenue increased for the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The increase primarily relates to a $2.2 million settlement of an inter-carrier compensation dispute in the fourth quarter of fiscal 2009, as well as increases in USF support received in Puerto Rico, and installation and new construction charges.

Costs and expenses.  Cost of services decreased during the fiscal year ended May 31, 2009, as compared to the fiscal year ended May 31, 2008. The decrease was primarily due to a decrease in subscriber termination expense due to settlements related to intercarrier compensation, partially offset by increases in compensation costs, installation and new construction costs, network costs, and maintenance contract costs.

Sales and marketing expenses increased during the fiscal year ended May 31, 2009, as compared to the same period last year. The increase was primarily due to increases in compensation costs, and commissions.

General and administrative expenses decreased during the fiscal year ended May 31, 2009, as compared to the same period in the prior year. The decrease was primarily due to a decrease in bad debt expense.

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

Liquidity and Capital Resources

Weighted Average Debt Outstanding and Interest Expense

	Fiscal Year Ended			Fiscal Year Ended
	May 31,			May 31,
	2009	2008	Change	2008	2007	Change
	(in millions)

Weighted Average Debt Outstanding	$2,014.99	$2,020.63	$(5.64)	$2,020.63	$2,120.15	$(99.52)
Weighted Average Gross Interest Rate(1)	8.6%	9.6%	(1.0)%	9.6%	9.7%	(0.1)%
Weighted Average Gross Interest Rate(2)	8.2%	9.2%	(1.0)%	9.2%	9.3%	(0.1)%
Gross Interest Expense(1)	$174.00	$193.32	$(19.32)	$193.32	$206.30	$(12.98)
Interest Income	$0.72	$3.11	$(2.39)	$3.11	$4.66	$(1.55)

Net Interest Expense	$173.28	$190.21	$(16.93)	$190.21	$201.64	$(11.43)

(1)	Including amortization of debt issuance costs of $7.9 million and $8.3 million in fiscal 2009 and 2008, respectively.

(2)	Excluding amortization of debt issuance costs of $7.9 million and $8.3 million in fiscal 2009 and 2008, respectively.

The decrease in net interest expense for the fiscal year ended May 31, 2009 as compared to fiscal 2008 resulted from lower variable interest rates as well as lower weighted average debt outstanding. The decrease in interest income resulted from significantly lower interest rates.

At May 31, 2009, we had total liquidity of $365.0 million, consisting of cash and cash equivalents totaling $217.5 million and approximately $147.5 million available under our revolving credit facility.

Senior Secured Credit Facility

On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at May 31, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million; however, $2.5 million of this commitment was from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, we believe it is unlikely that this $2.5 million commitment will be honored by Lehman Brothers. Accordingly, we believe our useable commitments under the revolving credit facility may be $147.5 million. We do not expect this change to have a material impact on our liquidity or consolidated financial statements. At May 31, 2009, we had not borrowed any amounts under the revolving credit facility.

On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 1.73% as of May 31, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.

High-Yield Notes

On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (1.21% as of May 31, 2009) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

Our derivative financial instruments effective or entered into in fiscal 2009 consist of the following:

				Collar	Collar
			Swap	Fixed	Fixed
			Fixed	Interest	Interest
	Variable Interest Rate Loan	Amount	Interest	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Rate	Floor	Cap	Date	Date	Date

May 2007 CCOC Collar	Senior Secured Credit Facility	$200.0	—	4.24%	5.35%	5/1/2007	12/31/2007	12/31/2008
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Swap	Senior Secured Credit Facility	$250.0	4.45%	—	—	9/18/2007	3/31/2008	9/30/2008
CPROC Collar	Senior Secured Credit Facility	$35.5	—	4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
2008 CPROC Collar	Senior Secured Credit Facility	$250.0	—	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
June 2008 CPROC Swap	Senior Secured Credit Facility	$35.5	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CPROC Collar	Senior Secured Credit Facility	$35.5	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
CCOC Collar	Senior Secured Credit Facility	$25.0	—	4.66%	5.50%	10/31/2006	12/29/2006	6/30/2008
June 2008 CCOC Swap	Senior Secured Credit Facility	$25.0	2.61%	—	—	5/23/2008	6/30/2008	12/31/2008
November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25.0	—	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
May 2008 CCOC Swap	Senior Secured Credit Facility	$39.5	2.54%	—	—	5/23/2008	5/31/2008	11/30/2008
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39.5	—	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	10.46%	—	—	10/31/2007	12/31/2007	6/30/2008
2008 Holdco Swap	2013 Holdco Floating Rate Notes	$200.0	2.85%	—	—	5/23/2008	7/1/2008	4/1/2009

At May 31, 2009, $550.0 million of our $900.0 million of variable debt was hedged by interest rate swaps or collars described above. All our swaps and collars have been designated as cash flow hedges.

At May 31, 2009, the fair value of our swaps and collars was a liability of approximately $2.0 million, which is included in other liabilities in the condensed consolidated balance sheet. For the fiscal year ended May 31, 2009, we recorded income of $1.9 million, net of tax, to accumulated other comprehensive loss attributable to the change in fair value adjustments of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.

Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at May 31, 2009.

For the fiscal year ended May 31, 2009, the ratio of earnings to fixed charges was 1.50. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt, and the portion of rents deemed representative of the interest portion of leases.

At May 31, 2009, we had no off-balance sheet obligations.

Our capital expenditures for fiscal 2009 were as follows:

	Fiscal Year Ended	% of Total Capital
	May 31, 2009	Expenditures
	(dollar amounts in thousands)

U.S. Wireless	$58,551	48.3%
Puerto Rico Wireless	31,050	25.6
Puerto Rico Broadband	31,615	26.1

Total capital expenditures	$121,216	100.0%
Property, plant and equipment, net at May 31, 2009	$572,131

Capital expenditures for our U.S. wireless operations were used to expand our coverage areas, upgrade our cell sites and call switching equipment of existing wireless properties and spectrum clearing for 3G. In Puerto Rico, these investments were used to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems, expand the EV-DO network, and to continue the expansion of our Puerto Rico Broadband network and undersea cable infrastructure.

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

In December 2004, the FASB issued SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either our equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. For the fiscal year ended May 31, 2009, the application of SFAS 123(R) resulted in incremental stock-based compensation expense of $9.5 million. As of May 31, 2009, there was approximately $15.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2.4 years.

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

On October 23, 2007, we acquired 1900 MHz (personal communications services, or PCS) wireless spectrum covering approximately 400,000 Pops in Lima and Findlay-Tiffin, Ohio, markets contiguous to our existing footprint in Ft. Wayne, Indiana, for $3.6 million.

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

On February 16, 2006, we disposed of our investment interest in the Cal-One Cellular Limited Partnership, representing approximately 14,700 Net Pops.

Commitments and Contingencies

On July 1, 2008, we entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for our wireless operations throughout the Company. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table below. As of May 31, 2009, we have paid approximately $9.0 million in connection with this agreement.

We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of May 31, 2009, 37,613,079 shares remain available for issuance under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.

The following table summarizes our scheduled contractual cash obligations and commercial commitments at May 31, 2009 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years

Long-term debt obligations (net of unamortized discount)	$1,925,000	$—	$1,100,000	$825,000	$—
Interest on long-term debt obligations(1)	548,229	138,020	273,882	136,327	—
Operating lease obligations	276,351	33,038	52,210	38,847	152,256
Capital lease obligations	263,867	8,743	18,110	19,324	217,690
Purchase obligations	121,081	11,911	23,511	36,069	49,590

Total contractual cash obligations	3,134,528	191,712	1,467,713	1,055,567	419,536
Sublessor agreements	(3,452)	(1,335)	(1,611)	(490)	(16)

Net	$3,131,076	$190,377	$1,466,102	$1,055,077	$419,520

(1)	Interest payments are based on the Company’s projected interest rates and estimated principle amounts outstanding for the periods presented.

The liability for income taxes under FIN 48 as of May 31, 2009 of $10,891 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.

Related Party Transactions

As of July 23, 2009, Welsh Carson and its affiliates held approximately 19% of our outstanding common stock. In January 1999, we entered into a stockholders’ agreement with Welsh Carson and other parties, under which an affiliate of Welsh Carson received an annual monitoring fee of approximately $0.5 million. Prior to fiscal 2008, The Blackstone Group was one of our principal stockholders and received an annual monitoring fee of approximately $0.3 million. Our obligation to pay such fee to the Blackstone Group terminated in fiscal 2008. The stockholders’ agreement and our obligation to pay such fee to Welsh Carson terminated in its entirety in fiscal 2009. We recorded expenses of approximately $0.2 million, $0.5 million and $0.8 million under the stockholders’ agreement for each of the fiscal years ended May 31, 2009, 2008 and 2007, respectively. At May 31, 2008, approximately $0.1 million of such amounts were recorded within payable to affiliates in our consolidated balance sheets.

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

We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. As of May 31, 2009, we utilize interest rate swap and collar agreements to hedge variable interest rate risk on $550.0 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.

The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of May 31, 2009:

	Fiscal Year Ended May 31,							Estimated
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)

Long-term debt:
Fixed rate	$—	$(487)	$17	$200,325	$825,624	$97,491	$1,122,970	$1,156,095
Average fixed interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	9.4%	9.4%	—
Variable rate	$—	$550,000	$—	$350,000	$—	$—	$900,000	$900,000
Average variable interest rate(1)	1.1%	3.2%	4.1%	4.6%	4.8%	4.9%	3.7%	—
Interest rate collars:
Notional amount	$550,000							$1,952
Cap (Highest)	4.00%
Floor (Lowest)	1.76%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.

Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that had outstanding balances of $900.0 million at May 31, 2009 and 2008. The fair value of such debt approximates the carrying value at May 31, 2009 and 2008. Of the variable rate debt, as of May 31, 2009, $550.0 million is hedged using interest rate collar and swap agreements that expire at various dates through September 2009. These swaps and collars are designated as cash flow hedges. Based on our unhedged variable rate obligations outstanding at May 31, 2009, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.6 million.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of fiscal 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. Based on this assessment, management concluded that the internal control over financial reporting of the Company was effective as of May 31, 2009.

The Company’s consolidated financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal controls as of May 31, 2009, which report is included in the Consolidated Financial Statements commencing on Page F-1.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Directors and Executive Officers of Centennial” under Item 4 of this Annual Report on Form 10-K. Other required information will either be included in the Proxy Statement under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” and incorporated in this Item 10 by reference or provided in an amendment to this Form 10-K to be filed no later than September 28, 2009.

Item 11.	Executive Compensation

The information required to be included pursuant to this Item 11 will either be included in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” and incorporated in this Item 11 by reference or provided in an amendment to this Form 10-K to be filed no later than September 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, the information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, (2) our directors, (3) each of our named executive officers and (4) all of our directors and executive officers as a group required to be included pursuant to this Item 12 will either be included in the Proxy Statement under the captions “Principal Stockholders of the Company,” “Election of Directors” and “Beneficial Ownership by Management” and incorporated in this Item 12 by reference or provided in an amendment to this Form 10-K to be filed no later than September 28, 2009.

Equity Compensation Plan Information

The following table provides information as of May 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, the Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) and the Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (the “2008 Stock Option Plan”):

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	9,357,409	$6.16	10,000,000
Equity compensation plans not approved by stockholders	—	—	—

Total	9,357,409	$6.16	10,000,000

(1)	Our existing equity compensation plans have been approved by our stockholders. The 1999 Stock Option Plan expired in January 2009. We have not issued any stock options, warrants or rights under the 2008 Stock Option Plan.

See Note 7 to the Consolidated Financial Statements for a description of the 1999 Stock Option Plan and the 2008 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be included pursuant to this Item 13 will either be included in the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Related Person Transaction Approval Policy,” “Board of Directors and Corporate Governance — Independence” and “Board of Directors and Corporate Governance — Committees of the Board of Directors” and incorporated in this Item 13 by reference or provided in an amendment to this Form 10-K to be filed no later than September 28, 2009.

Item 14.	Principal Accountant Fees and Services

The information required to be included in this Annual Report on Form 10-K under Item 14 will either be included in our Proxy Statement under the caption “Audit Fees” and incorporated in this Item 14 by reference or provided in an amendment to this Form 10-K to be filed no later than September 28, 2009.

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

1. Index of Consolidated Financial Statements

The following consolidated financial statements are included at the indicated pages in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 7, 2008, by and among Centennial Communications Corp., AT&T Inc. and Independence Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Centennial Communications Corp.’s Form 8-K filed on November 13, 2008).
3.1	Amended and Restated Certificate of Incorporation of Centennial Communications Corp. (incorporated by reference to Exhibit 3.1 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
3.2	Amended and Restated By-Laws of Centennial Communications Corp. (incorporated by reference to Exhibit 3.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on May 29, 2008).
3.3	Certificate of Formation of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.3 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.4	Limited Liability Company Agreement of Centennial Cellular Operating Co. LLC (incorporated by reference to Exhibit 3.4 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on March 5, 1999).
3.5	Certificate of Incorporation of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.11 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
3.6	By-Laws of Centennial Puerto Rico Operations Corp. (incorporated by reference to Exhibit 3.12 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on June 9, 2000).
4.1	Second Amended and Restated Registration Rights Agreement dated as of July 24, 2006, among Centennial Communications Corp. and the Purchasers named in Schedules I, II, III, IV and V thereto (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Registration Statement on Form S-3 filed on July 26, 2006).

Exhibit
Number		Description

4.2		Agreement With Respect To The Second Amended and Restated Registration Rights Agreement dated as of June 4, 2007 among Centennial Communications Corp. and the Purchasers named in the Schedules thereto (incorporated by reference to Exhibit 4.1.2 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
4.3		Indenture, dated as of June 20, 2003, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 29, 2003).
4.4		Form of 10 1/8% Senior Notes due 2013 (included in Exhibit 4.3)
4.5		Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1 / 8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.6		Form of 8 1/8% Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
4.7		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $350,000,000 aggregate principal amount of Senior Floating Rate Notes due 2013 (incorporated by reference to Exhibit 4.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
4.8		Indenture, dated as of December 21, 2005, between Centennial Communications Corp. and U.S. Bank National Association, as trustee, relating to $200,000,000 aggregate principal amount of 10% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.1	Credit Agreement dated as of February 9, 2004, by and among Centennial Communications Corp., as Guarantor, Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, the other Guarantors party thereto, Credit Suisse First Boston, as Joint Lead Arranger and Administrative Agent, Lehman Brothers, Inc., as Joint Lead Arranger, Lehman Commercial Paper, Inc., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1.1 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
10	.1.2	Amendment No. 1 and Agreement dated as of February 10, 2005, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; Credit Suisse First Boston, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on February 10, 2005).
10	.1.3	Amendment No. 2 and Agreement, dated as of December 21, 2005 to the Credit Agreement, dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, Centennial Communications Corp., as a Guarantor, the other Guarantors party thereto, Credit Suisse First Boston, as joint lead arranger and administrative agent, Lehman Brothers, Inc., as joint lead arranger, Lehman Commercial Paper, Inc., as syndication agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Current Report on Form 8-K filed on December 28, 2005).
10	.1.4	Amendment No. 3 And Agreement dated as of February 5, 2007, to the Credit Agreement dated as of February 9, 2004, among Centennial Cellular Operating Co. LLC, as Borrower; Centennial Puerto Rico Operations Corp., as PR Borrower; Centennial Communications Corp., as a Guarantor; the other Guarantors party thereto; each of the lenders from time to time party thereto; Credit Suisse, as joint lead arranger and administrative agent; Lehman Brothers, Inc., as joint lead arranger; Lehman Commercial Paper, Inc., as syndication agent; and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Centennial Communications Corp’s Quarterly Report on Form 10-Q filed on April 5, 2007).

Exhibit
Number		Description

10	.1.5	Security Agreement dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, as Borrower, Centennial Puerto Rico Operations Corp., as PR Borrower, each of the guarantors listed on the signature pages thereto and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1.2 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).
+10	.2	First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
+10	.3	Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Appendix A to Centennial Communications Corp.’s Definitive Proxy Statement on Schedule 14A filed on August 13, 2008).
+10	.4	Form of Stock Option Agreement pursuant to First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan and Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on August 9, 2007).
+10	.5	Form of Stock Option Agreement pursuant to First Amended and Restated Centennial Communications Corp. and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan and Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Centennial Communications Corp.’s Annual Report on Form 10-K filed on July 30, 2008).
10.6		Voting Agreement, dated as of November 7, 2008, by and among AT&T Inc., Centennial Communications Corp. and Welsh, Carson, Anderson & Stowe VIII. L.P. (Incorporated by reference to Exhibit 10.1 to Centennial Communications Corp.’s Form 8-K filed on November 13, 2008).
+10	.7	Form of Amended and Restated Employment Agreement between Centennial Communications Corp. and each of Michael J. Small, Thomas J. Fitzpatrick, Phillip H. Mayberry, Carlos T. Blanco, and Tony L. Wolk (Incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Form 10-Q filed on January 8, 2009).
+10	.8	Form of Amended and Restated Change In Control Severance Agreement between Centennial Communications Corp. and each of Michael J. Small, Thomas J. Fitzpatrick, Phillip H. Mayberry, Carlos T. Blanco, and Tony L. Wolk (Incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Form 10-Q filed on January 8, 2009)
**12		Computation of Ratios.
**21		Subsidiaries of Centennial Communications Corp.
**23	.1	Consent of Deloitte & Touche LLP.
**31	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centennial Communications Corp.
Wall, New Jersey

We have audited the accompanying consolidated balance sheets of Centennial Communications Corp. and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. We also have audited the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Communications Corp. and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
July 30, 2009

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	May 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,494	$105,161
Accounts receivable, less allowance for doubtful accounts of $5,881 and $7,105, respectively	105,474	93,998
Inventory — phones and accessories, net	31,104	43,242
Prepaid expenses and other current assets	22,131	33,298

Total Current Assets	376,203	275,699
Property, plant and equipment, net	572,131	578,533
Debt issuance costs, less accumulated amortization of $38,843 and $30,939, respectively	26,704	34,608
Restricted cash	124	6,466
U.S. wireless licenses	402,395	402,393
Puerto Rico wireless licenses	54,159	54,159
Goodwill	10,989	4,187
Cable facility, net	3,010	3,250
Customer lists, net	4,896	9,449
Other assets	4,893	6,721

TOTAL ASSETS	$1,455,504	$1,375,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	12,679	25,447
Accrued expenses and other current liabilities	182,544	193,527
Payable to affiliates	—	75

Total Current Liabilities	195,223	219,049
Long-term debt	2,021,180	2,010,647
Deferred income taxes	155,526	151,408
Other liabilities	31,968	33,950
Minority interest in subsidiaries	1,442	4,898
Commitments and contingencies (see Note 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 111,165,870 and 107,892,406 shares, respectively; and outstanding 111,095,367 and 107,821,903 shares, respectively	1,112	1,079
Additional paid-in capital	62,197	36,787
Accumulated deficit	(1,010,835)	(1,078,130)
Accumulated other comprehensive loss	(1,232)	(3,146)

	(948,758)	(1,043,410)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit	(949,835)	(1,044,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,455,504	$1,375,465

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended May 31,
	2009	2008	2007

REVENUE:
Service revenue	$991,739	$942,038	$856,451
Equipment sales	59,851	59,337	55,445

	1,051,590	1,001,375	911,896

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	193,427	182,181	172,396
Cost of equipment sold	150,043	129,905	124,957
Sales and marketing	97,635	101,842	94,974
General and administrative	206,324	200,288	174,211
Depreciation and amortization	136,170	139,719	130,389
Loss on disposition of assets	473	3,050	1,344

	784,072	756,985	698,271

OPERATING INCOME	267,518	244,390	213,625
INTEREST EXPENSE, NET	(173,274)	(190,209)	(201,646)
LOSS ON EXTINGUISHMENT OF DEBT	—	(307)	(990)
GAIN ON SALE OF EQUITY INVESTMENTS	—	—	4,730

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE, MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	94,244	53,874	15,719
INCOME TAX EXPENSE	(25,145)	(25,193)	(8,022)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN INCOME OF SUBSIDIARIES AND INCOME FROM EQUITY INVESTMENTS	69,099	28,681	7,697
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(784)	(704)	(1,542)
INCOME FROM EQUITY INVESTMENTS	—	—	804

INCOME FROM CONTINUING OPERATIONS	68,315	27,977	6,959

DISCONTINUED OPERATIONS:
Income	—	—	461
Loss on disposition	(1,020)	(2,924)	(33,132)
Tax expense	—	—	(5,907)

NET LOSS FROM DISCONTINUED OPERATIONS	(1,020)	(2,924)	(38,578)

NET INCOME (LOSS)	$67,295	$25,053	$(31,619)

EARNINGS (LOSS) PER SHARE:
BASIC
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.62	$0.26	$0.07
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.01)	(0.03)	(0.37)

NET INCOME (LOSS) PER SHARE	$0.61	$0.23	$(0.30)

DILUTED
EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.61	$0.25	$0.06
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.01)	(0.03)	(0.36)

NET INCOME (LOSS) PER SHARE	$0.60	$0.22	$(0.30)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE YEAR:
BASIC	109,055	107,544	105,673

DILUTED	110,697	110,120	108,182

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT
(Dollar amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	Total

Balance at May 31, 2006	105,224,491	$1,052	$4,211	$(1,077)	$(1,071,760)	$2,715	$(1,064,859)

Net loss	—	—	—	—	(31,619)	—	(31,619)
Other comprehensive loss	—	—	—	—	—	(1,831)	(1,831)

Comprehensive loss	—	—	—	—	—	—	(33,450)
Common stock issued in connection with incentive plans	1,572,186	16	5,232	—	—	—	5,248
Stock — based compensation	—	—	8,573	—	—	—	8,573
Common stock issued in connection with employee stock purchase plan	102,609	1	460	—	—	—	461
Income tax benefit from stock options exercised	—	—	1,356	—	—	—	1,356

Balance at May 31, 2007	106,899,286	$1,069	$19,832	$(1,077)	$(1,103,379)	$884	$(1,082,671)

Net income	—	—	—	—	25,053	—	25,053
Other comprehensive loss	—	—	—	—	—	(4,030)	(4,030)

Comprehensive income	—	—	—	—	—	—	21,023
Common stock issued in connection with incentive plans	958,096	10	4,433	—	—	—	4,443
Stock — based compensation	—	—	12,011	—	—	—	12,011
Common stock issued in connection with employee stock purchase plan	35,024	—	296	—	—	—	296
Income tax benefit from stock options exercised	—	—	215	—	—	—	215
Cumulative effect of change in accounting for income taxes (See Note 8)	—	—	—	—	196	—	196

Balance at May 31, 2008	107,892,406	$1,079	$36,787	$(1,077)	$(1,078,130)	$(3,146)	$(1,044,487)

Net income	—	—	—	—	67,295	—	67,295
Other comprehensive income	—	—	—	—	—	1,914	1,914

Comprehensive income	—	—	—	—	—	—	69,209
Common stock issued in connection with incentive plans	3,273,464	33	10,230	—	—	—	10,263
Stock — based compensation	—	—	9,501	—	—	—	9,501
Income tax benefit from stock options exercised	—	—	5,679	—	—	—	5,679

Balance at May 31, 2009	111,165,870	$1,112	$62,197	$(1,077)	$(1,010,835)	$(1,232)	$(949,835)

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal Year Ended May 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$67,295	$25,053	$(31,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,170	139,719	137,562
Stock-based compensation	9,501	12,011	8,573
Excess tax benefits from stock-based compensation	(1,639)	(1,110)	(1,288)
Minority interest in income of subsidiaries	784	704	1,542
Distributions paid to minority interest	(4,240)	(99)	(479)
Deferred income taxes	14,921	10,904	1,831
Income from equity investments	—	—	(804)
Distributions received from equity investments	—	—	386
Loss on disposition of assets	473	5,974	33,433
Gain on sale of equity investment	—	—	(4,730)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable — (increase) decrease	(10,252)	(5,541)	1,362
Inventory — phones and accessories, net — decrease (increase)	12,138	(11,448)	(11,594)
Prepaid expenses and other assets — (increase) decrease	(509)	11,448	10,300
Restricted cash — decrease (increase)	6,342	(540)	(5,926)
Accounts payable, accrued expenses and other current liabilities — decrease	(15,985)	(6,604)	(1,983)
Deferred revenue and customer deposits — (decrease) increase	(8,131)	5,389	1,246
Other	17,705	15,135	3,330

NET CASH PROVIDED BY OPERATING ACTIVITIES	224,573	200,995	141,142

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	179	148	362
Capital expenditures	(121,216)	(133,507)	(119,234)
Proceeds from sale of discontinued operation	—	—	83,298
Acquisition of minority interest, net	—	—	(2,500)
Payments for acquisition, net of cash acquired	—	(12,519)	—
Payments for purchase of wireless spectrum	(2)	(3,610)	(14,925)
Proceeds from sale of equity investment	—	—	7,100

NET CASH USED IN INVESTING ACTIVITIES	(121,039)	(149,488)	(45,899)

FINANCING ACTIVITIES:
Repayment of debt	(3,103)	(46,935)	(101,822)
Debt issuance costs paid	—	—	(562)
Proceeds from the exercise of stock options	10,263	4,443	5,248
Proceeds from issuance of common stock under employee stock purchase plan	—	296	461
Excess tax benefits from stock-based compensation	1,639	1,110	1,288

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,799	(41,086)	(95,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,333	10,421	(144)
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR	105,161	94,740	94,884

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR	$217,494	$105,161	$94,740

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the fiscal year for:
Interest	$166,360	$187,271	$199,718

Income taxes	$4,858	$11,770	$6,421

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$10,666	$8,465	$10,545

Acquisitions of fixed assets	$—	$4,140	$—

See notes to consolidated financial statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Note 1.	Description of Business and Summary of Significant Accounting Principles

Description of Business:

Centennial Communications Corp. (together with its subsidiaries and partnership interest, the “Company”) provides wireless communications and broadband services in Puerto Rico and wireless communications in the United States (“U.S.”). On January 7, 1999, CCW Acquisition Corp., a Delaware corporation organized at the direction of Welsh, Carson, Anderson & Stowe VIII, L.P. merged with and into the Company. The Company continued as the surviving corporation. The merger was accounted for as a recapitalization in which the historical basis of the Company’s assets and liabilities were not affected and no new goodwill was created.

At May 31, 2009, the Company owned and operated wireless licenses in Puerto Rico and the U.S. Virgin Islands and provided voice, data and Internet services on broadband networks in Puerto Rico. The Company also owned and operated wireless telephone systems in the United States.

On November 7, 2008, the Company entered into an Agreement and Plan of Merger with AT&T Inc. (“AT&T”) providing for the acquisition of Centennial by AT&T (the “AT&T Transaction”). Under the terms of the AT&T Transaction, the Company’s stockholders will receive $8.50 per share in cash. The AT&T Transaction was approved by the Company’s stockholders in February 2009. Completion of the AT&T Transaction is not subject to a financing condition but remains subject to (i) approval by the Federal Communications Commission (“FCC”) and (ii) other customary conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired; however, the parties are still discussing the transaction with the Department of Justice. The parties anticipate that the AT&T Transaction will be completed during the third quarter of calendar year 2009, assuming timely satisfaction or waiver of all remaining closing conditions.

On March 13, 2007, the Company sold its Dominican Republic operations (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and a working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. This disposition has been accounted for by the Company as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long Lived Assets (“SFAS 144”) (see Note 2).

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
Fiscal Years Ended May 31, 2009, 2008 and 2007
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

In its Puerto Rico wireless operations in fiscal 2008, the Company sold and loaned phones to its customers. When the Company sells a phone to a customer, the cost of the phone sold is charged to cost of equipment sold whereas the cost of a phone which was loaned to a customer was recorded as an asset within property, plant and equipment and was charged to depreciation expense over the life of the phone, or 18 months. As of June 1, 2008, the Company no longer loaned phones to customers.

Goodwill and Other Intangible Assets:

A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. In general, the Company’s wireless licenses are issued by the FCC for a fixed period, generally ten years, at which time they are subject to renewal. Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

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

The following tables present the intangible assets not subject to amortization during the fiscal years ended May 31, 2009 and May 31, 2008.

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2008	Acquired	Recognized	2009

U.S. wireless licenses(1)	$402,393	$2	$—	$402,395
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$456,552	$2	$—	$456,554

	As of		Impairment	As of
	June 1,	Assets	Loss	May 31,
	2007	Acquired	Recognized	2008

U.S. wireless licenses(1)	$398,783	$3,610	$—	$402,393
Puerto Rico wireless licenses	54,159	—	—	54,159

Total	$452,942	$3,610	$—	$456,552

(1)	Includes adjustments of $45,000 to U.S. wireless licenses pursuant to SFAS No. 109 Accounting for Income Taxes (“SFAS 109”).

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Other Intangible Assets Subject to Amortization

The following table presents other intangible assets subject to amortization:

		As of May 31, 2009		As of May 31, 2008
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Cable facility	25 years	6,000	2,990	6,000	2,750

Customer lists	10 years	6,500	1,604	10,295	846

Other intangible asset amortization expense was $998, $1,086, and $240 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Based solely on the finite lived intangible assets existing at May 31, 2009, amortization expense is estimated to be $840 per fiscal year for each of the next five years.

Goodwill

The amount of goodwill relates to the Puerto Rico broadband segment and was $10,989 and $4,187 at May 31, 2009 and May 31, 2008, respectively. See Note 3 for details related to the decrease in customer lists and increase in goodwill at May 31, 2009 as compared to May 31, 2008.

Valuation of Long-Lived Assets:

Long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company in its valuation considers current market values of properties similar to its own, competition, prevailing economic conditions, government policy, including taxation and the historical and current growth patterns of both the Company and the industry. The Company also considers the recoverability of the cost of its long-lived assets based on a comparison of estimated undiscounted operating cash flows for the related businesses with the carrying value of the long-lived assets. Considerable management judgment is required to estimate the fair value of an impairment, if any, of the Company’s assets. These estimates are very subjective in nature; the Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Estimates related to recoverability of assets are critical accounting policies as management must make assumptions about future revenue and related expenses over the life of an asset, and the effect of recognizing impairment could be material to the Company’s consolidated financial position as well as the Company’s consolidated results of operations. Actual revenue and costs could vary significantly from such estimates.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company has determined that the sale of wireless services with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company discontinued deferring non-refundable, up-front activation fees to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Additionally, to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold, activation fees will be included in equipment sales rather than service revenues in the statement of operations.

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
Fiscal Years Ended May 31, 2009, 2008 and 2007
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

Earnings (Loss) per Share:

Earnings (loss) per share is calculated using the weighted-average number of shares of outstanding common stock during the period. For the fiscal year ended May 31, 2009, the difference between the basic and diluted weighted average number of shares outstanding represented approximately 1,641,388 potentially dilutive common shares as a result of outstanding options. For the year ended May 31, 2009, options to purchase approximately 3,797,000 shares were excluded from the calculation of diluted earnings (loss) per share because the grant prices exceeded the market prices.

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

Stock-Based Compensation:

On June 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this method, compensation expense includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to treat awards with graded vesting as a single award when estimating fair value. The Company now recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior period amounts have not been restated. Under the modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

For the fiscal year ended May 31, 2009, the application of SFAS 123(R) resulted in incremental stock-based compensation expense of $9,501, of which $980 was recorded in cost of services, $559 was recorded in sales and

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

marketing and $7,962 was recorded in general and administrative in the accompanying Consolidated Statement of Operations. For the fiscal year ended May 31, 2009, the incremental stock-based compensation expense caused income before income taxes to decrease by $9,501, net income to decrease by $6,241 and basic and diluted earnings per share to decrease by $0.06 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $1,639 for the fiscal year ended May 31, 2009, related to excess tax benefits from the exercise of stock-based awards.

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

Recent Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification tm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective September 15, 2009 and will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective January 2010 and will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), Business Combinations, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective immediately, and its effect will vary with each future acquisition.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for interim periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 are not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 for lightly-traded investments. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate apparently comparable market transactions do not represent independent fair value. FSP FAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 is not expected to have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS 142 to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This FSP also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance became effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008 (which was June 1, 2009 for the Company). The Company is evaluating the impact this standard will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which was March 1, 2009 for the Company). The adoption of this new pronouncement did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008 (which was June 1, 2009 for the Company). The adoption of this new pronouncement did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008 (which was June 1, 2009 for the Company). The adoption of this new pronouncement did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

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

As of May 31, 2009, the Company’s only assets or liabilities that fell under the scope of SFAS 157 were its liabilities under interest rate hedging agreements (see Note 5). The fair values of the interest rate swap/collar agreements were based on prices obtained from financial institutions that develop values based on inputs observable in active markets, including interest rates. Accordingly, the Company’s fair value measurements of its derivative instruments are classified as Level 2 inputs.

Note 2.	Discontinued Operations

On March 13, 2007, the Company sold its Dominican Republic operations to Trilogy for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and a working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS 144. No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Summarized financial information for the discontinued operations of Centennial Dominicana is as follows:

	Fiscal Year Ended May 31,
	2009	2008	2007*

Revenue	$—	$—	$58,232
Income from discontinued operations	—	—	461
Loss on disposition	(1,020)	(2,924)	(33,132)
Income tax expense	—	—	(5,907)

Net loss from discontinued operations	$(1,020)	$(2,924)	$(38,578)

*	The results for the fiscal year ended May 31, 2007 include the results of operations of Centennial Dominicana through the date of its sale on March 13, 2007.

Note 3.	Acquisitions and Dispositions

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

The acquisition of Islanet was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Accordingly, the consideration paid by the Company to complete the acquisition was allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The final allocation of purchase price was based upon certain valuations and other analyses that were completed during the quarter ended November 30, 2008.

The final purchase price allocations as of the date of acquisition are as follows:

Current assets	$561
Property, plant and equipment, net	1,663
Customer lists	6,500
Deferred tax asset	3,381
Goodwill	6,802

Total Assets Acquired	18,907
Current liabilities assumed	3,419
Deferred tax liability	2,275

Net assets acquired	$13,213

*	Customer lists assets are amortized on a straight-line basis over their remaining expected useful lives of approximately 10 years. See Note 2 for details on how the Company tests goodwill, which is not tax deductible, for impairment.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

This acquisition did not have a material effect on the Company’s results of operations for the fiscal year ended May 31, 2009, nor would it have had a material effect on the Company’s results of operations prior to the acquisition.

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

Note 4.	Supplementary Financial Information

Property, plant and equipment consists of the following:

	May 31,
	2009	2008

Land	$2,971	$2,971
Transmission and distribution systems and related equipment(1)	1,061,022	1,036,317
Miscellaneous equipment and furniture and fixtures	270,489	242,162
PCS phones	44,802	45,845

	1,379,284	1,327,295
Accumulated depreciation	(807,153)	(748,762)

Property, plant and equipment, net	$572,131	$578,533

(1)	Inclusive of assets recorded as capital leases of $86,029 and $75,363 for fiscal 2009 and 2008, respectively.

Depreciation expense was approximately $135,172, $138,633 and $130,148 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Depreciation expense includes the depreciation of assets recorded under capital leases.

Accrued expenses and other current liabilities consisted of the following:

	May 31,
	2009	2008

Accrued miscellaneous	$97,605	$101,995
Deferred revenue and customer deposits	31,282	39,413
Accrued interest payable	45,211	47,000
Accrued income taxes payable	8,446	5,119

Accrued expenses and other current liabilities	$182,544	$193,527

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Note 5.	Debt

Long-term debt consisted of the following:

	May 31,
	2009	2008

Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $1,790 and $2,287, respectively	348,210	347,713
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
Capital Lease Obligations	86,692	76,146
Financing Obligation — Tower Sale	11,278	11,788

Total Long-Term Debt	2,021,180	2,010,647
Current Portion of Long-Term Debt	—	—

Net Long-Term Debt	$2,021,180	$2,010,647

Senior Secured Credit Facility

On February 9, 2004, the Company’s wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into the $750,000 Senior Secured Credit Facility. The Company and its direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600,000, of which $550,000 remains outstanding at May 31, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000; however, $2,500 of this commitment was from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, the Company believes it is unlikely that this $2,500 commitment will be honored by Lehman Brothers. Accordingly, the Company believes its useable commitments under the revolving credit facility may be $147,500. The Company does not expect this change to have a material impact on its liquidity or consolidated financial statements. At May 31, 2009, the Company had not borrowed any amounts under the revolving credit facility.

On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 1.73% as of May 31, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

High-Yield Notes

On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (1.21% as of May 31, 2009) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

At May 31, 2009, $550,000 of the Company’s $900,000 of variable rate debt was hedged by interest rate swaps or collars described above. All the Company’s swaps and collars have been designated as cash flow hedges.

At May 31, 2009, the fair value of the swaps and collars was a liability of $1,952 which is included in other liabilities in the consolidated balance sheet. For the fiscal year ended May 31, 2009, the Company recorded income of $1,914, net of tax, to accumulated other comprehensive loss attributable to the change in the fair value of the swaps and collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized. See Note 1 for a discussion of the framework the Company uses for determining fair value of its derivative instruments.

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

The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at May 31, 2009 are summarized as follows:

May 31, 2010	$—
May 31, 2011	549,513
May 31, 2012	17
May 31, 2013	550,325
May 31, 2014	825,624
May 31, 2015 and thereafter	97,491

2,022,970
Less: unamortized discount	(1,790)

$2,021,180

Interest expense, as reflected on the Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense for the fiscal years ended May 31, 2009, 2008 and 2007 was approximately $173,995, $193,315 and $206,300, respectively.

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

	May 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$2,021,180	$2,056,095	$2,010,647	$2,013,934
Derivative financial instruments:
Interest rate swap and collar agreements liability	$1,952	$1,952	$5,675	$5,675

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap and collar agreements at May 31, 2009 and 2008 were estimated using a quote from the broker.

Note 7.	Compensation Plans and Arrangements

2003 Employee Stock Purchase Plan:

In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “Plan”), which was substantially similar to the 2000 Employee Stock Purchase Plan. The Plan was a successor to the 2000 Employee Stock Purchase Plan. The Company has reserved 600,000 shares of common stock for issuance under the Plan. Under the current Plan, eligible employees, which generally include all full-time employees, are able to subscribe for shares of common stock at a purchase price equal to 85% of the average market price (as defined) on the last day of the payroll deduction period relating to an offering under the Plan. Payment of the purchase price of the shares is made in installments through payroll deductions. The Plan is administered by the Compensation Committee of the Board of Directors. Rights to purchase shares of common stock under the Plan cannot be transferred by the recipient and can be forfeited in the event of employment termination. The Company did not offer the plan in fiscal 2009 or fiscal 2008. The number of shares purchased during the fiscal year ended May 31, 2007 was 102,609.

1999 Stock Option Plan and 2008 Stock Option Plan:

The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Option Plan”) provided for the grant of incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”), as well as non-qualified stock options and the right to purchase shares of common stock of the Company on a restricted basis to employees, officers, directors and others providing services to the Company. Generally, the exercise price of incentive and non-qualified stock options and the purchase price of restricted stock may be as determined by the Board of Directors of the Company or a committee thereof. The exercise price of incentive stock options issued under the 1999 Stock Option Plan was required to be no less than the fair market value of shares of common stock at the time of grant of such options. The maximum term of each incentive stock option issued under the 1999 Stock Option Plan was ten years. The term of each non-qualified stock option generally ranged between seven and ten years. The 1999 Stock Option Plan was amended several times to increase the number of shares of common stock of the Company authorized for issuance under the stock option plan. In addition, in connection with a special dividend paid in January 2006, certain adjustments to outstanding options under the 1999 Stock Option Plan were made in accordance with the terms of such plan. All of the Company’s outstanding stock options at May 31, 2009 are under the 1999 Stock Option Plan. The 1999 Stock Option Plan expired in January 2009.

In September 2008, the Company’s stockholders approved the Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (the “2008 Stock Option Plan”). The terms of the 2008 Stock Option Plan are substantially consistent with the terms of the 1999 Stock Option Plan. No stock options, warrants or rights have been issued under the 2008 Stock Option Plan. The aggregate number of shares authorized for issuance under the 2008 Stock Option Plan is 10,000,000.

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
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

A summary of the status of the Company’s stock options as of May 31, 2007, 2008 and 2009 and changes during the fiscal years then ended are presented below:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding, May 31, 2006	10,862,877	4.97	5.73	17,696

Granted	3,659,500	9.73
Exercised	(1,613,611)	3.50
Canceled/forfeited	(651,567)	6.42

Outstanding, May 31, 2007	12,257,199	6.55	6.27	44,729

Granted	426,500	7.75
Exercised	(916,474)	4.38
Canceled/forfeited	(594,651)	8.38

Outstanding, May 31, 2008	11,172,574	6.67	5.56	20,979

Granted	1,895,000	8.17
Exercised	(3,457,263)	3.38
Canceled/forfeited	(252,902)	8.39

Outstanding, May 31, 2009	9,357,409	8.14	6.16	8,845

Vested at May 31, 2009 and expected to vest thereafter	8,935,219	8.10	6.05	8,761

Options exercisable at May 31, 2007	6,059,436	$4.69	4.58	33,357
Options exercisable at May 31, 2008	7,928,115	$5.61	4.46	19,895
Options exercisable at May 31, 2009	5,839,162	$4.98	4.77	8,139

The following table summarizes information about options outstanding at May 31, 2009:

	Options Outstanding
		Weighted-Average
		Remaining		Options Exercisable
Range of	Options	Contractual	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$1.39-3.48	657,434	4.09	$3.28	657,433	$3.28
$3.65-4.71	507,786	2.44	3.93	507,782	3.93
$5.21-8.34	1,385,617	5.20	6.16	1,097,875	6.15
$8.37-9.79	3,574,253	5.90	8.54	1,885,878	8.67
$10.19-15.50	3,232,319	7.86	10.21	1,690,194	10.22

	9,357,409	6.16	$8.14	5,839,162	$4.98

The estimated weighted-average fair value of options granted during fiscal 2009, 2008 and 2007 were $5.04 per share, $5.08 per share and $6.59 per share, respectively. The total intrinsic value of options exercised during the years ended May 31, 2009, 2008, and 2007 was $15,501, $4,751, and $7,086, respectively.

The Company received cash from the exercise of stock options of $10,263, $4,443 and $5,248 during the fiscal years ended May 31, 2009, 2008, and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $4,755, $1,421 and $2,465 for the years ended May 31, 2009, 2008 and 2007, respectively.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

The fair value of options granted under the Company’s stock option plans during fiscal 2009, 2008 and 2007 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

	Fiscal Year Ended May 31,
	2009	2008	2007

Expected volatility	62.1%-63.5%	63.2%-70.5%	59.7%-70.7%
Risk-free interest rate	3.3%-3.6%	2.7%-4.7%	4.4%-4.8%
Expected lives of option grants	6.25 years	6.25 years	4.5-6.25 years
Expected dividend yield	0.00%	0.00%	0.00%

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

A summary of the status and changes of the Company’s nonvested shares related to its equity incentive plans as of and during the fiscal year ended May 31, 2009 is presented below:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at May 31, 2006	6,125,527	3.65
Granted	3,581,000	6.67
Vested	(2,826,077)	3.41
Forfeited	(682,687)	3.70

Nonvested at May 31, 2007	6,197,763	$5.49
Granted	293,500	4.56
Vested	(3,141,765)	4.81
Forfeited	(105,039)	4.82

Nonvested at May 31, 2008	3,244,459	$6.09
Granted	1,733,000	5.11
Vested	(1,377,506)	5.59
Forfeited	(81,706)	5.52

Nonvested at May 31, 2009	3,518,247	$5.82

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

As of May 31, 2009, there was approximately $15,297 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2.4 years. The total fair value of shares vested was $7,700, $15,106 and $9,647 during the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Retirement Plans

The Company sponsors 401(k) defined contribution retirement plans covering employees of its wholly-owned subsidiaries in the United States and Puerto Rico. If a participant decides to contribute, a portion of the contribution is matched by the Company. The Company also provides a profit sharing component to the retirement plans. The profit share contribution made by the Company is based on the Company’s financial results and the approval of the compensation committee. Total expense under the plans was approximately $2,326, $1,811 and $1,514 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. For the fiscal year ended May 31, 2009, the amount of profit sharing was $1,074. There was no profit sharing component for the fiscal years ended May 31, 2008 and 2007.

Note 8.	Income Taxes

Income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments is as follows:

	Year Ended May 31,
	2009	2008	2007

Domestic	$65,600	$29,783	$9,542
Foreign	28,644	24,091	6,177

Total	$94,244	$53,874	$15,719

The components of the Company’s provision for (benefit from) income taxes are summarized as follows:

	Year Ended May 31,
	2009	2008	2007

Current:
Federal	$1,064	$373	$1,398
State	(2,448)	2,930	2,647
Foreign	8,219	3,975	(2,420)

	$6,835	$7,278	$1,625

Deferred:
Federal	24,785	14,715	6,335
State	(3,903)	(2,072)	1,088
Foreign	(2,572)	5,272	(1,026)

	18,310	17,915	6,397

Total	$25,145	$25,193	$8,022

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

The effective income tax rate of the Company differs from the statutory rate as a result of the following items:

	Year Ended May 31,
	2009	2008	2007

Computed tax expense at federal statutory rate on the income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	$32,985	$18,858	$5,502
(Reduction) Increase in Tax Reserves, net	(4,974)	1,847	(7,298)
State and local income tax (benefit) provision, net of federal income tax benefit	(3,404)	(420)	2,513
Reduction in tax receivable	162	—	4,218
Foreign taxes and rate differential	(356)	5,214	3,257
Other	732	(306)	(170)

	$25,145	$25,193	$8,022

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2009	2008

Deferred Tax Assets:
Tax loss and credit carryforwards	$62,826	$85,981
Capital loss carryforward	43,045	42,687
Bad debt reserve	2,203	3,331
Deferred income	3,857	3,361
Other	3,933	2,734
Valuation allowance	(92,225)	(94,088)

	23,639	44,006

Deferred Tax Liabilities:
Unrealized gain on interest rate swaps	(720)	(2,529)
Amortization of intangible assets	132,596	127,724
Depreciation of fixed assets	37,849	49,776

	169,725	174,971

Net deferred tax liabilities	$(146,086)	$(130,965)

At May 31, 2009, the Company’s consolidated balance sheet includes a current deferred tax asset of $9,440 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $155,526. At May 31, 2008, the Company’s consolidated balance sheet includes a current deferred tax asset of $20,443 (which is included in prepaid expenses and other current assets) and a non-current deferred tax liability of $151,408.

At May 31, 2009, the Company had approximately $16,791 of net operating loss carryforwards for federal income tax purposes, expiring from 2012 through 2027, which are subject to limitations on their future utilization under the Internal Revenue Code of 1986. A valuation allowance has been recorded against approximately $11,223 of these net operating loss carryforwards. The Company also had approximately $609,289 of state tax net operating loss carryforwards, expiring from 2010 through 2021. A valuation allowance has been recorded against approximately $600,313 of the state net operating loss carryforwards.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

For the year ended May 31, 2009, the Company’s effective tax rate reflects a foreign tax credit in the U.S. for the entire amount of foreign taxes the Company pays. The effect of this is to reduce the Company’s effective tax rate. Foreign taxes were deducted in prior years. At May 31, 2009, the Company has no foreign tax credit carryforwards.

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

At May 31, 2009, the Company has U.S. federal minimum tax credit carryforwards of approximately $10,138 and Puerto Rico minimum tax credit carryforwards of approximately $1,191 which are available to reduce U.S. federal and Puerto Rico regular income taxes, respectively, if any, over an indefinite period.

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

The income tax benefits of employee stock option compensation expense for tax purposes in excess of the amounts recognized for financial reporting purposes credited to additional paid-in capital was $5,679, $215 and $1,356 for the years ended May 31, 2009, 2008 and 2007, respectively.

For the years ended May 31, 2009 and 2008, the Company recorded a decrease in its tax liabilities of approximately $1,810, and an increase in its tax liabilities of approximately $3,204, respectively. Both the decrease in 2009 and the increase in 2008 are a result of the adjustment of the carrying amounts of its derivatives to reflect their fair values.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was decreased for the year ended May 31, 2009 by $4,974, primarily attributable to the reduction in exposure due to the expiration of the statute of limitations and the settlement of various audits, and increased for the fiscal year ended May 31, 2008 by $1,847 primarily attributable to the increase in foreign and state reserves and related interest.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. As a result of the implementation of FIN 48, the Company reduced its liability for net unrecognized tax benefits by $196, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $196. The amount of unrecognized tax benefit was $10,891 as of May 31, 2009. In addition, the total amount of accrued interest recorded as of May 31, 2009 was $1,095. Included in this balance were positions that, if recognized, would affect the effective tax rate by $10,891 as of May 31, 2009.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest) is as follows (in millions):

	Year Ended May 31,
	2009	2008

Unrecognized tax benefits balance at June 1	$22,623	$20,572
Increase in tax positions for prior years	577	201
Decrease in tax positions for prior years	(98)	—
Increase in tax positions for current year	4,353	4,349
Lapse of statute of limitations	(8,845)	(2,499)

Unrecognized tax benefits balance at May 31	$18,610	$22,623

The Company recognizes potential interest related to unrecognized tax benefits in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004. The state of Michigan commenced an audit of the Company’s tax returns for the years ended May 31, 2003 through May 31, 2006 and the IRS commenced an audit of the Company’s tax return for the year ended May 31, 2006. The Company’s tax returns are not currently under audit in any other taxing jurisdiction.

Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $1,129 within the next 12 months. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.

Note 9.	Related Party Transactions

At July 23, 2009, Welsh Carson and its affiliates held approximately 19% of the Company’s outstanding common stock. In January 1999, the Company entered into a stockholders’ agreement with Welsh Carson and other parties, under which an affiliate of Welsh Carson received an annual monitoring fee of $450. Prior to fiscal 2008, The Blackstone Group was one of the Company’s principal stockholders and received an annual monitoring fee of $300. The Company’s obligation to pay such fee to the Blackstone Group terminated in fiscal 2008 and the stockholders’ agreement and the Company’s obligation to pay such fee to Welsh Carson terminated in its entirety in fiscal 2009. The Company recorded expenses of $150, $450 and $750 under the stockholders’ agreement for each of the fiscal years ended May 31, 2009, 2008 and 2007, respectively. At May 31, 2008, $75 of such amounts were recorded within payable to affiliates in the Company’s consolidated balance sheets.

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

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

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

As of May 31, 2009, the future minimum rental commitments under noncancelable leases with initial terms in excess of one year for the next five years and thereafter were as follows:

				Capital
			Net	Leases and
	Operating	Less:	Operating	Financing
	Leases	Sublease	Leases	Obligations

May 31, 2010	33,038	(1,335)	31,703	8,743
May 31, 2011	28,177	(1,041)	27,136	8,926
May 31, 2012	24,033	(570)	23,463	9,184
May 31, 2013	20,873	(361)	20,512	9,517
May 31, 2014	17,974	(129)	17,845	9,807
May 31, 2015 and thereafter	152,256	(16)	152,240	217,690

Total minimum lease payments	$276,351	$(3,452)	$272,899	263,867

Less amount representing interest				(177,175)

Present value of net minimum lease payments				$86,692

Rent expense under operating leases was approximately $44,980, $40,745 and $36,259 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Other Commitments and Contingencies:

On July 1, 2008, the Company entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance and usage monitoring and security for the Company’s wireless operations. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018. As of May 31, 2009, the Company has paid approximately $8,957 in connection with this agreement.

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
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2009
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$67,798	$—	$149,696	$—	$—	$217,494
Accounts receivable, net	47,723	—	57,751	—	—	105,474
Inventory — phones and accessories, net	7,340	—	23,764	—	—	31,104
Prepaid expenses and other current assets	13,767	—	8,364	—	—	22,131

Total current assets	136,628	—	239,575	—	—	376,203
Property, plant & equipment, net	249,137	—	322,994	—	—	572,131
Debt issuance costs	9,589	—	17,115	—	—	26,704
Restricted cash	124	—	—	—	—	124
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	10,989	—	—	—	—	10,989
Investment in subsidiaries	—	1,026,832	570,632	(670,807)	(926,657)	—
Other assets	11,017	—	1,782	—	—	12,799

Total	$417,484	$1,026,832	$1,608,652	$(670,807)	$(926,657)	$1,455,504

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,226	$—	$6,453	$—	$—	$12,679
Accrued expenses and other current liabilities	120,273	—	62,271	—	—	182,544

Total current liabilities	126,499	—	68,724	—	—	195,223
Long-term debt	794,966	591,395	86,609	548,210	—	2,021,180
Deferred income taxes	4,623	—	150,903	—	—	155,526
Other liabilities	7,436	—	24,532	—	—	31,968
Intercompany	23,975	1,087,824	1,069,497	(270,414)	(1,910,882)	—
Minority interest in subsidiaries	—	—	1,442	—	—	1,442
Redeemable preferred stock	643,738	—	—	—	(643,738)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,112	—	1,112
Additional paid-in capital	(818,330)	—	818,330	62,197	—	62,197
Accumulated (deficit) equity	(364,831)	(651,747)	(611,385)	(1,010,835)	1,627,963	(1,010,835)
Accumulated other comprehensive loss	(592)	(640)	—	—	—	(1,232)

	(1,183,753)	(652,387)	206,945	(947,526)	1,627,963	(948,758)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity	(1,183,753)	(652,387)	206,945	(948,603)	1,627,963	(949,835)

Total	$417,484	$1,026,832	$1,608,652	$(670,807)	$(926,657)	$1,455,504

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2009
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$442,583	$—	$620,655	$—	$(11,648)	$1,051,590

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	83,754	—	120,649	—	(10,976)	193,427
Cost of equipment sold	57,649	—	92,394	—	—	150,043
Sales and marketing	40,800	—	56,835	—	—	97,635
General and administrative	100,476	—	106,520	—	(672)	206,324
Depreciation and amortization	66,404	—	69,766	—	—	136,170
Loss (gain) on disposition of assets	711	—	(238)	—	—	473

	349,794	—	445,926	—	(11,648)	784,072

Operating income	92,789	—	174,729	—	—	267,518

Income (loss) from investments in subsidiaries	—	67,295	(15,911)	67,295	(118,679)	—
Interest (expense) income, net	(100,371)	(44,793)	(15,680)	(49,630)	37,200	(173,274)
Intercompany interest allocation	—	44,793	(57,223)	49,630	(37,200)	—

(Loss) income from continuing operations before income tax expense and minority interest in income of subsidiaries	(7,582)	67,295	85,915	67,295	(118,679)	94,244
Income tax expense	(8,329)	—	(16,816)	—	—	(25,145)

(Loss) income from continuing operations before minority interest in income of subsidiaries	(15,911)	67,295	69,099	67,295	(118,679)	69,099
Minority interest in income of subsidiaries	—	—	(784)	—	—	(784)

(Loss) income from continuing operations	(15,911)	67,295	68,315	67,295	(118,679)	68,315
Net loss from discontinued operations	—	—	(1,020)	—	—	(1,020)

Net (loss) income	$(15,911)	$67,295	$67,295	$67,295	$(118,679)	$67,295

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2009
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(15,911)	$67,295	$67,295	$67,295	$(118,679)	$67,295

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,404	—	69,766	—	—	136,170
Stock-based compensation	4,769	—	4,732	—	—	9,501
Excess tax benefits from stock-based compensation	—	—	(1,639)	—	—	(1,639)
Minority interest in income of subsidiaries	—	—	784	—	—	784
Distributions paid to minority interest	—	—	(4,240)	—	—	(4,240)
Equity in undistributed earnings (loss) of subsidiaries	—	67,295	(15,911)	67,295	(118,679)	—
Loss (gain) on disposition of assets	711	—	(238)	—	—	473
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	34,563	(75,074)	(45,386)	(172,432)	274,558	16,229

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	90,536	59,516	75,163	(37,842)	37,200	224,573

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	179	—	—	—	179
Payments for purchase of wireless spectrum	—	(2)	—	—	—	(2)
Capital expenditures	(62,163)	(59,053)	—	—	—	(121,216)

NET CASH USED IN INVESTING ACTIVITIES	(62,163)	(58,876)	—	—	—	(121,039)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(3,103)	—	—	(3,103)
Proceeds from the exercise of employee stock options	—	—	—	10,263	—	10,263
Excess tax benefits from stock-based compensation	—	—	—	1,639	—	1,639
Cash received from (paid to) affiliates	2,795	(640)	9,105	25,940	(37,200)	—

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	2,795	(640)	6,002	37,842	(37,200)	8,799

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,168	—	81,165	—	—	112,333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,630	—	68,531	—	—	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,798	$—	$149,696	$—	$—	$217,494

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
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
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2008
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$424,558	$—	$589,244	$—	$(12,427)	$1,001,375

Costs and expenses:
Cost of services	79,197	—	114,739	—	(11,755)	182,181
Cost of equipment sold	36,192	—	93,713	—	—	129,905
Sales and marketing	42,805	—	59,037	—	—	101,842
General and administrative	99,580	—	101,380	—	(672)	200,288
Depreciation and amortization	70,400	—	69,319	—	—	139,719
Loss on disposition of assets	1,001	—	2,049	—	—	3,050

	329,175	—	440,237	—	(12,427)	756,985

Operating income	95,383	—	149,007	—	—	244,390

Income (loss) from investments in subsidiaries	—	25,053	(24,847)	25,053	(25,259)	—
Interest expense, net	(105,759)	(52,818)	(11,064)	(57,768)	37,200	(190,209)
Loss on extinguishment of debt	—	—	(307)	—	—	(307)
Intercompany interest allocation	—	52,818	(73,386)	57,768	(37,200)	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(10,376)	25,053	39,403	25,053	(25,259)	53,874
Income tax expense	(14,471)	—	(10,722)	—	—	(25,193)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(24,847)	25,053	28,681	25,053	(25,259)	28,681
Minority interest in income of subsidiaries	—	—	(704)	—	—	(704)

(Loss) income from continuing operations	(24,847)	25,053	27,977	25,053	(25,259)	27,977
Net loss from discontinued operations	—	—	(2,924)	—	—	(2,924)

Net (loss) income	$(24,847)	$25,053	$25,053	$25,053	$(25,259)	$25,053

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
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
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

Revenue	$387,405	$—	$528,560	$—	$(4,069)	$911,896

Costs and expenses:
Cost of services	70,510	—	103,867	—	(1,981)	172,396
Cost of equipment sold	35,178	—	89,779	—	—	124,957
Sales and marketing	39,887	—	55,087	—	—	94,974
General and administrative	91,416	—	84,883	—	(2,088)	174,211
Depreciation and amortization	65,884	—	64,505	—	—	130,389
Loss (gain) on disposition of assets	1,764	—	(420)	—	—	1,344

	304,639	—	397,701	—	(4,069)	698,271

Operating income	82,766	—	130,859	—	—	213,625

(Loss) income from investments in subsidiaries	—	(31,619)	(30,181)	(31,619)	93,419	—
Interest expense, net	(102,923)	(66,814)	27,650	(59,559)	—	(201,646)
Loss on extinguishment of debt	—	—	(990)	—	—	(990)
Gain on sale of equity investment	—	—	4,730	—	—	4,730
Intercompany interest allocation	—	66,814	(126,373)	59,559	—	—

(Loss) income from continuing operations before income tax expense, minority interest in income of subsidiaries and income from equity investments	(20,157)	(31,619)	5,695	(31,619)	93,419	15,719
Income tax (expense) benefit	(10,024)	—	2,002	—	—	(8,022)

(Loss) income from continuing operations before minority interest in income of subsidiaries and income from equity investments	(30,181)	(31,619)	7,697	(31,619)	93,419	7,697
Minority interest in income of subsidiaries	—	—	(1,542)	—	—	(1,542)
Income from equity investments	—	—	804	—	—	804

(Loss) income from continuing operations	(30,181)	(31,619)	6,959	(31,619)	93,419	6,959
Net loss from discontinued operations	—	—	(38,578)	—	—	(38,578)

Net (loss) income	$(30,181)	$(31,619)	$(31,619)	$(31,619)	$93,419	$(31,619)

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Fiscal Year Ended May 31, 2007
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating Co.	Non-	Communications		Corp. and
	Corp.	LLC	Guarantors	Corp.	Eliminations	Subsidiaries

OPERATING ACTIVITIES:
Net (loss) income	$(30,181)	$(31,619)	$(31,619)	$(31,619)	$93,419	$(31,619)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,884	—	71,678	—	—	137,562
Stock-based compensation	4,363	—	4,210	—	—	8,573
Excess tax benefits from stock-based compensation	—	—	(1,288)	—	—	(1,288)
Minority interest in loss of subsidiaries	—	—	1,542	—	—	1,542
Distributions paid to minority interest	—	—	(479)	—	—	(479)
Income from equity investments	—	—	(804)	—	—	(804)
Equity in undistributed earnings of subsidiaries	—	(31,619)	(30,181)	(31,619)	93,419	—
Distribution received from equity investment	—	—	386	—	—	386
Loss on disposition of assets	1,764	—	31,669	—	—	33,433
Loss on sale of equity investment	—	—	(4,730)	—	—	(4,730)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	18,893	264,379	93,802	41,396	(419,904)	(1,434)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,723	201,141	134,186	(21,842)	(233,066)	141,142

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	40	—	322	—	—	362
Proceeds from the sale of discontinued operations	—	—	83,298	—	—	83,298
Acquisition of minority interest, net	—	—	(2,500)	—	—	(2,500)
Payments for purchase of wireless spectrum	—	—	(14,925)	—	—	(14,925)
Capital expenditures	(55,248)	—	(63,986)	—	—	(119,234)
Proceeds from the sale of equity investment	—	—	7,100	—	—	7,100

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(55,208)	—	9,309	—	—	(45,899)

FINANCING ACTIVITIES:
Repayment of debt		(100,488)	(1,334)		—	(101,822)
Debt issuance costs paid	(278)	(284)	—		—	(562)
Proceeds from the exercise of employee stock options	—	—	—	5,248	—	5,248
Excess tax benefits from stock-based compensation	—	—	1,288		—	1,288
Proceeds from issuance of common stock under employee stock purchase plan	—	—		461		461
Cash received from (paid to) affiliates	(209)	(100,369)	(148,621)	16,133	233,066	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(487)	(201,141)	(148,667)	21,842	233,066	(95,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,028		(5,172)	—		(144)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,129	—	68,755	—	—	94,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,157	$—	$63,583	$—	$—	$94,740

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Note 12.	Segment Information

The Company’s Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income (loss) before loss from discontinued operations, income from equity investments, minority interest in income of subsidiaries, income tax expense, loss on extinguishment of debt, gain on sale of equity investment, interest expense, net, loss on disposition of assets, litigation settlement expense, transaction costs, stock based compensation expense and depreciation and amortization.

The results of operations presented below exclude Centennial Dominicana due to its classification as discontinued operations (see Note 2). Prior to the classification of Centennial Dominicana as a discontinued operation, the results of its operations were included in the Puerto Rico wireless segment (previously the Caribbean wireless segment) and the Puerto Rico broadband segment (previously the Caribbean broadband segment).

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Information about the Company’s operations in its three business segments for the fiscal years ended May 31, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended May 31,
	2009	2008	2007

U.S. wireless
Service revenue	$479,417	$447,011	$392,048
Roaming revenue	59,631	58,299	65,480
Equipment sales	44,306	45,374	41,043

Total revenue	583,354	550,684	498,571
Adjusted operating income	235,809	212,768	184,658
Total assets	1,894,762	1,835,140	1,807,792
Capital expenditures	58,551	61,935	56,641
Puerto Rico wireless
Service revenue	$312,073	$307,596	$283,135
Roaming revenue	10,064	6,682	4,602
Equipment sales	15,544	13,963	14,401

Total revenue	337,681	328,241	302,138
Adjusted operating income	107,774	118,065	101,659
Total assets	284,927	275,721	271,242
Capital expenditures	31,050	39,342	36,763
Puerto Rico broadband
Switched revenue	$54,353	$55,332	$54,267
Dedicated revenue	77,438	71,227	61,389
Other revenue	10,412	8,318	7,185

Total revenue	142,203	134,877	122,841
Adjusted operating income	82,241	73,291	67,763
Total assets	216,169	254,580	193,286
Capital expenditures	31,615	32,230	21,805
Eliminations
Total revenue(1)	$(11,648)	$(12,427)	$(11,654)
Total assets(2)	(940,354)	(989,976)	(950,339)
Consolidated
Total revenue	$1,051,590	$1,001,375	$911,896
Adjusted operating income	425,824	404,124	354,080
Total assets	1,455,504	1,375,465	1,321,981
Capital expenditures	121,216	133,507	115,209

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

Reconciliation of adjusted operating income to net income (loss)

	Fiscal Year Ended May 31,
	2009	2008	2007

Adjusted operating income	$425,824	$404,124	$354,080
Depreciation and amortization	(136,170)	(139,719)	(130,389)
Stock based compensation expense	(9,501)	(12,011)	(8,437)
Transaction costs	(12,162)	(2,004)	(285)
Litigation settlement expense	—	(2,950)	—
Loss on disposition of assets	(473)	(3,050)	(1,344)

Operating income	267,518	244,390	213,625
Interest expense, net	(173,274)	(190,209)	(201,646)
Gain on sale of equity investment	—	—	4,730
Loss on extinguishment of debt	—	(307)	(990)
Income tax expense	(25,145)	(25,193)	(8,022)
Minority interest in income of subsidiaries	(784)	(704)	(1,542)
Income from equity investments	—	—	804

Income from continuing operations	68,315	27,977	6,959
Loss from discontinued operations	(1,020)	(2,924)	(38,578)

Net income (loss)	$67,295	$25,053	$(31,619)

Note 13.	Quarterly Financial Information (unaudited)

Provided below is summarized quarterly financial data:

	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2008	2008	2009	2009

Revenue	$265,213	$261,892	$262,729	$261,756
Operating income	62,926	51,113	70,046	83,433
Income tax expense	(10,056)	(2,691)	(7,508)	(4,890)
Income from continuing operations	7,823	3,744	19,519	37,229
Net loss from discontinued operations	(337)	(451)	(138)	(94)
Net income	7,486	3,293	19,381	37,135
Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.07	$0.03	$0.18	$0.34
(Loss) per share from discontinued operations	0.00	(0.00)	(0.00)	(0.01)

Net income per share	$0.07	$0.03	$0.18	$0.33
Diluted
Earnings per share from continuing operations	$0.07	$0.03	$0.18	$0.33
(Loss) per share from discontinued operations	0.00	(0.00)	(0.00)	(0.01)

Net income per share	$0.07	$0.03	$0.18	$0.32

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Years Ended May 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	August 31,	November 30,	February 29,	May 31,
	2007	2007	2008	2008

Revenue	$247,970	$243,568	$251,153	$258,684
Operating income	63,277	54,135	61,614	65,364
Income tax expense	(8,261)	(4,707)	(7,302)	(4,923)
Income from continuing operations	6,280	1,450	6,633	13,614
Net loss from discontinued operations	(514)	(525)	(1,218)	(667)
Net income	5,766	925	5,415	12,947
Earnings (loss) per share:
Basic
Earnings per share from continuing operations	$0.06	$0.01	$0.06	$0.13
(Loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.02)

Net income per share	$0.06	$0.01	$0.05	$0.11
Diluted
Earnings per share from continuing operations	$0.06	$0.01	$0.06	$0.12
(Loss) per share from discontinued operations	0.00	(0.00)	(0.01)	(0.02)

Net income per share	$0.06	$0.01	$0.05	$0.10

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to	Charged to		Balance
	beginning of	costs and	other		at end of
	fiscal Year	expenses	accounts	Deductions	fiscal Year

Fiscal year ended May 31, 2009 Allowance for Doubtful Accounts	$7,105	$18,337	$(241)	$(19,320)	$5,881

Reserve for Inventory Obsolescence	$2,344	$834	$—	$(1,101)	$2,077

Fiscal year ended May 31, 2008 Allowance for Doubtful Accounts	$7,571	$17,950	$146	$(18,562)	$7,105

Reserve for Inventory Obsolescence	$1,553	$1,784	$—	$(993)	$2,344

Fiscal year ended May 31, 2007 Allowance for Doubtful Accounts	$5,441	$13,475	$43	$(11,388)	$7,571

Reserve for Inventory Obsolescence	$1,398	$811	$—	$(656)	$1,553

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.

By:	/s/ Michael J. Small
Michael J. Small
Chief Executive Officer and Director
Dated July 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Small Michael J. Small	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2009

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 30, 2009

/s/ Francis P. Hunt Francis P. Hunt	Senior Vice President and Controller (Principal Accounting Officer)	July 30, 2009

/s/ J. Stephen Vanderwoude J. Stephen Vanderwoude	Chairman, Board of Directors	July 30, 2009

/s/ Darren C. Battistoni Darren C. Battistoni	Director	July 30, 2009

/s/ Michael R. Coltrane Michael R. Coltrane	Director	July 30, 2009

/s/ Anthony J. de Nicola Anthony J. de Nicola	Director	July 30, 2009

/s/ Thomas E. McInerney Thomas E. McInerney	Director	July 30, 2009

/s/ John J. Mueller John J. Mueller	Director	July 30, 2009

/s/ James P. Pellow James P. Pellow	Director	July 30, 2009

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	July 30, 2009

/s/ Scott N. Schneider Scott N. Schneider	Director	July 30, 2009

/s/ Paul H. Sunu Paul H. Sunu	Director	July 30, 2009