Form 10-K/A
period 2009-05-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2009-09-25
CIK 879573

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
     None.

EXPLANATORY NOTE
     The terms “Centennial,” the “Company,” “our” and “we” as used in this report refer to Centennial Communications Corp. and its subsidiaries on a consolidated basis.
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended May 31, 2009, originally filed on July 30, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended May 31, 2009. In addition, in connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filing of these currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of Centennial
     Executive officers of Centennial are elected annually by the board of directors and serve until their successors are duly elected and qualified. Centennial has eleven directors. Each director is elected annually and serves until his or her successor is duly elected and qualified.
     There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of Centennial. The names, ages (as of August 3, 2009) and positions of the executive officers and directors of Centennial are listed below along with their business experience during at least the past five years.

Name	Age	Position
Michael J. Small	51	Chief Executive Officer and Director
Thomas J. Fitzpatrick	51	Executive Vice President, Chief Financial Officer
Phillip H. Mayberry	56	President, U.S. Wireless Operations
Carlos T. Blanco	53	President, Puerto Rico Operations
Francis P. Hunt	45	Senior Vice President, Controller
Tony L. Wolk	42	Senior Vice President, General Counsel and Secretary
J. Stephen Vanderwoude	65	Chairman, Board of Directors
Darren C. Battistoni	29	Director
Michael R. Coltrane	62	Director
Anthony J. de Nicola	45	Director
Thomas E. McInerney	67	Director
John J. Mueller	52	Director
James P. Pellow	47	Director
Raymond A. Ranelli	61	Director
Scott N. Schneider	51	Director
Paul H. Sunu	53	Director
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). The SEC rules also require such reporting persons to furnish us with a copy of all Section 16(a) forms they file. As a matter of practice, the Company typically files the Section 16(a) forms on behalf of its executive officers and directors, other than the Welsh Carson directors. We believe that during the fiscal year ended May 31, 2009, all Section 16(a) filing requirements applicable to our reporting persons were met.
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
Audit Committee
     The Board of Directors has an Audit Committee, the current members of which are James P. Pellow (chairman), Michael R. Coltrane, Raymond Ranelli and Paul H. Sunu. The Board of Directors has determined that Mr. Sunu is an “audit committee financial expert” as defined in Section 407 of the Sarbanes-Oxley Act.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     The following provides an overview and analysis of our executive compensation programs and policies:
Compensation Program Philosophy and Objectives

     Our vision is to be the premier regional provider of telecommunications services by tailoring the ultimate customer experience in the markets we serve. Competition for talented executives in the telecommunications industry is intense. Our ability to attract and retain executives with the requisite skills and experience to grow our business and achieve our business strategies is crucial to our ability to realize this vision. Accordingly, we have designed our executive compensation program to meet the following objectives:
•	Attract, motivate and retain highly qualified executives;
•	Align management interests with those of shareholders; and
•	Reward and encourage superior performance.
     To attain these objectives, our executive compensation program contains both short-term and long-term incentives rewarding individual and company performance that generates returns for our shareholders.
Role of the Compensation Committee
     The Compensation Committee is primarily responsible for overseeing our compensation and employee benefit plans and practices. In determining the compensation for our senior management, the Compensation Committee’s decisions are influenced by each individual’s experience level and scope of responsibility, the overall performance of the Company and the individual, and an assessment of the market for executive talent, including other peer companies.
     Typically, the practice of the Compensation Committee is to review compensation practices each May, to determine compensation levels with respect to named executives for the next fiscal year beginning June 1, and to consider an annual grant of equity awards to those individuals. In 2008, such meeting took place on June 4, 2008, which was during fiscal 2009. The Compensation Committee also typically meets in July of each year to review the performance of such individuals for the prior fiscal year with respect to the prior fiscal year’s bonuses under our annual incentive bonus plan. On November 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. providing for the acquisition of Centennial by AT&T (the “AT&T Transaction”). The Merger Agreement restricts our ability to grant equity awards and make changes to our executive compensation program. Accordingly, in 2009, the changes to our executive compensation structure were limited.
     The Compensation Committee takes into account each person’s performance in helping the Company achieve certain goals, including the following: (i) increasing revenues, (ii) increasing adjusted operating income, (iii) increasing the number of subscribers, (iv) meeting budgetary objectives, (v) the successful completion of certain acquisitions, dispositions, financings and other strategic initiatives and (vi) the successful achievement of certain individualized goals and objectives. The Compensation Committee evaluates the performance of our Chief Executive Officer, Mr. Small, directly. Mr. Small is not present during the Compensation Committee’s deliberations as to his compensation. With respect to senior management other than Mr. Small, the Compensation Committee relies upon the recommendation of Mr. Small, as the person in the best position to judge the respective performances of such individuals. As part of that process, during 2008, Mr. Small reviewed, among other things, the publicly disclosed executive compensation levels at similarly-sized telecommunications companies as well as information provided by Mercer, the compensation consultant engaged by the Compensation Committee to provide a compensation benchmarking analysis.
     Because the market for talented executives is extremely competitive, the Compensation Committee also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information. In addition, the Compensation Committee may from time to time retain compensation consultants to advise the Committee with respect to amounts or forms of executive and director compensation. In Spring 2008, the Compensation Committee engaged Mercer as compensation consultants to assist the Committee in the review of Centennial’s executive compensation program for fiscal 2009, and to, among other things, provide information on competitive market practices and survey data for both plan design and compensation levels. As part of its mandate, Mercer delivered a benchmarking analysis of compensation of a peer group of companies that included the following companies: NII Holdings, Inc., Windstream Corp., MetroPCS Communications, Leap Wireless, XO Holdings, Inc., Cincinnati Bell Inc., Virgin Mobile USA, Inc., Time Warner Telecom Inc., Rural Cellular Corp. and IPCS Inc. Mercer also compared the Company’s executive compensation practices to its internal survey data. The Compensation Committee does not target a specific benchmark for compensation from such companies, but rather uses the information in light of the other factors.
Elements of Executive Compensation

     Our executive compensation consists primarily of three elements: base salary, annual incentive bonuses, which provides short-term cash incentive compensation, and stock options, which provides long-term equity incentives. Our policy for setting each compensation component is set forth below. The Compensation Committee does not have a pre-established policy or target for the allocation between cash and non-cash elements or between short-term and long-term incentive compensation. Rather, the Compensation Committee combines its experience with a periodic review of market data to determine the appropriate level and mix of incentive compensation.
Base Salary
     We determine base salaries for our executives based on, among other things, job responsibilities, their tenure with and individual contribution to the Company, and their prior relevant background and experience. We also take into account competitive market data, but do not target base salary at any particular level in comparison to the market. Our Compensation Committee reviews base salaries annually or at the time of a promotion or other significant change in responsibilities, and will increase salaries to recognize these factors. To maintain flexibility, we do not target base salary at any particular percent of total compensation.
Annual Incentive Bonus Plan
     We provide short-term incentive compensation to our senior management through annual cash bonuses that are determined by reference to a formula that ties a target bonus objective to the achievement of certain pre-defined financial and individual performance benchmarks. Such annual cash bonuses are based primarily on corporate performance, as measured by reference to factors that reflect objective performance criteria over which management generally has the ability to exert some degree of control. The program is designed to reward executives for their contributions to the business goals that create shareholder value and to provide that a substantial portion of total compensation is at risk.
     The Compensation Committee sets target bonuses, and the financial benchmarks for obtaining such target bonus, for each executive annually, based on recommendations from Mr. Small (other than with respect to himself). The financial benchmarks established by the Compensation Committee for fiscal 2009 for the named executives were as follows:

Name	Financial Benchmark	Weight	Leverage
Michael J. Small	Total Revenue less Roaming and Universal Service Fund	40%	12 up/6 down
	(“USF”) Revenue
	Total AOI[1] less Roaming and USF Revenue	50%	12 up/6 down
	Total Roaming and USF Revenue	10%	2

Thomas J. Fitzpatrick	Total Revenue less Roaming and USF Revenue	40%	12 up/6 down
	Total AOI less Roaming and USF Revenue	50%	12 up/6 down
	Total Roaming and USF Revenue	10%	2

Phillip H. Mayberry	Total US Wireless Revenue less Roaming and USF Revenue	40%	12 up/6 down
	Total US Wireless AOI less Roaming and USF Revenue	50%	12 up/6 down
	Total US Wireless Roaming and USF Revenue	10%	2

Carlos T. Blanco	Total Puerto Rico Revenue less USF Revenue	40%	12 up/6 down
	Total Puerto Rico AOI less USF Revenue	50%	12 up/6 down
	Total Puerto Rico Roaming and USF Revenue	10%	2

Tony L. Wolk	Total Revenue less Roaming and USF Revenue	40%	12 up/6 down
	Total AOI less Roaming and USF Revenue	50%	12 up/6 down
	Total Roaming and USF Revenue	10%	2

[1]	AOI refers to Adjusted Operating Income and is a profitability measure of our business calculated as part of our financial statements.

     In general, the targets under the financial benchmarks are tied to our Board-approved budget for the relevant year. For each Named Executive, each target is assigned a weight, which determines the percentage of the Named Executive’s total bonus that achievement of such target represents, and a leverage amount, which determines the degree to which under- or over-performance with respect to the target affects the bonus amount. Under this formula, the Company’s executive officers’ actual bonus amounts could be greater or less than the target bonus based on the Company’s actual financial performance. In addition, an executive officer’s individual bonus award may be adjusted up or down by up to 15% based on the achievement of certain pre-defined personal objectives, which are generally established at the beginning of the fiscal year. The maximum bonus for any executive officer is 250% of target. At the conclusion of each fiscal year, the Compensation Committee determines the amount of each participant’s bonus award by reference to the formula for such participant and the Company’s (or an individual business unit’s) actual financial performance and achievement of the established personal objectives for such participant. For fiscal 2009, the percentage bonus achievement for Messrs. Small, Fitzpatrick, Mayberry, Blanco and Wolk were: 114.1%; 114.1%; 109.5%; 119.4%; and 114.1%, respectively. In addition, the Compensation Committee increased Mr. Wolk’s fiscal 2009 bonus by $100,000 for his performance during the year.
     As in setting base salaries, the Compensation Committee considers a combination of factors, such as job responsibility, tenure with the Company, individual contribution and market competition, in establishing each individual executive’s target bonus. Target bonuses are not set at any particular percentage of total compensation. Business and individual performance measures and target levels of performance are set by the Compensation Committee based on recommendations from Mr. Small. The target levels of performance are designed to be attainable but not assured, to motivate the participants in the annual incentive bonus plan to achieve such targets and to reflect increasing value to shareholders.
Stock Options
     The Compensation Committee believes it is important to provide our senior management with stock-based incentive compensation that increases in value in direct correlation with improvement in the performance of our common stock. This aligns management’s interests with those of our shareholders and supports the creation of long-term shareholder value. The fundamental philosophy is to link the amount of compensation for an executive to his or her contribution to the Company’s success in achieving financial and other objectives. Our 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Stock Plan”) expired in January 2009, and was replaced by the 2008 Stock Option and Restricted Stock Purchase Plan (the “2008 Stock Plan” and together with the 1999 Stock Plan, the “Stock Plans”). In general, we grant stock options under the Stock Plans to officers and other employees (generally director level and above) upon commencement of their employment with us and periodically thereafter. We generally grant stock options at regularly scheduled Board or Compensation Committee meetings.
     As noted above, for Named Executives, the typical practice of the Compensation Committee is to grant such equity awards to those individuals annually at a meeting that takes place near the end of the Company’s fiscal year, which may be before or after May 31 (the end of our fiscal year). However, the Merger Agreement relating to our pending acquisition by AT&T restricts our ability to make new grants of equity awards to Named Executives. Accordingly, except for the grant of stock options made in June 2008, the Company did not grant any other stock options to executive officers in fiscal 2009.
     As with other elements of compensation, the Compensation Committee considers a combination of factors, such as job responsibility, individual contribution and market competition, in establishing the amount of compensation provided by options to each individual executive. Equity incentives are not set at any particular percentage of total compensation.
     The option awards are granted at an exercise price equal to the closing price of our common stock on the grant date (the date the grant is approved). Options generally vest in equal annual installments over a three or four year period following the grant date, provided the grantee remains employed on the vesting date, so that such compensation is at risk of forfeiture based on the executive’s continued service with us. The vesting restrictions are intended to compensate executives for their contribution over a period of time, consistent with our emphasis on the long-term nature of our equity compensation. The Stock Plans also provide for the award of restricted stock, although such awards have not been used in any material respect. No restricted stock was awarded during fiscal 2009. In addition, we periodically review executive officer stock option awards to ensure that executives maintain sufficient unvested awards to promote their continued retention.
Other Benefits
     We provide our executives with customary, broad-based benefits that are provided to all employees, including medical insurance, life and disability insurance, dental insurance and a 401(k) plan.
     We generally make matching contributions to each participant’s 401(k) plan account equal to 50% of the participant’s contribution up to 6% of the participant’s annual compensation. The matching contribution vests in equal installments over a five-year period to promote retention.
     In addition to our broad-based benefits, we also make limited use of perquisites as an element of compensation. Perquisites are not a significant element of our compensation structure, but can be used to assist the executives in the performance of their duties, to make our executives more efficient and effective, and to attract, motivate and retain individuals in a competitive environment. In the past, these perquisites have been used more frequently with respect to executives of our Puerto Rico operations where such perquisites are more customary and are oftentimes necessary to attract executives to move to Puerto Rico from a different country. We believe these benefits provide executives with benefits comparable to those they would receive at other companies and are reasonable in scope and amount. The specific types and values of these perquisites is set forth in the notes to the Summary Compensation Table.
Employment Agreements and Change In Control Severance Agreements
     To attract talented executives, we have provided post-employment benefits to certain of our executives, depending on the benefits negotiated with the individual executives upon him or her joining the company, pursuant to employment agreements. In order to standardize a form of employment agreement, on November 7, 2008, we entered into employment agreements with each of our executive officers, which replaced the employment agreements that we had previously entered into with certain of our executive officers. The new employment agreements did not change the existing base salary or target bonus opportunity for any of the executive officers, as previously approved by the Company’s Compensation Committee.
     In light of the widespread consolidation in the telecommunications industry and to ensure that we continue to attract, retain and motivate highly qualified executives, in Spring 2008, the Company’s compensation committee began to consider entering into change in control severance agreements with our executive officers. In September 2008, after several months of consideration, our Board of Directors approved a form of Change in Control Severance Agreement and on November 7, 2008, we entered into change in control severance agreements with each of our executive officers. On December 30, 2008, we amended and restated such employment agreements and change in control severance agreements to, among other things, ensure compliance with certain tax regulations. Consummation of the AT&T Transaction will constitute a change in control of the Company under the Change in Control Severance Agreements.
Policy on Ownership of Stock and Options
     We do not have any policy regarding levels of equity ownership (stock or options) by our executive officers or directors.
Recovery of Previously Paid Incentive Compensation
     We do not have a policy with regard to the recovery of previously paid incentive compensation where such compensation has been paid based on financial information later determined to have been inaccurate through a financial statement restatement or otherwise. In such event, the matter would be referred to the Compensation Committee or Board for analysis and recommendation.
Policy on Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in this report, unless certain requirements are met. To maintain flexibility in compensating executive officers in a manner designed to aid in retention and promote varying corporate performance objectives, the Compensation Committee has not adopted a policy of meeting the Section 162(m) requirements.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
     We have reviewed and discussed the above “Compensation Discussion and Analysis” with management. Based upon this review and discussion, we have recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A.

The Compensation Committee

John J. Mueller (chair) Anthony J. de Nicola Thomas E. McInerney J. Stephen Vanderwoude

EXECUTIVE COMPENSATION
     The following table sets forth certain information for fiscal 2009, fiscal 2008, and fiscal 2007, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and each of our other three most highly compensated executive officers (collectively, the “Named Executives”).
Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other	Total
		Salary	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Michael J. Small	2009	$510,000	$1,560,241	$741,650	$26,095	$2,837,986
Chief Executive Officer	2008	$462,597	$1,678,580	$578,658	$16,584	$2,736,419
	2007	$425,000	$917,522	$500,000	$14,204	$1,856,726

Thomas J. Fitzpatrick	2009	$360,000	$652,965	$313,775	$44,579	$1,371,319
Executive Vice President, Chief	2008	$347,115	$973,542	$289,329	$36,371	$1,646,357
Financial Officer	2007	$325,000	$664,395	$250,000	$34,512	$1,273,907

Phillip H. Mayberry	2009	$335,000	$652,965	$301,125	$20,771	$1,309,861
President — US Wireless Operations	2008	$322,115	$841,550	$465,730	$15,578	$1,644,974
	2007	$298,269	$491,357	$663,367	$12,050	$1,465,043

Carlos T. Blanco	2009	$300,000	$998,038	$298,500	$157,784	$1,754,322
President — Puerto Rico Operations	2008	$309,640	$1,282,652	$126,120	$151,767	$1,870,179
	2007	$274,616	$766,747	$108,000	$161,619	$1,310,982

Tony L. Wolk	2009	$275,000	$480,965	$271,150	$23,036	$1,050,151
Senior Vice President, General Counsel,	2008	$258,269	$565,529	$148,230	$22,181	$994,209
and Secretary	2007	$243,846	$306,661	$131,250	$9,423	$691,180

(1)	Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2009, fiscal 2008 and fiscal 2007 for each Named Executive in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. The amounts for each fiscal year include amounts related to awards granted in such fiscal year (although there were no such grants in fiscal 2008) as well as in prior years. A discussion of the assumptions used in valuation of option awards may be found in Notes 1 and 7 to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended May 31, 2009.

(2)	Amounts in the Non-Equity Incentive Plan Compensation column represent amounts earned by each Named Executive during fiscal 2009, 2008 or 2007, as applicable, under our annual incentive bonus plan, although paid in the following fiscal year.

(3)	Amounts in the All Other Compensation column reflect, for each Named Executive, the sum of the incremental cost to us of perquisites and personal benefits as follows:
(a)	Mr. Small’s other compensation for fiscal 2009 consists of $11,692 for profit sharing and a matching contribution made by us under our 401(k) Retirement Investment Plan, $5,400 for reimbursement of certain tax preparation and financial planning expenses, $2,811 for supplemental life/disability insurance, $2,200 for an executive health exam and $3,992 for tax gross-ups. Mr. Small’s other compensation for fiscal 2008 consists of $4,860 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $5,400 for reimbursement of certain tax preparation and financial planning expenses, $2,300 for supplemental life/disability insurance, $2,000 for an executive health exam and $2,024 for tax gross-ups. Mr. Small’s other compensation for fiscal 2007 consists of $3,923 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $5,400 for reimbursement of certain tax preparation and financial planning expenses, $810 for supplemental life/disability insurance, $2,000 for an executive health exam and $2,071 for tax gross-ups.

(b)	Mr. Fitzpatrick’s other compensation for fiscal 2009 consists of $11,417 for profit sharing and a matching contribution made by us under our 401(k) Retirement Investment Plan, $2,147 for reimbursement of certain tax preparation and financial planning expenses, $2,222 for supplemental life/disability insurance, $2,200 for an executive health exam, $16,625 for reimbursement of certain housing and related expenses and $9,968 for tax gross-ups. Mr. Fitzpatrick’s other compensation for fiscal 2008 consists of $4,712 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $1,467 for reimbursement of certain tax preparation and financial planning expenses, $1,624 for supplemental life/disability insurance, $2,000 for an executive health exam, $16,906 for reimbursement of certain housing and related expenses and $9,663 for tax gross-ups. Mr. Fitzpatrick’s other compensation for fiscal 2007 consists of $3,000 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $1,336 for reimbursement of certain tax preparation and financial planning expenses, $810 for supplemental life/disability insurance, $2,000 for an executive health exam, $17,387 for reimbursement of certain housing and related expenses and $9,979 for tax gross-ups.

(c)	Mr. Mayberry’s other compensation for fiscal 2009 consists of $11,459 for profit sharing and a matching contribution made by us under our 401(k) Retirement Investment Plan, $2,112 for supplemental life/disability insurance, $2,200 for an executive health exam and $5,000 for an automobile allowance. Mr. Mayberry’s other compensation for fiscal 2008 consists of $7,067 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $1,511 for supplemental life/disability insurance, $2,000 for an executive health exam and $5,000 for an automobile allowance. Mr. Mayberry’s other compensation for fiscal 2007 consists of $3,808 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $1,242 for supplemental life/disability insurance, $2,000 for an executive health exam and $5,000 for an automobile allowance.

(d)	Mr. Blanco’s other compensation for fiscal 2009 consists of $5,598 for profit sharing under our 401(k) Retirement Investment Plan, $135,462 for reimbursement of certain housing, club and related expenses, $13,018 for an automobile allowance, $1,506 for supplemental life/disability insurance and $2,200 for an executive health exam. Mr. Blanco’s other compensation for fiscal 2008 consists of $128,241 for reimbursement of certain housing, club and related expenses, $20,020 for an automobile allowance, $1,506 for supplemental life/disability insurance and $2,000 for an executive health exam. Mr. Blanco’s other compensation for fiscal 2007 consists of $138,620 for reimbursement of certain housing, club and related expenses, $17,864 for an automobile allowance, $1,893 for certain miscellaneous local benefits, $1,242 for supplemental life/disability insurance and $2,000 for an executive health exam.

(e)	Mr. Wolk’s other compensation for fiscal 2009 consists of $6,882 for profit sharing and a matching contribution made by us under our 401(k) Retirement Investment Plan, $8,460 for reimbursement of tax preparation and financial planning expenses, $1,837 for supplemental life/disability insurance, $2,200 for an executive health exam and $3,657 for tax gross-ups. Mr. Wolk’s other compensation for fiscal 2008 consists of $6,740 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $8,460 for reimbursement of tax preparation and financial planning expenses (approximately $3,000 of which related to fiscal 2007), $1,240 for supplemental life/disability insurance, $2,000 for an executive health exam and $3,740 for tax gross-ups. Mr. Wolk’s other compensation for fiscal 2007 consists of $3,392 for a matching contribution made by us under our 401(k) Retirement Investment Plan, $3,015 for reimbursement of tax preparation and financial planning expenses, $486 for supplemental life/disability insurance, $2,000 for an executive health exam and $530 for tax gross-ups.

     The following table sets forth certain information with respect to grants of plan based awards to the Named Executives, including grants under our annual incentive bonus plan and grants of stock options, during fiscal 2009:
Grants of Plan Based Awards

					All Other
					Option
					Awards:
					Number of	Exercise
		Estimated Future Payouts under Non-			Securities	Price of
		Equity Incentive Plan Awards(1)			Underlying	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Grant Date
Name	Date	($)	($)	($)	(#)(2)	($/Sh)	Fair Value

Michael J. Small	6/4/08	—	$650,000	$1,625,000	400,000 (3)	$8.37	$1,816,320

Thomas J. Fitzpatrick	6/4/08	—	$275,000	$687,500	75,000 (3)	$8.37	$340,560

Phillip H. Mayberry	6/4/08	—	$275,000	$687,500	75,000 (3)	$8.37	$340,560

Carlos Blanco	6/4/08	—	$250,000	$625,000	75,000 (3)	$8.37	$340,560

Tony L. Wolk	6/4/08	—	$150,000	$375,000	75,000 (3)	$8.37	$340,560

(1)	Represents target and maximum payout levels under our annual incentive bonus plan for fiscal 2009. There is no threshold payout level under our annual incentive plan. The actual amount of incentive bonus earned by each Named Executive in fiscal 2009 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Additional information regarding the design of our annual incentive bonus plan is included under Compensation Discussion and Analysis.

(2)	As discussed in the Compensation Discussion and Analysis, for Named Executives, the typical practice of the Compensation Committee is to grant equity awards to those individuals annually at a meeting that takes place in May. However, the Merger Agreement relating to our pending acquisition by AT&T restricts our ability to make new grants of equity awards to Named Executives. Accordingly, the Company did not grant stock options to executive officers in 2009. For 2008, though, such meeting took place on June 4, 2008, which was during fiscal 2009. Such grants of stock options to Named Executives are considered fiscal 2009 compensation.

(3)	Each of the option grants vest 25% per year, beginning June 4, 2009.
Employment Agreements and Change in Control Severance Agreements
     On November 7, 2008, we entered into employment agreements and change in control severance agreements with each of our Named Executives. On December 30, 2008, we amended and restated such employment agreements and change in control severance agreements to, among other things, ensure compliance with certain tax regulations. We refer to the employment agreements and change in control severance agreements, as so amended and restated, as the “Employment Agreements” and the “Change in Control Severance Agreements”, respectively. The Employment Agreements replace the employment agreements that the Company had previously entered into with certain of the Named Executives.
     The Employment Agreements are intended to standardize a form of employment agreement for our executive officers and did not change the existing base salary or target bonus opportunity for any of the Named Executives, as previously approved by the Company’s Compensation Committee. The initial term of the Employment Agreements is one year, with automatic renewals for subsequent one-year terms unless we or the Named Executive gives notice of non-renewal at least 90 days before the expiration of the initial term or any renewal term. The Employment Agreements provide for certain severance benefits in the event of the Named

Executive’s termination of employment under specified circumstances (see “Potential Payments upon Termination or Change In Control,” below). To receive such severance benefits, the Named Executive must execute a general release of claims in favor of the Company, its employees and affiliates. In addition, during the employment term and for a period of one year following the termination of employment, the Named Executive is subject to certain non-competition and non-solicitation provisions.
     In the event of a Change in Control of the Company (as defined in the Change in Control Severance Agreements), the Named Executive’s Employment Agreement will be of no further force and effect during the two years following the Change in Control, and instead the Named Executive will be entitled to the severance benefits set forth in the Named Executive’s Change in Control Severance Agreement (see “Potential Payments upon Termination or Change In Control,” below). Consummation of the AT&T Transaction will constitute a Change in Control of the Company under the Change in Control Severance Agreements.
Stock Plans
     We established the 1999 Stock Plan in January 1999. The 1999 Stock Plan expired in January 2009, eliminating our ability to grant additional stock options, restricted stock awards and other awards under the 1999 Stock Plan. In 2008, the Compensation Committee recommended and our Board of Directors approved the 2008 Stock Plan, subject to stockholder approval, to replace the 1999 Stock Plan. Our stockholders approved the 2008 Stock Plan in September 2008. The aggregate number of shares authorized for issuance under the 2008 Stock Plan is 10,000,000 shares. As of August 3, 2009, all of such shares remain available for future grants under the 2008 Stock Plan.
     Administration of the Stock Plans has been delegated to the Compensation Committee. All questions of interpretation or application of the Stock Plans are determined by the Compensation Committee, whose decisions are final and binding upon all participants.
     The Compensation Committee, within the parameters of the 2008 Stock Plan, has authority to determine to whom options or awards are granted, the number of options or awards granted and the terms of such options and awards. Each option or award granted is evidenced by a stock option or restricted stock purchase agreement. The Compensation Committee will fix the term and vesting provisions of all options granted pursuant to the 2008 Stock Plan. Typically, we grant options that vest in equal annual installments over a three or four year period from the date of grant with a seven or ten year term. The exercise price of the stock options we grant is the closing price of the shares of common stock on the date the option is granted. The Merger Agreement we signed with AT&T restricts our ability to issue equity awards.
     The following table sets forth certain information with respect to unexercised stock options held by the Named Executives outstanding on May 31, 2009:
Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Un-Exercisable	($)	Date
Michael J. Small	0	400,000 (2)	$8.37	6/4/2018
	300,000	300,000 (3)	10.19	5/31/2017
	75,000	0	5.82	5/25/2013
	275,311	0	8.40	6/1/2012
	105,074	0	3.88	7/15/2011
	262,062	0	3.48	10/2/2013
Thomas J. Fitzpatrick	0	75,000 (2)	$8.37	6/4/2018
	150,000	150,000 (3)	10.19	5/31/2017
	50,000	0	5.82	5/25/2013
	196,652	0	8.40	6/1/2012
Phillip H. Mayberry	0	75,000 (2)	$8.37	6/4/2018
	150,000	150,000 (3)	10.19	5/31/2017
	50,000	0	5.82	5/25/2013
	117,990	0	8.40	6/1/2012

	Option Awards(1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Un-Exercisable	($)	Date
Carlos T. Blanco	0	75,000 (2)	$8.37	6/4/2018
	150,000	150,000 (3)	10.19	5/31/2017
	16,666	0	5.82	5/25/2013
	314,642	0	9.45	9/27/2012
Tony L. Wolk	0	75,000 (2)	$8.37	6/4/2018
	100,000	100,000 (3)	10.19	5/31/2017
	50,000	0	5.82	5/25/2013
	78,659	0	8.40	6/1/2012
	56,040	0	3.88	7/15/2011
	58,965	0	3.48	10/2/2013
	13,835	0	2.77	6/23/2013
	62,899	0	3.24	3/11/2012

(1)	On December 21, 2005, we issued $550 million in aggregate principal amount of senior unsecured notes due 2013. The net proceeds from the notes offering, together with a portion of our available cash, were used to pay a special cash dividend of $5.52 per share to our common stockholders. As a result of the special cash dividend, our common stock began trading ex-dividend on January 6, 2006. To compensate holders of our outstanding stock options for the loss in economic value of the options resulting from payment of the special cash dividend, we made (i) an adjustment, pursuant to our 1999 Stock Plan, to the exercise price and number of options (the “Adjustment”) held by holders of then-outstanding stock options under the 1999 Stock Plan and (ii) cash payments (the “Cash Payments”) to holders of then-vested stock options with an exercise price less than $13.22. The aggregate amount of the Cash Payments paid to holders of outstanding options was approximately $13 million. This amount represented the actual dividend that such holders would have received had they exercised all vested options on a cashless basis immediately before our common stock began trading ex-dividend on January 6, 2006 assuming a stock price of $13.22. The effect of the Adjustment and the Cash Payments, taken together, was to provide each holder of outstanding stock options with the same economic value immediately after the time our common stock began trading ex-dividend as such holder had immediately prior to such time. Awards shown in the Outstanding Equity Awards at Fiscal Year-End table reflect the number of shares underlying options and the exercise price of such options as adjusted to reflect the Adjustment.

(2)	These options were granted on June 4, 2008 and vest 25% per year on June 4, commencing June 4, 2009.

(3)	These options were granted on May 31, 2007 and vest 25% per year on May 31, commencing May 31, 2008.
     The following table summarizes the exercise of stock options during fiscal 2009 by the Named Executives:
Option Exercises and Stock Vested Table

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)(1)
Michael J. Small	1,040,158	$5,105,603
Thomas J. Fitzpatrick	599,997	3,350,757
Phillip H. Mayberry	708,458	3,076,321
Carlos T. Blanco	133,334	201,836
Tony L. Wolk	—	—

(1)	The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise (i.e. price per share at which the underlying common stock was sold on that day.)
Potential Payments upon Termination or Change In Control
Payments under Employment Agreements

     As described above under “Employment Agreements and Change in Control Severance Agreements”, we are party to Employment Agreements with each of the Named Executives that provide for certain severance benefits in the event of termination of their employment under specified circumstances. Under the Employment Agreements, the Named Executive is entitled to certain severance benefits under the following circumstances:
•	If the Named Executive is terminated other than for Cause (as defined in the Employment Agreement), death or disability;

•	If the Named Executive quits for Good Reason (as defined in the Employment Agreement); or

•	If the Company fails to renew the term of the Employment Agreement.
     Upon the occurrence of one of such events, the Named Executive will be entitled to (i) continued payment of his base salary at the time of termination for 12 months, (ii) payment of a pro-rata portion of the bonus that otherwise would have been payable in respect of the year of termination based on the degree to which performance targets are achieved, to be paid at the time bonuses are normally paid to executives, and (iii) continued medical and health insurance benefits for up to 12 months.
     Had the Named Executives’ employment been terminated as of May 31, 2009, they would have been entitled to the following payments pursuant to their Employment Agreements:

		Pro Rata
		Target
	Salary(1)	Bonus(2)	Benefits(3)	Total
Michael J. Small	$510,000	$650,000	$21,473	$1,181,473
Thomas J. Fitzpatrick	360,000	275,000	21,473	656,473
Phillip H. Mayberry	335,000	275,000	15,496	625,496
Carlos T. Blanco	300,000	250,000	10,736	560,736
Tony L. Wolk	275,000	150,000	21,473	446,473

(1)	Represents the annual base salary for the Named Executive during the fiscal year ending May 31, 2009.

(2)	Represents the target bonus for the Named Executive for the year ended May 31, 2009 and assumes that 100% of the target bonus is paid.

(3)	The value of the continued life insurance and medical and health insurance benefits is based on the cost of these premiums to us, as of May 31, 2009, for 12 additional months.
Payments under Change in Control Severance Agreements
     As described above under “Employment Agreements and Change in Control Severance Agreements”, we are also party to Change in Control Severance Agreements with each of the Named Executives. In the event of a Change in Control of the Company, the Named Executive’s Employment Agreement will be of no further force and effect during the two years following the Change in Control, and instead the Named Executive will be entitled to the severance benefits set forth in the Named Executive’s Change in Control Severance Agreement. Consummation of the AT&T Transaction will constitute a change in control of the Company under the Change in Control Severance Agreements. The Change in Control Severance Agreements provide that the Named Executive is entitled to severance benefits under the following circumstances:
•	After the occurrence of both a Change in Control during the term of the agreement and a subsequent termination of employment within two years following the Change in Control, either by the Company for a reason other than Cause, death or disability or by the Named Executive for Good Reason; and

•	In the event the Named Executive’s employment is terminated during the nine month period preceding a Change in Control either by the Company for a reason other than Cause, death or disability or by the Named Executive for Good Reason, such termination or the circumstance or event which constitutes Good Reason occurs at the request or instruction of a person who has entered into an agreement with the Company the consummation of which would constitute a Change in Control or is otherwise in connection with or in anticipation of a Change in Control, and the Change in Control actually occurs.

Upon the occurrence of one of such events, the Named Executive will be entitled to the following payments and benefits:
•	payment of an amount equal to the sum of his base salary and target bonus, multiplied by the applicable Severance Multiplier;

•	payment of a pro-rata portion of the target bonus payable in respect of the year of termination;

•	accelerated vesting of all outstanding equity awards;

•	continued life, medical and health insurance coverage for a period of time equal to 12 months multiplied by the applicable Severance Multiplier; and

•	payment of $10,000 for tax and financial planning services and reimbursement of up to $10,000 for outplacement services for a 1 year period following termination.
     The Severance Multiplier is 2.5 for Mr. Small and 2.0 for each of the other Named Executives. To receive such severance benefits, the Named Executive must execute a general release of claims in favor of the Company, its employees and affiliates. Payments are generally made in a lump sum following termination except to the extent required by Section 409A of the Internal Revenue Code. In addition, the Named Executive will be entitled to a tax gross-up payment for excise taxes incurred by such Named Executive to the extent that any payment or benefits to be received by such Named Executive are considered to be excess parachute payments under Section 4999 of the Internal Revenue Code, but only if the payments and benefits the named executive officer will receive under the Change in Control Severance Agreement are more than 110% of the named executive officer’s safe harbor amount. During the term of the Change in Control Severance Agreement and for a number of years following the termination of employment equal to the applicable Severance Multiplier, the Named Executive is subject to certain non-solicitation provisions.
     Had the Named Executives’ employment been terminated as of May 31, 2009, and assuming either of the circumstances described above entitling the Named Executive to severance benefits under the Change in Control Severance Agreements occurred, the Named Executives would have been entitled to the following payments pursuant to their Change in Control Severance Agreements and stock option grants:

		Pro Rata
	Cash	Target	Stock
	Severance(1)	Bonus(2)	Options(3)	Benefits(4)	Total
Michael J. Small	$2,900,000	$650,000	$16,000	$73,683	$3,639,683
Thomas J. Fitzpatrick	1,270,000	275,000	3,000	62,946	1,610,946
Phillip H. Mayberry	1,220,000	275,000	3,000	50,992	1,548,992
Carlos T. Blanco	1,100,000	250,000	3,000	41,472	1,394,472
Tony L. Wolk	850,000	150,000	3,000	62,946	1,065,946

(1)	Represents the sum of his base salary and target bonus for the Named Executive during the fiscal year ending May 31, 2009, multiplied by the applicable Severance Multiplier.

(2)	Represents the target bonus for the Named Executive for the year ended May 31, 2009, and assumes that 100% of the target bonus is paid.

(3)	The Named Executives’ stock option grants of May 31, 2007 and June 4, 2008 provide for accelerated vesting following a change of control on the earlier to occur of (i) 6 months following the date of the change of control or (ii) the date the Named Executive is terminated by us other than for cause or he terminates employment for good reason. The value associated with the accelerated vesting of the stock option grants of May 31, 2007 is zero because the exercise price of the stock options ($10.19) exceeds the closing price of the Company’s common stock on May 29, 2009, the last trading day prior to May 31, 2009 ($8.41). The value associated with the accelerated vesting of the stock option grants of June 4, 2008 is $0.04 per unvested option, representing the excess of the closing price of the Company’s common stock on May 29, 2009 ($8.41) over the exercise price of the stock options ($8.37).

(4)	Represents the value of continued life, medical and health insurance coverage for a period of time equal to 12 months multiplied by the applicable Severance Multiplier. The value of the continued life insurance and medical and health insurance benefits is based on the cost of these premiums to us, as of May 31, 2009, for such period. Also includes payment of $10,000 for tax and financial planning services and reimbursement of $10,000 for outplacement services for a 1 year period following termination.
Stock Plans
     Under our Stock Plans, options are generally exercisable after termination only to the extent that the participant could have otherwise exercised such option as of the date on which he or she ceased to be so employed. Options are exercisable for the following periods after termination:
•	upon termination by the Company for cause or by the participant for any reason other than as a result of the participant’s death or disability, for one month;

•	upon termination by the Company other than for cause, for three months; and

•	upon termination as a result of the participant’s death or disability, for one year.
     In addition, in the event of any offer to holders of our common stock generally relating to the acquisition of all or substantially all of their shares or any proposed transaction generally relating to the acquisition of substantially all of our assets or business, the Board may, in its sole discretion, cancel any outstanding options and pay to the holder thereof a value equal to the product of (i) the number of shares of common stock subject to the stock options so cancelled multiplied by (ii) the amount, if any, by which (x) the formula or fixed price per share paid to holders of shares of common stock pursuant to such acquisition exceeds (y) the exercise price applicable to such stock options.
Other Benefits
     We have other plans and programs that provide benefits upon termination, such as our 401(k) plan. The provisions of these plans and programs apply to all participants in each plan or program, and do not discriminate in favor of the Named Executives.
AT&T Transaction
     As noted under “Compensation Discussion and Analysis,” consummation of the AT&T Transaction will constitute a change in control of the Company under the Change in Control Severance Agreements. Accordingly, pursuant to the Change in Control Severance Agreements, the Named Executives will be entitled to the severance benefits described under “Payments under Change in Control Severance Agreements” if their employment terminates under certain circumstances. AT&T has informed the Company that employment decisions regarding the surviving corporation post-Merger have not yet been finalized. It is possible that some or all of the Company’s Named Executives will be terminated in connection with the AT&T Transaction on terms that would entitle them to benefits under the Change in Control Severance Agreements.
     In addition, the Named Executives will also receive certain benefits under the Merger Agreement to the same extent as all other employees of the Company. For example, pursuant to the terms of the Merger Agreement, each stock option outstanding immediately prior to the effective time of the Merger (whether vested or unvested) that represents the right to acquire a share of our common stock and was issued under the Stock Plans will, at the effective time of the Merger, be cancelled and the holders thereof will only have the right to receive a cash payment equal to the excess, if any, of the $8.50 per share merger consideration per share of our common stock underlying the stock option over the exercise price payable in respect of such share of our common stock issuable under such stock option, less any applicable withholding taxes.
Directors’ Compensation
     Each non-employee director receives a $25,000 annual retainer, $1,500 for each Board meeting or committee meeting attended in person or telephonically, an annual award of an option to purchase 15,000 shares of our common stock and reimbursement of expenses incurred in connection with attending meetings. In addition, the chairman of our Audit Committee receives an additional

$10,000 annual fee. However, we did not begin paying the directors nominated by Welsh Carson pursuant to the amended and restated stockholders agreement (Messrs. McInerney, de Nicola and Battistoni) until after the expiration of such agreement in January 2009, as until that time we were obligated to pay monitoring fees to Welsh Carson. See Item 13 – Certain Relationships and Related Transactions and Director Independence.
     The following table sets forth the compensation of each of our non-employee directors for fiscal 2009. Compensation paid to Mr. Small, our Chief Executive Officer, is set forth in the Summary Compensation Table.

	Fees Earned
	or Paid in	Option	All Other
	Cash	Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Darren C. Battistoni	$14,916	$0	—	$14,916
Michael R. Coltrane	53,500	57,750	—	111,250
Anthony J. de Nicola	16,416	0	—	16,416
Thomas E. McInerney	16,416	0	—	16,416
John J. Mueller	56,500	57,750	—	114,250
James P. Pellow	65,000	57,750	—	122,750
Raymond A. Ranelli	53,500	57,750	—	111,250
Scott N. Schneider	41,500	57,750	—	99,250
Paul H. Sunu	53,500	57,750	—	111,250
J. Stephen Vanderwoude	58,000	57,750	—	115,750

(1)	Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2009 for each director in accordance with SFAS 123R, which is equal to the grant date fair value of the options awarded to such director in fiscal 2009 calculated in accordance with SFAS 123R. A discussion of the assumptions used in valuation of option awards may be found in Notes 1 and 7 to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended May 31, 2009.
The following table sets forth the aggregate stock options held by each of our directors (other than Mr. Small) as of May 31, 2009:

Aggregate
Stock Options
Outstanding as
Name	of 5/31/2009
Darren C. Battistoni	0
Michael R. Coltrane	30,000
Anthony J. de Nicola	0
Thomas E. McInerney	0
John J. Mueller	30,000
James P. Pellow	76,032
Raymond A. Ranelli	71,319
Scott N. Schneider	71,904
Paul H. Sunu	30,000
J. Stephen Vanderwoude	44,890
Compensation Committee Interlocks and Insider Participation
     The current members of our Board’s Compensation Committee are John J. Mueller, Anthony J. de Nicola, Thomas E. McInerney and J. Stephen Vanderwoude. Messrs. McInerney and de Nicola are managing members of affiliates of Welsh Carson, which beneficially owns approximately 19% of our outstanding common stock as of August 3, 2009. Because of this affiliation, Messrs. McInerney and de Nicola may be deemed to have a material interest in the matters described under Item 13, Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions.

     No member of our Board’s Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Stockholders Of The Company
     The table below contains information regarding the beneficial ownership of our common stock as of August 3, 2009 by each stockholder who owns beneficially 5% or more of our common stock.
     As used throughout this Annual Report on Form 10-K, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. The number of shares beneficially owned by each stockholder is determined according to the rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under current rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the “beneficial owners” of the same shares.
     Unless otherwise noted in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned. The percentage ownership of each stockholder is calculated based on 111,142,258 shares of common stock outstanding on August 3, 2009.

	Number of Shares	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class
Welsh, Carson, Anderson & Stowe(1)	21,447,067	19.3%
Thomas E. McInerney(2)	21,447,067	19.3%
Anthony J. de Nicola(3)	21,447,067	19.3%
Gabelli Funds (4)	7,370,177	6.6%

(1)	Based on information provided in a Schedule 13D/A filed by Welsh, Carson, Anderson & Stowe (“Welsh Carson”) on May 4, 2009 and other information received from Welsh Carson, this consists of 17,922,000 shares held of record by Welsh, Carson, Anderson & Stowe VIII, L.P., and 3,525,067 shares held of record by individuals who are managing members of the limited liability company that serves as Welsh, Carson, Anderson & Stowe VIII, L.P.’s sole general partner, including Messrs. McInerney and de Nicola, and individuals employed by its investment advisor, or affiliated entities of such persons. The address for Welsh Carson is 320 Park Avenue, Suite 2500, New York, New York 10022.

(2)	Mr. McInerney, a director of Centennial, owns of record 1,006,584 shares of common stock. Welsh, Carson, Anderson & Stowe VIII, L.P., and individuals who are managing members of the limited liability company that serves as Welsh, Carson, Anderson & Stowe VIII, L.P.’s general partner, affiliates of Mr. McInerney, or affiliated entities of such persons, own the remaining shares of common stock reflected as beneficially owned by Mr. McInerney. Mr. McInerney disclaims beneficial ownership of such shares except to the extent owned of record by him.

(3)	Mr. de Nicola, a director of Centennial, owns no shares of record; 229,503 shares of common stock are owned of record by a family foundation and 40,932 shares of common stock are owned of record by a family partnership. Welsh, Carson, Anderson & Stowe VIII, L.P., and individuals who are managing members of the limited liability company that serves as Welsh, Carson, Anderson & Stowe VIII, L.P.’s general partner, affiliates of Mr. de Nicola, or affiliated entities of such persons, own the remaining shares of common stock reflected as beneficially owned by Mr. de Nicola. Mr. de Nicola disclaims beneficial ownership of such shares.

(4)	Based on information provided in a Schedule 13D/A filed by Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli Securities, Inc. and MJG Associates, Inc. (collectively, “Gabelli Funds”) on May 27, 2009. The address for Gabelli Funds is

One Corporate Center, Rye, NY 10580-1434.
Beneficial Ownership by Management
     The following table sets forth, as of August 3, 2009, certain information with respect to the beneficial ownership of shares of common stock by each of the directors and Named Executives of the Company and all directors and executive officers as a group.

	Shares of Stock		Percent
Name	Beneficially Owned		of Class
Michael J. Small	1,576,445	(1)	1.4%
Thomas J. Fitzpatrick	438,400	(2)	*
Phillip H. Mayberry	636,637	(3)	*
Carlos T. Blanco	500,058	(4)	*
Tony L. Wolk	444,926	(5)	*
J. Stephen Vanderwoude	44,890	(6)	*
Thomas E. McInerney	21,447,067	(7)	19.3%
Darren C. Battistoni	0		*
Michael R. Coltrane	30,500	(8)	*
Anthony J. de Nicola	21,447,067	(9)	19.3%
John J. Mueller	30,000	(10)	*
James P. Pellow	78,032	(11)	*
Raymond A. Ranelli	71,319	(12)	*
Scott N. Schneider	71,904	(13)	*
Paul H. Sunu	37,500	(14)	*
All directors and executive officers as a group (16 persons)	25,598,539	(15)	22.4%

*	Less than 1%.

(1)	Consists of 458,998 shares that Mr. Small owns directly and 1,117,447 shares that Mr. Small has the right to acquire pursuant to stock option grants.

(2)	Consists of 22,998 shares that Mr. Fitzpatrick owns directly and 415,402 shares that Mr. Fitzpatrick has the right to acquire pursuant to stock option grants.

(3)	Consists of 299,897 shares that Mr. Mayberry owns directly and 336,740 shares that Mr. Mayberry has the right to acquire pursuant to stock option grants.

(4)	Consists of 500,058 shares that Mr. Blanco has the right to acquire pursuant to stock option grants.

(5)	Consists of 5,778 shares that Mr. Wolk owns directly and 439,138 shares that Mr. Wolk has the right to acquire pursuant to stock option grants.

(6)	Consists of 44,890 shares that Mr. Vanderwoude has the right to acquire pursuant to stock option grants.

(7)	See Note (2) to the table under “Principal Stockholders Of The Company”.

(8)	Consists of 500 shares that Mr. Coltrane owns directly and 30,000 shares that Mr. Coltrane has the right to acquire pursuant to stock option grants.

(9)	See Note (3) to the table under “Principal Stockholders Of The Company”.

(10)	Consists of 30,000 shares that Mr. Mueller has the right to acquire pursuant to stock option grants.

(11)	Consists of 2,000 shares that Dr. Pellow owns directly and 76,032 shares that Dr. Pellow has the right to acquire pursuant to stock option grants.

(12)	Consists of 71,319 shares that Mr. Ranelli has the right to acquire pursuant to stock option grants.

(13)	Consists of 71,904 shares that Mr. Schneider has the right to acquire pursuant to stock option grants.

(14)	Consists of 7,500 shares that Mr. Sunu owns directly and 30,000 shares that Mr. Sunu has the right to acquire pursuant to stock option grants.

(15)	Consists of 22,247,668 shares owned directly by such persons and 3,350,871 shares that may be acquired by such persons pursuant to stock option grants.

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
     See Note 7 to the Consolidated Financial Statements for a description of the 1999 Stock Option Plan and the 2008 Stock Option Plan, included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Stockholders Agreement
     During fiscal 2009, we were a party, together with Welsh Carson and its affiliates and Michael J. Small (our Chief Executive Officer), each of whom are our stockholders, to an amended and restated stockholders agreement. All of the provisions of the amended and restated stockholders agreement terminated on January 20, 2009. The provisions of the amended and restated stockholders agreement, as in effect prior to its termination on January 20, 2009, are described below.
     On January 7, 1999, each of the stockholders of CCW Acquisition Corp. who purchased shares of CCW Acquisition Corp. under the securities purchase agreement, dated December 29, 1998, and CCW Acquisition Corp. entered into a stockholders agreement. The stockholders agreement became our obligation when we merged with CCW Acquisition Corp. on January 7, 1999. The original stockholders agreement was superseded by a first amended and restated stockholders agreement dated as of January 20, 1999, in connection with the transfer by WCA Management Corporation of its equity interest in Centennial to another investment fund, and the first amended and restated stockholders agreement was amended on July 24, 2006, June 4, 2007, September 27, 2007, and November 29, 2007. We refer to the first amended and restated stockholders agreement, as so amended, as the amended and restated stockholders agreement.
     Under the amended and restated stockholders agreement, the stockholders party to the agreement had agreed to vote for the election of our directors as described below:
     •     So long as the Welsh Carson investors own not less than 25% of the common stock (as adjusted for stock splits) owned by them on January 20, 1999, they could elect three directors.
     •     Our Chief Executive Officer would serve on our Board of Directors.
     •     The remaining directors would be elected by all of the stockholders, including the stockholders party to the agreement. At least three of these directors were required to be qualified as independent directors under the rules applicable to any company whose securities are traded on the Nasdaq Global Select Market and could not be an employee or officer of Centennial (or any of our subsidiaries) or any of our stockholders who are party to the amended and restated stockholders agreement (or their respective stockholders, members or partners).
     The amended and restated stockholders agreement called for the creation of a Compensation Committee consisting of three directors, two of whom were designated by the Welsh Carson investors. The amended and restated stockholders agreement provided for an audit committee consisting of at least three directors, all of whom were directors who qualify under the rules of the Nasdaq Global Select Market applicable to audit committee members. The amended and restated stockholders agreement required that each other committee of our Board of Directors consist of at least three members, at least two of whom are selected by the Welsh Carson investors. The Welsh Carson investors’ right to designate directors terminated in the event that they no longer own at least 25% of the common stock (as adjusted for stock splits) owned by them on January 20, 1999.
     The amended and restated stockholders agreement placed restrictions on the ability of Mr. Small to transfer shares of common stock owned in his name or on his behalf without the consent of the Welsh Carson investors. There were exceptions for transfers in registered public offerings or to his spouse or children or to family trusts. In addition, the amended and restated stockholders agreement allowed the Welsh Carson investors to repurchase at fair market value any shares owned by him at the time of the termination of his employment.
     The amended and restated stockholders agreement granted Mr. Small the right to participate in any sale of common stock by any of the Welsh Carson investors. These co-sale provisions did not apply to transfers by Welsh Carson investors to affiliates, transfers by any of the Welsh Carson investors that are limited partnerships to their limited partners and transfers by Welsh Carson investors that are individuals to their spouses or children or to family trusts.
     The amended and restated stockholders agreement granted the Welsh Carson investors the right to require Mr. Small to sell his shares of common stock to a third party who offered to buy at least 80% of our capital stock. The sale of the Company was required to be for cash or marketable securities and must have required that we pay his fees and expenses.
     We granted preemptive rights to purchase shares of our common stock in proportion to the ownership of the stockholder in the situations described below to the Welsh Carson investors and Mr. Small. These preemptive rights applied to any sale by us of common stock or securities convertible into or exchangeable for common stock such as convertible debt, options or warrants. Issuances of employee stock options and registered public offerings were excluded from the preemptive rights provisions of the amended and restated stockholders agreement.
     We agreed not to take any of the following actions without the approval of the Welsh Carson investors, until the amended and restated stockholders agreement terminated:
     (1) amend, alter or repeal our certificate of incorporation or our by-laws in any manner that adversely affects the respective rights, preferences or voting power of the holders of our common stock, or the rights of the stockholders party to the amended and restated stockholders agreement, or
     (2) enter into, or permit any of our subsidiaries to enter into, any transaction (other than with respect to normal employment arrangements, benefit programs and employee incentive option programs on reasonable terms, any transaction with a director (or an affiliate of such director) that is approved by a majority of the disinterested directors on our Board of Directors or a committee of our Board of Directors in accordance with Delaware law, customer transactions in the ordinary course of business, and the transactions contemplated by the amended and restated registration rights agreement described below) with:
•	any of our or our subsidiaries’ officers, directors or employees,

•	any person related by blood or marriage to any of our or our subsidiaries’ officers, directors or employees,

•	any entity in which any of our or our subsidiaries’ officers, directors or employees owns any beneficial interest, or

•	any stockholder of ours (or any affiliate of such stockholder) that owns, individually or collectively, at least 25% of our outstanding capital stock or any affiliate of any 25% stockholder.
     Under the amended and restated stockholders agreement, each of the Welsh Carson investors and Mr. Small agreed not to, and agreed to cause its affiliates not to, directly or indirectly, alone or in concert with others, without the prior written consent of holders of a majority of the shares held by the Welsh Carson investors, take any of the following actions:
     (1) effect, seek, offer, engage in, propose or participate in
•	any acquisition of beneficial ownership of our equity or debt securities (or equity or debt securities of our subsidiaries) other than (a) pursuant to the preemptive rights granted under the amended and restated stockholders agreement, (b) acquisitions from other stockholders who are parties to the amended and restated stockholders agreement or (c) any stock dividend, stock reclassification or other distribution or dividends to the holders of our common stock generally,

•	any extraordinary transaction such as a merger or tender offer involving our company or any material portion of our business or a purchase of all or any substantial part of our assets or any material portion of our business, or

•	any solicitation of proxies with respect to the Company or any of our affiliates or any action resulting in any stockholder party to the amended and restated stockholders agreement or any of its affiliates becoming a participant in any board of director election contest with respect to the Company or any of our subsidiaries,
     (2) propose any matter for submission to a vote of stockholders of the Company,
     (3) seek to remove or appoint directors of the Company outside of the provisions of the amended and restated stockholders agreement, or
     (4) form, join or in any way participate in or assist in the formation of a group of two or more persons for the purposes of acquiring, holding, voting, or disposing of equity securities of the Company, other than any group consisting exclusively of stockholders who are parties to the amended and restated stockholders agreement and their affiliates.
     Under the amended and restated stockholders agreement, we were required to pay WCA Management Corporation, an affiliate of Welsh, Carson, Anderson & Stowe VIII, L.P., an annual monitoring fee of $450,000 plus reasonable expenses. We were not required to pay these monitoring fees if the Welsh Carson investors sold 75% of the shares (adjusted for stock splits) owned by them on January 20, 1999.
Registration Rights Agreement
     On January 7, 1999 each of the stockholders of CCW Acquisition Corp. who purchased shares of CCW Acquisition Corp. under the securities purchase agreement and CCW Acquisition Corp. entered into a registration rights agreement. The registration rights agreement became the Company’s obligation when we merged with CCW Acquisition Corp. on January 7, 1999. The original registration rights agreement was superseded by a first amended and restated registration rights agreement on January 20, 1999 in connection with the transfer by WCA Management Corporation of its equity interest in the Company to another investment fund, and the first amended and restated registration rights agreement was superseded by a second amended and restated registration rights agreement on July 24, 2006 and was further amended on June 4, 2007. We refer to the second amended and restated registration rights agreement, as so amended, as the amended and restated registration rights agreement. The parties to the amended and restated registration rights agreement include Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates and Michael J. Small, each of whom are our stockholders, The Blackstone Group and its affiliates, who formerly were our stockholders, and us.
     The amended and restated registration rights agreement grants the Welsh Carson investors and The Blackstone Group investors the right to require the Company to register their shares of common stock under the Securities Act and assist in takedowns from shelf registration statements. The amended and restated registration rights agreement also grants each of the Welsh Carson investors, each of the Blackstone investors and Mr. Small the right to include, at their request, shares of common stock owned by them in registrations under the Securities Act by the Company.
Related Person Transaction Approval Policy
     Under our Audit Committee charter, our Audit Committee is required to review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations. Generally, management presents to the Audit Committee for approval at the next regularly scheduled Audit Committee meeting any related person transactions proposed to be entered into by us. In exercising its authority under the charter, the Audit Committee generally will approve or ratify a transaction between us and a related person after reviewing the facts and circumstances regarding such transaction and an analysis regarding the reasonableness of the transaction, including whether such transaction is on terms that are no less favorable to us than the terms we reasonably could have obtained on an arm’s-length basis with an unrelated person.
Director Independence
     Our Board of Directors has determined that each of the members of our Board of Directors, except Michael J. Small, our Chief Executive Officer, is independent, as defined under applicable Nasdaq rules. In making this determination, the Board considered relevant facts and circumstances, including the number of shares beneficially owned by each of the directors and each director’s relationship, if any, to Welsh Carson, and Welsh Carson’s relationship to the Company (including the transactions described above under “Certain Relationships and Related Transactions”). Centennial’s independent directors meet in executive sessions throughout the year.
     In addition, the Board of Directors has determined that each member of the Audit Committee is “independent” within the definition applicable to audit committee members contained in the Nasdaq Marketplace Rules. In making this determination with respect to Dr. Pellow, the Board of Directors considered that Dr. Pellow is the executive vice president and chief operating officer of St. John’s University and that Mr. McInerney, a director of the Company and a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and associated investment partnerships, is Chairman of the Board of Trustees of St. John’s University and has made significant charitable contributions to St. John’s University in his individual capacity over the last several years. The Board of Directors determined, after considering Mr. McInerney’s relationship with St. John’s University, including the size of his contributions relative to the size of St. John’s University’s revenues and the fact that the contributions were made by Mr. McInerney personally and not by the Company or by Welsh, Carson, Anderson & Stowe VIII, L.P. or its associated entities, that these relationships with St. John’s University would not interfere with Dr. Pellow’s exercise of independent judgment in carrying out his responsibilities as a director.

Item 14.	Principal Accountant Fees and Services
Auditor Independence
     Deloitte & Touche LLP are our independent auditors. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining Deloitte & Touche’s independence.
Audit Fees
     The following table shows the aggregate fees billed by Deloitte & Touche LLP for the fiscal years ended May 31, 2009 and 2008.

	2009	2008
Audit fees (1):	$2,520,000	$2,290,780
Audit-related fees (2):	98,000	118,000
Tax fees:	0	0
Other fees:	0	0

Total	$2,618,000	$2,408,780

(1)	Includes fees for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s quarterly reports and services normally provided by the independent registered accounting firm in connection with regulatory filings. Also included are fees for professional services rendered for the audits of (i) the effectiveness of the Company’s internal controls over financial reporting and (ii) statutory audits of certain of the Company’s subsidiaries. In addition, approximately $482,000 of the amount for fiscal 2009 represents fees for services performed in connection with transaction-related matters.

(2)	Audit-related fees consist of fees related to employee benefit plan audits.
Policy on Pre-Approval of Audit and Permitted Non-Audit Services of the Independent Auditors
     The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. The purpose of this policy is to help ensure that the independent auditor maintains the highest level of independence from Centennial, in both appearance and fact. The Audit Committee will pre-approve all audit services and permissible non-audit services to be provided to us by our independent auditors. The Audit Committee will approve each year those non-audit engagements it deems appropriate and necessary, including the costs to us for such services up to certain dollar threshold amounts. Additional non-audit services, or provision of non-audit services in excess of the threshold amounts, will require separate pre-approval. The Audit Committee has delegated to each of its members the authority to grant certain pre-approvals between meetings in accordance with our policy. The relevant member of the Audit Committee will report its pre-approval decision to the Audit Committee at the next meeting.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(b) Exhibits
     The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit
Number	Description
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

4.4	Form of 10 1 / 8 % Senior Notes due 2013 (included in Exhibit 4.3).

4.5
Indenture, dated as of February 9, 2004, by and among Centennial Cellular Operating Co. LLC, Centennial Communications Corp., Centennial Puerto Rico Operations Corp., and U.S. Bank National Association as trustee, relating to the 8 1 / 8 % Senior Notes due 2014 (incorporated by reference to Exhibit 4.8 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

4.6	Form of 8 1 / 8 % Senior Note due 2014 (incorporated by reference to Exhibit 4.11 to Centennial Communications Corp.’s Registration Statement on Form S-4 filed on February 25, 2004).

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

Exhibit
Number	Description
10.1.4
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

10.1.5
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

+10.3
Centennial Communications Corp. and its Subsidiaries 2008 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Appendix A to Centennial Communications Corp.’s Definitive Proxy Statement on Schedule 14A filed on August 13, 2008).

+10.4
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

+10.5
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

+10.7
Form of Amended and Restated Employment Agreement between Centennial Communications Corp. and each of Michael J. Small, Thomas J. Fitzpatrick, Phillip H. Mayberry, Carlos T. Blanco, and Tony L. Wolk (Incorporated by reference to Exhibit 10.2 to Centennial Communications Corp.’s Form 10-Q filed on January 8, 2009).

+10.8
Form of Amended and Restated Change In Control Severance Agreement between Centennial Communications Corp. and each of Michael J. Small, Thomas J. Fitzpatrick, Phillip H. Mayberry, Carlos T. Blanco, and Tony L. Wolk (Incorporated by reference to Exhibit 10.3 to Centennial Communications Corp.’s Form 10-Q filed on January 8, 2009).

*12	Computation of Ratios.

*21	Subsidiaries of Centennial Communications Corp.

*23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Michael J. Small, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Fitzpatrick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Constitutes a management contract or compensatory plan or arrangement.

*	Filed previously.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL COMMUNICATIONS CORP.
By:	/s/ Michael J. Small
Michael J. Small
Chief Executive Officer and Director Dated September 25, 2009