Form 10-Q
period 2009-08-31
CENTENNIAL COMMUNICATIONS CORP /DE
filed 2009-10-13
CIK 879573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-19603
CENTENNIAL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	06-1242753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3349 Route 138
Wall, NJ 07719
(Address of principal executive offices)
(Zip Code)
(732) 556-2200
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
     Common Stock — 111,160,457 outstanding shares as of October 5, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except share data)

	August 31,	May 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,626	$217,494
Accounts receivable, less allowance for doubtful accounts of $6,261 and $5,881, respectively	109,482	105,474
Inventory — phones and accessories, net	27,499	31,104
Prepaid expenses and other current assets	23,859	22,131

Total Current Assets	408,466	376,203
Property, plant and equipment, net	564,331	572,131
Debt issuance costs, less accumulated amortization of $40,825 and $38,843, respectively	24,722	26,704
Restricted cash	568	124
U.S. wireless licenses	402,395	402,395
Puerto Rico wireless licenses, net	54,159	54,159
Goodwill	10,989	10,989
Customer lists, net	4,819	4,896
Cable facility, net	2,950	3,010
Other assets	7,504	4,893

TOTAL ASSETS	$1,480,903	$1,455,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	275,000	—
Accounts payable	21,751	12,679
Accrued expenses and other current liabilities	163,795	182,544

Total Current Liabilities	460,546	195,223
Long-term debt	1,750,524	2,021,180
Deferred income taxes	165,064	155,526
Other liabilities	30,659	31,968
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, 240,000,000 shares authorized; issued 111,219,613 and 111,165,870 shares, respectively; and outstanding 111,419,110 and 111,095,367 shares, respectively	1,112	1,112
Additional paid-in capital	64,503	62,197
Accumulated deficit	(991,377)	(1,010,835)
Accumulated other comprehensive loss	(480)	(1,232)
Less: cost of 70,503 common shares in treasury	(1,077)	(1,077)

Total Stockholders’ Deficit attributable to Centennial	(927,319)	(949,835)
Noncontrolling interest in subsidiaries	1,429	1,442

Total Stockholders’ Deficit	(925,890)	(948,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,480,903	$1,455,504

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	August 31,	August 31,
	2009	2008
REVENUE:
Service revenue	$247,089	$249,003
Equipment sales	11,835	16,210

	258,924	265,213

COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization shown below)	51,923	50,676
Cost of equipment sold	31,251	42,149
Sales and marketing	23,470	25,869
General and administrative	48,139	48,096
Depreciation and amortization	31,687	35,544
Loss (gain) on disposition of assets	122	(47)

	186,592	202,287

Operating income	72,332	62,926

Interest expense, net	(39,952)	(44,880)
Income from continuing operations before income tax expense	32,380	18,046
Income tax expense	(12,692)	(10,056)

Income from continuing operations	19,688	7,990
Net loss from discontinued operations	(94)	(337)

Net income	19,594	7,653

Less: Net income attributable to noncontrolling interest	(136)	(167)

Net income attributable to Centennial	$19,458	$7,486

Earnings per share:
Basic
Earnings per share from continuing operations	$0.18	$0.07
Loss per share from discontinued operations	0.00	0.00

Net income per share attributable to Centennial	$0.18	$0.07

Diluted
Earnings per share from continuing operations	$0.17	$0.07
Loss per share from discontinued operations	0.00	0.00

Net income per share attributable to Centennial	$0.17	$0.07

Weighted-average number of shares outstanding:
Basic	111,135	108,038

Diluted	112,005	110,200

See notes to Condensed Consolidated Financial Statements.

CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$19,594	$7,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,687	35,544
Stock-based compensation	2,029	2,870
Excess tax benefits from stock-based compensation	(16)	(102)
Loss (gain) on disposition of assets	122	(47)
Changes in assets and liabilities	(5,666)	(7,130)

Net cash provided by operating activities	47,750	38,788

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	22	21
Payments for purchase of wireless spectrum	—	(2)
Capital expenditures	(17,008)	(20,664)

Net cash used in investing activities	(16,986)	(20,645)

FINANCING ACTIVITIES:
Repayment of debt	(898)	(724)
Proceeds from the exercise of stock options	250	1,161
Excess tax benefits from stock-based compensation	16	102

Net cash (used in) provided by financing activities	(632)	539

Net increase in cash and cash equivalents	30,132	18,682
Cash and cash equivalents, beginning of period	217,494	105,161

Cash and cash equivalents, end of period	$247,626	$123,843

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash (paid) received during the period for:
Interest	$(52,810)	$(58,556)

Income taxes	$26	$(384)

NON-CASH TRANSACTION:
Fixed assets acquired under capital leases	$4,223	$1,938

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, these Condensed Consolidated Financial Statements do not include all disclosures required by GAAP. The results for the interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s May 31, 2009 Annual Report on Form 10-K, filed on July 30, 2009, which includes a summary of significant accounting policies and other disclosures. In the opinion of management, the accompanying interim unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the condensed consolidated financial position of Centennial Communications Corp. and Subsidiaries (the “Company” or “Centennial”) as of August 31, 2009 and the results of its consolidated operations and consolidated cash flows for the three month periods ended August 31, 2009 and 2008.
     On November 7, 2008, Centennial entered into a merger agreement with AT&T providing for the acquisition of Centennial by AT&T (the “Merger” or, the “AT&T Transaction”). On October 13, 2009, AT&T and Centennial announced that they had entered into a consent decree with the Department of Justice which allowed the Merger to proceed, while requiring that AT&T divest Centennial’s operations in eight service areas in Louisiana and Mississippi. The eight service areas are Alexandria, La., Lafayette, La., LA-3 (DeSoto), LA-5 (Beauregard), LA-6 (Iberville), LA-7 (West Feliciana), MS-8 (Claiborne) and MS-9 (Copiah). Under the terms of the merger agreement, Centennial stockholders would receive $8.50 per share in cash. The Merger was approved by Centennial’s stockholders in February 2009, but remains subject to approval by the Federal Communications Commission and to other customary closing conditions. AT&T and Centennial expect that, assuming timely satisfaction or waiver of all remaining closing conditions, the Merger will be completed early in the fourth quarter of calendar year 2009.
     Certain prior period information, primarily relating to the classification and presentation of non-controlling interest, previously referred to as minority interest, has been reclassified to conform to the current period presentation.
NOTE 2. OTHER INTANGIBLE ASSETS AND GOODWILL
     Other Intangible Assets
     The following table presents the intangible assets not subject to amortization:

	As of	As of
	August 31, 2009	May 31, 2009
U.S. wireless licenses	$402,395	$402,395
Puerto Rico wireless licenses	54,159	54,159

Total	$456,554	$456,554

     A significant portion of the Company’s intangible assets are licenses that provide the Company’s wireless operations with the exclusive right to utilize radio frequency spectrum designated on the license to provide wireless communication services. In general, the Company’s wireless licenses are issued by the Federal Communications Commission (“FCC”) for a fixed period, generally ten years, at which time they are subject to renewal. Historically, renewals of licenses through the FCC have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the estimated useful life of its U.S. wireless and Puerto Rico wireless licenses. As a result, the U.S. wireless and Puerto Rico wireless licenses are treated as indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and are not amortized, but rather are tested for impairment. The Company reevaluates the estimated useful life determination for U.S. wireless and Puerto Rico wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
     The Company tests its wireless licenses for impairment annually, and more frequently if indications of impairment exist. The Company uses a direct value approach in performing its annual impairment test on its wireless licenses. The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. If the fair value of the wireless licenses is less than the carrying amount of the licenses, an impairment is recognized.
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
     The following table presents other intangible assets subject to amortization:

		As of August 31, 2009		As of May 31, 2009
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Cable facility	25 years	6,000	3,050	6,000	2,990

Customer lists	10 years	6,500	1,681	6,500	1,604

     Other intangible assets amortization expense was $137 for the three months ended August 31, 2009. Based solely on the finite lived intangible assets existing at August 31, 2009, amortization expense is estimated to be $747 for the remainder of fiscal 2010 and $840 per fiscal year for each of the next five fiscal years.
     Goodwill
     The amount of goodwill relates to the Puerto Rico broadband segment and was $10,989 at August 31, 2009 and May 31, 2009.
NOTE 3. DEBT
     Long-term debt consisted of the following:

	As of	As of
	August 31, 2009	May 31, 2009
Senior Secured Credit Facility — Term Loans	$550,000	$550,000
8 1/8% Senior Unsecured Notes due 2014 (the “2014 Senior Notes”)	325,000	325,000
10 1/8% Senior Unsecured Notes due 2013 (the “2013 Senior Notes”)	500,000	500,000
Senior Unsecured Holdco Floating Rate Notes due 2013 (the “2013 Holdco Floating Rate Notes”), net of unamortized discount of $1,665 and $1,790, respectively	348,335	348,210
10% Senior Unsecured Holdco Fixed Rate Notes due 2013 (the “2013 Holdco Fixed Rate Notes”)	200,000	200,000
Capital Lease Obligations	91,045	86,692
Financing Obligation — Tower Sale	11,144	11,278

Total Long-Term Debt	2,025,524	2,021,180
Current Portion of Long-Term Debt	(275,000)	—

Net Long-Term Debt	$1,750,524	$2,021,180

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
     The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600,000, of which $550,000 remains outstanding at August 31, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550,000 in two equal installments of $275,000 in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150,000; however, $2,500 of this commitment was from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, the Company believes it is unlikely that this $2,500 commitment will be honored by Lehman Brothers. Accordingly, the Company believes its useable commitments under the revolving credit facility may be $147,500. The Company does not expect this change to have a material impact on its liquidity or consolidated financial statements. At August 31, 2009, the Company had not borrowed any amounts under the revolving credit facility.
     On February 5, 2007, the Company amended its Senior Secured Credit Facility to lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings will bear interest at LIBOR (a weighted average rate of 1.23% as of August 31, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. The Company’s obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of the Company’s assets.
     On September 3, 2009, the Company made a $52,500 mandatory excess cash flow payment under the Senior Secured Credit Facility, which reduced the principal balance of the term loan thereunder to $497,500.
     High-Yield Notes
     On December 21, 2005, the Company issued $550,000 in aggregate principal amount of 2013 Holdco Notes. The 2013 Holdco Notes were issued in two series consisting of (i) $350,000 of 2013 Holdco Floating Rate Notes that bear interest at three-month LIBOR (0.80% as of August 31, 2009) plus 5.75% and mature in January 2013, and (ii) $200,000 of 2013 Holdco Fixed Rate Notes that bear interest at 10% and mature in January 2013. The 2013 Holdco Floating Rate Notes were issued at a 1% discount with the Company receiving net proceeds of $346,500. The Company used the net proceeds from the offering, together with a portion of its available cash, to pay a special cash dividend of $5.52 per share to the Company’s common stockholders and to prepay $39,500 of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, the Company entered into an amendment to the Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and the payment of the special cash dividend. Additionally, the Company capitalized $15,447 of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Derivative Financial Instruments
     The Company, either directly or through one of its wholly-owned subsidiaries, CCOC or CPROC, uses financial derivatives as part of its overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments has consisted of interest rate swap and collar agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Interest rate collar agreements are used to lock in a maximum rate if interest rates rise, but allow the Company to otherwise pay lower market rates, subject to a floor. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company’s derivative transactions are entered into for non-trading purposes. The Company’s derivative financial instruments effective or entered into during the three months ended August 31, 2009 consist of the following:

			Collar	Collar
			Fixed	Fixed
	Variable Interest		Interest	Interest
	Rate Loan	Amount	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Floor	Cap	Date	Date	Date
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200,000	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Collar	Senior Secured Credit Facility	$250,000	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
November 2008 CPROC Collar	Senior Secured Credit Facility	$35,500	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25,000	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39,500	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009

     At August 31, 2009, $260,500 of the Company’s $900,000 of variable rate debt was hedged by interest rate collars described above. All the Company’s collars have been designated as cash flow hedges. As of September 30, 2009, all of the Company’s swaps and collars had expired.
     At August 31, 2009, the fair value of the collars was a liability of $774 which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. For the three months ended August 31, 2009, the Company recorded income of $752, net of tax, to accumulated other comprehensive loss attributable to the change in the fair value of the collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized. See Notes 4 and 7 for a discussion of the framework the Company uses for determining fair value of its derivative instruments.
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
     The aggregate annual principal payments for the next five years and thereafter under the Company’s long-term debt at August 31, 2009 are summarized as follows:

August 31, 2010	$274,650
August 31, 2011	274,799
August 31, 2012	26
August 31, 2013	1,050,368
August 31, 2014	325,637
August 31, 2015 and thereafter	101,709

2,027,189
Less: unamortized discount	(1,665)

$2,025,524

     Interest expense, as reflected on the Condensed Consolidated Financial Statements, has been partially offset by interest income. The gross interest expense for the three months ended August 31, 2009 and 2008 was approximately $39,970 and $45,358, respectively.
NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and short-term debt approximate fair value because of the short-term maturity of these financial instruments. Fair value is determined by the most recently traded price of the security at the consolidated balance sheet date. The estimated fair value of the Company’s debt and derivative financial instruments is summarized as follows:

	August 31, 2009		May 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$2,025,524	$2,031,578	$2,021,180	$2,056,095
Derivative financial instruments:
Interest rate swap and collar agreements liability	$774	$774	$1,952	$1,952
     Fair value for debt was determined based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap and collar agreements at August 31, 2009 and May 31, 2009 were estimated using a quote from the broker. See Note 7 for a discussion of the framework the Company uses for determining fair value of its derivative instruments.

NOTE 5. TAXES
     In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 (“FIN 18”), the Company has recorded its tax provision from continuing operations for the three months ended August 31, 2009 based on its projected annual worldwide effective tax rate (the “effective tax rate”) of 39.1%.
     The Company’s effective tax rate of 39.1% is primarily due to U.S. federal taxes and state taxes net of federal tax benefit. The Company’s effective tax rate also reflects its expectation that it will claim a foreign tax credit in the U.S. for the entire amount of foreign taxes the Company pays. The effect of this is to reduce the Company’s effective tax rate.
     On June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which provides clarification with respect to the accounting for uncertainty in income taxes, contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     Tax positions are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves in accordance with FIN 48. Management has concluded that it is reasonably possible that the unrecognized tax benefits may decrease by approximately $599 within the next 12 months from $11,259 to $10,660. The decrease is primarily related to foreign and state taxes that have expiring statutes of limitations.

NOTE 6. DISCONTINUED OPERATIONS
     On March 13, 2007, the Company sold its wholly-owned subsidiary, All American Cables and Radio Inc. (“Centennial Dominicana”), to Trilogy International Partners (“Trilogy”) for approximately $83,298 in cash, which consisted of a purchase price of $81,000 and a working capital adjustment of $2,298, which resulted in a loss on disposition of assets of $33,132. The disposition was accounted for by the Company as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). No tax benefit has been recognized on the sale as management does not believe that realization of the benefit resulting from the capital loss is more likely than not. The net loss from discontinued operations for the three months ended August 31, 2009 and 2008 was $94 and $337, respectively.
NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009 (which was August 31, 2009 for the Company). In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after August 31, 2009, up until the issuance of the financial statements, which occurred on the date of this filing with the SEC. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
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
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for interim periods ending after June 15, 2009 (which was August 31, 2009 for the Company). FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 for lightly-traded investments. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate apparently comparable market transactions do not represent independent fair value. FSP FAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009 (which was August 31, 2009 for the Company). FSP FAS 157-4 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008 (which was June 1, 2009 for the Company). The Company has retrospectively changed the classification and presentation of noncontrolling interest in its financial statements for all prior periods, which was previously referred to as minority interest.
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
     As of August 31, 2009, the Company’s only assets or liabilities that fell under the scope of SFAS 157 were its liabilities under interest rate hedging agreements (see Note 3). The fair values of the interest rate collar agreements were based on prices obtained from financial institutions that develop values based on inputs observable in active markets, including interest rates. Accordingly, the Company’s fair value measurements of its derivative instruments are classified as Level 2 inputs.
NOTE 8. COMMITMENTS AND CONTINGENCIES AND NONCONTROLLING INTEREST
     Legal Proceedings:
     In 2001, the Company’s previously sold Dominican Republic subsidiary, Centennial Dominicana, commenced litigation against International Telcom, Inc. (“ITI”) to collect an approximate $1,800 receivable owed under a traffic termination agreement between the parties relating to international long distance traffic terminated by Centennial Dominicana in the Dominican Republic. Subsequently, ITI counterclaimed against Centennial Dominicana claiming that Centennial Dominicana breached the traffic termination agreement and is claiming damages in excess of $40,000. The matter is subject to arbitration in Miami, Florida and a decision of the arbitration panel is expected shortly. In connection with the sale of Centennial Dominicana (see Note 6), the Company has agreed to indemnify Trilogy with respect to liabilities arising as a result of the ITI litigation. The Company does not believe that any damage payments would have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
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

     Other Commitments and Contingencies:
     On July 1, 2008, the Company entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance, usage monitoring and security for the Company’s wireless operations. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, the Company has agreed to purchase a total of $121,081 of billing related services from Fidelity through June 30, 2018. As of August 31, 2009, the Company has paid approximately $12,506 in connection with this agreement.
     Noncontrolling interest:
     Changes in noncontrolling interest for the three months ended August 31, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interest at June 1	$1,442	$4,898
Income attributable to noncontrolling interest	136	167
Distributions paid to noncontrolling interest	(149)	—

Noncontrolling interest at August 31	$1,429	$5,065

NOTE 9. SEGMENT INFORMATION
     The Company’s Condensed Consolidated Financial Statements include three reportable segments: U.S. wireless, Puerto Rico wireless, and Puerto Rico broadband. The Company determines its reportable segments based on the aggregation criteria of SFAS 131 (e.g., types of services offered and geographic location). U.S. wireless represents the Company’s wireless systems in the United States that it owns and manages. Puerto Rico wireless represents the Company’s wireless operations in Puerto Rico and the U.S. Virgin Islands. Puerto Rico broadband represents the Company’s offering of broadband services including switched voice, dedicated (private line) and other services in Puerto Rico. The Company measures the operating performance of each segment based on adjusted operating income. Adjusted operating income is defined as net income before net income attributable to noncontrolling interest, loss from discontinued operations, income tax expense, interest expense, net, (loss) gain  on disposition of assets, transaction costs, stock based compensation expense and depreciation and amortization.
     The results of operations presented below exclude Centennial Dominicana due to its classification as a discontinued operation (see Note 6). Prior to the classification of Centennial Dominicana as a discontinued operation, the results of its operations were included in the Puerto Rico Wireless Segment (previously the Caribbean Wireless Segment) and the Puerto Rico Broadband Segment (previously the Caribbean Broadband Segment).
     Information about the Company’s operations in its three business segments as of, and for the three months ended, August 31, 2009 and 2008 is as follows:

	Three Months Ended
	August 31,
	2009	2008
U.S. WIRELESS
Service revenue	$116,564	$120,249
Roaming revenue	21,449	15,789
Equipment sales	7,921	11,769

Total revenue	145,934	147,807
Adjusted operating income	64,989	58,588
Total assets	1,928,349	1,848,983
Capital expenditures	7,556	8,706
PUERTO RICO WIRELESS
Service revenue	$73,346	$77,696
Roaming revenue	2,479	2,694
Equipment sales	3,914	4,442

Total revenue	79,739	84,832
Adjusted operating income	22,882	22,952
Total assets	284,906	284,833
Capital expenditures	5,592	6,730
PUERTO RICO BROADBAND
Switched revenue	$13,257	$13,935
Dedicated revenue	20,185	19,402
Other revenue	2,772	2,330

Total revenue	36,214	35,667
Adjusted operating income	19,369	19,753
Total assets	213,896	266,910
Capital expenditures	3,860	5,228
ELIMINATIONS/ADJUSTMENTS
Total revenue(1)	$(2,963)	$(3,093)
Total assets(2)	(946,248)	(1,006,792)
CONSOLIDATED
Total revenue	$258,924	$265,213
Adjusted operating income	107,240	101,293
Total assets	1,480,903	1,393,934
Capital expenditures	17,008	20,664

(1)	Elimination of intercompany revenue, primarily from Puerto Rico broadband to Puerto Rico wireless.

(2)	Elimination of intercompany investments.
Reconciliation of adjusted operating income to net income attributable to Centennial:

	Three Months Ended
	August 31,
	2009	2008
Adjusted operating income	$107,240	$101,293
Depreciation and amortization	(31,687)	(35,544)
Stock-based compensation expense	(2,029)	(2,870)
Transaction costs	(1,070)	—
(Loss) gain on disposition of assets	(122)	47

Operating income	72,332	62,926
Interest expense, net	(39,952)	(44,880)
Income tax expense	(12,692)	(10,056)

Income from continuing operations	19,688	7,990
Loss from discontinued operations	(94)	(337)

Net income	19,594	7,653
Less: Net income attributable to noncontrolling interest	(136)	(167)

Net income attributable to Centennial	$19,458	$7,486

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

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of August 31, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,790	$—	$178,836	$—	$—	$247,626
Accounts receivable, net	45,595	—	63,887	—	—	109,482
Inventory — phones and accessories, net	9,411	—	18,088	—	—	27,499
Prepaid expenses and other current assets	12,066	—	11,793	—	—	23,859

Total current assets	135,862	—	272,604	—	—	408,466
Property, plant & equipment, net	245,998	—	318,333	—	—	564,331
Debt issuance costs	8,874	—	15,848	—	—	24,722
Restricted Cash	568	—	—	—	—	568
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	10,989	—	—	—	—	10,989
Investment in subsidiaries	—	1,046,290	562,205	(651,349)	(957,146)	—
Other assets	13,516	—	1,757	—	—	15,273

Total	$415,807	$1,046,290	$1,627,301	$(651,349)	$(957,146)	$1,480,903

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$142,750	$—	$132,250	$—	$—	$275,000
Accounts payable	12,670	—	9,081	—	—	21,751
Accrued expenses and other current liabilities	105,300	—	58,495	—	—	163,795

Total current liabilities	260,720	—	199,826	—	—	460,546
Long-term debt	653,029	591,395	(42,235)	548,335	—	1,750,524
Deferred income taxes	—	—	165,064	—	—	165,064
Other liabilities	6,665	—	23,994	—	—	30,659
Intercompany	34,179	1,087,595	1,052,653	(272,845)	(1,901,582)	—
Redeemable preferred stock	653,038	—	—	—	(653,038)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,112	—	1,112
Additional paid-in capital	(818,497)	—	818,497	64,503	—	64,503
Accumulated (deficit) equity	(373,258)	(632,289)	(591,927)	(991,377)	1,597,474	(991,377)
Accumulated other comprehensive loss	(69)	(411)	—	—	—	(480)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity attributable to Centennial	(1,191,824)	(632,700)	226,570	(926,839)	1,597,474	(927,319)
Noncontrolling interest in subsidiaries	—	—	1,429	—	—	1,429

Total stockholders’ (deficit) equity	(1,191,824)	(632,700)	227,999	(926,839)	1,597,474	(925,890)

Total	$415,807	$1,046,290	$1,627,301	$(651,349)	$(957,146)	$1,480,903

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$107,001	$—	$154,885	$—	$(2,962)	$258,924

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	23,495	—	31,222	—	(2,794)	51,923
Cost of equipment sold	13,204	—	18,047	—	—	31,251
Sales and marketing	10,991	—	12,479	—	—	23,470
General and administrative	23,402	—	24,905	—	(168)	48,139
Depreciation and amortization	15,187	—	16,500	—	—	31,687
Loss on disposition of assets	114	—	8	—	—	122

	86,393	—	103,161	—	(2,962)	186,592

Operating income	20,608	—	51,724	—	—	72,332

Income (loss) from investments in subsidiaries	—	19,458	(8,427)	19,458	(30,489)	—
Interest expense, net	(23,786)	(10,142)	(4,344)	(10,980)	9,300	(39,952)
Intercompany interest allocation	—	10,142	(11,822)	10,980	(9,300)	—

(Loss) income from continuing operations before income tax expense	(3,178)	19,458	27,131	19,458	(30,489)	32,380
Income tax expense	(5,249)	—	(7,443)	—	—	(12,692)

(Loss) income from continuing operations	(8,427)	19,458	19,688	19,458	(30,489)	19,688
Loss from discontinued operations	—	—	(94)	—	—	(94)

Net (loss) income	(8,427)	19,458	19,594	19,458	(30,489)	19,594
Less: Net income attributable to noncontrolling interest	—	—	(136)	—	—	(136)

Net (loss) income attributable to Centennial	$(8,427)	$19,458	$19,458	$19,458	$(30,489)	$19,458

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2009

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(8,427)	$19,458	$19,594	$19,458	$(30,489)	$19,594
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,187	—	16,500	—	—	31,687
Stock-based compensation expense	978	—	1,051	—	—	2,029
Excess tax benefit from stock-based compensation	—	—	(16)	—	—	(16)
Equity in undistributed earnings (loss) of subsidiaries	—	19,458	(8,427)	19,458	(30,489)	—
Loss on disposition of assets	114	—	8	—	—	122
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	12,716	(31,531)	(15,516)	(41,613)	70,278	(5,666)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,568	7,385	13,194	(2,697)	9,300	47,750

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	22	—	—	—	22
Capital expenditures	(9,372)	(7,636)	—	—	—	(17,008)

NET CASH USED IN INVESTING ACTIVITIES	(9,372)	(7,614)	—	—	—	(16,986)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(898)	—	—	(898)
Proceeds from the exercise of stock options	—	—	—	250	—	250
Excess tax benefit from stock-based compensation	—	—	—	16	—	16
Cash (paid to) received from affiliates	(10,204)	229	16,844	2,431	(9,300)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,204)	229	15,946	2,697	(9,300)	(632)

NET INCREASE IN CASH AND CASH EQUIVALENTS	992	—	29,140	—	—	30,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,798	—	149,696	—	—	217,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,790	$—	$178,836	$—	$—	$247,626

CONDENSED CONSOLIDATING BALANCE SHEET FINANCIAL DATA
As of May 31, 2009
(Amounts in thousands)

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$67,798	$—	$149,696	$—	$—	$217,494
Accounts receivable, net	47,723	—	57,751	—	—	105,474
Inventory — phones and accessories, net	7,340	—	23,764	—	—	31,104
Prepaid expenses and other current assets	13,767	—	8,364	—	—	22,131

Total current assets	136,628	—	239,575	—	—	376,203
Property, plant & equipment, net	249,137	—	322,994	—	—	572,131
Debt issuance costs	9,589	—	17,115	—	—	26,704
Restricted cash	124	—	—	—	—	124
U.S. wireless licenses	—	—	402,395	—	—	402,395
Puerto Rico wireless licenses, net	—	—	54,159	—	—	54,159
Goodwill	10,989	—	—	—	—	10,989
Investment in subsidiaries	—	1,026,832	570,632	(670,807)	(926,657)	—
Other assets	11,017	—	1,782	—	—	12,799

Total	$417,484	$1,026,832	$1,608,652	$(670,807)	$(926,657)	$1,455,504

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,226	$—	$6,453	$—	$—	$12,679
Accrued expenses and other current liabilities	120,273	—	62,271	—	—	182,544

Total current liabilities	126,499	—	68,724	—	—	195,223
Long-term debt	794,966	591,395	86,609	548,210	—	2,021,180
Deferred income taxes	4,623	—	150,903	—	—	155,526
Other liabilities	7,436	—	24,532	—	—	31,968
Intercompany	23,975	1,087,824	1,069,497	(270,414)	(1,910,882)	—
Redeemable preferred stock	643,738	—	—	—	(643,738)	—
Stockholders’ (deficit) equity:
Common stock	—	—	—	1,112	—	1,112
Additional paid-in capital	(818,330)	—	818,330	62,197	—	62,197
Accumulated (deficit) equity	(364,831)	(651,747)	(611,385)	(1,010,835)	1,627,963	(1,010,835)
Accumulated other comprehensive loss	(592)	(640)	—	—	—	(1,232)
Less: treasury shares	—	—	—	(1,077)	—	(1,077)

Total stockholders’ (deficit) equity attributable to Centennial	(1,183,753)	(652,387)	206,945	(948,603)	1,627,963	(949,835)
Noncontrolling interest in subsidiaries	—	—	1,442	—	—	1,442

Total stockholders’ (deficit) equity	(1,183,753)	(652,387)	208,387	(948,603)	1,627,963	(948,393)

Total	$417,484	$1,026,832	$1,608,652	$(670,807)	$(926,657)	$1,455,504

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FINANCIAL DATA
For the Three Months Ended August 31, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
Revenue	$110,496	$—	$157,809	$—	$(3,092)	$265,213

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,601	—	30,999	—	(2,924)	50,676
Cost of equipment sold	16,470	—	25,679	—	—	42,149
Sales and marketing	11,481	—	14,388	—	—	25,869
General and administrative	22,810	—	25,454	—	(168)	48,096
Depreciation and amortization	17,649	—	17,895	—	—	35,544
Loss (gain) on disposition of assets	12	—	(59)	—	—	(47)

	91,023	—	114,356	—	(3,092)	202,287

Operating income	19,473	—	43,453	—	—	62,926

Income (loss) from investments in subsidiaries	—	7,486	(11,987)	7,486	(2,985)	—
Interest expense, net	(25,738)	(11,443)	(4,261)	(12,738)	9,300	(44,880)
Intercompany interest allocation	—	11,443	(14,881)	12,738	(9,300)	—

(Loss) income from continuing operations before income tax expense	(6,265)	7,486	12,324	7,486	(2,985)	18,046
Income tax expense	(5,722)	—	(4,334)	—	—	(10,056)

(Loss) income from continuing operations	(11,987)	7,486	7,990	7,486	(2,985)	7,990
Loss from discontinued operations	—	—	(337)	—	—	(337)

Net (loss) income	(11,987)	7,486	7,653	7,486	(2,985)	7,653
Less: Net income attributable to noncontrolling interest	—	—	(167)	—	—	(167)

Net (loss) income attributable to Centennial	$(11,987)	$7,486	$7,486	$7,486	$(2,985)	$7,486

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FINANCIAL DATA
For the Three Months Ended August 31, 2008

	Centennial	Centennial				Centennial
	Puerto Rico	Cellular		Centennial		Communications
	Operations	Operating	Non-	Communications		Corp. and
	Corp.	Co. LLC	Guarantors	Corp.	Eliminations	Subsidiaries
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(11,987)	$7,486	$7,653	$7,486	$(2,985)	$7,653
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,649	—	17,895	—	—	35,544
Stock-based compensation expense	1,451	—	1,419	—	—	2,870
Excess tax benefit from stock-based compensation	—	—	(102)	—	—	(102)
Equity in undistributed earnings (loss) of subsidiaries	—	7,486	(11,987)	7,486	(2,985)	—
Loss (gain) on disposition of assets	12	—	(59)	—	—	(47)
Changes in assets and liabilities, net of effects of acquisitions and dispositions and other	24,458	(14,089)	(11,818)	(20,951)	15,270	(7,130)

NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES	31,583	883	3,001	(5,979)	9,300	38,788

INVESTING ACTIVITIES:
Proceeds from disposition of assets, net of cash expenses	—	—	21	—	—	21
Payments for purchase of wireless spectrum	—	—	(2)	—	—	(2)
Capital expenditures	(11,958)	—	(8,706)	—	—	(20,664)

NET CASH USED IN INVESTING ACTIVITIES	(11,958)	—	(8,687)	—	—	(20,645)

FINANCING ACTIVITIES:
Repayment of debt	—	—	(724)	—	—	(724)
Proceeds from the exercise of employee stock options	—	—	—	1,161	—	1,161
Excess tax benefit from stock-based compensation	—	—	—	102	—	102
Cash (paid to) received from affiliates	(8,660)	(883)	14,127	4,716	(9,300)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,660)	(883)	13,403	5,979	(9,300)	539

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,965	—	7,717	—	—	18,682
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,630	—	68,531	—	—	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,595	$—	$76,248	$—	$—	$123,843

NOTE 11. SUBSEQUENT EVENTS
     On November 7, 2008, Centennial entered into a merger agreement with AT&T providing for the acquisition of Centennial by AT&T (the “Merger” or, the “AT&T Transaction”). On October 13, 2009, AT&T and Centennial announced that they had entered into a consent decree with the Department of Justice which allowed the Merger to proceed, while requiring that AT&T divest Centennial’s operations in eight service areas in Louisiana and Mississippi. The eight service areas are Alexandria, La., Lafayette, La., LA-3 (DeSoto), LA-5 (Beauregard), LA-6 (Iberville), LA-7 (West Feliciana), MS-8 (Claiborne) and MS-9 (Copiah). Under the terms of the merger agreement, Centennial stockholders would receive $8.50 per share in cash. The Merger was approved by Centennial’s stockholders in February 2009, but remains subject to approval by the Federal Communications Commission and to other customary closing conditions. AT&T and Centennial expect that, assuming timely satisfaction or waiver of all remaining closing conditions, the Merger will be completed early in the fourth quarter of calendar year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
     Company Overview
     We are a leading regional wireless and broadband telecommunications service provider serving approximately 1.1 million wireless customers and approximately 789,100 access line equivalents in markets covering over 13 million Net Pops in the United States and Puerto Rico. In the United States, we are a regional wireless service provider in small cities and rural areas in two geographic clusters covering parts of six states in the Midwest and Southeast. In our Puerto Rico-based service area, we own and operate wireless networks in Puerto Rico and the U.S. Virgin Islands, and in Puerto Rico, we are also a facilities-based, fully integrated communications service provider offering broadband communications services to business and residential customers.
     On November 7, 2008, Centennial entered into a merger agreement with AT&T providing for the acquisition of Centennial by AT&T (the “Merger” or, the “AT&T Transaction”). On October 13, 2009, AT&T and Centennial announced that they had entered into a consent decree with the Department of Justice which allowed the Merger to proceed, while requiring that AT&T divest Centennial’s operations in eight service areas in Louisiana and Mississippi. The eight service areas are Alexandria, La., Lafayette, La., LA-3 (DeSoto), LA-5 (Beauregard), LA-6 (Iberville), LA-7 (West Feliciana), MS-8 (Claiborne) and MS-9 (Copiah). Under the terms of the merger agreement, Centennial stockholders would receive $8.50 per share in cash. The Merger was approved by Centennial’s stockholders in February 2009, but remains subject to approval by the Federal Communications Commission and to other customary closing conditions. AT&T and Centennial expect that, assuming timely satisfaction or waiver of all remaining closing conditions, the Merger will be completed early in the fourth quarter of calendar year 2009. We believe that the pendency of the AT&T Transaction has had and may continue to have a negative impact on our business, including making it more difficult to attract and retain customers.
     As discussed in Note 6 to the unaudited Condensed Consolidated Financial Statements, the results of operations presented below exclude our Dominican Republic operations (“Centennial Dominicana”).
     The information contained in this Part I, Item 2, updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed on July 30, 2009, and should also be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Please see “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the “Risk Factors” section of our 2009 Annual Report on Form 10-K.
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
     We tailor the ultimate customer experience by focusing on attractive local markets with growth opportunities and customizing our sales, marketing and customer support functions to customer needs in these markets. For the three months ended August 31, 2009, approximately 81% of our postpaid wireless sales in the United States and Puerto Rico were made through our own employees, which allows us to have a high degree of control over the customer experience. We invest significantly in training for our customer-facing employees and believe this extensive training and controlled distribution allows us to deliver an experience that we believe is unique and valued by the customers in our various markets. We target high quality postpaid wireless subscribers which generate high ARPU (revenue per average wireless subscriber, including roaming revenue) in our U.S. and Puerto Rico operations.
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
     Roaming revenue represents the amount of revenue we receive from other wireless carriers for providing service to their subscribers who “roam” into our markets and use our systems to carry their voice and data traffic. The rates paid to us are established by an agreement between the roamer’s wireless provider and us. The amount of roaming revenue we generate is often dependent upon usage patterns of our roaming partners’ subscribers and the rate plan mix and technology mix of our roaming partners. We closely monitor trends in roaming revenues because usage patterns by our roaming partners’ subscribers can be difficult to predict.
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
     In the process of implementing SFAS 123(R) we analyzed certain key variables, such as expected volatility and expected life to determine an accurate estimate of these variables. There were no grants issued during the three months ended August 31, 2009. The expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 (as amended by Staff Accounting Bulletin No. 110) using the vesting term of 3 or 4 years and the contractual term of 7 or 10 years, depending on the option tranche. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. SFAS 123(R) requires that we calculate stock-based compensation expense based on awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the three months ended August 31, 2009 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”) (see Note 5 to the unaudited Condensed Consolidated Financial Statements). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
     We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. The income tax provision reflects tax law and rate changes in the period such changes are enacted.
RESULTS OF OPERATIONS
     U.S. Wireless Operations

	Three Months Ended
	August 31,
	2009	2008	$ Change	% Change
	(In thousands)
Revenue:
Service revenue	$116,564	$120,249	$(3,685)	(3)%
Roaming revenue	21,449	15,789	5,660	36
Equipment sales	7,921	11,769	(3,848)	(33)

Total revenue	145,934	147,807	(1,873)	(1)

Costs and expenses:
Cost of services	29,108	28,765	343	1
Cost of equipment sold	15,849	21,946	(6,097)	(28)
Sales and marketing	12,236	14,154	(1,918)	(14)
General and administrative	23,752	24,354	(602)	(2)

Total costs and expenses	80,945	89,219	(8,274)	(9)

Adjusted operating income(1)	$64,989	$58,588	$6,401	11%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. U.S. wireless service revenue decreased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The decrease was primarily due to a decrease in the number of subscribers, partially offset by a modest increase in ARPU as described below.
     U.S. wireless roaming revenue increased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The increase was primarily due to an increase in data roaming revenue driven by an increase in data traffic, partially offset by a modest decrease in voice roaming revenue.
     Equipment sales decreased during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, primarily due to a decrease in the number of phones sold as a result of a decrease in gross additions.
     Our U.S. wireless operations had approximately 633,100 and 659,800 subscribers at August 31, 2009 and 2008, respectively. Postpaid subscribers account for 97% of total U.S. wireless subscribers as of August 31, 2009. During the twelve months ended August 31, 2009, increases in subscribers from new activations of 164,000 were offset by subscriber cancellations of 190,700. The monthly postpaid churn rate was 2.8% for the three months ended August 31, 2009, as compared to 2.6% for the three months ended August 31, 2008. The cancellations experienced by our U.S. wireless operations were primarily related to non-payment, competition and the pending AT&T Transaction.
     U.S. wireless ARPU was $76 for the three months ended August 31, 2009, as compared to $74 for the same period last year. The increase in U.S. wireless ARPU was primarily due to an increase in data revenue. Average MOUs per subscriber were 1,043 per month for the three months ended August 31, 2009, as compared to 1,121 for the same period last year.
     Costs and expenses. Cost of services increased slightly during the three months ended August 31, 2009, as compared to the same period last year, primarily due to an increase in expenses related to providing data services.
     Cost of equipment sold decreased for the three months ended August 31, 2009, as compared to the same period last year, primarily due to fewer activations and fewer phones used for customer retention, as well as a slightly lower average cost per phone.

     Sales and marketing expenses decreased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, primarily due to lower commissions associated with fewer activations as well as a decrease in advertising expense.
     General and administrative expenses decreased for the three months ended August 31, 2009, as compared to the same period in the prior year, due primarily to a reduction in billing costs.
Puerto Rico Wireless Operations

	Three Months Ended
	August 31,
	2009	2008	$ Change	% Change
		(In thousands)
Revenue:
Service revenue	$73,346	$77,696	$(4,350)	(6)%
Roaming revenue	2,479	2,694	(215)	(8)
Equipment sales	3,914	4,442	(528)	(12)

Total revenue	79,739	84,832	(5,093)	(6)

Costs and expenses:
Cost of services	15,978	14,767	1,211	8
Cost of equipment sold	15,161	19,939	(4,778)	(24)
Sales and marketing	9,304	9,614	(310)	(3)
General and administrative	16,414	17,560	(1,146)	(7)

Total costs and expenses	56,857	61,880	(5,023)	(8)

Adjusted operating income(1)	$22,882	$22,952	$(70)	(0)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Puerto Rico wireless service revenue decreased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The decrease primarily relates to a decrease in ARPU as well as a decrease in the number of subscribers, as continued declines in traditional voice customers more than offset an increase in EV-DO (evolution, data optimized)-based Instant Internet broadband data customers.
     Roaming revenue decreased during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, primarily due to a decrease in data roaming revenue, partially offset by an increase in voice roaming revenue.
     Equipment sales decreased during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, primarily due to a decrease in the number of phones sold to customers, partially offset by an increase in revenue per unit.
     Our Puerto Rico wireless operations had approximately 424,400 subscribers at August 31, 2009, a decrease of 1% from subscribers at August 31, 2008. Postpaid subscribers represented approximately 99% of our total Puerto Rico Wireless subscribers at August 31, 2009. During the twelve months ended August 31, 2009, increases from new activations of 147,800 were offset by subscriber cancellations of 154,000. The monthly postpaid churn rate increased to 3.3% for the three months ended August 31, 2009, from 2.5% for the same period last year. The increased cancellations experienced by our Puerto Rico wireless operations were primarily due to non-payment, competition and the pending AT&T Transaction.
     Puerto Rico wireless ARPU was $63 for the three months ended August 31, 2009, as compared to $66 for the three months ended August 31, 2008. The decrease in ARPU was primarily due to lower voice access, feature, usage related revenue and roaming revenue, partially offset by higher data service revenue (including EV-DO, short message services, multimedia services and downloads) and USF revenue. Our voice subscribers used an average of 1,866 MOUs during the three months ended August 31, 2009, compared to 1,906 MOUs during the three months ended August 31, 2008.
     Costs and expenses. Cost of services increased during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The increase was primarily due to increases in property taxes, roamer service costs (amounts that we pay other wireless carriers when our subscribers use their networks), property insurance costs and long distance costs.
     Cost of equipment sold decreased during the three months ended August 31, 2009, as compared to the same period last year. The decrease was primarily due to a decrease in the number of phones used for customer retention, as well as a lower cost per unit.

     Sales and marketing expenses decreased during the three months ended August 31, 2009, as compared to the same period last year. The decrease was primarily due to decreases in direct sales commissions and compensation costs as a result of lower gross additions, partially offset by increases in advertising costs and agent commissions.
     General and administrative expenses decreased during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The decrease was primarily due to decreases in professional fees, subscriber billing costs, compensation costs and maintenance contract costs, partially offset by an increase in bad debt expense.
Puerto Rico Broadband Operations

	Three Months Ended
	August 31,
	2009	2008	$ Change	% Change
		(In thousands)
Revenue:
Switched revenue	$13,257	$13,935	$(678)	(5)%
Dedicated revenue	20,185	19,402	783	4
Other revenue	2,772	2,330	442	19

Total revenue	36,214	35,667	547	2

Costs and expenses:
Cost of services	9,416	9,754	(338)	(3)
Cost of equipment sold	242	265	(23)	(9)
Sales and marketing	1,809	1,934	(125)	(6)
General and administrative	5,378	3,961	1,417	36

Total costs and expenses	16,845	15,914	931	6

Adjusted operating income(1)	$19,369	$19,753	$(384)	(2)%

(1)	Adjusted operating income represents the profitability measure of the segment — see Note 9 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of consolidated adjusted operating income to the appropriate GAAP measure.
     Revenue. Total Puerto Rico broadband revenue increased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. This increase was primarily due to a 32% increase in total access lines and equivalents to 789,100, partially offset by a decrease in the total average recurring revenue per line.
     Switched revenue decreased for the three months ended August 31, 2009, as compared to the same period last year. The decrease was primarily due to a decrease in recurring revenue per line, partially offset by a 10% increase in switched access lines to 107,900 as of August 31, 2009. The increase in switched access lines has primarily come from VoIP (Voice Over Internet Protocol) lines added through our agreements with certain cable television operators in Puerto Rico, which generally have a lower recurring revenue per line.
     Dedicated revenue increased for the three months ended August 31, 2009, as compared to the same period last year. The increase was primarily the result of a 37% increase in voice grade equivalent dedicated lines to 681,200 as of August 31, 2009, partially offset by a decrease in recurring revenue per line.
     Other revenue increased for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. The increase primarily relates to increases in USF support received in Puerto Rico, inter-carrier compensation revenue and installation and new construction charges.
     Costs and expenses. Cost of services decreased during the three months ended August 31, 2009, as compared to the same period last year. The decrease was primarily due to decreases in network costs, utility costs and subscriber termination expense. These were partially offset by increases in installation and new construction costs, maintenance contract costs and property insurance costs.
     Sales and marketing expenses decreased during the three months ended August 31, 2009, as compared to the same period last year. The decrease was primarily due to a decrease in commissions, partially offset by an increase in advertising costs.

     General and administrative expenses increased during the three months ended August 31, 2009, as compared to the same period in the prior year. The increase was primarily due to increases in bad debt expense, compensation costs and professional fees.
LIQUIDITY AND CAPITAL RESOURCES
Weighted Average Debt Outstanding and Interest Expense

	Three Months Ended
	August 31,
	2009	2008	Change
		(In millions)
Weighted Average Debt Outstanding	$2,022.5	$2,011.3	$11.2
Weighted Average Gross Interest Rate(1)	7.9	9.0%	(1.1)%
Weighted Average Gross Interest Rate(2)	7.5	8.6%	(1.1)%
Gross Interest Expense(1)	$39.97	$45.36	$(5.39)
Interest Income	$.02	$.48	$(0.46)

Net Interest Expense	$39.95	$44.88	$(4.93)

(1)	Including amortization of debt issuance costs of $2.0 million for the three months ended August 31, 2009 and 2008.

(2)	Excluding amortization of debt issuance costs $2.0 million for the three months ended August 31, 2009 and 2008.
     The decrease in net interest expense for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, resulted from lower variable interest rates. The decrease in interest income resulted from significantly lower interest rates.
     At August 31, 2009, we had total liquidity of $395.1 million, consisting of cash and cash equivalents totaling $247.6 million and approximately $147.5 million available under our revolving credit facility.

     Senior Secured Credit Facility
     On February 9, 2004, our wholly-owned subsidiaries, Centennial Cellular Operating Co. LLC (“CCOC”) and Centennial Puerto Rico Operations Corp. (“CPROC”), as co-borrowers, entered into a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”). We and each of our direct and indirect domestic subsidiaries, including CCOC and CPROC, are guarantors under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a seven-year term loan, maturing in February 2011, with an original aggregate principal amount of $600.0 million, of which $550.0 million remained outstanding at August 31, 2009. The Senior Secured Credit Facility requires amortization payments in an aggregate principal amount of $550.0 million in two equal installments of $275.0 million in August 2010 and February 2011. The Senior Secured Credit Facility also includes a six-year revolving credit facility, maturing in February 2010, with an aggregate principal amount of up to $150.0 million; however, $2.5 million of this commitment was from a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”). Due to the Chapter 11 bankruptcy filing by Lehman Brothers in September 2008, we believe it is unlikely that this $2.5 million commitment will be honored by Lehman Brothers. Accordingly, we believe our useable commitments under the revolving credit facility may be $147.5 million. We do not expect this change to have a material impact on our liquidity or consolidated financial statements. At August 31, 2009, we had not borrowed any amounts under the revolving credit facility.
     On September 3, 2009, we made a $52.5 million mandatory excess cash flow payment under the Senior Secured Credit Facility, which reduced the principal balance of our term loan thereunder to $497.5 million.
     On February 5, 2007, we amended our Senior Secured Credit Facility to, among other things, lower the interest rate on term loan borrowings by 0.25% through a reduction in the London Inter-Bank Offering Rate (“LIBOR”) spread from 2.25% to 2.00%. Under the terms of the Senior Secured Credit Facility, as amended, term and revolving loan borrowings bear interest at LIBOR (a weighted average rate of 1.23% as of August 31, 2009) plus 2.00% and LIBOR plus 3.25%, respectively. Our obligations under the Senior Secured Credit Facility are collateralized by liens on substantially all of our assets.
     High-Yield Notes
     On December 21, 2005, we issued $550.0 million in aggregate principal amount of senior notes due 2013 (the “2013 Holdco Notes”). The 2013 Holdco Notes were issued in two series consisting of (i) $350.0 million of floating rate notes that bear interest at three-month LIBOR (0.80% as of August 31, 2009) plus 5.75% and mature in January 2013 (the “2013 Holdco Floating Rate Notes”) and (ii) $200.0 million of fixed rate notes that bear interest at 10% and mature in January 2013 (the “2013 Holdco Fixed Rate Notes”). The 2013 Holdco Floating Rate Notes were issued at a 1% discount and we received net proceeds of $346.5 million. We used the net proceeds from the offering, together with a portion of our available cash, to pay a special cash dividend of $5.52 per share to our common stockholders and prepay $39.5 million of term loans under the Senior Secured Credit Facility. In connection with the completion of the 2013 Holdco Notes offering, we amended our Senior Secured Credit Facility to permit, among other things, the issuance of the 2013 Holdco Notes and payment of the special cash dividend. Additionally, we capitalized $15.4 million of debt issuance costs in connection with the issuance of the 2013 Holdco Notes.
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
     Our derivative financial instruments effective or entered into during the three months ended August 31, 2009 consist of the following:

			Collar	Collar
			Fixed	Fixed
	Variable Interest		Interest	Interest
	Rate Loan	Amount	Rate	Rate	Trade	Effective	Expiration
	Being Hedged	Hedged	Floor	Cap	Date	Date	Date
November 2008 CCOC Collar 1	Senior Secured Credit Facility	$200.0	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
2008 CPROC Collar	Senior Secured Credit Facility	$250.0	2.43%	4.00%	9/26/2008	9/30/2008	6/30/2009
November 2008 CPROC Collar	Senior Secured Credit Facility	$35.5	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
November 2008 CCOC Collar 2	Senior Secured Credit Facility	$25.5	1.76%	2.25%	11/25/2008	12/31/2008	9/30/2009
November 2008 CCOC Collar 3	Senior Secured Credit Facility	$39.5	1.81%	2.25%	11/25/2008	11/30/2008	8/31/2009
     At August 31, 2009, $260.5 million of our $900.0 million of variable debt was hedged by interest rate collars described above. All our collars have been designated as cash flow hedges. As of September 30, 2009, all of our swaps and collars had expired.
     At August 31, 2009, the fair value of our collars was a liability of approximately $0.8 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. For the three months ended August 31, 2009, we recorded income of $0.8 million, net of tax, to accumulated other comprehensive loss attributable to the change in fair value adjustments of the collars, the full amount of which is expected to be reclassified into interest expense within the next 12 months as the underlying exposures are realized.
     Under certain of the agreements relating to our long-term debt, we are required to maintain certain financial and operating covenants, and are limited in our ability to, among other things, incur additional indebtedness and enter into transactions with affiliates. Under certain circumstances, we are prohibited from paying cash dividends on our common stock under certain of such agreements. We were in compliance with all covenants of our debt agreements at August 31, 2009.
     For the three months ended August 31, 2009, the ratio of earnings to fixed charges was 1.8. Fixed charges consist of interest expense, including amortization of debt issuance costs, loss on extinguishment of debt and the portion of rents deemed representative of the interest portion of leases.
     At August 31, 2009, we had no off-balance sheet obligations.
     Our capital expenditures for the three months ended August 31, 2009 were as follows:

	Three Months Ended	% of Total Capital
	August 31, 2009	Expenditures
	(dollar amounts in thousands)
U.S. Wireless	$7,556	44.4%
Puerto Rico Wireless	5,592	32.9
Puerto Rico Broadband	3,860	22.7

Total capital expenditures	$17,008	100.0%

Property, plant and equipment, net at August 31, 2009	$564,331
     Capital expenditures for our U.S. wireless operations were used to expand our coverage areas, upgrade our cell sites and call switching equipment of existing wireless properties and spectrum clearing for 3G. In Puerto Rico, these investments were used to add capacity and services, to continue the development and expansion of our Puerto Rico wireless systems, expand the EV-DO network and to continue the expansion of our Puerto Rico Broadband network and undersea cable infrastructure.
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
COMMITMENTS AND CONTINGENCIES
     On July 1, 2008, we entered into an Information Services Agreement with Fidelity Information Services, Inc. (“Fidelity”) pursuant to which Fidelity agreed to provide billing services, facilities network fault detection, correction and management performance, usage monitoring and security for our wireless operations throughout the Company. This agreement has an initial term of 10 years, expiring on June 30, 2018, and includes a minimum volume commitment based on the number of subscribers processed per year. Based on this minimum, we have agreed to purchase a total of $121.1 million of billing related services from Fidelity through June 30, 2018. This commitment is classified as purchase obligations in the Contractual Obligations table below. As of August 31, 2009, we have paid approximately $12.5 million in connection with this agreement.
     We have filed a shelf registration statement with the SEC for the sale of up to 72,000,000 shares of our common stock that may be offered from time to time in connection with acquisitions. The SEC declared the registration statement effective on July 14, 1994. As of August 31, 2009, 37,613,079 shares remain available for issuance under the shelf. In addition, we have registered under separate shelf registration statements an aggregate of approximately 43,000,000 shares of our common stock for resale by affiliates of Welsh Carson.
     The following table summarizes our scheduled contractual cash obligations and commercial commitments at August 31, 2009 (unless otherwise noted), and the effect that such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (net of unamortized discount)	$1,925,000	$275,000	$275,000	$1,375,000	$—
Interest on long-term debt obligations(1)	508,414	140,222	265,706	102,486	$—
Operating lease obligations	276,983	33,281	53,547	40,409	149,746
Capital lease obligations	274,533	9,094	18,869	20,103	226,467
Purchase obligations	109,170	11,702	23,725	24,153	49,590

Total contractual cash obligations	3,094,100	469,299	636,847	1,562,151	425,803
Sublessor agreements	(3,452)	(1,335)	(1,611)	(490)	(16)

Net	$3,090,648	$467,964	$635,236	$1,561,661	$425,787

(1)	Interest payments are based on the Company’s projected interest rates and estimated principal amounts outstanding for the periods presented.

The liability for income taxes under FIN 48 as of August 31, 2009 of $12,485 is excluded from the contractual obligations table as the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any with the respective taxing authority.
SUBSEQUENT EVENTS
     On November 7, 2008, Centennial entered into a merger agreement with AT&T providing for the acquisition of Centennial by AT&T (the “Merger” or, the “AT&T Transaction”). On October 13, 2009, AT&T and Centennial announced that they had entered into a consent decree with the Department of Justice which allowed the Merger to proceed, while requiring that AT&T divest Centennial’s operations in eight service areas in Louisiana and Mississippi. The eight service areas are Alexandria, La., Lafayette, La., LA-3 (DeSoto), LA-5 (Beauregard), LA-6 (Iberville), LA-7 (West Feliciana), MS-8 (Claiborne) and MS-9 (Copiah). Under the terms of the merger agreement, Centennial stockholders would receive $8.50 per share in cash. The Merger was approved by Centennial’s stockholders in February 2009, but remains subject to approval by the Federal Communications Commission and to other customary closing conditions. AT&T and Centennial expect that, assuming timely satisfaction or waiver of all remaining closing conditions, the Merger will be completed early in the fourth quarter of calendar year 2009.

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

     We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” under Item 1A of our 2009 Annual Report on Form 10-K filed on July 30, 2009. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. You should carefully read this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.
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
     We are subject to market risks due to fluctuations in interest rates. Approximately $900.0 million of our long-term debt has variable interest rates. As of August 31, 2009 we utilize interest rate collar agreements to hedge variable interest rate risk on $260.5 million of our $900.0 million variable interest rate debt as part of our interest rate risk management program.
     The table below presents principal amounts and related average interest rate by year of maturity for our long-term debt. Weighted average variable rates are based on implied forward rates in the yield curve as of August 31, 2009:

	Fiscal Year Ended August 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
				(In thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$700,000	$325,000	$102,078	$1,127,078	$1,142,078
Average fixed interest rate				10.0%	8.1%	10.0%	9.5%	—
Variable rate	$275,000	$275,000	$—	$350,000	$—	$—	$900,000	$889,500
Average variable interest rate(1)	1.3%	3.1%	3.8%	4.2%	4.5%	4.7%	3.0%	—
Interest rate collars:
Notional amount	$260,500							$(774)
Cap (Highest)	2.25 – 4.00%
Floor (Lowest)	1.76 – 2.43%

(1)	Represents the average interest rate before applicable margin on the Senior Secured Credit Facility debt and the 2013 Holdco Floating Rate Notes.
     Our primary interest rate risk results from changes in LIBOR, which is used to determine the interest rates applicable on our variable rate debt under our Senior Secured Credit Facility and our 2013 Holdco Floating Rate Notes. We have variable rate debt that had outstanding balances of $900.0 million at August 31, 2009 and 2008. The fair value of such debt approximates the carrying value at August 31, 2009 and 2008. Of the variable rate debt, as of August 31, 2009, $260.5 million was hedged using interest rate collar agreements that expire at various dates through September 2009. These collars are designated as cash flow hedges. As of September 30, 2009, all of our swaps and collars had expired. Based on our unhedged variable rate obligations outstanding at August 31, 2009, a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our annual interest expense by approximately $1.1 million.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2009.
     There was no change in our internal control over financial reporting during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1 — Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2009 for information on risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009, except as set forth below.
There are risks and uncertainties associated with our proposed acquisition by AT&T.
     There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated. On October 13, 2009, AT&T and Centennial announced that they had entered into a consent decree with the Department of Justice which allowed the Merger to proceed, while requiring that AT&T divest Centennial’s operations in eight service areas in Louisiana and Mississippi. The acquisition was approved by Centennial’s stockholders in February 2009, but remains subject to approval by the Federal Communications Commission and to other customary closing conditions. AT&T and Centennial expect that, assuming timely satisfaction or waiver of all remaining closing conditions, the acquisition will be completed early in the fourth quarter of calendar year 2009. However, there is no assurance that the conditions to the completion of the AT&T Transaction will be satisfied or waived, taking into account the current regulatory environment. If the AT&T Transaction is not consummated on or before November 7, 2009 (the “Termination Date”), under certain circumstances either Centennial or AT&T may terminate the Merger Agreement, subject to AT&T’s right to extend the Termination Date in accordance with the terms thereof. Failure to consummate the AT&T Transaction for any reason, or an extended delay before consummation, could have a material adverse effect on our business, results of operations and financial condition and result in a significant decline in the market price of our common stock. If the AT&T Transaction is not completed, there is no assurance that a comparable transaction will occur.
     The merger agreement with AT&T restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the AT&T Transaction. The pendency of the AT&T Transaction could have a negative impact on our business, including making it more difficult to attract and retain customers.
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
Date: October 13, 2009

CENTENNIAL COMMUNICATIONS CORP.
By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Executive Vice President, Chief Financial Officer (Chief Financial Officer)

By:	/s/ Francis P. Hunt
Francis P. Hunt
Senior Vice President — Controller (Chief Accounting Officer)